Form 10-Q
period 1995-03-31
TOREADOR ROYALTY CORP
filed 1995-05-15
CIK 98720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark one)

  /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended MARCH 31, 1995

                                      OR

  / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                           PERIOD FROM ____ TO ____

                         Commission file number 0-2517


                          TOREADOR ROYALTY CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                              75-0991164
    -------------------------------                ---------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                Identification Number)


        530 Preston Commons West
            8117 Preston Road
             Dallas, Texas                                 75225
 ----------------------------------------               ----------
 (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (214) 369-0080

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

                   Yes      X                     No
                          -----                         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class                                       Outstanding at March 31, 1995
 -------------------------------             -----------------------------
 Common Stock, $.15625 par value                          5,343,371

TOREADOR ROYALTY CORPORATION
ITEM 1.   CONSOLIDATED BALANCE SHEET

                                                                March 31,          December 31,
                                                                  1995                 1994
                                                            ------------------------------------
                                                              (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                 $    3,681,759       $    3,893,666
  Marketable securities, at market value                           727,650              674,730
  Accounts receivable                                              167,853              160,701
  Federal income tax receivable                                     68,014               68,014
  Prepaid expenses and deposits                                    105,212               14,340
                                                            ------------------------------------
     Total current assets                                        4,750,488            4,811,451
                                                            ------------------------------------
Properties and equipment, less accumulated
  depreciation, depletion and amortization                       2,889,362            2,733,101
Other assets                                                        51,352              105,352
                                                            ------------------------------------
     Total assets                                           $    7,691,202       $    7,649,904
                                                            ====================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                  $      152,420       $      164,763
                                                            ------------------------------------
     Total current liabilities                                     152,420              164,763
                                                            ------------------------------------
Deferred tax liabilities                                           241,373              223,380
                                                            ------------------------------------
     Total liabilities                                             393,793              388,143

Stockholders' equity:
  Preferred stock, $1.00 par value, 4,000,000 shares
    authorized; none issued                                          - - -                - - -
  Common Stock, $.15625 par value; 10,000,000
    shares authorized; 5,349,071 shares issued                     835,792              835,792
  Capital in excess of par value                                 3,560,042            3,560,042
  Retained earnings                                              2,526,885            2,526,164
  Net unrealized gain on marketable securities                     391,434              356,507
                                                            ------------------------------------
                                                                 7,314,153            7,278,505
  Less 5,700 shares of common stock
     in treasury, at cost                                          (16,744)             (16,744)
                                                            ------------------------------------
     Total stockholders' equity                                  7,297,409            7,261,761
                                                            ------------------------------------
     Total liabilities and stockholders' equity             $    7,691,202       $    7,649,904
                                                            ====================================





The Company uses the successful efforts method of accounting for its oil and gas producing activities.
See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)


                                                                For the Three Months Ended
                                                                          March 31,
                                                             ----------------------------------
                                                                   1995               1994
                                                             ----------------------------------
REVENUES:
  Oil and gas sales                                          $     343,677       $     357,322
  Lease bonuses and rentals                                         41,896             226,780
  Interest and other income                                         51,711              56,866
                                                             ----------------------------------
     Total revenues                                                437,284             640,968

COSTS AND EXPENSES:
  Lease operating expense                                           69,463              72,213
  Dry holes and abandonments                                        69,401               - - -
  Depreciation, depletion and amortization                          56,975              77,406
  Geological and geophysical                                        49,528              51,873
  General and administrative                                       191,196             236,513
                                                             ----------------------------------
     Total costs and expenses                                      436,563             438,005
                                                             ----------------------------------

INCOME BEFORE FEDERAL INCOME TAXES                                     721             202,963

PROVISION (BENEFIT) FOR INCOME TAX EXPENSE                           - - -               - - -
                                                             ----------------------------------
NET INCOME                                                   $         721       $     202,963
                                                             ==================================

INCOME PER SHARE                                             $        0.00       $        0.04
                                                             ==================================

WEIGHTED AVERAGE SHARES OUTSTANDING                              5,352,225           4,611,254
                                                             ==================================





See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                 For the Three Months Ended
                                                                         March 31,
                                                             ----------------------------------
                                                                  1995               1994
                                                             ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $         721       $     202,963
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation, depletion and amortization                        56,975              77,406
    Dry holes and abandonments                                      69,401               - - -
    Gain on sale of oil and gas properties
      and equipment                                                  - - -             (25,225)
  (Increase) Decrease in accounts receivable                        (7,152)             10,902
  Increase in federal income tax receivable                          - - -              (9,961)
  Pension funding in excess of expense                               - - -               3,387
  Increase in prepaid expenses and deposits                        (36,872)            (47,600)
  Decrease in accounts payable and
   accrued liabilities                                             (12,343)            (50,427)
  Decrease in taxes payable                                          - - -             (70,039)
                                                             ----------------------------------
     Net cash provided by operating activities                      70,730              91,406

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for oil and gas properties
    and equipment                                                 (282,637)            (44,215)
  Purchase of furniture and fixtures                                 - - -              (3,470)
  Proceeds from sales of oil and gas properties
     and equipment                                                   - - -              25,225
  Lease of undeveloped acreage                                       - - -              95,372
                                                             ----------------------------------
  Net cash from (used for) investing activities                   (282,637)             72,912
                                                             ----------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (211,907)            164,318

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   3,893,666           1,360,024
                                                             ----------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $   3,681,759       $   1,524,342
                                                             ==================================
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                             $       - - -       $      80,000





See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995


NOTE   1   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in Toreador Royalty Corporation's (the "Company") 1994 Annual Report on Form 10-K. In the opinion of the Company, the information furnished herein reflects all adjustments consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods reported herein.

CAPITALIZATION POLICY FOR OIL AND GAS ACTIVITIES

         The Company follows the successful efforts method of accounting for oil and gas exploration and development expenditures. Under this method, costs of successful exploratory wells and all development wells are capitalized. Costs to drill exploratory wells which do not find proved reserves are expensed. Acquisition costs of mineral interests in oil and gas properties remain capitalized until they are impaired or a determination has been made to discontinue exploration of the lease, at which time all related costs are charged to expense. Impairment of unproved properties is assessed and recorded on a property-by-property basis. Upon sale or abandonment of units of property or the disposition of miscellaneous equipment, the cost is removed from the asset account, the related reserves relieved of the accumulated depreciation or depletion and the gain or loss is credited to or charged against operations. Maintenance and repairs are charged to expense; betterments of property are capitalized and depreciated.

EARNINGS PER SHARE

         Earnings per common share are based on the weighted average number of shares, including common share equivalents (except where inclusion of such common share equivalents would have an antidilutive effect), outstanding.

FEDERAL INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109(SFAS 109), "Accounting for Income Taxes", which was adopted effective January 1, 1993.

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995


NOTE 2 - MARKETABLE SECURITIES

         Marketable securities are comprised of 105,840 shares in the San Juan Basin Royalty Trust at March 31, 1995 and December 31, 1994. The Company's cost in this royalty trust is $126,258. At March 31, 1995, the market value of these securities which are designated as available for sale aggregated $727,650, resulting in a gross unrealized gain in the amount of $601,392 and an unrealized gain, net of tax effect, of $391,434. At December 31, 1994, the market value of these securities was $674,730, resulting in a gross unrealized gain in the amount of $548,472, and an unrealized gain, net of tax effect, of $356,507.


NOTE 3 - NON-PRODUCING MINERAL AND ROYALTY INTERESTS

         Principal properties include mineral fee interests acquired by the Company during 1951 and 1958. These interests totaled approximately 530,000 net mineral acres underlying approximately 870,000 surface acres in the Texas Panhandle and West Texas. It is recognized that the ultimate realization of the investment in these properties is dependent upon future exploration and development operations which are dependent upon satisfactory leasing and drilling arrangements with others. Additionally, the Company owns working or royalty interests in Texas, New Mexico, Oklahoma, Arkansas, Louisiana and Colorado.

NOTE 4 - INTEREST AND OTHER INCOME

         Items in interest and other income consist of:

                                                                     Three Months Ended
                                                                            March 31,
                                                           ------------------------------------------
                                                             1995                             1994
                                                           ----------                      -----------
 Interest - Certificates of Deposit and
                 U. S. Treasury Bills                      $   42,123                      $     9,607
 Distribution from Grantor Trust:
    San Juan Basin Royalty Trust                                9,588                           16,034
 Sale of oil and gas properties and                                                             25,225
     equipment                                                  - - -
 Management fees                                                - - -                            6,000
                                                           ----------                      -----------
                                                           $   51,711                      $    56,866
                                                           ==========                      ===========

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1995


NOTE 5 - CAPITAL

     On May 23, 1994, the Company privately placed 809,071 shares of common stock for an aggregate consideration of $2,831,749. In its private placement agreement with the purchasers, the Company granted them registration rights, pursuant to which a registration statement on Form S-3 covering all the shares was filed on June 22, 1994. The registration statement was declared effective July 11, 1994 and the Company is obligated to maintain such effectiveness until May 23, 1996. In connection with the private placement, the Company's placement agent received a five-year warrant to purchase 106,867 shares of common stock at a price of $4.375 per share. The placement agent has rights to participate in registered offerings of common stock by the Company.

     The net proceeds to the Company from the private placement (after deducting the placement agent's fee of $141,112 and expenses of approximately $75,000) were approximately $2,616,000.

                          TOREADOR ROYALTY CORPORATION

                                 March 31, 1995


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources

     The Company has no debt and maintains its excess cash funds in interest-bearing deposits and commercial paper. The Company is not aware of any demands, commitments or events which will result in its liquidity increasing or decreasing in a material way. From time to time, the Company may receive lease bonuses that cannot be anticipated and, when funds are available, the Company may elect to participate in exploratory ventures. The Company also may acquire producing oil and gas assets which could require the use of debt.

     Management believes that sufficient funds are available internally to meet anticipated capital requirements for fiscal 1995.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 1995 vs
        Three Months Ended March 31, 1994

     Revenues for the first quarter 1995, were $437,284, versus $640,968 for the same period in 1994. Oil and gas sales were $343,677 on volumes of 14,061 BBLs and 76,077 MCF in 1995 versus $357,322 on volumes of 13,957 BBLs and 90,987 MCF in 1994. The $13,645 decrease in oil and gas sales resulted from a decline in gas production by 14,910 MCF while oil production increased slightly by 104 BBLs. The gas volume and revenue declines were partially offset by a 30% average increase in oil prices. Lease bonus and rental income decreased by $184,884 to $41,896 in 1995 from $226,780 in 1994. Interest and other income was $51,711 in 1995 versus $56,866 in 1994. Interest income increased by $32,516 to $42,123 in 1995 from $9,607 in 1994 due to increased investment balances resulting from the successful private placement of stock in the second quarter of 1994. Royalty trust distributions declined by $6,446 to $9,588 in 1995 from $16,034 in 1994. The Company recorded sales of certain oil and gas properties of $25,225 in 1994 while no property dispositions have been made in 1995. The acreage joint venture for which the Company received $6,000 in management fees ended in the fourth quarter of 1994.

     Costs and expenses were $436,563 in 1995 versus $438,005 in 1994. Dry holes and abandonments were $69,401 in 1995 compared to none for the same period in 1994. How-

                          TOREADOR ROYALTY CORPORATION

                                 March 31, 1995


RESULTS OF OPERATIONS  (Continued)

     Three Months Ended March 31, 1995 vs
       Three Months Ended March 31, 1994

ever, decreases in all other expense categories counterbalanced this exploration expense increase. The remaining cost and expense categories decreased $70,843, comprised of $2,750 from lease operating expense; $20,431 from depreciation, depletion and amortization; $2,345 from geological and geophysical; and $45,317 from general and administrative expenses. Depreciation, depletion and amortization decreased as a result of no provision for lease impairment being required in 1995 due to the expiration in 1994 of undeveloped acreage in the Arkoma Basin. The major contributing factor for the general and administrative expense decline was a reduction in the utilization of outside professional consultants.

     The Company recognized net income of $721, or a fractional cent per share, for the first quarter of 1995 versus net income of $202,963, or $.04 per share, for the same period of 1994.

                          TOREADOR ROYALTY CORPORATION

                                 March 31, 1995

                          PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits

                 The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

         (b)     Reports on Form 8-K

                 None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TOREADOR ROYALTY CORPORATION,
                                                  Registrant


                                              /s/ PETER R. VIG
                                       ----------------------------------
                                            Peter R. Vig, Chairman;
                                       the Principal Executive, Financial
                                             and Accounting Officer



May 12, 1995

                          TOREADOR ROYALTY CORPORATION

                                 March 31, 1995

                               INDEX TO EXHIBITS

         EXHIBIT                                                             SEQUENTIALLY NUMBERED
         NUMBER           EXHIBIT                                                    PAGE
         ------           -------                                             --------------------
         27.1             Financial Data Schedule