Form 10-Q
period 1995-06-30
TOREADOR ROYALTY CORP
filed 1995-08-14
CIK 98720

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q
                                  ---------

(Mark one)

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---                  SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1995
                                                -------------

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                           PERIOD FROM      TO
                                       ----    ----

                        Commission file number 0-2517
                                               ------

                         TOREADOR ROYALTY CORPORATION
                         ----------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                              75-0991164
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

         530 Preston Commons West
            8117 Preston Road
              Dallas, Texas                                           75225
----------------------------------------                              -----
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code: (214) 369-0080
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X        No
                                ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at June 30, 1995
-------------------------------                    ----------------------------
Common Stock, $.15625 par value                               5,343,371

                         PART I. FINANCIAL INFORMATION

TOREADOR ROYALTY CORPORATION
ITEM 1. CONSOLIDATED BALANCE SHEET

                                                                 June 30,              June 30,            December 31,
                                                                   1995                  1994                 1994
                                                              --------------        -------------        --------------
                                                               ( Unaudited )         ( Unaudited )
ASSETS
Current assets:
 Cash and cash equivalents                                    $    3,217,593        $   3,821,190        $    3,893,666
 Marketable securities, at market value                              635,040              912,870               674,730
 Accounts receivable                                                 151,631              174,429               160,701
 Federal income tax receivable                                        68,014                9,961                68,014
 Prepaid expenses and deposits                                        69,840               14,340                14,340
                                                              --------------        -------------        --------------
   Total current assets                                            4,142,118            4,932,790             4,811,451
                                                              --------------        -------------        --------------
Properties and equipment, less accumulated
 depreciation, depletion and amortization                          2,917,886            2,779,617             2,733,101
Other assets                                                          49,852               60,962               105,352
                                                              --------------        -------------        --------------
   Total assets                                               $    7,109,856        $   7,773,369        $    7,649,904
                                                              ==============        =============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                     $      104,881        $      62,542        $      164,763
                                                              --------------        -------------        --------------
   Total current liabilities                                         104,881               62,542               164,763
                                                              --------------        -------------        --------------
Deferred tax liabilities                                             209,885              275,315               223,380
Other liabilities                                                          -               14,145                     -
                                                              --------------        -------------        --------------
   Total liabilities                                                 314,766              352,002               388,143
Stockholders' equity:
 Preferred stock, $1.00 par value, 4,000,000 shares
   authorized; none issued                                                 -                    -                     -
 Common stock, $.15625 par value, 10,000,000
   shares authorized; 5,349,071 shares issued                        835,792              835,792               835,792
 Capital in excess of par value                                    3,560,042            3,560,199             3,560,042
 Retained earnings                                                 2,085,688            2,568,788             2,526,164
 Minimum pension liability                                                 -              (37,965)                    -
 Net unrealized gain on marketable securities                        330,312              511,297               356,507
                                                              --------------        -------------        --------------
                                                                   6,811,834            7,438,111             7,278,505
 Less 5,700 shares of common stock
   in treasury, at cost                                              (16,744)             (16,744)              (16,744)
                                                              --------------        -------------        --------------
   Total stockholders' equity                                      6,795,090            7,421,367             7,261,761
                                                              --------------        -------------        --------------
   Total liabilities and stockholders' equity                 $    7,109,856        $   7,773,369        $    7,649,904
                                                              ==============        =============        ==============


The Company uses the successful efforts method of accounting for its oil and gas producing activities. See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                     For the Three Months Ended      For the Six Months Ended
                                                              June 30,                       June 30,
                                                       1995            1994             1995             1994
                                                   -----------      ----------       ----------      -----------
 REVENUES:
  Oil and gas sales                                $   299,387      $  387,378       $  643,064      $   744,700
  Lease bonuses and rentals                                  -               -           41,896          226,780
  Interest and other income                             66,116          43,628          117,827          100,494
                                                   -----------      ----------       ----------      -----------
    Total revenues                                     365,503         431,006          802,787        1,071,974

 COSTS AND EXPENSES:
  Lease operating expense                               92,471          85,245          161,934          157,458
  Dry holes and abandonments                           105,977          35,543          175,378           35,543
  Depreciation, depletion and
    amortization                                        52,988          71,534          109,963          148,940
  Geological and geophysical                            62,552          20,298          112,080           72,171
  General and administrative                           492,712         253,141          683,908          489,654
                                                   -----------      ----------       ----------      -----------
    Total costs and expenses                           806,700         465,761        1,243,263          903,766
                                                   -----------      ----------       ----------      -----------
 INCOME BEFORE FEDERAL INCOME TAXES                   (441,197)        (34,755)        (440,476)         168,208

 PROVISION (BENEFIT) FOR FEDERAL INCOME
  TAX EXPENSE                                                -               -                -                -
                                                   -----------      ----------       ----------      -----------
 NET INCOME                                        $  (441,197)     $  (34,755)      $ (440,476)     $   168,208
                                                   ===========      ==========       ==========      ===========
 INCOME PER SHARE                                  $     (0.08)     $    (0.01)      $    (0.08)     $      0.04
                                                   ===========      ==========       ==========      ===========
 WEIGHTED AVERAGE SHARES OUTSTANDING                 5,343,371       4,803,990        5,343,371        4,746,098
                                                   ===========      ==========       ==========      ===========

See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                     For the Three Months Ended             For the Six Months Ended
                                                               June 30,                             June 30,
                                                       1995               1994               1995              1994
                                                   ------------       ------------       ------------       -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                $                  $    (34,755)      $   (440,476)      $   168,208
  Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
  Depreciation, depletion and amortization               52,988             71,534            109,963           148,940
  Dry holes and abandonments                            105,977             35,543            175,378            35,543
  Loss (gain) on sale of oil and gas
    properties and equipment                                  -                494                  -           (24,731)
  Decrease in accounts receivable                        16,222              8,814              9,070            19,716
  Increase in federal income tax receivable                   -                  -                  -            (9,961)
  Pension funding in excess of expense                        -              3,387                  -             6,774
  Increase in prepaid expenses and deposits              36,872             47,600                  -                 -
  Decrease in accounts payable and
    accrued liabilities                                 (47,539)           (19,967)           (59,882)          (70,394)
  Decrease in taxes payable                                   -                  -                  -           (70,039)
                                                   ------------       ------------       ------------       -----------
    Net cash (used) provided by
      operating activities                             (276,677)           112,650           (205,947)          204,056

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for oil and gas property
    and equipment                                      (184,145)          (426,599)          (466,782)         (470,814)
  Purchase of furniture and fixtures                     (3,344)            (4,585)            (3,344)           (8,055)
  Proceeds from sale of oil and gas
    properties and equipment                                  -               (494)                 -            24,731
  Lease of undeveloped acreage                                -                  -                  -            95,372
                                                   ------------       ------------       ------------       -----------
    Net cash used for investing activities             (187,489)          (431,678)          (470,126)         (358,766)
                                                   ------------       ------------       ------------       -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common
    stock                                                     -          2,615,876                  -         2,615,876
                                                   ------------       ------------       ------------       -----------
  Net cash provided by financing activities                   -          2,615,876                  -         2,615,876
                                                   ------------       ------------       ------------       -----------

 NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                          (464,166)         2,296,848           (676,073)        2,461,166
 CASH & CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                              3,681,759          1,524,342          3,893,666         1,360,024
                                                   ------------       ------------       ------------       -----------
 CASH & CASH EQUIVALENTS, END OF PERIOD            $  3,217,593       $  3,821,190       $  3,217,593       $ 3,821,190
                                                   ============       ============       ============       ===========
 SUPPLEMENTAL SCHEDULE OF CASH
  FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                   $         -        $          -       $          -       $    80,000

See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the three and six months ended June 30, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in Toreador Royalty Corporation's (the "Company") 1994 Annual Report on Form 10-K. In the opinion of the Company, the information furnished herein reflects all adjustments consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods reported herein. Operating results from the interim period may not necessarily be indicative of the results for the year ended December 31, 1995.

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

EARNINGS PER SHARE

         Earnings per common share is based on the weighted average number of shares, including common share equivalents (except where inclusion of such common share equivalents would have an antidilutive effect), outstanding.

FEDERAL INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes", which was adopted effective January 1, 1993.

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the three and six months ended June 30, 1995


NOTE 2 - MARKETABLE SECURITIES

         Marketable securities are comprised of 105,840 shares in the San Juan Basin Royalty Trust at June 30, 1995 and 1994, and at December 31, 1994. The Company's cost in this royalty trust is $126,258. At June 30, 1995, the market value of these securities which are designated as available for sale aggregated $635,040, resulting in a gross unrealized gain in the amount of $508,782 and an unrealized gain, net of tax effect, of $330,312. At June 30, 1994, the market value of these securities was $912,870, resulting in a gross unrealized gain in the amount of $786,612, and an unrealized gain, net of tax effect, of $511,297. At December 31, 1994, the market value of these securities was $674,730, resulting in a gross unrealized gain in the amount of $548,472, and an unrealized gain, net of tax effect, of $356,507.

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

NOTE 4 - INTEREST AND OTHER INCOME

         Items in interest and other income consist of:

                                                         Three Months Ended
                                                              June 30,
                                                      -----------------------
                                                        1995           1994
                                                      --------       --------
 Interest - Certificates of Deposit and
        U. S. Treasury Bills                          $ 54,639       $ 20,778
 Distribution from Grantor Trust:
    San Juan Basin Royalty Trust                        11,477         19,344
 Sale of oil and gas properties and equipment                -           (494)
 Management fees                                             -          4,000
                                                      --------       --------
                                                      $ 66,116       $ 43,628
                                                      ========       ========

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the three and six months ended June 30, 1995

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

NOTE 6 - STOCKHOLDER RIGHTS PLAN

         The Company adopted a stockholder rights plan on April 3, 1995 designed to assure that the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive takeover tactics to gain control of the Company without paying all stockholders a fair price. Under the rights plan, the Company declared a dividend of one right ("Right") on each share of Toreador common stock. Each Right will entitle the holder to purchase one one-hundredth of a share of a new Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $12.00. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 20 percent or more of Toreador's outstanding common stock or announces a tender offer or exchange offer to acquire such ownership level. The Rights are subject to redemption by the Company for $.01 per Right at any time prior to the tenth day after the first public announcement of the acquisition by any person or group of beneficial ownership of 20 percent or more of Toreador common stock. The dividend distribution was made on April 13, 1995 to stockholders of record at the close of business on that date. The rights will expire on April 13, 2005.

                          TOREADOR ROYALTY CORPORATION

                For the three and six months ended June 30, 1995


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resource

         Historically, most of the exploration activity on the Company's acreage has been funded and conducted by other oil companies and this activity is expected to continue. Exploration activity typically generates lease bonus and option income to the Company. If drilling is successful, the Company receives royalty income from the oil or gas production but bears none of the capital or operating costs. In order to accelerate the evaluation of its acreage as well as increase its ownership in any reserves discovered, the Company intends to increase its level of participation in exploring its acreage by acquiring working interests. The extent to which the Company may acquire working interests will depend on the availability of outside capital and cash flow from operations. Currently, the primary sources of capital for the financing of the Company's operations are cash flow provided from revenues generated by its proportionate share in oil and natural gas sales and existing cash, including that from the private offering. To the extent cash flow from operations does not significantly increase and external sources of capital are limited or unavailable, the Company's ability to make the capital investment to participate in 3-D seismic surveys and increase its interest in projects on its acreage will be limited. Future funds are expected to be provided through production from existing producing properties and new producing properties that may be discovered through exploration of the Company's acreage by third parties or by the Company itself. Funds may also be provided through external financing in the form of debt or equity. There can be no assurance as to the extent and availability of these sources of funding.

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

                          TOREADOR ROYALTY CORPORATION

                For the three and six months ended June 30, 1995

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1995 VS
          THREE MONTHS ENDED JUNE 30, 1994

         Revenues for the second quarter 1995, were $365,503, versus $431,006 for the same period in 1994. Oil and gas sales were $299,387 in 1995 versus $387,378 in 1994. The average gas price for the period dropped 44.7% to $1.09 per MCF in 1995 from $1.97 per MCF for the same quarter of 1994. This resulted in a number of gas wells being shut-in or curtailed. Consequently, gas volumes declined 27.0% to 65,659 MCF in 1995 from 89,994 MCF in 1994. Oil volumes remained flat at 12,856 BBL for the second quarter 1995 compared to 12,858 for the same period in 1994. Oil prices were up 8.3%, representing an average oil price of $17.70 per barrel in 1995 versus $16.34 per barrel in 1994. Interest and other income was $66,116 in 1995 versus $43,628 in 1994. Interest income increased by $33,861 to $54,639 in 1995 from $20,778 in 1994 due to increased investment balances resulting from the successful private placement of stock in the second quarter of 1994. Royalty trust distributions declined by $7,867 to $11,477 in 1995 from $19,344 in 1994. The acreage joint venture for which the Company received $4,000 in management fees in 1994 ended in the fourth quarter of 1994.

         Costs and expenses were $806,700 in 1995 versus $465,761 for the same period in 1994. Lease operating expenses were $92,471 versus $85,245 in 1994. Dry holes and abandonments were $105,977 in 1995 compared to $35,543 in 1994. Geological and geophysical costs were $62,552 compared to $20,298 for the same period in 1994. Both dry holes and abandonments and geological and geophysical costs increased due to the Company's aggressive efforts to evaluate and develop Company-owned mineral interests. Depreciation, depletion and amortization declined $18,546 to $52,988 in 1995 from $71,534. This reduction results from the Company's decline in oil and gas sales. General and administrative expenses increased by $239,571 to $492,712 from $253,141 in 1994. The increase is a direct result of the Company defending an attempt to take control of the Company by a competing slate of directors submitted by a Boston-based group of investors.

 The Company recognized a loss of $441,197, or $(.08) per share, for the second quarter of 1995 versus a $34,755 loss, or $(.01) per share, for the same period of 1994.

                          TOREADOR ROYALTY CORPORATION

                For the three and six months ended June 30, 1995

         SIX MONTHS ENDED JUNE 30, 1995 VS
          SIX MONTHS ENDED JUNE 30, 1994

         Revenues for the six months ended June 30, 1995 decreased 25.1% to $802,787 compared to $1,071,974 for 1994. Oil and gas sales declined 13.6% to $643,064 in 1995 from $744,700 in 1994, resulting from the reduction of equivalent barrel production in 1995 of 50,540 from 56,979 in 1994. This decline in equivalent barrel production was further felt as the price per equivalent barrel slipped to $12.72 in 1995 from $13.07 in 1994. Lease bonus and rental income decreased by 81.5% to $41,896 in 1995 from $226,780 in 1994. The decrease is due to the Company evaluating its own mineral interests for future development. Interest and other income increased 17.2%, or $17,333, to $117,827 from $100,494 in 1994. Increased investment balances resulting from the successful private placement of stock in the second quarter of 1994 contributed to this increase.

         Total costs and expenses for the first half of 1995 were $1,243,263 compared to $903,766 for the first half of 1994, representing a 34.2% increase. Of this increase, 57.2% is attributable to general and administrative expenses as a direct result of the Company defending an attempt to take control of the Company by a competing slate of directors submitted by a Boston-based group of investors, which increased these expenses to $683,908 in 1995 from $489,654 in 1994. The Company completed its participation in the evaluation of certain drilling commitments resulting in dry holes and abandonments of $175,378 in 1995 versus $35,543 in 1994 representing 41.2% of the increase in total costs and expenses. Geological and geophysical costs increased $39,909, to $112,080 from $72,171, or 11.8% of the increase in total costs and expenses. The remaining component, contributing 1.3% of the increase in total costs and expenses, is lease operating expense which increased $4,476 to $161,934 from $157,458 in 1994. These increases were partly offset by the decline in depreciation, depletion and amortization of $38,977 to $109,963 from $148,940 in 1994.

         The Company recognized a loss of $440,476, or $(.08) per share, in 1995 as compared to net income of $168,208, or $.04 per share, for the same period in 1994.

                          TOREADOR ROYALTY CORPORATION

                                 June 30, 1995

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of the Company was held at 10:00 a.m., local time, on Thursday, May 18, 1995.

(b) The following directors were elected at the annual meeting of stockholders: Donald E. August, John V. Ballard, J. W. Bullion, Thomas
         P. Kellogg, Jr., John Mark McLaughlin, Peter R. Vig and Jack L. Woods. Except for the foregoing directors, no other director's term continued after the date of the meeting.

(c) Out of a total of 5,343,371 shares of common stock of the Company outstanding and entitled to vote, 4,030,720 shares were present in person or by proxy, representing approximately 75 percent. The only matters voted on by the stockholders, as fully described in the definitive proxy materials for the annual meeting, were the election of directors of the Company, and the adoption of the Company's 1994 Non-Employee Director Stock Option Plan. On May 5, 1995, the Company received notice that certain of the Company's stockholders (the "Committee") intended to solicit proxies from the Company's stockholders in opposition to the proxies previously solicited from the Company's Board of Directors. Specifically, the Committee proposed (i) the election of a new slate of nominees for director of the Company and (ii) the rejection of the Board's proposal to adopt the Company's 1994 Non-Employee Director Stock Option Plan. The results of the voting were as follows:

1.       Election of Directors

                                                                                        NUMBER OF SHARES
                                                                                        ----------------
                                                                                          WITHHOLDING
                                                                                          -----------
                                              NUMBER OF SHARES VOTING                AUTHORITY TO VOTE FOR
                                              -----------------------                ---------------------
          MANAGEMENT NOMINEES                FOR ELECTION AS DIRECTOR                 ELECTION AS DIRECTOR
          -------------------                ------------------------                 --------------------
           Donald E. August                         2,839,411                               49,228
           John V. Ballard                          2,839,411                               49,228
            J. W. Bullion                           2,839,411                               49,228
        Thomas P. Kellogg, Jr.                      2,839,411                               49,228
         John Mark McLaughlin                       2,839,411                               49,228
             Peter R. Vig                           2,839,411                               49,228
            Jack L. Woods                           2,839,411                               49,228

                          TOREADOR ROYALTY CORPORATION

                                 June 30, 1995

                     PART II. OTHER INFORMATION (Continued)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)

1.       Election of Directors (Continued)

                                                                                        NUMBER OF SHARES
                                                                                        ----------------
                                                                                          WITHHOLDING
                                                                                          -----------
                                              NUMBER OF SHARES VOTING                AUTHORITY TO VOTE FOR
                                              -----------------------                ---------------------
          COMMITTEE NOMINEES                 FOR ELECTION AS DIRECTOR                 ELECTION AS DIRECTOR
          ------------------                 ------------------------                 --------------------
             Peter L. Falb                           1,082,881                               58,800
          Edward Nathan Dane                         1,082,801                               58,860
           Theodore Johnson                          1,079,881                               61,800
            Paul R. Farago                           1,079,881                               61,800
         Edward J. Stuart III                        1,079,881                               61,800


2.       Adoption of 1994 Non-Employee Director Stock Option Plan

                  FOR                                 AGAINST                               ABSTAIN
                  ---                                 -------                               -------
               2,498,142                             1,265,924                              266,254


         There were no broker non-votes for the matters voted on by the stockholders at the annual meeting.

         (d)     Inapplicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits

                 The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

         (b)     Reports on Form 8-K

                 Form 8-K dated April 3, 1995 (Date of Event: April 3, 1995), which reported the Company's adoption of a stockholder rights plan.

                          TOREADOR ROYALTY CORPORATION

                                 June 30, 1995


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TOREADOR ROYALTY CORPORATION,
                                                 Registrant



                                              /s/ PETER R. VIG
                                              ----------------
                                           Peter R. Vig, Chairman;
                                     the Principal Executive, Financial
                                           and Accounting Officer


August 11, 1995

                          TOREADOR ROYALTY CORPORATION

                                 June 30, 1995

                               INDEX TO EXHIBITS



EXHIBIT
-------
NUMBER                                     EXHIBIT
------                                     -------
3        Certificate of Designations of Series A Junior Participating Preferred
         Stock  Stock of the Registrant, dated as of April 3, 1995.

4        Rights Agreement dated as of April 3, 1995, between Toreador Royalty
         Corporation and Continental Stock Transfer & Trust Company
         Company (filed as Exhibit 1 to the Registrant's Form 8-K dated April
         3, 1995, and incorporated herein by reference).

10 Form of Indemnification Agreement dated as of April 25, 1995 between between the Registrant and each of the Registrant's directors.

27       Financial Data Schedule.

99       Press Release, dated May 23, 1995.
