Form 10-Q
period 1995-09-30
TOREADOR ROYALTY CORP
filed 1995-11-14
CIK 98720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark one)

  X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                   SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1995
                                              ------------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                            PERIOD FROM     TO
                                        ----  ----

                         Commission file number 0-2517
                                                ------

                         TOREADOR ROYALTY CORPORATION
             ------------------------------------------------------
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

                   Yes    X               No
                        -----                 -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at  September 30,1995
--------------------------------          ---------------------------------
 Common Stock, $.15625 par value                       5,343,371

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          TOREADOR ROYALTY CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                            September 30,     September 30,     December 31,
                                                                1995              1994             1994
                                                            -------------     -------------    -------------
                                                             (Unaudited)       (Unaudited)
  ASSETS
  Current assets:
     Cash and cash equivalents                              $   3,216,002     $   3,958,373    $   3,893,666
     Marketable securities, at market value                       727,650           820,260          674,730
     Accounts receivable                                          128,968           185,464          160,701
     Federal income tax receivable                                 68,014            21,431           68,014
     Prepaid expenses and deposits                                 61,228            31,403           14,340
                                                            -------------     -------------    -------------
         Total current assets                                   4,201,862         5,016,931        4,811,451
                                                            -------------     -------------    -------------
  Properties and equipment, less accumulated
    depreciation, depletion and amortization                    2,869,674         2,638,630        2,733,101
  Other assets                                                     58,465            57,576          105,352
                                                            -------------     -------------    -------------
        Total assets                                        $   7,130,001     $   7,713,137    $   7,649,904
                                                            =============     =============    =============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable and accrued liabilities               $      96,574     $      90,863    $     164,763
                                                            -------------     -------------    -------------
        Total current liabilities                                  96,574            90,863          164,763
                                                            -------------     -------------    -------------
  Deferred tax liabilities                                        241,372           242,901          223,380

  Other liabilities                                                   ---            14,145              ---
                                                            -------------     -------------    -------------
        Total liabilities                                         337,946           347,909          388,143

  Stockholders' equity:
     Preferred stock, $1.00 par value, 4,000,000 shares
        authorized; none issued                                       ---               ---              ---
     Common stock, $.15625 par value, 10,000,000
        shares authorized; 5,349,071 shares issued                835,792           835,792          835,792
     Capital in excess of par value                             3,560,042         3,559,382        3,560,042
     Retained earnings                                          2,021,530         2,573,662        2,526,164
     Minimum pension liability                                        ---           (37,965)             ---
     Net unrealized gain on marketable securities                 391,435           451,101          356,507
                                                            -------------     -------------    -------------
                                                                6,808,799         7,381,972        7,278,505
     Less 5,700 shares of common stock
        in treasury, at cost                                      (16,744)          (16,744)         (16,744)
                                                            -------------     -------------    -------------
       Total stockholders' equity                               6,792,055         7,365,228        7,261,761
                                                            -------------     -------------    -------------
       Total liabilities and stockholders' equity           $   7,130,001     $   7,713,137    $   7,649,904
                                                            =============     =============    =============


    The Company uses the successful efforts method of accounting for its oil and gas producing activities. See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                    For the Three Months Ended      For the Nine Months Ended
                                                           September 30,                  September 30,
                                                      1995            1994            1995          1994
                                                  -----------     -----------     -----------    ------------
Revenues:
  Oil and gas sales                               $   315,657     $   306,646     $   958,721    $  1,051,346
  Lease bonuses and rentals                            22,010          31,641          63,906         258,421
  Interest and other income                            41,627          53,051         159,454         153,545
                                                  -----------     -----------     -----------    ------------
    Total revenues                                    379,294         391,338       1,182,081       1,463,312

Costs and expenses:
  Lease operating expense                              83,279          58,948         245,213         216,406
  Dry holes and abandonments                              ---             ---         175,378          35,543
  Depreciation, depletion and
    amortization                                       69,317          73,237         179,280         222,177
  Geological and geophysical                           66,629          56,422         178,709         128,593
  General and administrative                          224,220         209,327         908,128         698,981
                                                  -----------     -----------     -----------    ------------
    Total costs and expenses                          443,445         397,934       1,686,708       1,301,700
                                                  -----------     -----------     -----------    ------------
Income (loss) before federal income taxes             (64,151)         (6,596)       (504,627)        161,612
Provision (benefit) for federal income
  tax expense                                             ---         (11,470)            ---         (11,470)
                                                  -----------     -----------     -----------    ------------
Net income (loss)                                 $   (64,151)    $     4,874     $  (504,627)   $    173,082
                                                  ===========     ===========     ===========    ============
Income per share                                  $     (0.01)    $         0     $     (0.09)   $       0.04
                                                  ===========     ===========     ===========    ============
Weighted average shares outstanding                 5,343,371       5,379,019       5,343,371       4,929,535
                                                  ===========     ===========     ===========    ============



See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                 For the Three Months Ended       For the Nine Months Ended
                                                        September 30,                   September 30,
                                                    1995            1994            1995            1994
                                                 ----------     ---------      ------------    -----------
Cash flows from operating activities:
  Net (loss) income                              $  (64,151)    $   4,874      $   (504,627)   $   173,082
  Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
  Depreciation, depletion and amortization           69,317        73,237           179,280        222,177
  Dry holes and abandonments                            ---           ---           175,378         35,543
  Gain on sale of oil and gas
     properties and equipment                           ---           ---               ---        (24,731)
  Decrease  (increase)  in accounts
    receivable                                       22,663       (11,035)           31,733          8,681
  Increase in federal income tax receivable             ---       (11,470)              ---        (21,431)
  Pension funding in excess of expense                   (1)        3,386                (1)        10,160
  Increase in prepaid expenses and deposits             ---       (17,063)              ---        (17,063)
  (Decrease) increase in accounts payable
    and accrued liabilities                          (8,314)       28,321           (68,196)       (42,073)
   Decrease in taxes payable                            ---           ---               ---        (70,039)
                                                 ----------     ---------      ------------    -----------
    Net cash provided by (used for)
     operating activities                            19,514        70,250          (186,433)       274,306
Cash flows from investing activities:
  Expenditures for oil and gas property
    and equipment                                   (21,105)       67,750          (487,887)      (403,064)
  Purchase of furniture and fixtures                    ---           ---            (3,344)        (8,055)
  Proceeds from sale of oil and gas
    properties and equipment                            ---           ---               ---         24,731
  Lease of undeveloped acreage                          ---           ---               ---         95,372
                                                 ----------     ---------      ------------    -----------
    Net cash (used for) investing activities        (21,105)       67,750          (491,231)      (291,016)
                                                 ----------     ---------      ------------    -----------

Cash flows from financing activities:
  Net proceeds from issuance of common
    stock                                               ---          (817)              ---      2,615,059
                                                 ----------     ---------      ------------    -----------
    Net cash provided by financing activities           ---          (817)              ---      2,615,059
                                                 ----------     ---------      ------------    -----------
Net (decrease) increase in cash and cash
  equivalents                                        (1,591)      137,183          (677,664)     2,598,349
Cash & cash equivalents, beginning of
  period                                          3,217,593     3,821,190         3,893,666      1,360,024
                                                 ----------     ---------      ------------    -----------
Cash & cash equivalents, end of period           $3,216,002    $3,958,373        $3,216,002     $3,958,373
                                                 ==========    ==========        ==========     ==========
Supplemental schedule of cash
  flow information:
  Cash paid during the period for:
    Income taxes                                        ---           ---               ---   $     80,000


    See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the three and nine months ended September 30, 1995


NOTE   1   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the 1994 Annual Report on Form 10-K of Toreador Royalty Corporation (the "Company" or "Toreador"). In the opinion of the Company, the information furnished herein reflects all adjustments consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods reported herein. Operating results from the interim period may not necessarily be indicative of the results for the year ended December 31, 1995.

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

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the three and nine months ended September 30, 1995


NOTE 2 - MARKETABLE SECURITIES

     Marketable securities are comprised of 105,840 shares in the San Juan Basin Royalty Trust at September 30, 1995 and 1994. The Company's cost in this royalty trust is $126,258. At September 30, 1995, the market value of these securities which are designated as available for sale aggregated $727,650, resulting in a gross unrealized gain in the amount of $601,392 and an unrealized gain, net of tax effect, of $391,435. At September 30, 1994, the market value of these securities was $820,260, resulting in a gross unrealized gain in the amount of $694,002 and an unrealized gain, net of tax effect, of $451,101. At December 31, 1994, the market value of these securities was $674,730, resulting in a gross unrealized gain in the amount of $548,472, and an unrealized gain, net of tax effect, of $356,507.

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

NOTE 4 - INTEREST AND OTHER INCOME

     Items in interest and other income consist of:

                                                                Three Months Ended
                                                                   September 30,
                                                         --------------------------------
                                                            1995                1994
                                                            ----                ----
 Interest - Certificates of Deposit and
            U. S. Treasury Bills                         $   34,062         $    40,444
 Distribution from Grantor Trust:
    San Juan Basin Royalty Trust                              7,565               8,607
 Management fees                                                ---               4,000
                                                         ----------         -----------
                                                         $   41,627         $    53,051
                                                         ==========         ===========

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the three and nine months ended September 30, 1995


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

                          TOREADOR ROYALTY CORPORATION
             For the three and nine months ended September 30, 1995


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources

     Historically, most of the exploration activity on the Company's acreage has been funded and conducted by other oil companies and this activity is expected to continue. Exploration activity typically generates lease bonus and option income to the Company. If drilling is successful, the Company receives royalty income from the oil or gas production but bears none of the capital or operating costs. In order to accelerate the evaluation of its acreage as well as increase its ownership in any reserves discovered, the Company intends to increase its level of participation in exploring its acreage by acquiring working interests. The extent to which the Company may acquire working interests will depend on the availability of outside capital and cash flow from operations. Currently, the primary sources of capital for the financing of the Company's operations are cash flow provided from revenues generated by its proportionate share in oil and natural gas sales and existing cash, including that from a private offering completed in 1994. To the extent cash flow from operations does not significantly increase and external sources of capital are limited or unavailable, the Company's ability to make the capital investment to participate in 3-D seismic surveys and increase its interest in projects on its acreage will be limited. Future funds are expected to be provided through production from existing producing properties and new producing properties that may be discovered through exploration of the Company's acreage by third parties or by the Company itself. Funds may also be provided through external financing in the form of debt or equity. There can be no assurance as to the extent and availability of these sources of funding.

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

                          TOREADOR ROYALTY CORPORATION

             For the three and nine months ended September 30, 1995

RESULTS OF OPERATIONS

     Three Months Ended September 30, 1995 vs
        Three Months Ended September 30, 1994

     Revenues for the third quarter 1995 were $379,294 versus $391,338 for the same period in 1994. Oil and gas sales were $315,657 in 1995 versus $306,646 in 1994. The average gas price for the period dropped 15.7% to $1.29 per MCF in 1995 from $1.53 per MCF for the same quarter of 1994. The Company continued to experience a number of gas wells being shut-in or curtailed during the past ninety days. This resulted in gas volumes declining by 20.8% to 60,054 MCF in 1995 from 75,804 MCF in 1994. Oil volumes increased 26.4% to 14,833 BBL for the third quarter 1995 compared to 11,733 for the same period in 1994. Oil prices remained relatively flat as the 1995 average price per barrel was $16.08 as compared to $16.24 per barrel in 1994. Interest and other income was $41,627 in 1995 versus $53,051 in 1994. Interest income decreased by $6,382 to $34,062 in 1995 from $40,444 in 1994 due to reductions in short term investment rates. Royalty trust distributions declined by $1,042 to $7,565 in 1995 from $8,607 in 1994. The acreage joint venture for which the Company received $4,000 in management fees in 1994 ended in the fourth quarter of 1994.

     Costs and expenses were $443,445 in 1995 compared to $397,934 for the same period in 1994. Lease operating expenses were $83,279 versus $58,948 in 1994. These increased expenses are primarily a result of the Company's participation in the successful development program occurring on the Company's minerals in Motley County, Texas. Geological and geophysical costs were $66,629 compared to $56,422 for the same period in 1994. The geological and geophysical costs increased due to the Company's continued efforts to evaluate
and develop Company-owned mineral interests.   Depreciation, depletion and
amortization declined by approximately $4,000 in 1995 to $69,317.
General and administrative expenses increased by $14,893 to $224,220 from $209,327 in 1994. The increase results from the Company finalizing its various state franchise tax obligations for the current year along with final expenses associated with defending an attempt to take control of the Company.

     The Company recognized a loss of $64,151, or $(.01) per share, for the quarter versus a $4,874 net income for the same period of 1994.

                          TOREADOR ROYALTY CORPORATION

             For the three and nine months ended September 30, 1995

     Nine Months Ended September 30, 1995 vs
       Nine Months Ended September 30, 1994

     Revenues for the nine months ended September 30, 1995 decreased 19.2% to $1,182,081 compared to $1,463,312 for 1994. Oil and gas sales declined 8.8% to $958,721 in 1995 from $1,051,346 in 1994, resulting from the reduction of equivalent barrel production in 1995 of 75,382 from 81,346 in 1994.
This decline in equivalent barrel production was compounded as the price per equivalent barrel slipped $.20 to $12.72 in 1995 from $12.92 in 1994. Lease bonus and rental income decreased by 75.3% to $63,906 in 1995 from $258,421 in 1994. The decrease is due to the Company evaluating its own mineral interests for future development. Interest and other income increased 3.8%, or $5,909, to $159,454 from $153,545 in 1994. Increased investment balances resulting from the successful private placement of stock in the second quarter of 1994 contributed to this increase.

     Total costs and expenses through nine months of 1995 were $1,686,708 compared to $1,301,700 for the same period of 1994, representing a 29.6% increase. Of this increase, 54.3% is attributable to general and administrative expenses as a direct result of the Company defending an attempt to take control of the Company by a competing slate of directors submitted by a Boston-based group of investors, which increased these expenses to $908,128 in 1995 from $698,981 in 1994. The Company completed its participation in the evaluation of certain drilling commitments resulting in expenses from dry holes and abandonments of $175,378 in 1995 versus $35,543 in 1994 representing 36.3% of the increase in total costs and expenses. Geological and geophysical costs increased $50,116, to $178,709 from $128,593, or 13.0% of the increase in total costs and expenses. The remaining component, contributing 7.5% of the increase in total costs and expenses, is lease operating expense which increased $28,807 to $245,213 from $216,406 in 1994. These increases were partly offset by the decline in depreciation, depletion and amortization of $42,897 to $179,280 from $222,177 in 1994.

     The Company recognized a loss of $504,627, or $(.09) per share, in 1995 as compared to net income of $173,082, or $.04 per share, for the same period in 1994.

                          TOREADOR ROYALTY CORPORATION

                               September 30, 1995

                         PART II.     OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   Exhibits

              The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

        (b)   Reports on Form 8-K

              Form 8-K dated October 12, 1995 (Date of Event: October
              6, 1995), which reported the Company's acquisition of an additional 11.5% working interest in the five well Matador Field, and the Company's adoption of a Share Repurchase Plan.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TOREADOR ROYALTY CORPORATION,

                                                  Registrant


                                              /s/ PETER R. VIG
                                       _________________________________
                                            Peter R. Vig, Chairman;
                                       the Principal Executive, Financial
                                            and Accounting Officer


November 13, 1995

                          TOREADOR ROYALTY CORPORATION

                               September 30, 1995

                               INDEX TO EXHIBITS


     Exhibit
     Number                                 Exhibit
     ------                                 -------

       27                           Financial Data Schedule