Form 10-K
period 1995-12-31
TOREADOR ROYALTY CORP
filed 1996-04-01
CIK 98720

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

   (Mark One)
       (X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended: December 31, 1995

                                       OR

       ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       For the transition period from _______________ to __________________

                        Commission File Number:  0-2517

                          TOREADOR ROYALTY CORPORATION
             (Exact name of registrant as specified in its charter)

                       DELAWARE                              75-0991164
            (State or other jurisdiction of              (I.R.S. Employer
             incorporation or organization)             Identification No.)

               530 PRESTON COMMONS WEST
                  8117 PRESTON ROAD
                    DALLAS, TEXAS                               75225
        (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code:  (214) 369-0080

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK, PAR VALUE $.15625 PER SHARE

                        PREFERRED STOCK PURCHASE RIGHTS
                             (Title of Each Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                               ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES, COMPUTED BY REFERENCE TO THE CLOSING SALES PRICE OF SUCH STOCK, AS OF MARCH 15, 1996 WAS $9,176,199. (For purposes of determination of the foregoing amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MARCH 17, 1995 WAS: COMMON STOCK, $.15625 PAR VALUE, 5,264,446 SHARES.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's proxy statement furnished to stockholders in connection with its Annual Meeting of Stockholders to be held May 16, 1996, are incorporated by reference in Part III of this Form 10-K. Such proxy statement will be filed with the Commission on or about April 8, 1996.

                          TOREADOR ROYALTY CORPORATION

                            FORM 10-K ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1995


                                     PART I


ITEM 1. BUSINESS.

      Toreador Royalty Corporation, a Delaware corporation (the "Company" or "Toreador"), is engaged in oil and gas exploration, development and production activities. The Company conducts its business primarily through its ownership of perpetual oil and gas mineral and royalty interests in approximately 870,000 gross (530,000 net) acres in four geologic provinces located in the Texas Panhandle and West Texas. The properties and mineral interests owned by the Company are set forth under Item 2 below. The Company believes that, through these holdings, it is a significant factor in the exploration of these provinces and has a competitive advantage over other oil and gas companies active in these areas. Since 1988, the Company has pursued a strategy of marketing exploration projects on this acreage to industry operators. Most of the exploration and development of the Company's acreage has been performed by other oil companies. The Company receives lease bonus and option income when exploration rights are granted to those companies, and, if drilling is successful, it receives royalty income from the oil and gas production. This royalty income is free of any capital or operating costs to Toreador.

      In this report, quantities of oil are expressed in barrels ("Bbls"), and quantities of natural gas are expressed in thousands of cubic feet ("Mcf"), millions of cubic feet ("MMcf") or billions of cubic feet ("Bcf"). A "BOE" means one barrel of oil equivalent using the ratio of 6 Mcf of gas to one barrel of oil.

      Toreador leases and participates as a working interest owner on selected prospects on its acreage. In the last few years, the Company has turned its attention to generating new 3-D and 2-D seismic data on its minerals for the purpose of better defining prospects on the minerals. Toreador usually does not incur costs of conducting these seismic operations because operators generally incur all costs during the geophysical stage. Some of these 3-D and 2-D projects require outlays for Toreador's working interest portion of lease bonus and drilling costs. Those costs, however, may be offset in whole or in part by income from the Company's option and lease bonuses. As of December 31, 1995, the Company held working interests on its minerals under approximately 147,157 gross (144,967 net) acres of undeveloped leasehold interests and 4,005 gross (4,005 net) acres of undeveloped options. Under non-Toreador mineral acreage, the Company has 2,139 gross (2,139 net) acres of undeveloped options to third parties. The Company holds 30,612 gross (3,358 net) acres of proved developed producing acreage.

      From January 1, 1988 until December 31, 1995, 79 wells have been drilled or re-entered on the Company's acreage, 23 of which were producing at December 31, 1995. The exploration activity on the Company's acreage has been divided between its Northern Ranch, which encompasses the southern Dalhart Basin (the "Northern Ranch"), and its Southern Ranch, which encompasses portions of the Palo Duro Basin, Matador Arch and the Eastern Shelf of the Midland Basin (the "Southern Ranch"). The Company owns approximately 400,000 gross (270,000 net) mineral acres in the Northern Ranch and approximately 470,000 gross (260,000 net) mineral acres in the Southern Ranch. From January 1, 1988 until December 31, 1995, 16 wells have been drilled on the Northern Ranch, resulting in four productive wells in one field as of December 31, 1995. Average gross daily production from these wells during calendar 1995 was 115 Bbls of oil. From January 1, 1988 until December 31, 1995, 63 wells have been drilled on the Southern Ranch, resulting in 19 producing wells in four fields. Average gross daily production from these wells during 1995 was 405 Bbls of oil. In 1995, ten wells were drilled and one well was reentered on the Company's acreage, resulting in three producing oil wells.

      The Company's experience in the drilling of exploratory and development wells on leaseholds in which the Company had a working interest during the five years ended December 31, 1995 is summarized as follows: In 1991, the Company participated in two gross (.25 net) wells, which were dry. In 1992, the Company participated in three gross (.25 net) wells, which were dry. In 1993, the Company participated in two gross (.12 net) wells, one of which was initially completed but later temporarily abandoned and the other was plugged and abandoned in 1994. All of these wells were exploratory. In 1994, the Company participated in four gross (.875 net) wells, three of which were successfully completed as producers, and one of which was a dry hole. Two of these four wells were exploratory, and two were development wells. In 1995, the Company participated in nine gross (approximately 3.45 net) wells, three of which were successfully completed as producers, and six of which were dry holes. Six of these nine wells were exploratory and three were development wells.

STRATEGY

      Since 1988, the Company has pursued a strategy of marketing exploration projects on its acreage to industry operators. In addition, Toreador has increased its exploration exposure by acquiring leases or options for its own account, by securing seismic and drilling commitments from third parties, and by upgrading its existing database, which consists of approximately 33,000 acres of 3-D data and 1,500 miles of 2-D data. This more aggressive approach includes structuring lease and option agreements on the properties to require timely drilling and ongoing development. The Company has also established closer relationships with its co-mineral owners that hold executive rights on the acreage. While the Company has been successful in attracting third party capital to explore its acreage and plans to continue this approach, management believes that stockholder value would be further enhanced by increasing the Company's working interest participation in exploring the mineral base. By doing so, the Company increases control of and accelerates exploration on the mineral acreage.

      Supplementing its activities on its acreage, the Company has acquired producing properties as a means of building its current cash flow as well as expanding its reserve base. In 1995, the Company spent approximately $360,000 to acquire proved producing reserves totaling 87,500 BOE (62,300 Mcf of natural gas and approximately 77,100 Bbls of oil) or approximately $4.11 per BOE. The Company has focused its acquisition activity on non-operated working interests. Management believes that there is less competition for small acquisitions of non-operated properties, that they can be acquired at more attractive rates of return than other producing properties and that they require little or no additional operational or supervisory staffing.

HISTORY

      Toreador was incorporated in 1951. The history of its mineral rights dates back to 1882 and the formation of the Matador Land & Cattle Company ("ML&C"), which assembled approximately one million acres for ranching, most of which is located in the Texas Panhandle and West Texas. When the ML&C was sold in 1951, Toreador was formed and assigned 50% of the mineral rights under the ranch acreage. Toreador later acquired an additional 25% of the mineral rights under some of the ranches.

      In 1937, the ML&C executed a lease covering the Southern Ranch with Exxon (then Humble Oil) that critically affected the development of this acreage.
The lease provided that, by drilling only one well per year, Exxon could hold the entire 470,000 acres in perpetuity. As a result of prorationing in Texas, Exxon, like most major oil companies, had shut-in production and had little or no incentive to drill more than the one well per year required to maintain its lease. During the period from 1937 to 1966, Exxon drilled or caused to be drilled 43 wells. During this same period on the Northern Ranch, various operators, including Superior Oil and Shell, drilled 15 wells. After losing a series of court cases concerning similar leases, Exxon surrendered its lease on the Southern Ranch in 1966. The Northern and Southern Ranches attracted little industry attention until the early 1980s. The first oil discovery on the Northern Ranch was made in 1985 and on the Southern Ranch in 1986. Exploration on Toreador's acreage was still retarded to some degree during this time by two large, long-term leases on the Northern Ranch to Exxon that required minimal drilling. These leases have expired. Thirty-five wells were drilled on Toreador's acreage in the Northern and Southern Ranches, from 1966 to 1987.

      In 1988, the Company adopted a new strategy calling for a more pro-active approach to managing the Company's acreage. Toreador began to actively market exploration projects and prospects on its acreage directly to other oil companies. In addition, the Company began to acquire geophysical options and leases from the owners of the executive rights in order to promote them to other oil companies. In some instances in which the Company has been successful in promoting these options and leases to other companies, Toreador has taken an interest in the seismic surveys and a working interest in the leases. As an adjunct to this strategy, the Company embarked on an acquisition program in order to build its oil and gas reserves and cash flow.

      A total of 170 wells have been drilled on the Company's mineral acreage, resulting in a well density of less than one well per 5,100 acres. In certain areas on the Company's acreage, well densities are less than one well per 20,000 acres. Since the Company adopted its new strategy in 1988, 79 wells have been drilled, or approximately 46% of all the wells drilled on the acreage. Management believes that its active approach to marketing its acreage combined with industry advances in technology, particularly 3-D seismic, has accounted for most of the increase in leasing and seismic surveying activity and that drilling can be further accelerated by additional capital resources.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

      The Company's business is subject to certain federal, state and local laws and regulations relating to the exploration for and development, production and marketing of oil and gas. The laws and regulations applicable to the Company's operations include provisions that regulate the discharge of materials into the environment or require remediation of contamination under certain circumstances. Usually these environmental laws and regulations impose "strict liability," rendering a person liable without regard to negligence or fault on the part of such person. Such environmental laws and regulations may expose the Company to liability for the conduct of, or conditions caused by, others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. The Company does not believe that it has expended material amounts in connection with its efforts to comply with environmental requirements or that compliance with such requirements will have a material adverse affect upon the capital expenditures, results of operations or competitive position of the Company. Although such requirements do have a substantial impact upon the oil and gas industry, generally they do not appear to affect the Company any differently or to any greater or lesser extent than other companies in the oil and gas industry.

      Because the requirements imposed by such laws and regulations are frequently changed, the Company is unable to predict costs of compliance with such requirements in the future, or the effect of such laws upon the capital expenditures, results of operations or competitive position of the Company.

COMPETITION

      The oil and gas industry is highly competitive. Since many companies and individuals are engaged in exploring for oil and gas and acquiring oil and gas properties, a high degree of competition for desirable exploratory and producing properties exists. A number of the companies with which Toreador competes are larger and have greater financial resources than Toreador.

      The availability of a ready market for Toreador's oil and gas production depends on numerous factors beyond its control, including the level of consumer demand, the extent of worldwide oil and gas production, the cost and availability of alternative fuels, the costs of and proximity of pipelines and other transportation facilities, regulation by state and federal authorities and the cost of complying with applicable environmental regulations.

EMPLOYEES

      The Company has three employees, the Chairman of the Board and President, Vice President - Land and Acquisitions, and one administrative employee. The Company also retains two consultants.

ITEM 2. PROPERTIES.

      NORTHERN RANCH

      SOUTHERN DALHART BASIN. The southern Dalhart Basin, where Toreador owns mineral interests under approximately 400,000 gross acres located in Oldham and Hartley Counties, Texas, is a moderate depth depression that formed in early Pennsylvanian time. Commercial oil has been established in Pennsylvanian and Permian age reservoirs in this basin. Porous reservoir rocks are present in granite washes, carbonate banks and dolomites, which provide multiple drilling targets. In the central part of the basin, source rocks are buried at depths sufficient to generate oil. Wrench fault tectonism across the basin formed early structural features capable of trapping later migrating oil. Oil accumulations in several formations between 4,000 feet and 8,000 feet have been found through exploratory drilling. Most of this drilling has been concentrated in east-central Oldham County, Texas. There have been relatively few exploratory wells in wide expanses of the basin west of the main producing area and many of these were drilled prior to 1970. Much of this lightly explored area includes Toreador acreage, a majority of which is located on the west flank of the basin updip from the main concentration of production to the east. Most of the reserves in the basin have been discovered in granite wash reservoirs trapped on fault associated structural closures.

      Oil accumulations in the basin have been found on structural highs. Therefore, defining structural uplifts is the prime objective in exploring for new reserves in the southern Dalhart Basin. In recent years, the oil and gas industry's increasingly widespread use of 3-D seismic technology has enhanced its ability to find and delineate structural prospects. Toreador, with other parties, introduced 3-D seismic exploration to the southern Dalhart Basin with an 18,000 acre project on the Company's acreage. The Company believes that the first two wells drilled on this project, while dry, indicated that 3-D seismic data could correctly image the structure, and that porous reservoirs exist within the area.

      In April 1994, Toreador acquired an oil and gas lease on the 95,000 acre Fulton Ranch under which it already holds 75% of the mineral rights. Toreador has approximately 300 miles of 2-D seismic coverage on the ranch, and using this data, has generated several prospects and geologic leads which justify more detailed 3-D seismic surveys. The P.D. Walker Field, under which Toreador has a 15% royalty interest, is also located on the ranch, but is not included in this lease.

      In the third quarter of 1995, Toreador acquired in the aggregate an 18.93% working interest in the four-well Proctor Ranch Field located in Hartley County, Texas. In addition to this acquisition, Toreador holds an 18.75% royalty interest in this property. Under the terms of the agreement, Toreador invested $90,600, adding an estimated 21,100 net Bbls to its reserves at an acquisition cost of $4.29 per barrel.

      SOUTHERN RANCH

      PALO DURO BASIN. The Palo Duro Basin, where Toreador owns mineral interests under approximately 195,000 gross acres located in Motley and Cottle Counties, Texas, is a moderate depth depression between the Matador Arch on the south and the Amarillo uplift complex to the north. Limited exploration to date has resulted in discovery of three Canyon age reef fields. In the past three years, several companies have conducted 3-D seismic surveys along these reef trends.

      Toreador Exploration & Production Inc., the Company's wholly-owned subsidiary ("TEPI"), is currently marketing a 5,200 foot Pennsylvanian Age Canyon Reef prospect located in northeastern Motley County, Texas. The prospect is identified and controlled by a 4.5 square mile 3-D seismic survey. TEPI has acquired oil and gas leases covering 800 acres over the prospect.
TEPI owns 50% of the working interest in the leases and the Company owns 50% of the underlying minerals.

      MATADOR ARCH. The Matador Arch, where Toreador owns mineral interests under approximately 90,000 gross acres, is a prominent east-west structural positive traversing North Texas and southern Oklahoma. It is bounded on the north and south by large vertical faults that have an orientation characteristic of regional scale wrench faulting. Between the faults, basement blocks have been uplifted and folded into a complex of structural highs that fostered reef growth from Middle Pennsylvanian age into the Permian Wolfcamp section.

      Toreador's acreage covers part of the Matador Arch trending through Motley County, Texas. Nearby reef production in the Roaring Springs Fields has totalled almost nine million Bbls of oil from a depth of 4,200 feet. For the period of June 1994 through March 1996, Toreador has participated in nine Wolfcamp test wells of which five have been successfully completed.

      In October, 1995, Toreador acquired an additional 12.5% working interest in the five-well Matador Field located in Motley County, Texas. Prior to this acquisition, Toreador held a 25% working interest as well as a 15% royalty interest in this property. Under the terms of the agreement, Toreador invested $225,700, adding an estimated 46,100 net Bbls to its reserves at an acquisition cost of $4.90 per barrel.

      EASTERN SHELF. The Eastern Shelf of the Midland Basin, where Toreador owns mineral interests under approximately 185,000 gross acres located primarily in Dickens County, Texas, is prospective for shallow Permian age oil accumulations in the Tannehill Sand. Five Tannehill fields have been discovered on Toreador minerals since 1986, the largest of which consists of nine wells. The 16 existing wells averaged daily production of 16 Bbls of oil per well in December, 1995. Toreador plans to lease or farm out its acreage in this trend to other operators.

      In 1994, Toreador entered into an option agreement with an industry partner covering approximately 11,000 acres on the Pitchfork Ranch located in Dickens County. Tannehill production near this block has recovered over 3 million barrels of oil from a cluster of three fields located directly to the west of this block and over 1 million barrels of oil from another field located two miles to the east. The industry partner conducted a 3-D seismic survey across this acreage block during 1995 and Toreador was carried for a 25% working interest through the seismic acquisition, processing and interpretation phase of the project. Following the interpretative phase of the project, the operator selected 2,000 acres for lease. Toreador also owns a 46.875% mineral interest in this acreage. The first well was drilled on this acreage in March 1996, and was abandoned as a dry hole. The Company and its partners are currently reinterpreting the seismic data, and depending on the results may choose to drill additional wells.

NATURE OF PROPERTY INTEREST

      On the Northern and Southern Ranches, the Company generally owns fee interests in the minerals that include rights to receive portions of lease bonuses, delay rentals and royalties, but generally not the executive rights -- the rights to sign leases -- which are typically held by surface owners. Therefore, the Company must rely on the owners of the executive rights to execute leases of the acreage. In situations in which the Company has acquired working interests in acreage in which it has mineral rights, it has acquired those interests through the signing of leases by holders of the executive rights. The majority of the owners of executive rights work closely with the Company; however, each acts independently of the Company in deciding to execute leases.

GEOLOGIC DATABASE

      Under the terms of a typical lease granted on its minerals, Toreador is entitled to receive copies of all data, including seismic lines, well logs, cores and tests. The Company has approximately 33,000 acres of 3-D seismic data and approximately 1,500 miles of 2-D seismic data relating to the Northern and Southern Ranches.

      Toreador uses its database to generate specific drilling prospects and geologic leads to encourage further exploration on its mineral acreage. In particular, geologic leads based on 2-D seismic data are important in marketing large 3-D seismic surveys. The Company makes its database available to third parties interested in generating exploration projects on its acreage. Management estimates that it would be costly to duplicate this data, which is carried at no cost on its balance sheet.

ACQUISITIONS

      From 1988 until December 31, 1995, Toreador has spent approximately $3.4 million to acquire producing working, mineral and overriding royalty interests totaling 4.8 Bcf for an acquisition cost of $.71/Mcf. The Company has recently emphasized acquisition of gas prone properties in order to provide a balance to its mineral holdings which are located in primarily oil prone basins. At December 31, 1995, 57% of the Company's proved developed reserves were oil and 43% were natural gas on a BOE basis.

OIL AND GAS RESERVES

      Since 1991, the Company has retained the independent petroleum consulting firm, Harlan Consulting Inc., to prepare estimates of its oil and gas reserves for the producing mineral interests owned by the Company. Utilizing current available data, these estimates of proved reserves were made using geological and engineering methods generally accepted in the petroleum industry. At December 31, 1995, the Company's net proved developed producing reserves were estimated to be 569,281 Bbls of oil and 2,607,436 Mcf of natural gas. Additional information concerning the Company's estimated proved oil and gas reserves is included in Item 8. - Financial Statement and Supplementary Data.

      Petroleum engineering is not an exact science and involves estimates based upon numerous factors, many of which are inherently variable and uncertain. Consequently, reserve estimates are imprecise and are subject to change as additional information becomes available. Estimates based upon short periods of production may not be as reliable as those based upon longer production histories. Further, estimates of oil and gas reserves, of necessity, are projections based on engineering data. As a result of the uncertainties inherent in the interpretation of such data, there can be no assurance that the Company's estimated oil and gas reserves will ultimately be developed. Estimates of the reserves and future net revenues involve projecting future results by estimating future events. Actual production, revenues, taxes, development expenditures and operating expenses may not occur as estimated.

VOLUMES, PRICES AND COSTS

      The following table sets forth certain information regarding volumes of the Company's production of oil and natural gas, the Company's average sales price per barrel of crude oil ("Bbl") and average sales price per thousand cubic feet of natural gas ("Mcf"), together with the Company's average production cost per equivalent barrel of oil ("BOE") for the three years ended December 31, 1995 from producing leasehold interests:

                                                                             YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                     1995             1994             1993
                                                                    -------          -------          -------
Production
   Oil (Bbls)   . . . . . . . . . . . . . . . . . . . . .            61,537           49,635           56,063
   Gas (Mcf)  . . . . . . . . . . . . . . . . . . . . . .           277,621          306,295          286,060
   BOE  . . . . . . . . . . . . . . . . . . . . . . . . .           107,807          100,684          103,740

Average Sales Price
   Oil ($/Bbl)  . . . . . . . . . . . . . . . . . . . . .            $16.22           $15.17           $16.67
   Gas ($/Mcf)  . . . . . . . . . . . . . . . . . . . . .              1.37             1.60             2.43
   BOE ($/Bbl)  . . . . . . . . . . . . . . . . . . . . .             12.79            13.14            15.74

   Average production costs per BOE (1)   . . . . . . . .            $ 3.53           $ 3.45           $ 3.50

- -----------------

(1) A BOE means one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.

WELLS DRILLED

      The following table sets forth for each of the last three years the number of net exploratory and development wells drilled by or on behalf of the Company. An exploratory well is a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir. A development well, for purposes of the following table and as defined in the rules and regulations of the Securities and Exchange Commission, is a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. The number of wells drilled refers to the number of wells completed at any time during the respective year, regardless of when drilling was initiated; and "completion" refers to the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency.

                                            Net Exploratory Wells
                                            ---------------------
                                       Productive(1)          Dry(2)
                                       -------------          ------
               Year Ended
               December 31,

               1993  . . . . . . . . .     0.00                0.12

               1994  . . . . . . . . .     0.25                0.13

               1995  . . . . . . . . .     0.25                2.30

                                            Net Development Wells
                                            ---------------------
                                       Productive(1)          Dry(2)
                                       -------------          ------
               Year Ended
               December 31,

               1993  . . . . . . . . .     0.00                0.00

               1994  . . . . . . . . .     0.50                0.00

               1995  . . . . . . . . .     0.50                0.38

- -------------

      (1) A productive well is an exploratory or a development well that is not a dry hole.

      (2) A dry hole is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

PRODUCING WELLS AND ACREAGE

      The following table sets forth the gross and net producing oil and gas wells in which the Company owned an interest and the developed acreage held by the Company as of December 31, 1995. A "gross" well or acre is a well or acre in which the Company has a working interest. The number of gross wells is the total number of wells in which a working interest is owned. A "net" well or acre is deemed to exist when the sum of fractional ownership working interests and/or royalty interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests and/or royalty interests owned in gross wells or acres expressed as whole numbers and fractions thereof. A "royalty interest" is a share of production, free of expenses of production. A "working interest" is the operating interest under an oil and gas lease. One or more completions in the same bore holes is counted as one well.

                                                      Year Ended
                                                  December 31, 1995
                                                  -----------------
     Oil Wells(1)
         Working Interest
             Gross  . . . . . . . . . . . . . . .      41
             Net  . . . . . . . . . . . . . . . .       7.17
             Average working interest (%) . . . .      17.50
         Royalty Interest
             Gross  . . . . . . . . . . . . . . .      35
             Net  . . . . . . . . . . . . . . . .       3.45
             Average royalty interest (%) . . . .       9.86


                                                      Year Ended
                                                  December 31, 1995
                                                  -----------------
     Gas Wells(1)
         Working Interest
             Gross  . . . . . . . . . . . . . . .      38
             Net  . . . . . . . . . . . . . . . .       4.57
             Average working interest (%) . . . .      12.02
         Royalty Interest
             Gross  . . . . . . . . . . . . . . .       8
             Net  . . . . . . . . . . . . . . . .       0.30
             Average royalty interest (%) . . . .       3.75


                                                      Year Ended
                                                  December 31, 1995
                                                  -----------------
     Acreage(1)
         Developed
             Gross  . . . . . . . . . . . . . . .       30,612
             Net  . . . . . . . . . . . . . . . .        3,358

         Undeveloped(2)
             Gross  . . . . . . . . . . . . . . .      153,301
             Net  . . . . . . . . . . . . . . . .      151,111


- -------------

(1) Excludes wells or acres in which the Company owns less than a 1% working or royalty interest.

(2) Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not the acreage contains proved reserves.

PRESENT ACTIVITIES

         From January 1, 1996 through March 18, 1996, the Company participated in drilling two gross (.375 net) exploratory wells, and one gross (.375 net) development well, all of which were dry. These wells are located on the Company's minerals in Motley County and Dickens County, Texas. These wells had objectives ranging from approximately 3300 to 4150 feet. The estimated dry hole cost to the Company in these wells is approximately $70,500.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not a party to, nor is any of its property the subject of, any legal proceedings, actual or threatened, which would have a material adverse effect on the business and affairs of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1995 to a vote of the Company's security holders, through solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

         The Company's Common Stock, par value $.15625 per share, is traded in the over-the-counter market, NASDAQ trading symbol "TRGL." The table below sets forth the high and low sales prices per share for the periods indicated as reported by the NASDAQ National Market System.

         1995                                     High             Low
          ---------------------------------------------------------------
          First Quarter . . . . . . . . . . . .    4                2 1/2

          Second Quarter  . . . . . . . . . . .    4 1/8            2 1/2

          Third Quarter . . . . . . . . . . . .    3 3/8            2 1/2

          Fourth Quarter  . . . . . . . . . . .    2 7/8            2 3/8


          1994                                     High             Low
          ---------------------------------------------------------------
          First Quarter . . . . . . . . . . . .    4 3/8            3 1/8

          Second Quarter  . . . . . . . . . . .    4 5/8            3 1/4

          Third Quarter . . . . . . . . . . . .    4 1/4            3

          Fourth Quarter  . . . . . . . . . . .    3 7/8            2 3/4


         The approximate number of record holders of the Common Stock as of March 21, 1996, was 600.

         Dividends on the Common Stock may be declared and paid out of funds legally available when and as determined by the Company's Board of Directors. No cash dividends have been paid on the Company's Common Stock to date. Management plans to continue its policy of holding and investing corporate funds on a conservative basis.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table summarizes certain selected financial data with respect to the Company's financial condition and results of operations for the periods indicated. The selected financial data should be read in conjunction with the financial statements and related notes set forth in Item 8 of this
Part II.

                                                                YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------------------
                                           1995            1994          1993              1992           1991
                                       -----------     -----------    ----------        ----------     ----------
INCOME STATEMENT DATA:
Revenues:
    Oil and gas sales . . . . .        $ 1,378,390     $ 1,323,129    $1,632,572        $1,197,658     $  977,828
    Lease bonuses and rentals .            138,804         396,106       178,984           123,128        179,969
    Interest and other income .            213,464         222,527       147,823           107,743        194,852
    Gain on sale of marketable
      securities  . . . . . . .             --             --             95,217           --             136,910
                                       -----------     -----------    ----------        ----------     ----------
       Total  . . . . . . . . .          1,730,658       1,941,762     2,054,596         1,428,529      1,489,559
                                       -----------     -----------    ----------        ----------     ----------

Costs and Expenses:
    Lease operating expense . .            380,888         347,058       362,683           238,560        236,687
    Depreciation, depletion and
      amortization  . . . . . .            233,709         247,654       328,540           256,424        270,477
    Geological and geophysical             203,887         148,300       134,197            64,240         80,174
    Dry holes and abandonments             358,210         125,838         2,733            28,121         19,198
    General and administrative           1,171,331         973,966       815,866           794,398        830,344
                                       -----------     -----------    ----------        ----------     ----------
       Total costs and expenses          2,348,025       1,842,816     1,644,019         1,381,743      1,436,880
                                       -----------     -----------    ----------        ----------     ----------
    Income before federal
      income taxes  . . . . . .           (617,367)         98,946       410,577            46,786         52,679

    Provision (benefit) for
    income tax expense  . . . .           (206,936)        (26,638)       76,925            13,339         12,775
                                       -----------     -----------    ----------        ----------     ----------
    Net income  . . . . . . . .        $  (410,431)    $   125,584    $  333,652        $   33,447     $   39,904
                                       ===========     ==========     ==========        ==========     ==========
    Income per share  . . . . .        $     (0.08)    $      0.02    $     0.07        $     0.01     $     0.01
                                       ===========     ===========    ==========        ==========     ==========
    Weighted average shares
      outstanding . . . . . . .          5,334,190       5,064,258     4,592,946         4,544,764      4,544,764

CASH FLOW DATA:
    Net cash provided by
      operating activities  . .        $   (10,963)      $ 418,885   $  629,499        $  262,208     $  164,370
    Capital expenditures  . . .        $(1,053,522)        525,990      695,527           484,391        193,068



                                                                     DECEMBER 31,
                                       --------------------------------------------------------------------------
BALANCE SHEET DATA:                       1995            1994          1993              1992           1991
                                       -----------     -----------   -----------       -----------    -----------
    Working capital . . . . . .        $ 3,538,206     $ 4,646,688   $ 1,491,792       $ 1,544,325    $ 1,599,025
    Oil and gas properties, net          3,201,283       2,733,101     2,580,603         2,216,349      2,128,102
    Total assets  . . . . . . .          7,051,052       7,649,904     4,343,106         3,925,288      3,892,345
    Long-term debt  . . . . . .              --              --           --                --              --
    Stockholders' equity  . . .          6,810,485       7,261,761     4,125,986         3,830,299      3,794,957

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      On May 23, 1994, the Company privately placed 809,071 shares of common stock for an aggregate consideration of $2,831,749. In its private placement agreement with the purchasers, the Company granted them registration rights, pursuant to which a registration statement on Form S-3 covering all the shares was filed on June 22, 1994. The registration statement was declared effective July 11, 1994, and the Company is obligated to maintain such effectiveness until May 23, 1996. In connection with the private placement, the Company's placement agent received a five-year warrant to purchase 106,867 shares of common stock at a price of $4.375 per share. The placement agent has rights to participate in registered offerings of common stock by the Company.

      The proceeds to the Company from the private placement (after deducting the placement agent's fee of $141,112 and expenses of approximately $75,000) were approximately $2,616,000. The Company has used a portion of the proceeds for exploration activities on its mineral acreage. In 1995, the Company will continue to use the proceeds to fund these activities which will include acquisition and interpretation of 3-D seismic data; participation in drilling exploratory wells; acquisition of leases; and contingent drilling of development wells.

      Historically, most of the exploration activity on the Company's acreage has been funded and conducted by other oil companies and this activity is expected to continue. Exploration activity typically generates lease bonus and option income to the Company. If drilling is successful, the Company receives royalty income from the oil or gas production but bears none of the capital or operating costs. In order to accelerate the evaluation of its acreage as well as increase its ownership in any reserves discovered, the Company has increased and intends to further increase its level of participation in exploring its acreage by acquiring working interests. The extent to which the Company may acquire working interests will depend on the availability of outside capital and cash flow from operations. Currently, the primary sources of capital for the financing of the Company's operations are cash flow provided from revenues generated by its proportionate share in oil and natural gas sales and existing cash, including that from the private offering. To the extent cash flow from operations does not significantly increase and external sources of capital are limited or unavailable, the Company's ability to make the capital investment to participate in 3-D seismic surveys and increase its interest in projects on its acreage will be limited. Future funds are expected to be provided through production from existing producing properties and new producing properties that may be discovered through exploration of the Company's acreage by third parties or by the Company itself. Funds may also be provided through external financing in the form of debt or equity. There can be no assurance as to the extent and availability of these sources of funding.

      The Company presently has no debt and maintains its excess cash funds in interest-bearing deposits. The Company is not aware of any demands, commitments or events which will result in its liquidity increasing or decreasing in a material way. From time to time, the Company may receive lease bonuses which cannot be anticipated, and when funds are available, the Company may elect to participate in exploratory ventures. The Company also may acquire producing oil and gas assets which could require the use of debt.

      Management believes that sufficient funds are available internally to meet anticipated capital requirements for fiscal 1996.

      As of March 17, 1996, the Company used $194,145 of its cash reserves to purchase 78,925 shares of its Common Stock. These purchases were made pursuant to a stock repurchase program authorized by the Board of Directors on October 10, 1995, of up to 100,000 shares of Common Stock. The repurchases of the Company's shares of Common Stock were made in unsolicited open-market purchases, at market (not premium) prices, without fixed terms and not contingent upon the tender of a fixed minimum number of shares or in response to a third party bid and otherwise in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 1995 VS. YEAR ENDED DECEMBER 31, 1994

      Total revenues for 1995 were $1,730,658 compared with $1,941,762 in 1994. Revenues from oil and gas sales increased from $1,323,129 in 1994 to $1,378,390 in 1995. This 4.2% increase reflects higher oil production from newer wells and recent acquisitions offset by lower gas prices and lower gas production. Lease bonuses and delay rentals were $138,804 in 1995, down from $396,106 in 1994. Revenues from marketable securities decreased from $51,393 in 1994 to $30,358 in 1995.

      Reflecting the Company's investment of the proceeds from the private placement and partially offset by lower interest rates, interest income was $183,106 in 1995 versus $122,106 in 1994.

      Total costs and expenses were $2,348,025 in 1995 as compared with $1,842,816 in 1994 representing a 27.4% increase. Of this increase, 39.1% is attributable to general and administrative expenses primarily resulting from a contest for corporate control, which created first-time shareholder relations expenses of $199,342 in 1995. The Company completed its participation in the evaluation of certain drilling commitments resulting in expenses from dry holes and abandonments of $358,210 in 1995 versus $125,838 in 1994, representing 46.0% of the increase in total costs and expenses. Geological and geophysical costs increased $55,587, to $203,887 from $148,300, or 11.0% of the increase in total costs and expenses. The remaining components, contributing 3.9% of the increase in total costs and expenses, are lease operating expense which increased $33,830 to $380,888 in 1995 from $347,058 in 1994, partly offset by the decline in depreciation, depletion and amortization of $13,945 to $233,709 in 1995 from $247,654 in 1994.

      Net loss was $410,431 or $0.08 per share in 1995 versus net income of $125,584 or $0.02 per share in 1994. The major difference in net income stems from the increase and cost associated with dry holes and abandonments from $125,838 in 1994 to $358,210 in 1995 and increases in general and administrative expenses from $973,966 in 1994 to $1,171,331 up primarily due to costs associated with the election contest in connection with the 1995 Annual Meeting of Stockholders.

      YEAR ENDED DECEMBER 31, 1994 VS. YEAR ENDED DECEMBER 31, 1993

      Total revenues for 1994 were $1,941,762 compared with $2,054,596 in 1993. Revenues from oil and gas sales decreased from $1,632,572 in 1993 to $1,323,129 in 1994, reflecting lower oil production from older wells and lower gas prices. The Company's gas volumes were restricted due to gas imbalances and shut-in wells due to lower gas prices. Lease bonuses and delay rentals were $396,106 in 1994, up from $178,984 in 1993. Revenues from marketable securities decreased from $88,900 in 1993 to $51,393 in 1994.

      Reflecting the Company's investment of the proceeds from the private placement and higher interest rates, interest income was $122,106 in 1994 versus $34,607 in 1993. The Company also earned management fees of $24,000 from a joint venture in 1994, which was equal to the amount earned in 1993.

      Total costs and expenses were $1,842,816 in 1994 as compared with $1,644,019 in 1993. This increase was due to higher dry hole and abandonment costs resulting from increased exploratory activities, and higher general and administrative costs, primarily resulting from increased professional fees, retirement expenses and insurance. This increase was partially offset by lower lease operating expenses, and lower depreciation, depletion and amortization resulting from significant reserve additions during the year.

      Net income was $125,584 or $0.02 per share, in 1994 versus net income of $333,652 or $0.07 per share, in 1993. The major difference in net income stemmed from the increase in costs associated with dry holes and abandonments from $2,733 in 1993 to $125,838 in 1994 and increases in general and administrative expenses from $815,866 in 1993 to $973,966 in 1994.

ACCOUNTING CHANGES

      INVESTMENTS IN MARKETABLE SECURITIES

      In January 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 establishes standards of financial accounting and reporting for investments in equity securities that have readily determinable fair market values and for all investments in debt securities. The Company has designated its investment in the San Juan Basin Royalty Trust as "securities available for sale." As a result, at December 31, 1995, these securities are reported at their fair market value with the related unrealized gain, net of tax effects, excluded from income and reported as a separate component of stockholders' equity. At December 31, 1995, the market value of these securities which are designated as available for sale aggregated $661,501, resulting in a gross unrealized gain in the amount of $535,243 and an unrealized gain, net of tax effects, of $353,268. At December 31, 1994, the market value of these securities was $674,730, resulting in a gross unrealized gain in the amount of $548,472 and an unrealized gain, net of tax effects, of $356,507.

ENVIRONMENTAL MATTERS

      No environmental liabilities are recorded at December 31, 1995 and 1994. Additionally, the Company is not aware of a material unrecorded liability for any expected environmental costs.

CAPITAL AND EXPLORATION EXPENDITURES

      In 1995, the Company's geological and geophysical expenses were $203,887, compared to $148,300 in 1994. Its expenditures on oil and gas property and equipment increased to $1,037,840 from $517,935, reflecting its increased participation in the exploration and development activity on its mineral acreage, and to a lesser extent, acquisitions. The Company's 1996 capital and exploratory budget, excluding any acquisitions the Company may make, could range from $500,000 to $750,000, depending on the timing of the drilling of the wells.

      In 1994, the Company's geological and geophysical expenses were $148,300, compared to $134,197 in 1993. Its expenditures on oil and gas property and equipment declined to $517,935 from $695,527, reflecting the Company's greater emphasis on the exploration of its mineral acreage and a reduced emphasis on acquisition of producing properties.

NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123 requires the recording or disclosure of the value of stock options or other equity instruments issued to employees. The Company will adopt the disclosure provisions of SFAS 123 in the first quarter of 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Report of Independent Accountants and Consolidated Financial Statements are set forth on pages F-1 through F-19 of this Report and are incorporated herein.

      The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes to the Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information relating to the Company's directors, nominees for directors and executive officers is set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 16, 1996, which will be filed with the Securities and Exchange Commission on or about April 8, 1996, and which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

      Information relating to executive compensation is set forth under the heading "Executive Compensation and Other Transactions" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 16, 1996, which will be filed with the Securities and Exchange Commission on or about April 8, 1996, and which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information relating to security ownership of certain beneficial owners and management is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 16, 1996, which will be filed with the Securities and Exchange Commission on or about April 8, 1996, and which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information relating to certain relationships and related transactions is set forth under the heading "Executive Compensation and Other Transactions" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 16, 1996, which will be filed with the Securities and Exchange Commission on or about April 8, 1996, and which is incorporated herein by reference.


                                    PART IV

ITEM 14.  FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

  1.  Index
      Report of Independent Accountants
      Consolidated Balance Sheet - December 31, 1995 and 1994
      Consolidated Statement of Income for the three years ended
             December 31, 1995
      Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 1995
      Consolidated Statement of Cash Flows for the three years ended
             December 31, 1995
      Notes to Consolidated Financial Statements

  2. The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes to Financial Statements.

  3.  Exhibits:
      No.
      3.1  -    Certificate of Incorporation of Toreador Royalty Corporation dated July 13, 1951, as amended March 16,
                1981 and June 4, 1987 (previously filed as Exhibit 3.1 to Toreador Royalty Corporation Annual Report on
                Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

      3.2  -    Certificate of Amendment of Certificate of Incorporation, as amended, of Toreador Royalty Corporation dated July 3, 1990 (previously filed as Exhibit 3.2 to Toreador Royalty Corporation Annual Report on
                Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

      3.3  -    Certificate of Amendment of Certificate of Incorporation, as amended, of Toreador Royalty Corporation dated August 13, 1992 (previously filed as Exhibit 3.3 to Toreador Royalty Corporation Annual Report on
                Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

      3.4  -    Certificate of Designations of Series A Junior Participating Preferred Stock of Toreador Royalty
                Corporation, dated April 3, 1995 (previously filed as Exhibit 3 to Toreador Royalty Corporation
                Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference).

      3.5  -    Amended and Restated Bylaws of Toreador Royalty Corporation (previously filed as Exhibit 3.3 to Toreador
                Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

      3.6  -    Amendment to Bylaws of Toreador Royalty Corporation (previously filed as Exhibit 3.5 to Toreador Royalty
                Corporation Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

      4.1  -    Rights Agreement dated as of April 3, 1995, between Toreador Royalty Corporation and Continental Stock
                Transfer & Trust Company (filed as Exhibit 1 to Toreador Royalty Corporation Current Report on Form 8-K
                dated April 3, 1995, and incorporated herein by reference).

      10.1 -    Stock Option Agreement dated August 1, 1988 between Toreador Royalty Corporation and Peter R. Vig
                (previously filed as Exhibit 10.B to Toreador Royalty Corporation Current Report on Form 8-K dated
                August 11, 1988, and incorporated herein by reference).

      10.2 -    Stock Grant Agreement dated August 1, 1988 between Toreador Royalty Corporation and Peter R. Vig
                (previously filed as Exhibit 10.C to Toreador Royalty Corporation Current Report on Form 8-K dated
                August 11, 1988, and incorporated herein by reference).

      10.3 -    Incentive Stock Option Agreement dated as of September 8, 1994 between Toreador Royalty Corporation and
                Peter R. Vig, as amended by Letter Agreement dated as of May 15, 1995.

      10.4 -    Employment Agreement effective August 1, 1990 between Toreador Royalty Corporation and Peter R. Vig
                (previously filed as Exhibit 10.7 to Toreador Royalty Corporation Annual Report on Form 10-K for the
                year ended December 31, 1989, and incorporated herein by reference).

      10.5 -    Second Amendment to Executive Employment Agreement dated as of December 27, 1993 between Toreador
                Royalty Corporation and Peter R. Vig (previously filed as Exhibit 10.4 to Toreador Royalty Corporation
                Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

      10.6 -    Third Amendment to Executive Employment Agreement between Toreador Royalty Corporation and Peter R. Vig
                (previously filed as Exhibit 10.5 to the Toreador Annual Report on Form 10-K for the year ended December
                31, 1994, and incorporated herein by reference).

      10.7 -    Fourth Amendment to Executive Employment Agreement between Toreador Royalty Corporation and Peter R. Vig dated as of April 25, 1995.

      10.8 -    Fifth Amendment to Executive Employment Agreement between Toreador Royalty Corporation and Peter R. Vig dated as of October 2, 1995.

      10.9 -    Sixth Amendment to Executive Employment Agreement between Toreador Royalty Corporation and Peter R. Vig dated as of March 2, 1996.

      10.10 -   Joint Venture Agreement dated March 1, 1989, among Toreador Royalty Corporation, Bandera Petroleum, et
                al. (previously filed as Exhibit 10.9 to Toreador Royalty Corporation Annual Report on Form 10-K for the
                year ended December 31, 1989, and incorporated herein by reference).

      10.11 -   Toreador Royalty Corporation 1990 Stock Option Plan (previously filed as Exhibit 10.7 to Toreador
                Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

      10.12 -   Toreador Royalty Corporation 1994 Non-Employee Director Stock Option Plan, as amended.

      10.13 -   Stock Purchase Agreement dated May 18, 1994, between Toreador Royalty Corporation and the investors named therein (previously filed as Exhibit 4.1 to Toreador Royalty Corporation Registration Statement on
                Form S-3 (No. 33-80572) filed with the Securities and Exchange Commission on June 22, 1994, and
                incorporated herein by reference).

      10.14 -   Warrant for the Purchase of Shares of Common Stock issued to Petrie Parkman & Co. dated May 23, 1990
                (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Registration on Form S-3, and
                incorporated herein by reference (No. 33-80572) filed with the Securities and Exchange Commission on
                June 22, 1994, and incorporated herein by reference).

      10.15 -   Form of Indemnification Agreement dated as of April 25, 1995 between Toreador Royalty Corporation and each of the members of its Board of Directors (previously filed as Exhibit 10 to Toreador Royalty
                Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference).

      10.16 -   Severance Agreement by and between Toreador Royalty Corporation and James S. Blair dated March 2, 1996.

      21.1 -    Subsidiary of Toreador Royalty Corporation.

      23.1 -    Consent of Price Waterhouse LLP.

      23.2 -    Consent of Harlan Consulting Inc.

      27.1 -    Financial Data Schedule

(b)  Reports on Form 8-K:

      Current Report on Form 8-K dated October 12, 1995 (Date of Event:
      October 6, 1995), which reported the Company's acquisition of an additional 12.5% working interest in the five-well Matador Field, and the Company's adoption of a Stock Repurchase Plan.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              TOREADOR ROYALTY CORPORATION
Date:  March 27, 1996


                                              By   /s/ PETER R. VIG
                                                   -----------------------
                                                   Peter R. Vig,
                                                   Chairman, President and
                                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                               Capacity in
Signature                                      which signed                                   Date
- ---------                                      ------------                                   ----
/s/ PETER R. VIG                               Chairman, President, Treasurer                 March 27, 1996
- --------------------------------------         and Chief Executive Officer
Peter R. Vig                                   (Principal Executive Officer and
                                               Principal Financial and
                                               Accounting Officer)

/s/ JAMES S. BLAIR                             Vice President - Land and                      March 27, 1996
- --------------------------------------         Acquisitions
James S. Blair

/s/ DONALD E. AUGUST                           Director                                       March 27, 1996
- --------------------------------------
Donald E. August

/s/ JOHN V. BALLARD                            Director                                       March 27, 1996
- --------------------------------------
John V. Ballard

/s/ J.W. BULLION                               Director                                       March 27, 1996
- --------------------------------------
J.W. Bullion

/s/ THOMAS P. KELLOGG, JR.                     Director                                       March 27, 1996
- --------------------------------------
Thomas P. Kellogg, Jr.

/s/ JOHN MARK MCLAUGHLIN                       Director                                       March 27, 1996
- --------------------------------------
John Mark McLaughlin

/s/ JACK L. WOODS                              Director                                       March 27, 1996
- --------------------------------------
Jack L. Woods

                          TOREADOR ROYALTY CORPORATION

                             ITEM 14(a)(1) and (2)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                           Page
                                                                          -------
Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . .  F-2

Financial Statements:

     Consolidated Balance Sheet as of December 31, 1995 and 1994 . . . . .  F-3

     Consolidated Statement of Income for the three years ended
       December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . .  F-4

     Consolidated Statement of Changes in Stockholders' Equity for the
       three years ended December 31, 1995 . . . . . . . . . . . . . . . .  F-5

     Consolidated Statement of Cash Flows for the three years ended
       December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

     Notes to Consolidated Financial Statements  . . . . . . . . . . . . .  F-7

All financial statement schedules have been omitted as all required information has been included in the consolidated financial statements and notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Toreador Royalty Corporation


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Toreador Royalty Corporation and its subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP

Dallas, Texas
March 11, 1996

TOREADOR ROYALTY CORPORATION

CONSOLIDATED BALANCE SHEET
- --------------------------------------------------------------------------------

                                                                                     DECEMBER 31,
                                                                           ---------------------------------
ASSETS                                                                          1995              1994
                                                                           --------------     --------------
Current assets:
   Cash and cash equivalents                                               $    2,791,575     $    3,893,666
   Marketable securities, at market value                                         661,501            674,730
   Accounts receivable                                                            168,746            160,701
   Federal income tax receivable                                                   87,450             68,014
   Prepaid expenses and deposits                                                   22,172             14,340
                                                                           --------------     --------------
     Total current assets                                                       3,731,444          4,811,451

Properties and equipment, less accumulated
 depreciation, depletion and amortization                                       3,201,283          2,733,101
Other assets                                                                      118,325            105,352
                                                                           --------------     --------------
     Total assets                                                          $    7,051,052     $    7,649,904
                                                                           ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                $      193,238     $      164,763
                                                                           --------------     --------------
     Total current liabilities                                                    193,238            164,763

Deferred tax liabilities                                                           47,329            223,380
                                                                           --------------     --------------
     Total liabilities                                                            240,567            388,143
                                                                           --------------     --------------

Stockholders' equity:
   Preferred stock, $1.00 par value, 4,000,000 shares
    authorized; none issued                                                          -                  -
   Common stock, $.15625 par value, 10,000,000 shares
    authorized; 5,349,071 issued                                                  835,792            835,792
   Capital in excess of par value                                               3,560,042          3,560,042
   Retained earnings                                                            2,115,733          2,526,164
   Net unrealized gain on marketable securities                                   353,268            356,507
                                                                           --------------     --------------
                                                                                6,864,835          7,278,505
   Less 20,500 shares of common stock in treasury, at cost                        (54,350)           (16,744)
                                                                           --------------     --------------
     Total stockholders' equity                                                 6,810,485          7,261,761
                                                                           --------------     --------------
Total liabilities and stockholders' equity                                 $    7,051,052     $    7,649,904
                                                                           ==============     ==============


    The Company uses the successful efforts method of accounting for its oil and gas producing activities.

        See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION

CONSOLIDATED STATEMENT OF INCOME
- --------------------------------------------------------------------------------

                                                                     YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------------------
                                                             1995               1994              1993
                                                       ---------------    ---------------     --------------
Revenues:
   Oil and gas sales                                   $     1,378,390    $     1,323,129     $    1,632,572
   Lease bonuses and rentals                                   138,804            396,106            178,984
   Interest and other income                                   213,464            222,527            147,823
   Gain on sale of marketable securities                           -                  -               95,217
                                                       ---------------    ---------------     --------------
     Total revenues                                          1,730,658          1,941,762          2,054,596

Costs and expenses:
   Lease operating expense                                     380,888            347,058            362,683
   Depreciation, depletion and amortization                    233,709            247,654            328,540
   Geological and geophysical                                  203,887            148,300            134,197
   Dry holes and abandonments                                  358,210            125,838              2,733
   General and administrative                                1,171,331            973,966            815,866
                                                       ---------------    ---------------     --------------
     Total cost and expenses                                 2,348,025          1,842,816          1,644,019
                                                       ---------------    ---------------     --------------
Income (loss) before federal income taxes                     (617,367)            98,946            410,577

Provision (benefit) for income taxes                          (206,936)           (26,638)            76,925
                                                       ---------------    ---------------     --------------
Net income (loss)                                      $      (410,431)   $       125,584     $      333,652
                                                       ===============    ===============     ==============
Net income (loss) per share                            $          (.08)   $           .02     $          .07
                                                       ===============    ===============     ==============
Weighted average shares outstanding                          5,334,190          5,064,258          4,592,946
                                                       ===============    ===============     ==============


        See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS  EQUITY
- --------------------------------------------------------------------------------

                                          Common Stock            Capital in                        Minimum
                                    ------------------------      excess of        Retained         pension
                                     Shares         Amount        par value        earnings        liability
                                    ---------    -----------     -----------     ------------      ----------
Balance at
 December 31, 1992                  4,540,000     $  709,375     $ 1,070,740      $ 2,066,928      $        0

Recognition of minimum
 pension liability                        -              -               -                -           (37,965)

Net income                                -              -               -            333,652          -
                                    ---------    -----------     -----------     ------------      ----------
Balance at
 December 31, 1993                  4,540,000        709,375       1,070,740        2,400,580         (37,965)

Issuance of common stock              809,071        126,417       2,489,302              -               -

Net unrealized gain on
 marketable securities                    -              -               -                -               -

Reversal of minimum
 pension liability                        -              -               -                -            37,965

Net income                                -              -               -            125,584             -
                                    ---------    -----------     -----------     ------------      ----------
Balance at
 December 31, 1994                  5,349,071        835,792       3,560,042        2,526,164               0

Net unrealized loss on
 marketable securities                    -              -               -                -               -

Purchase of treasury stock                -              -               -                -               -

Net income (loss)                         -              -               -           (410,431)            -
                                    ---------    -----------     -----------     ------------      ----------
Balance at
 December 31, 1995                  5,349,071    $   835,792     $ 3,560,042     $  2,115,733      $        0
                                    =========    ===========     ===========     ============      ==========


                                                                       Total
                                       Unrealized      Treasury     stockholders'
                                     gains/(losses)     stock          equity
                                     --------------   ---------     -------------
Balance at
 December 31, 1992                     $       0      $ (16,744)     $ 3,830,299

Recognition of minimum
 pension liability                           -              -            (37,965)

Net income                                   -              -            333,652
                                       ---------      ---------      -----------
Balance at
 December 31, 1993                             0        (16,744)       4,125,986

Issuance of common stock                     -              -          2,615,719

Net unrealized gain on
 marketable securities                   356,507            -            356,507

Reversal of minimum
 pension liability                           -              -             37,965

Net income                                   -              -            125,584
                                       ---------      ---------      -----------
Balance at
 December 31, 1994                       356,507        (16,744)       7,261,761

Net unrealized loss on
 marketable securities                    (3,239)           -             (3,239)

Purchase of treasury stock                   -          (37,606)         (37,606)

Net income (loss)                            -              -           (410,431)
                                       ---------      ---------      -----------
Balance at
 December 31, 1995                     $ 353,268      $ (54,350)     $ 6,810,485
                                       =========      =========      ===========


        See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
- --------------------------------------------------------------------------------

                                                                YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1995           1994          1993
                                                       -----------    ----------     ----------
Cash flows from operating activities:
   Net income (loss)                                   $  (410,431)   $  125,584     $  333,652
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation, depletion and amortization              233,709       247,654        328,540
     Dry holes and abandonments                            358,210       125,838          2,733
     Gain on sale of marketable securities                     -             -          (95,217)
     Gain on sale of oil and gas
      properties and equipment                                 -         (25,028)          (316)
     Decrease (increase) in accounts receivable             (8,045)       33,444        (25,406)
     Increase in federal income tax receivable             (19,436)      (68,014)           -
     Pension funding in excess of expense                  (12,973)      (13,796)       (23,820)
     Increase (decrease) in accounts payable
      and accrued liabilities                               28,475        31,827         51,061
     Increase (decrease) in taxes payable                      -         (70,039)        56,925
     Deferred tax expense (benefit)                       (166,069)       31,415            -
     Other, net                                            (14,403)          -            1,347
                                                       -----------    ----------     ----------
        Net cash provided (used) by operating
         activities                                        (10,963)      418,885        629,499
                                                       -----------    ----------     ----------
Cash flows from investing activities:
   Expenditures for oil and gas property and
    equipment                                           (1,037,840)     (517,935)      (695,527)
   Purchase of furniture and fixtures                      (15,682)       (8,055)           -
   Proceeds from sales of oil and gas properties
    and equipment                                              -          25,028            316
   Proceeds from sale of marketable equity
    securities                                                 -             -           95,217
                                                       -----------    ----------     ----------
        Net cash used by investing activities           (1,053,522)     (500,962)      (599,994)
                                                       -----------    ----------     ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                      -       2,615,719            -
   Purchase of treasury stock                              (37,606)          -              -
                                                       -----------    ----------     ----------
        Net cash provided (used) by
         financing activities                              (37,606)    2,615,719            -
                                                       -----------    ----------     ----------
Net increase (decrease) in cash
 and cash equivalents                                   (1,102,091)    2,533,642         29,505

Cash and cash equivalents, beginning of year             3,893,666     1,360,024      1,330,519
                                                       -----------    ----------     ----------
Cash and cash equivalents, end of year                 $ 2,791,575    $3,893,666     $1,360,024
                                                       ===========    ==========     ==========

Supplemental schedule of cash flow information:
   Cash paid (received) during the period for:
     Income taxes                                      $   (21,431)   $   80,000     $   20,000

        See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.    THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Toreador Royalty Corporation (the "Company") explores for and produces oil and gas reserves principally in the southwestern part of the United States. The Company's business activities are with industry partners located within the United States.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      CONSOLIDATION

      The consolidated financial statements include the accounts of Toreador Royalty Corporation and its wholly-owned subsidiary, Toreador Exploration & Production Inc.

      OIL AND GAS PROPERTIES

      The Company follows the successful efforts method of accounting for oil and gas exploration and development expenditures. Under this method, costs of successful exploratory wells and all development wells are capitalized. Costs to drill exploratory wells which do not find proved reserves are expensed. Acquisition costs of mineral interests in oil and gas properties remain capitalized until they are impaired or a determination has been made to discontinue exploration of the lease, at which time all related costs are charged to expense. Impairment of unproved properties is assessed and recorded on a property-by-property basis. Upon sale or abandonment of units of property or the disposition of miscellaneous equipment, the cost is removed from the asset account, the related reserves relieved of the accumulated depreciation or depletion and the gain or loss is credited to or charged against operations. Maintenance and repairs are charged to expense; betterments of property are capitalized and depreciated as described below.

      REVENUE RECOGNITION

      Oil and natural gas revenues are accounted for using the sales method. Under this method, sales are recorded on all production sold by the Company regardless of the Company's ownership interest in the respective property. Imbalances result when sales differ from the seller's net revenue interest in the particular property's reserves and are tracked to reflect the Company's balancing position. At December 31, 1995 and 1994, the imbalance and related value were immaterial.

      LEASE BONUSES

      The Company defers bonuses received from leasing minerals in which unrecovered costs remain. Bonuses received from leasing mineral interests previously expensed are taken into income currently. For federal income tax purposes, lease bonuses are regarded as advance royalties (ordinary income).

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

      DEPRECIATION AND DEPLETION

      The Company provides for depreciation and depletion of its investment in producing oil and gas properties on the unit-of-production method, based upon independent reserve engineers' estimates of recoverable oil and gas reserves on the property. Depreciation expense for fixed assets is generally calculated on a straight-line basis based upon estimated useful lives of five years.

      FINANCIAL INSTRUMENTS

      The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate fair value, unless otherwise stated, as of December 31, 1995 and 1994.

      MARKETABLE SECURITIES

      In January 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 establishes standards of financial accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company has designated its investment in the San Juan Basin Royalty Trust as "securities available for sale." These securities are reported at their fair market value with the related unrealized gain, net of tax effects, excluded from income and reported as a separate component of stockholders' equity.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include cash on hand, amounts due from banks and all highly liquid investments with original maturities of three months or less. Cash and cash equivalents include time deposits of $150,000 and $200,000 at December 31, 1995 and 1994, respectively.

      NET INCOME PER COMMON SHARE

      Net income per common share is based on the weighted average number of common shares outstanding and common share equivalents (except where inclusion of such common share equivalents would have an antidilutive effect).

      NEW ACCOUNTING PRONOUNCEMENTS

      The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the fourth quarter of 1995. SFAS 121 requires the write-down to market value of certain long-lived assets. The adoption of SFAS 121 had no effect on the Company's financial position or results of operations.

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123 requires the recording or disclosure of the value of stock options or other equity instruments issued to employees. The Company will adopt the disclosure provisions of SFAS 123 in the first quarter of 1996.

 2.   MARKETABLE SECURITIES

      Marketable securities are comprised of 105,840 shares in the San Juan Basin Royalty Trust at December 31, 1995 and 1994. The Company's cost in this royalty trust is $126,258. At December 31, 1995, the market value of these securities which are designated as available for sale aggregated $661,501, resulting in a gross unrealized gain in the amount of $535,243 and an unrealized gain, net of tax effects, of $353,268. At December 31, 1994, the market value of these securities was $674,730, resulting in a gross unrealized gain in the amount of $548,472 and an unrealized gain, net of tax effects, of $356,507.

 3.   ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following:

                                                   DECEMBER 31,
                                         ---------------------------------
                                             1995               1994
                                         --------------     --------------
      Oil and gas                        $      153,301     $      130,766
      Other                                      15,445             29,935
                                         --------------     --------------
                                         $      168,746     $      160,701
                                         ==============     ==============

      Accounts receivable consist primarily of amounts arising from oil and gas sales. Receivables are due from companies engaged principally in oil and gas activities, with payment terms on a short-term basis and in accordance with industry standards.

 4.   PROPERTIES AND EQUIPMENT

      Properties include mineral fee interests acquired by the Company during 1951 and 1958. These interests totaled approximately 535,000 net mineral acres underlying approximately 882,000 surface acres in the Texas Panhandle, West Texas, Montana and Colorado. It is recognized that the ultimate realization of the investment in these properties is dependent upon future exploration and development operations which are dependent upon satisfactory leasing and drilling arrangements with others.

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
      Properties and equipment consist of the following:

                                                                                     DECEMBER 31,
                                                                           ---------------------------------
                                                                               1995               1994
                                                                           --------------     --------------
      Undeveloped mineral and royalty interests                            $      458,616     $      469,533
      Nonproducing leaseholds                                                     344,478            257,227
      Producing royalty interests                                               1,137,554            947,978
      Producing leaseholds                                                      2,378,785          2,018,170
      Lease and well equipment                                                    103,929             50,814
      Furniture and fixtures                                                      107,038             91,355
                                                                           --------------     --------------
                                                                                4,530,400          3,835,077
      Accumulated depreciation, depletion and amortization                     (1,329,117)        (1,101,976)
                                                                           --------------     --------------
                                                                           $    3,201,283     $    2,733,101
                                                                           ==============     ==============

      Depreciation, depletion and amortization for the years ended December 31, 1994 and 1993 includes $5,784 and $48,271, respectively, for impairment of nonproducing leaseholds. There was no charge for impairment of nonproducing leaseholds for the year ended December 31, 1995.

 5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities consist of the following:

                                                                                     DECEMBER 31,
                                                                           ---------------------------------
                                                                               1995                1994
                                                                           --------------     --------------
      Professional fees                                                    $       17,928     $       22,000
      Lease operating expense                                                      37,572             26,824
      Trade accounts payable                                                       10,235             39,500
      Drilling costs                                                              127,503             76,439
                                                                           --------------     --------------
                                                                           $      193,238     $      164,763
                                                                           ==============     ==============

 6.   INTEREST AND OTHER INCOME

      Interest and other income consists of:

                                                                     YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------------------
                                                            1995                1994               1993
                                                       ---------------    ---------------     --------------
      Interest - Certificates of deposit and
       U.S. Treasury bills                             $       183,106    $       122,106     $       34,607
      Distribution from Grantor Trusts:
         Permian Basin Royalty Trust                               -                  -                5,423
         San Juan Basin Royalty Trust                           30,358             51,393             83,477
      Management fees                                              -               24,000             24,000
      Other                                                        -               25,028                316
                                                       ---------------    ---------------     --------------
                                                       $       213,464    $       222,527     $      147,823
                                                       ===============    ===============     ==============

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
 7.   GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses incurred by the Company are as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------------------
                                                           1995                 1994              1993
                                                       ---------------    ---------------     --------------
      Salaries                                         $       318,658    $       327,142     $      317,247
      Professional fees                                        196,460            239,297            158,893
      Insurance                                                 63,554             53,578             42,564
      Retirement expense                                        55,017             50,691             33,012
      Rent expense                                              34,827             40,683             31,309
      Directors' fees and travel expenses                       54,866             50,140             52,322
      Reports to shareholders                                   66,016             43,041             40,979
      Proxy Contest                                            199,342                 -                  -
      Travel and entertainment                                  56,164             38,644             36,841
      Telephone and utilities                                   23,230             25,344             20,470
      Taxes, other than income                                  25,975             18,032             12,838
      Other                                                     77,222             87,374             69,391
                                                       ---------------    ---------------     --------------
                                                       $     1,171,331    $       973,966     $      815,866
                                                       ===============    ===============     ==============

 8.   INCOME TAXES

      The Company's provision (benefit) for income taxes was comprised of the following:

                                                                     YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------------------
                                                           1995                 1994              1993
                                                       ---------------    ---------------     --------------
      Federal:
         Current                                       $       (40,867)   $       (58,053)    $       76,925
         Deferred                                             (166,069)            31,415                 -
                                                       ---------------    ---------------     --------------
      Provision (benefit) for income taxes             $      (206,936)   $       (26,638)    $       76,925
                                                       ===============    ===============     ==============

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
      The primary reasons for the difference between tax expense at the statutory federal income tax rate and the Company's provision for income taxes were:

                                                             YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------
                                                        1995          1994           1993
                                                    ----------    -----------     ----------
      Theoretical tax @ 34%                         $ (209,905)   $    33,642     $  139,596
      Surtax or rate difference                            -              -           (1,598)
      Statutory depletion in excess
       of tax basis                                        -          (18,729)       (26,235)
      Intangible drilling and development costs            -           (3,284)        (5,427)
      Loss carryforward/carryback                          -          (46,344)       (24,508)
      Other                                              2,969          8,077         (4,903)
                                                    ----------    -----------     ----------
      Provision (benefit) for income taxes          $ (206,936)   $   (26,638)    $   76,925
                                                    ==========    ===========     ==========

      In 1995, the net operating loss for tax purposes totaled $698,357, of which $198,994 will be carried back and utilized against prior year taxable income. The remaining $499,363 will be available for carry forward to future years taxable income and will expire in 2010. The Company has $13,036 of minimum tax credit carryforwards that may be carried forward indefinitely.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1995 and 1994 were as follows:

                                                                  1995                1994
                                                             ---------------     --------------
         Deferred tax liabilities:
            Royalty trust                                    $      (193,069)    $     (195,187)
            Intangible drilling and development costs                (56,752)           (42,787)
            Lease and well equipment                                     -               (4,225)
            Leasehold losses                                          (9,148)               -
                                                             ---------------     --------------
              Gross deferred tax liabilities                        (258,969)          (242,199)

         Deferred tax assets:
            Leasehold costs                                              -                9,972
            Minimum tax credit carryforward                           13,036              8,847
            Net operating loss carryforward                          169,783                -
            Depletion carryforward                                    28,821                -
                                                             ---------------     --------------
              Gross deferred tax assets                              211,640             18,819
         Valuation allowance                                             -                  -
                                                             ---------------     --------------
         Net deferred tax assets                                     211,640             18,819
                                                             ---------------     --------------
         Net deferred tax liabilities                        $       (47,329)    $     (223,380)
                                                             ===============     ==============

      Of the change in deferred taxes, $9,982 was debited to net unrealized gain on marketable securities classified in stockholders' equity.

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

 9.   BENEFIT PLANS

      The Company has a contributory defined benefit pension plan which covers all Company employees. The benefits are based on years of service and the employee's compensation. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. No minimum pension liability was required for 1994 or 1995. Therefore, the adjustment to stockholders' equity was reversed at December 31, 1994. Net periodic pension expense includes the following components:

                                                            1995                1994               1993
                                                       ----------------   ----------------    ---------------
      Service cost for benefits earned during
       the year                                        $        50,898    $        45,950     $       34,552
      Interest cost on projected benefit
       obligation                                               21,779             18,312             11,532
      Actual return on plan assets                             (22,063)           (17,312)           (10,762)
      Net amortization and deferral                              1,326              2,014             (2,310)
                                                       ----------------   ----------------    ---------------
      Net periodic pension expense                     $        51,940    $        48,964     $       33,012
                                                       ===============    ===============     ==============

      The assumptions used to develop the net periodic pension expense were as follows:

                                                                   1995          1994           1993
                                                                  ------        ------         ------
         Discount rate                                               7%           7%             7%
         Expected long-term rate of return on assets                 7%           7%             7%
         Rate of increase in compensation levels                     3%           3%             3%


      The following table sets forth the funded status of the plan and the related asset and liability amounts for the plan as of December 31, 1995 and 1994:

                                                                               1995                1994
                                                                          ---------------     --------------
      Actuarial present value of benefit obligations:
         Vested benefit obligation                                        $       317,818     $      271,894
                                                                          ===============     ==============
         Accumulated benefit obligation                                   $       338,345     $      272,623
                                                                          ===============     ==============
      Projected benefit obligation                                        $       383,255     $      311,125
      Plan assets at fair value (primarily stocks and bonds)                      363,080            282,978
                                                                          ---------------     --------------
      Plan assets less than projected benefit obligation                           20,175             28,147
      Unrecognized net asset existing at transition date                           22,996             25,870
      Unrecognized net loss                                                      (161,496)          (159,369)
                                                                          ---------------     --------------
      Prepaid pension cost                                                $      (118,325)    $     (105,352)
                                                                          ===============     ==============

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
      In 1996, the Company established a Supplemental Executive Retirement Plan ("SERP") covering certain key employees. The SERP provides for incremental pension payments from the Company's funds so that retirement benefit payments are equal to amounts that would have been payable from the Company's principal pension plan if it were not for limitations on those payments imposed by income tax regulations.

10.   LEASE COMMITMENT

      In November 1993, the Company signed a lease agreement to lease new office space for a period of sixty-three months, beginning January 6, 1994 and ending March 31, 1999. Minimum annual rentals at December 31, 1995 are as follows:

           1996                                               38,242
           1997                                               38,242
           1998                                               38,242
           1999                                                9,561
           2000 and thereafter                                   -

11.   RESTRICTED STOCK GRANT AGREEMENT AND
       STOCK OPTION AGREEMENT

      The Company entered into an agreement, effective August 1, 1988, with the Company's Chairman, granting him stock options to purchase 200,000 shares of common stock at a price of $3.00 per share, the market value on that date. In accordance with this agreement, the options became exercisable in equal increments over a three year period commencing August 1, 1988. Subject to certain termination provisions, these options expire July 31, 1998. As of December 31, 1995, none of these options have been exercised.

      On March 1, 1989, the Company entered into an agreement with an employee granting stock options to purchase 50,000 shares of common stock at a price of $2.46875 per share, the market value on that date. The options became exercisable in equal increments over a three-year period commencing March 1, 1990. The options expire on March 1, 1999. As of December 31, 1995, none of these options have been exercised.

      In May 1990, the Company adopted the 1990 Stock Option Plan ("the Plan"). The aggregate number of shares of common stock issuable under the Plan is 225,000. The Plan provides for the granting of stock options at exercise prices equal to the market price of the stock at the date of the grant. On May 24, 1992, the Company entered into an agreement with the Company's Chairman granting stock options under the Plan to purchase 10,000 shares of common stock at a price of $3.625 per share, the market value on that date. All options granted under the Plan are exercisable in equal increments over a three-year period commencing on May 24, 1992. The options expire on May 24, 2002. As of December 31, 1995, none of these options have been exercised.

      On May 22, 1992, the Company entered into an agreement with the Company's then six members of the board of directors, excluding the Chairman, granting stock options to purchase 10,000 shares each of common stock at a price of $3.625 per share, the market value on that date.

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
      All options granted under the Plan are exercisable in equal increments over a three-year period commencing on May 22, 1992. The options expire on May 22, 2002. As of December 31, 1995 none of these options have been exercised.

      On February 17, 1994, the Company entered into an agreement with a member of the board of directors granting an option to purchase 10,000 shares of common stock at a price of $3.625 per share, the market value on that date. The option granted under the Plan is exercisable in equal increments over a three-year period commencing February 17, 1994. The option expires on February 17, 2004. As of December 31, 1995, this option has not been exercised.

      On September 8, 1994, the Company entered into an agreement with the Company's Chairman granting a stock option to purchase 50,000 shares of common stock and with the Company's two other employees granting stock options to purchase 10,000 shares each of common stock at a price of $3.25 per share. All options granted under the Plan are exercisable in equal increments over a three-year period commencing September 8, 1995. The options expire on September 8, 2004. As of December 31, 1995, none of these options have been exercised. Compensation expense related to the issuances of these options is immaterial.

      On September 8, 1994, the Company entered into an agreement with the Company's two consultants granting options to purchase 10,000 shares each of common stock at a price of $3.25 per share. The options granted are exercisable in equal increments over a three-year period commencing September 8, 1995. The options expire on September 8, 2004. As of December 31, 1995, none of these options have been exercised. Compensation expense related to the issuances of these options is immaterial.

      In September 1994, the Company adopted the 1994 Nonemployee Director Stock Option Plan ("Nonemployee Director Plan"). The number of shares of common stock issuable under the Nonemployee Director Plan is 200,000 shares in the aggregate. The Nonemployee Director Plan provides for the granting of stock options at exercise prices equal to the market price of the stock at the grant date. On September 8, 1994, the Company entered into an agreement with the seven members of the board of directors, excluding the chairman, granting stock options under the Nonemployee Director Plan to purchase 10,000 shares each of common stock at a price of $3.50 per share, the market value on that date. The options granted are exercisable in equal increments over a three-year period commencing September 8, 1995. The options expire on September 8, 2004. As of December 31, 1995, none of these options have been exercised.

12.   CAPITAL

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

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
      The placement agent has rights to participate in registered offerings of common stock by the Company. The net proceeds to the Company from the private placement (after deducting the placement agent's fee of $141,112 and expenses of approximately $75,000) were approximately $2,616,000.

      The Company adopted a stockholder rights plan on April 3, 1995 designed to assure that the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive takeover tactics to gain control of the Company declared without paying all stockholders a fair price. Under the rights plan, the Company declared a dividend of one right ("Right") on each share of Company common stock. Each Right will entitle the holder to purchase one one-hundredth of a share of a new Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $12.00. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock or announces a tender offer or exchange offer to acquire such ownership level. The Rights are subject to redemption by the Company for $.01 per Right at any time prior to the tenth day after the first public announcement of the acquisition by any person or group of beneficial ownership of 20 percent or more of Company common stock. The dividend distribution was made on April 13, 1995 to stockholders of record at the close of business on that date. The rights will expire on April 13, 2005.

13.   OIL AND GAS INFORMATION (UNAUDITED)

      The following information is presented pursuant to SFAS No. 69, "Disclosures about Oil and Gas Producing Activities."

      OIL AND GAS RESERVES:

      The following table identifies the Company's net interest in estimated quantities of proved oil and gas reserves and changes in such estimated quantities. Reserve estimates were prepared by independent petroleum engineers and such estimates were reviewed and adjusted by Company management. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available.
      Estimated proved developed and undeveloped oil and gas reserves at December 31, 1995 and 1994 are tabulated below. Crude oil includes condensate and natural gas liquids and is stated in barrels (bbl). Natural gas is stated in thousands of cubic feet (MCF).

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


        PROVED DEVELOPED AND
        UNDEVELOPED RESERVES                                                      OIL(BBL)           GAS(MCF)
        --------------------                                                      --------          ---------
        December 31, 1992                                                          329,088          1,137,916
          Purchases of reserves in place                                             3,009          1,094,547
          Revisions of previous estimates                                           27,902            357,310
          Extensions, discoveries, and other additions                              11,436                 -
          Production                                                               (56,063)          (286,060)
                                                                                   -------          ---------
        December 31, 1993                                                          315,372          2,303,713
          Purchases of reserves in place                                               560            323,293
          Revisions of previous estimates                                           (4,544)           300,426
          Extensions, discoveries, and other additions                             201,338                 -
          Production                                                               (49,635)          (306,295)
                                                                                   -------          ---------
        December 31, 1994                                                          463,091          2,621,137
          Purchases of reserves in place                                            82,386             67,181
          Revisions of previous estimates                                           30,125             81,705
          Extensions, discoveries and other additions                               55,216            115,034
          Production                                                               (61,537)          (277,621)
                                                                                   -------          ---------
        December 31, 1995                                                          569,281          2,607,436
                                                                                   =======          =========
        PROVED DEVELOPED RESERVES
        -------------------------
        December 31, 1994                                                          397,959          2,621,137
                                                                                   =======          =========

      There were no proved undeveloped reserves at December 31, 1995 or 1993.

      CAPITALIZED COSTS INCURRED RELATING TO OIL AND GAS PRODUCING ACTIVITIES:

      Capitalized costs relating to oil and gas producing activities were as follows:

                                                                            DECEMBER 31,
                                                       -----------------------------------------------------
                                                            1995                1994               1993
                                                       ---------------    ---------------     --------------
      Unproved properties                              $       803,094    $       726,760     $      583,742
      Proved leaseholds                                      3,516,339          2,966,148          2,732,055
      Lease and well equipment                                 103,929             50,814             41,612
                                                       ---------------    ---------------     --------------
                                                             4,423,362          3,743,722          3,357,409
      Less:  Accumulated depreciation,
             depletion and amortization                     (1,242,285)        (1,018,573)          (784,509)
                                                       ---------------    ---------------     --------------
      Capitalized costs                                $     3,181,077    $     2,725,149     $    2,572,900
                                                       ===============    ===============     ==============

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Costs incurred in oil and gas property acquisition, exploration, and development activities were as follows:

                                                            1995                1994                1993
                                                          --------            --------            --------
      Acquisition of properties
         Proved                                           $360,100            $155,999            $692,794
         Unproved                                           76,334             143,018                 -
      Exploration costs                                    358,210             131,622               2,733
      Development costs                                    243,196              87,296                 -


      RESULTS OF OPERATIONS

      Results of operations from oil and gas producing activities were as follows:

                                                               1995               1994               1993
                                                          ---------------    ---------------     --------------
         Crude oil, condensate and natural gas            $     1,378,390    $     1,323,129     $    1,632,572
         Lease bonuses and delay rentals                          138,804            396,106            178,984
                                                          ---------------    ---------------     --------------
            Total revenues                                      1,517,194          1,719,235          1,811,556

         Costs and expenses:
            Lease operating costs                                 380,888            347,058            362,683
            Exploration costs                                     562,097            274,138            136,930
            Depreciation and depletion                            233,709            247,645            328,540
                                                          ---------------    ---------------     --------------
            Income before income taxes                            340,500            850,394            983,403
            Income tax expense                                    115,770            289,134            334,357
                                                          ---------------    ---------------     --------------
              Results of operations from producing
               activities (excluding corporate
               overhead)                                  $       224,730    $       561,260     $      649,046
                                                          ===============    ===============     ==============

      STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
       RELATING TO PROVED OIL AND GAS REVENUES

      Pursuant to SFAS No. 69, the Company has developed the following information titled "Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Quantities" (Standardized Measure). Accordingly, the Standardized Measure has been prepared assuming year-end selling prices adjusted for future fixed and determinable contractual price changes, year-end development and production costs, year-end statutory tax rates adjusted for future tax rates already legislated and a 10% annual discount rate. The Standardized Measure does not purport to be an estimate of the fair market value of the Company's reserves. An estimate of fair value would also have taken into account, among other things, the expected

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
      recovery of reserves in excess of proved reserves, anticipated changes in future prices and costs and a discount factor representative of the time value of money and risks inherent in producing oil and gas.

                                                            1995               1994                1993
                                                       ---------------    ---------------     --------------
      Future cash inflows                              $    14,627,515    $    11,252,481     $    8,928,058
      Future production costs                                4,235,501          3,149,608          2,310,956
      Future development costs                                  45,289            145,396              1,626
                                                       ---------------    ---------------     --------------
      Future net cash flows before income taxes             10,346,725          7,957,477          6,615,476
      Future income tax expense                              2,775,274          1,995,490          1,634,317
                                                       ---------------    ---------------     --------------
      Future net cash flows                                  7,571,451          5,961,987          4,981,159
      10% annual discount for estimated
       timing of cash flows                                  2,861,316          2,013,007          1,484,344
                                                       ---------------    ---------------     --------------
      Standardized measure of discounted
       future net cash flows relating to
       proved oil and gas reserves                     $     4,710,135    $     3,948,980     $    3,496,815
                                                       ===============    ===============     ==============

      CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH RELATING
       TO PROVED OIL AND GAS RESERVES

      The following are the principal sources of change in the standardized measure:

                                                             1995               1994               1993
                                                       ---------------    ---------------     --------------
      Balance at January 1                             $     3,948,980    $     3,496,815     $    3,112,656
         Sales of oil and gas produced, net                   (997,502)          (976,071)        (1,269,889)
         Net changes in prices and production
          costs                                                433,089           (658,462)        (1,135,411)
         Extensions and discoveries                            698,314          1,329,507             92,611
         Revisions of previous quantity estimates              344,019            398,367            815,254
         Net change in income taxes                           (342,776)           (88,832)           (70,827)
         Accretion of discount                                 490,747            436,647            391,148
         Purchases of reserves                                 494,501            155,999          1,159,367
         Other                                                (359,237)          (144,990)           401,906
                                                       ----------------   ----------------    --------------
      Balance at December 31                           $     4,710,135    $     3,948,980     $    3,496,815
                                                       ===============    ===============     ==============

                              INDEX TO EXHIBITS


    EXHIBIT
    NUMBER                                                  EXHIBITS
    -------                                                 --------
      3.1    -    Certificate of Incorporation of Toreador Royalty Corporation dated July 13, 1951, as amended March 16,
                  1981 and June 4, 1987 (previously filed as Exhibit 3.1 to Toreador Royalty Corporation Annual Report on
                  Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

      3.2    -    Certificate of Amendment of Certificate of Incorporation, as amended, of Toreador Royalty Corporation dated July 3, 1990 (previously filed as Exhibit 3.2 to Toreador Royalty Corporation Annual Report on
                  Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

      3.3    -    Certificate of Amendment of Certificate of Incorporation, as amended, of Toreador Royalty Corporation dated August 13, 1992 (previously filed as Exhibit 3.3 to Toreador Royalty Corporation Annual Report on
                  Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

      3.4    -    Certificate of Designations of Series A Junior Participating Preferred Stock of Toreador Royalty
                  Corporation, dated April 3, 1995 (previously filed as Exhibit 3 to Toreador Royalty Corporation
                  Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference).

      3.5    -    Amended and Restated Bylaws of Toreador Royalty Corporation (previously filed as Exhibit 3.3 to Toreador
                  Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

      3.6    -    Amendment to Bylaws of Toreador Royalty Corporation (previously filed as Exhibit 3.5 to Toreador Royalty
                  Corporation Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

      4.1    -    Rights Agreement dated as of April 3, 1995, between Toreador Royalty Corporation and Continental Stock
                  Transfer & Trust Company (filed as Exhibit 1 to Toreador Royalty Corporation Current Report on Form 8-K
                  dated April 3, 1995, and incorporated herein by reference).

      10.1   -    Stock Option Agreement dated August 1, 1988 between Toreador Royalty Corporation and Peter R. Vig
                  (previously filed as Exhibit 10.B to Toreador Royalty Corporation Current Report on Form 8-K dated
                  August 11, 1988, and incorporated herein by reference).

      10.2   -    Stock Grant Agreement dated August 1, 1988 between Toreador Royalty Corporation and Peter R. Vig
                  (previously filed as Exhibit 10.C to Toreador Royalty Corporation Current Report on Form 8-K dated
                  August 11, 1988, and incorporated herein by reference).

      10.3*       Incentive Stock Option Agreement dated as of September 8, 1994 between Toreador Royalty Corporation and
                  Peter R. Vig, as amended by Letter Agreement dated as of May 15, 1995.


    EXHIBIT
    NUMBER                                                  EXHIBITS
    -------                                                 --------
      10.4    -    Employment Agreement effective August 1, 1990 between Toreador Royalty Corporation and Peter R. Vig
                   (previously filed as Exhibit 10.7 to Toreador Royalty Corporation Annual Report on Form 10-K for the
                   year ended December 31, 1989, and incorporated herein by reference).

      10.5    -    Second Amendment to Executive Employment Agreement dated as of December 27, 1993 between Toreador
                   Royalty Corporation and Peter R. Vig (previously filed as Exhibit 10.4 to Toreador Royalty Corporation
                   Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

      10.6    -    Third Amendment to Executive Employment Agreement between Toreador Royalty Corporation and Peter R. Vig
                   (previously filed as Exhibit 10.5 to the Toreador Annual Report on Form 10-K for the year ended December
                   31, 1994, and incorporated herein by reference).

      10.7*   -    Fourth Amendment to Executive Employment Agreement between Toreador Royalty Corporation and Peter R. Vig dated as of April 25, 1995.

      10.8*   -    Fifth Amendment to Executive Employment Agreement between Toreador Royalty Corporation and Peter R. Vig dated as of October 2, 1995.

      10.9*   -    Sixth Amendment to Executive Employment Agreement between Toreador Royalty Corporation and Peter R. Vig dated as of March 2, 1996.

      10.10   -    Joint Venture Agreement dated March 1, 1989, among Toreador Royalty Corporation, Bandera Petroleum, et
                   al. (previously filed as Exhibit 10.9 to Toreador Royalty Corporation Annual Report on Form 10-K for the
                   year ended December 31, 1989, and incorporated herein by reference).

      10.11+  -    Toreador Royalty Corporation 1990 Stock Option Plan (previously filed as Exhibit 10.7 to Toreador
                   Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

      10.12*+ -    Toreador Royalty Corporation 1994 Non-Employee Director Stock Option Plan, as amended.

      10.13   -    Stock Purchase Agreement dated May 18, 1994, between Toreador Royalty Corporation and the investors named therein (previously filed as Exhibit 4.1 to Toreador Royalty Corporation Registration Statement on
                   Form S-3 (No. 33-80572) filed with the Securities and Exchange Commission on June 22, 1994, and incorporated herein by reference).

      10.14   -    Warrant for the Purchase of Shares of Common Stock issued to Petrie Parkman & Co. dated May 23, 1990
                   (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Registration on Form S-3 (No.
                   33-80572) filed with the Securities and Exchange Commission on June 22, 1994, and incorporated herein by reference).

      10.15   -    Form of Indemnification Agreement dated as of April 25, 1995 between Toreador Royalty Corporation and each of the members of its Board of Directors (previously filed as Exhibit 10 to Toreador Royalty
                   Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference).

      10.16*  -    Severance Agreement by and between Toreador Royalty Corporation and James S. Blair dated March 2, 1996.

      21.1*   -    Subsidiary of Toreador Royalty Corporation.

      23.1*   -    Consent of Price Waterhouse LLP.

      23.2*   -    Consent of Harlan Consulting Inc.

      27.1*   -    Financial Data Schedule

- ------------------

* Filed herewith.
+ Management contract or compensatory plan.