Form 10-Q
period 1996-03-31
TOREADOR ROYALTY CORP
filed 1996-05-15
CIK 98720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1996
                                               ---------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                           PERIOD FROM ____ TO ____

                         Commission file number 0-2517
                                               -------


                          TOREADOR ROYALTY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                  75-099116
- ----------------------------------             --------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                 Identification Number)

         530 Preston Commons West
               8117 Preston Road
                 Dallas, Texas                         75225
- ------------------------------------------          ----------
  (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (214) 369-0080
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.
                         Yes  X          No
                             ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at March 31, 1996
- -------------------------------               -----------------------------
Common Stock, $.15625 par value                      5,263,202

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TOREADOR ROYALTY CORPORATION

CONSOLIDATED BALANCE SHEET

                                                      March 31,        March 31,      December 31,
                                                        1996             1995             1995
                                                    ------------     ------------     ------------
                                                     (Unaudited)      (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                       $  2,609,630     $  3,681,759     $  2,791,575
    Marketable securities, at market value               674,731          727,650          661,501
    Accounts receivable                                  148,401          167,853          168,746
    Federal income tax receivable                         54,899           68,014           87,450
    Prepaid expenses and deposits                         39,828          105,212           22,172
                                                    ------------     ------------     ------------

      Total current assets                             3,527,489        4,750,488        3,731,444
                                                    ------------     ------------     ------------

Properties and equipment, less accumulated
        depreciation, depletion and amortization       3,194,931        2,889,362        3,201,283
Other assets                                             131,284           51,352          118,325
                                                    ------------     ------------     ------------

      Total assets                                  $  6,853,704     $  7,691,202     $  7,051,052
                                                    ============     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities        $    105,076     $    152,420     $    193,238
                                                    ------------     ------------     ------------

      Total current liabilities                          105,076          152,420          193,238

Deferred tax liabilities                                  67,262          241,373           47,329
                                                    ------------     ------------     ------------
      Total liabilities                                  172,338          393,793          240,567
                                                    ------------     ------------     ------------

Stockholders' equity:
    Preferred stock, $1.00 par value, 4,000,000
        shares authorized; none issued                      --               --               --
    Common stock, $.15625 par value, 10,000,000
        shares authorized; 5,349,071 issued              835,792          835,792          835,792
    Capital in excess of par value                     3,560,042        3,560,042        3,560,042
    Retained earnings                                  2,143,217        2,526,885        2,115,733
    Net unrealized gain on marketable securities         361,992          391,434          353,268
                                                    ------------     ------------     ------------
                                                       6,901,043        7,314,153        6,864,835
    Less 103,225 shares (March 31, 1996),
        20,500 shares (December 31, 1995) and
        5,700 shares (March 31, 1995) of common
        stock in treasury, at cost                      (219,677)         (16,744)         (54,350)
                                                    ------------     ------------     ------------
      Total stockholders' equity                       6,681,366        7,297,409        6,810,485
                                                    ------------     ------------     ------------
      Total liabilites and stockholders' equity     $  6,853,704     $  7,691,202     $  7,051,052
                                                    ============     ============     ============


The Company uses the successful efforts method of accounting for its oil and gas producing activities.

        See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION

CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                               For the Three Months Ended
                                                         March 31,
                                               --------------------------
                                                   1996          1995
                                                ----------    ----------
Revenues:
    Oil and gas sales                           $  463,513    $  343,677
    Lease bonuses and rentals                          300        41,896
    Interest and other income                       50,298        51,711
                                                ----------    ----------

      Total revenues                               514,111       437,284

Costs and expenses:
    Lease operating expense                         90,756        69,463
    Dry holes and abandonments                      34,205        69,401
    Depreciation, depletion and amortization        51,974        56,975
    Geological and geophysical                      67,198        49,528
    General and administrative                     227,067       191,196
                                                ----------    ----------

      Total costs and expenses                     471,200       436,563
                                                ----------    ----------

Income before federal income taxes                  42,911           721

Provision for federal income tax expense            15,435          --
                                                ----------    ----------

Net income                                      $   27,476    $      721
                                                ==========    ==========

Income per share                                $     0.01    $     --
                                                ==========    ==========

Weighted average shares outstanding              5,264,843     5,352,225
                                                ==========    ==========


        See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                For the Three Months Ended
                                                                         March 31,
                                                              -----------------------------
                                                                  1996             1995
                                                              ------------     ------------
Cash flows from operating activities:
    Net income (loss)                                         $     27,476     $        721
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization                      51,974           56,975
      Dry holes and abandonments                                    34,205           69,401
      Decrease (increase) in accounts receivable                    20,345           (7,152)
      Decrease in federal income tax receivable                     32,551             --
      Pension funding in excess of expense                         (12,959)            --
      Increase in prepaid expenses and deposits                    (17,656)         (36,872)
      Decrease in accounts payable and accrued liabilities         (88,163)         (12,343)
      Deferred tax expense                                          15,427             --
                                                              ------------     ------------
        Net cash provided (used) by operating activities            63,200           70,730
                                                              ------------     ------------

Cash flows from investing activities:
    Expenditures for oil and gas property and
    equipment                                                      (79,818)        (282,637)
                                                              ------------     ------------

        Net cash used by investing activities                      (79,818)        (282,637)
                                                              ------------     ------------

Cash flows from financing activities:
    Purchase of treasury stock                                    (165,327)            --
                                                              ------------     ------------

        Net cash provided (used) by
        financing activities                                      (165,327)            --
                                                              ------------     ------------

Net increase (decrease) in cash and
cash equivalents                                                  (245,145)        (211,907)

Cash and cash equivalents, beginning of period                   2,791,575        3,893,666
                                                              ------------     ------------

Cash and cash equivalents, end of period                      $  2,546,430     $  3,681,759
                                                              ============     ============

Supplemental schedule of cash flow information:
    Cash paid (received) during the period for:
      Income taxes                                            $    (32,551)    $       --



        See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the three months ended March 31, 1996


NOTE   1   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in Toreador Royalty Corporation's (the "Company") 1995 Annual Report on Form 10-K. In the opinion of the Company, the information furnished herein reflects all adjustments consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods reported herein. Operating results from the interim period may not necessarily be indicative of the results for the year ended December 31, 1996.

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

FEDERAL INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes".

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the three months ended March 31, 1996


NOTE 2 - MARKETABLE SECURITIES

     Marketable securities are comprised of 105,840 shares in the San Juan Basin Royalty Trust at March 31, 1996 and 1995. The Company's cost in this royalty trust is $126,258. At March 31, 1996, the market value of these securities which are designated as available for sale aggregated $674,731, resulting in a gross unrealized gain in the amount of $548,473 and an unrealized gain, net of tax effect, of $361,992. At March 31, 1995, the market value of these securities was $727,650, resulting in a gross unrealized gain in the amount of $601,392 and an unrealized gain, net of tax effect, of $391,434. At December 31, 1995, the market value of these securities was $661,501, resulting in a gross unrealized gain in the amount of $535,243, and an unrealized gain, net of tax effect, of $353,268.

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

NOTE 4 - INTEREST AND OTHER INCOME

     Items in interest and other income consist of:

                                           Three Months Ended
                                                  March 31,
                                          --------------------
                                            1996        1995
                                          --------    --------
Interest - Certificates of Deposit and
         U. S. Treasury Bills             $ 33,724    $ 42,123
Distribution from Grantor Trust:
         San Juan Basin Royalty Trust        7,225       9,588
Other income                                 9,349        --
                                          --------    --------

                                          $ 50,298    $ 51,711
                                          ========    ========

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the three months ended March 31, 1996


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

                          TOREADOR ROYALTY CORPORATION

                   For the three months ended March 31, 1996


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

         Disclosures Regarding Forward-Looking Statements

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties inherent in petroleum exploration, development and production, including, but not limited to the risk that no commercially productive oil and gas reservoirs will be encountered; inconclusive results from 3-D seismic projects; delays or cancellation of drilling operations as a result of a variety of factors; volatility of oil and gas prices due to economic and other conditions; intense competition in the oil and gas industry; operational risks (e.g., fires, explosions, blowouts, cratering and loss of production); insurance coverage limitations and requirements; and potential liability imposed by intense governmental regulation of oil and gas production; all of which are beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and otherwise in this report.

         Liquidity and Capital Resources

         Historically, most of the exploration activity on the Company's acreage has been funded and conducted by other oil companies and this activity is expected to continue. Exploration activity typically generates lease bonus and option income to the Company. If drilling is successful, the Company receives royalty income from the oil or gas production but bears none of the capital or operating costs. In order to accelerate the evaluation of its acreage as well as increase its ownership in any reserves discovered, the Company intends to increase its level of participation in exploring its acreage by acquiring working interests. The extent to which the Company may acquire working interests will depend on the availability of outside capital and cash flow from operations. Currently, the primary sources of capital for the financing of the Company's operations are cash flow provided from revenues

                          TOREADOR ROYALTY CORPORATION

                   For the three months ended March 31, 1996

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

generated by its proportionate share in oil and natural gas sales and existing cash, including that from a private offering completed in 1994. To the extent cash flow from operations does not significantly increase and external sources of capital are limited or unavailable, the Company's ability to make the capital investment to participate in 3- D seismic surveys and increase its interest in projects on its acreage will be limited. Future funds are expected to be provided through production from existing producing properties and new producing properties that may be discovered through exploration of the Company's acreage by third parties or by the Company itself. Funds may also be provided through external financing in the form of debt or equity. There can be no assurance as to the extent and availability of these sources of funding.

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

         As of March 31, 1996, the Company used $220,032.81 of its cash reserves to purchase 90,325 shares of its Common Stock. These purchases were made pursuant to a stock repurchase program authorized by the Board of Directors on October 10, 1995, of up to 100,000 shares of Common Stock. As of April 22, 1996, the Company purchased the remaining 9,675 shares under the repurchase program at a purchase price of $22,420.31. On April 22, 1996, the Company announced the commencement of an additional repurchase program of up to 150,000 shares of its Common Stock. As of May 10, 1996, the Company has purchased an aggregate of 14,900 shares at a purchase price of $41,168.75. The repurchases of the Company's shares of Common Stock were made in unsolicited open-market purchases, at market (not premium) prices, without fixed terms and not contingent upon the tender of a fixed minimum number of shares or in response to a third party bid and otherwise in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1996 VS
        THREE MONTHS ENDED MARCH 31, 1995

         Revenues for the first quarter 1996 were $514,111 versus $437,284 for the same period in 1995. Oil and gas sales were $463,513 on volumes of 16,275 BBLs and 86,031 MCF versus $343,677 on volumes of 14,061 BBLs and 76,077 MCF in 1995. The $119,836 increase in oil and gas sales resulted from the aforementioned oil and gas volume increases and higher oil and gas prices. Oil volumes increased primarily as a result of two successful development wells drilled on the mineral acreage as well as acquisitions made in the second half of 1995. Gas volumes increased primarily due to stronger market demand in 1996 as opposed to low demand in 1995 which resulted in curtailed or shut-in wells in 1995. Oil prices increased 7.6% to $18.16/BBL in 1996 from $16.87/BBL in 1995. Gas prices increased 39.3% to $1.95/MCF in 1996 from $1.40/MCF in 1995. Lease bonus and rental income decreased by $41,596 to $300 in 1996 from $41,896 in 1995. Interest and other income was $50,298 in 1996 versus $51,711 in 1995.

         Costs and expenses were $471,200 in 1996 versus $436,563 in 1995. Lease operating expenses increased 30.7% to $90,756 in 1996 from $69,463 in 1995 due to the acquisitions made in 1995. Dry holes and abandonments were down $35,196 to $34,205 in 1996 compared to $69,401 in 1995. Depreciation , depletion and amortization decreased slightly to $51,974 in 1996 from $56,975 in 1995. Geological and geophysical expenses and general and administrative expenses increased, collectively, $53,541 or 22.2% as a result of the Company's continuing plan to focus its efforts on the exploitation of the Company's minerals as well as accelerate and enhance its acquisition efforts.

         The Company recognized net income of $27,476, or $0.01 per share, for the first quarter of 1996 versus net income of $721, or a fractional cent per share, for the same period in 1995.

                          TOREADOR ROYALTY CORPORATION

                                 March 31, 1996

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

                                        TOREADOR ROYALTY CORPORATION,
                                                Registrant



                                              /s/  PETER R. VIG
                                        -----------------------------------
                                                Peter R. Vig, Chairman;
                                        the Principal Executive, Financial
                                                and Accounting Officer


May 13, 1996

                          TOREADOR ROYALTY CORPORATION

                                 March 31, 1996

                               INDEX TO EXHIBITS


Exhibit
 Number                          Exhibit
- -------                          -------
   27                    Financial Data Schedule