Form 10-Q
period 1996-06-30
TOREADOR ROYALTY CORP
filed 1996-08-14
CIK 98720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark one)

    X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---------                 SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

                                       OR

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- --------                SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                                 PERIOD FROM ____ TO ____

                         Commission file number 0-2517


                        TOREADOR ROYALTY CORPORATION
           (Exact name of registrant as specified in its charter)

         Delaware                                          75-0991164
- ----------------------------------                    ---------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification Number)

         530 Preston Commons West
            8117 Preston Road
              Dallas, Texas                                   75225
  -----------------------------------------                ------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (214) 369-0080

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

                 Yes       X                       No
                         ------                        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                             Outstanding at June 30, 1996
- --------------------------------                   ----------------------------
Common Stock, $.15625 par value                               5,204,571

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TOREADOR ROYALTY CORPORATION

CONSOLIDATED BALANCE SHEET

                                                        June 30,       June 30,       December 31,
                                                          1996           1995            1995
                                                       ----------     ----------       ----------
                                                       (Unaudited)    (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                          $2,945,947     $3,217,593       $2,791,575
    Marketable securities, at market value                158,270        635,040          661,501
    Accounts receivable                                   178,919        151,631          168,746
    Federal income tax receivable                          54,899         68,014           87,450
    Prepaid expenses and deposits                           5,578         69,840           22,172
                                                       ----------     ----------       ----------

      Total current assets                              3,343,613      4,142,118        3,731,444
                                                       ----------     ----------       ----------

Properties and equipment, less accumulated
        depreciation, depletion and amortization        3,260,379      2,917,886        3,201,283
Other assets                                              117,534         49,852          118,325
                                                       ----------     ----------       ----------

      Total assets                                     $6,721,526     $7,109,856       $7,051,052
                                                       ==========     ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities           $   85,013     $  104,881       $  193,238
    Federal income taxes payable                            3,984              -                -
                                                       ----------     ----------       ----------

      Total current liabilities                            88,997        104,881          193,238

Deferred tax liabilities                                   70,143        209,885           47,329
                                                       ----------     ----------       ----------
      Total liabilities                                   159,140        314,766          240,567
                                                       ----------     ----------       ----------

Stockholders' equity:
    Preferred stock, $1.00 par value, 4,000,000
        shares authorized; none issued                          -              -              -
    Common stock, $.15625 par value, 10,000,000
        shares authorized; 5,349,071 issued               835,792        835,792          835,792
    Capital in excess of par value                      3,560,042      3,560,042        3,560,042
    Retained earnings                                   2,445,710      2,085,688        2,115,733
    Net unrealized gain on marketable securities           84,114        330,312          353,268
                                                       ----------     ----------       ----------
                                                        6,925,658      6,811,834        6,864,835
    Less 144,500 shares (June 30, 1996),
        20,500 shares (December 31, 1995) and
        5,700 shares (June 30, 1995) of common
        stock in treasury, at cost                       (363,272)       (16,744)         (54,350)
                                                       ----------     ----------       ----------
      Total stockholders' equity                        6,562,386      6,795,090        6,810,485
                                                       ----------     ----------       ----------
      Total liabilities and stockholders' equity        $6,721,526     $7,109,856       $7,051,052
                                                       ==========     ==========       ==========


The Company uses the successful efforts method of accounting for its oil and gas producing activities.

TOREADOR ROYALTY CORPORATION

CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                   For the Three Months Ended     For the Six Months Ended
                                                           June 30,                     June 30,
                                                    ------------------------      -------------------------
                                                       1996          1995            1996           1995
                                                    ----------    ----------      -----------    ----------
Revenues:
    Oil and gas sales                               $  523,642    $  299,387       $  987,155    $  643,064
    Interest and other income                           55,577        66,116          106,176       159,723
                                                    ----------    ----------       ----------    ----------

      Total revenues                                   579,219       365,503        1,093,331       802,787

Costs and expenses:
    Lease operating expense                            127,710        92,471          218,466       161,934
    Dry holes and abandonments                          54,986       105,977           89,191       175,378
    Depreciation, depletion and amortization            55,322        52,988          107,296       109,963
    Geological and geophysical                          47,522        62,552          114,720       112,080
    General and administrative                         216,721       492,712          443,789       683,908
                                                    ----------    ----------       ----------    ----------

      Total costs and expenses                         502,260       806,700          973,462     1,243,263
                                                    ----------    ----------       ----------    ----------

Income from operations                                  76,958      (441,197)         119,869      (440,476)

Other income:
    Gain from sales of marketable securities           375,551          -             375,551           -
                                                    ----------    ----------       ----------    ----------

Income before federal income taxes                     452,509      (441,197)         495,420      (440,476)

Provision for federal income tax expense               150,015           -            165,450           -
                                                    ----------    ----------       ----------    ----------

Net income                                          $  302,494    $ (441,197)      $  329,970    $ (440,476)
                                                    ==========    ==========       ==========    ==========

Income per share                                    $     0.06    $    (0.08)      $     0.06    $    (0.08)
                                                    ==========    ==========       ==========    ==========

Weighted average shares outstanding                  5,251,359     5,343,371        5,251,359     5,343,371
                                                    ==========    ==========       ==========    ==========

TOREADOR ROYALTY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                               For the Three Months Ended   For the Six Months Ended
                                                                      June 30,                     June 30,
                                                               -----------------------      -----------------------
                                                                  1996         1995            1996         1995
                                                               ----------   ----------      ----------   ----------
Cash flows from operating activities:
    Net income (loss)                                          $  302,494   $ (441,197)     $  329,970   $ (440,476)
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization                     54,986       52,988         107,296      109,963
      Dry holes and abandonments                                   55,322      105,977          89,191      175,378
      Gain on sale of marketable securities                      (375,551)           -        (375,551)           -
      Decrease (increase) in accounts receivable                  (30,518)      16,222         (10,173)       9,070
      Decrease in federal income tax receivable                         -            -          32,551            -
      Pension funding in excess of expense                         13,750            -             791            -
      Decrease in prepaid expenses and deposits                    34,250       36,872          16,594            -
      Decrease in accounts payable and accrued liabilities        (20,063)     (47,539)       (108,226)     (59,882)
      Increase in federal income taxes payable                      3,984            -           3,984            -
      Deferred tax expense                                        146,031            -         161,458            -
                                                               ----------   ----------      ----------   ----------
        Net cash provided (used) by operating activities          184,685     (276,677)        247,885     (205,947)
                                                               ----------   ----------      ----------   ----------


Cash flows from investing activities:
     Expenditures for oil and gas property and
     equipment                                                   (175,357)    (184,145)       (255,175)    (466,782)
     Proceeds from the sale of marketable securities              470,984            -         470,984            -
     Purchase of furniture and fixtures                              (400)      (3,344)           (400)      (3,344)
                                                               ----------   ----------      ----------   ----------

        Net cash used by investing activities                     295,227     (187,489)        215,409     (470,126)
                                                               ----------   ----------      ----------   ----------

Cash flows from financing activities:
    Purchase of treasury stock                                   (140,970)           -        (306,297)           -
                                                               ----------   ----------      ----------   ----------

        Net cash provided (used) by
        financing activities                                     (140,970)           -        (306,297)           -
                                                               ----------   ----------      ----------   ----------

Net increase (decrease) in cash and
cash equivalents                                                  338,942     (464,166)        156,997     (676,073)

Cash and cash equivalents, beginning of period                  2,609,630    3,681,759       2,791,575    3,893,666
                                                               ----------   ----------      ----------   ----------

Cash and cash equivalents, end of period                       $2,948,572   $3,217,593      $2,948,572   $3,217,593
                                                               ==========   ==========      ==========   ==========

Supplemental schedule of cash flow information:
    Cash paid (received) during the period for:
      Income taxes                                             $        -   $        -      $  (32,551)  $        -

                          TOREADOR ROYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the three and six months ended June 30, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in Toreador Royalty Corporation's (the "Company") 1995 Annual Report on Form 10-K. In the opinion of the Company, the information furnished herein reflects all adjustments consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods reported herein. Operating results from the interim period may not necessarily be indicative of the results for the year ended December 31, 1996. Certain previously reported financial information has been reclassified to conform to the current period's presentation.

NOTE 2 - MARKETABLE SECURITIES

     Marketable securities in the San Juan Basin Royalty Trust are comprised of 25,840 shares at June 30, 1996 and 105,840 shares at June 30, 1995. At June 30, 1996, the Company's cost in this royalty trust is $30,825. At June 30, 1996, the market value of these securities which are designated as available for sale aggregated $158,270, resulting in a gross unrealized gain in the amount of $127,445 and an unrealized gain, net of tax effect, of $84,114. At June 30, 1995, the market value of these securities was $912,870, resulting in a gross unrealized gain in the amount of $786,612 and an unrealized gain, net of tax effect, of $511,297. At December 31, 1995, the market value of these securities was $661,501, resulting in a gross unrealized gain in the amount of $535,243, and an unrealized gain, net of tax effect, of $353,268.

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

                For the three and six months ended June 30, 1996


NOTE 4 - INTEREST AND OTHER INCOME

     Items in interest and other income consist of:

                                                      Three Months Ended
                                                           June 30,
                                                 ------------------------------
                                                    1996                1995
                                                 ---------           ----------
Interest - Certificates of Deposit and
         U. S. Treasury Bills                    $  31,253            $  54,639
Distribution from Grantor Trust:
         San Juan Basin Royalty Trust                4,750               11,477
Other income                                        19,574                    -
                                                 ---------            ---------

                                                 $  55,577            $  66,116
                                                 =========            =========

NOTE 5 - CAPITAL

     On May 23, 1994, the Company privately placed 809,071 shares of common stock for an aggregate consideration of $2,831,749. In its private placement agreement with the purchasers, the Company granted them registration rights, pursuant to which a registration statement on Form S-3 covering all the shares was filed on June 22, 1994. The registration statement was declared effective July 11, 1994 and the Company is obligated to maintain such effectiveness until May 23, 1996. The Company removed from registration the shares of common stock that remained unsold pursuant to an amendment to the registration statement declared effective May 28, 1996. In connection with the private placement, the Company's placement agent received a five-year warrant to purchase 106,867 shares of common stock at a price of $4.375 per share. The placement agent has rights to participate in registered offerings of common stock by the Company.

     The net proceeds to the Company from the private placement (after deducting the placement agent's fee of $141,112 and expenses of approximately $75,000) were approximately $2,616,000.

                          TOREADOR ROYALTY CORPORATION

                For the three and six months ended June 30, 1996


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

                          TOREADOR ROYALTY CORPORATION

                For the three and six months ended June 30, 1996

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

         Since December 4, 1995, the Company, as of June 30, 1996, has used $346,528.12 of its cash reserves to purchase 138,800 shares of its Common Stock. These purchases were made pursuant to stock repurchase programs authorized by the Board of Directors on October 10, 1995, of up to 100,000 shares of Common Stock and a second stock repurchase program on April 22, 1996, of up to 150,000 shares of common stock. As of July 18, 1996, the Company has purchased an aggregate of 51,200 shares at a purchase price of $135,850.00 under the second repurchase program. The repurchases of the Company's shares of Common Stock were made in unsolicited open-market purchases, at market (not premium) prices, without fixed terms and not contingent upon the tender of a fixed minimum number of shares or in response to a third party bid and otherwise in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

                          TOREADOR ROYALTY CORPORATION

                For the three and six months ended June 30, 1996

RESULTS OF OPERATIONS

   THREE MONTHS ENDED JUNE 30, 1996 VS
      THREE MONTHS ENDED JUNE 30, 1995

         Revenues for the second quarter 1996 were $579,219 versus $365,503 for the same period in 1995. Oil and gas sales were $523,642 on volumes of 16,314 BBLs and 90,606 MCF versus $299,387 on volumes of 12,856 BBLs and 65,659 MCF in 1995. The $224,255 increase in oil and gas sales resulted from oil and gas volumes increasing 26.9% and 38.0%, respectively, and higher oil and gas prices. Oil volumes increased primarily as a result of a successful development well drilled on the mineral acreage as well as acquisitions made in the second half of 1995. Gas volumes increased primarily due to stronger market demand in 1996 as opposed to low demand in 1995 which resulted in curtailed or shut-in wells in 1995. Oil prices increased 16.2% to $20.56/BBL in 1996 from $17.70/BBL in 1995. Gas prices increased 90.8% to $2.08/MCF in 1996 from $1.09/MCF in 1995. Interest and other income was $55,577 in 1996 versus $66,116 in 1995.

         Costs and expenses were $502,260 in 1996 versus $806,700 in 1995. Lease operating expenses increased 38.1% to $127,710 in 1996 from $92,471 in 1995 due to the acquisitions made in 1995. Reflecting the Company's plan to accelerate its acquisition efforts and its election not to participate in certain drilling ventures on its minerals, the Company reduced expenses for dry holes and abandonments by $50,991 to $54,986 in 1996 compared to $105,977 in 1995. As a result of the acquisitions made in the second half of 1995, depreciation, depletion and amortization increased slightly to $55,322 in 1996 from $52,988 in 1995. Geological and geophysical expenses decreased 24.0% to $47,522 in 1996 from $62,552 in 1995. General and administrative expenses decreased significantly, $275,991 or 56.0%, primarily as a result of the Company not having to defend itself against a competing slate of directors as it did in 1995.

         The Company recognized net income of $302,494, or $0.06 per share, for the second quarter of 1996 versus a net loss of $441,197, or $0.08 per share, for the same period in 1995. Net income for the second quarter of 1996 includes a $375,551 gain from the sale of marketable securities compared to none for the same period in 1995. Net income from operations after federal income taxes, excluding the gain from the sale of marketable securities was $50,792 or $0.01 per share.

                          TOREADOR ROYALTY CORPORATION

                For the three and six months ended June 30, 1996

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 VS
      SIX MONTHS ENDED JUNE 30, 1995

         Revenues for the six months ended June 30, 1996 increased 36.2% to $1,093,331 compared to $802,787 for 1995. Oil and gas sales increased 53.5% to $987,155 in 1996 from $643,064 in 1995, resulting from the 22.7% increase of equivalent barrel production of 62,029 in 1996 from 50,540 in 1995. This increase in oil and gas sales was also boosted by a 25.1% increase in price per equivalent barrel of $15.91 in 1996 versus $12.72 in 1995. Interest and other income decreased 33.5% to $106,176 in 1996 compared to $159,723 in 1995. The Company's continuing plan to focus its efforts on the exploitation of the Company's minerals as well as accelerate and enhance its acquistion efforts reduced the investment balances available to be placed in interest-bearing accounts.

         Total costs and expenses decreased 21.7% to $973,462 in the first half of 1996 compared to $1,243,263 for the first half of 1995. Lease operating expenses increased $56,534 or 34.9% to $218,468 in 1996 compared to $161,934 in 1995. This increase is a result of adding the two successful development wells on the mineral acreage and the acquisitions made in the second half of 1995. Reflecting the Company's plan to accelerate its acquisition efforts and its election not to participate in certain drilling ventures on its minerals, the Company reduced expenses for dry holes and abandonments by $86,187 to $89,191 in 1996 compared to $175,378 in 1995. Depreciation, depletion and amortization expenses and geological and geophysical expenses, individually and collectively, remained essentially unchanged from a year ago. General and administrative expenses decreased $240,119 or 35.1% to $443,789 in 1996 compared to $683,908 in 1995. This decrease is primarily attributed to the Company not having to defend itself against a competing slate of directors as it did in 1995.

         The Company recognized net income of $329,970, or $0.06 per share in 1996 compared to a net loss of $440,476, or $0.08 per share for the same period in 1995. Net income for the first of 1996 includes a $375,551 gain from the sale of marketable securities compared to none for the same period in 1995.
Net income from operations after federal income taxes, excluding the gain from the sale of marketable securities was $79,114 or $0.02 per share.

                          TOREADOR ROYALTY CORPORATION

                                 June 30, 1996

                         PART II.     OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of the Company was held at 10:00 a.m., local time, on Thursday, May 16, 1996.

(b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees as listed in the proxy statement and all of such nominees were duly elected.

(c) Out of a total of 5,248,802 shares of common stock of the Company outstanding and entitled to vote, 3,547,593 shares were present in person or by proxy, representing approximately 68 percent. The only matter voted on by the stockholders, as fully described in the definitive proxy materials for the annual meeting, was the election of directors of the Company. The results of the voting for the election of directors of the Company were as follows:

                                                                Number of shares
                                                                ----------------
                                                                   WITHHOLDING
                                                                   -----------
                               Number of Shares Voting        AUTHORITY to Vote for
                               -----------------------        ---------------------
            Nominees          FOR Election as Director        Election as Director
            --------          ------------------------        --------------------
        Donald E. August              3,482,026                      65,567
         John V. Ballard              3,497,326                      50,267
          J. W. Bullion               3,482,026                      65,567
     Thomas P. Kellogg, Jr.           3,482,026                      65,567
      John Mark McLaughlin            3,497,326                      50,267
          Peter R. Vig                3,496,076                      51,517
          Jack L. Woods               3,497,326                      50,267

There were no broker non-votes for the matter voted on by the stockholders at the annual meeting.

(d)   Inapplicable.

                          TOREADOR ROYALTY CORPORATION

                                 June 30, 1996

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

                                             TOREADOR ROYALTY CORPORATION,
                                                       Registrant


                                              /s/ PETER R. VIG
                                              ---------------------------------
                                                      Peter R. Vig, Chairman;
                                              the Principal Executive, Financial
                                                      and Accounting Officer


August 13, 1996

                          TOREADOR ROYALTY CORPORATION

                                 March 31, 1996

                               INDEX TO EXHIBITS


  Exhibit
  Number                             Exhibit
  ------                             -------

    27                        Financial Data Schedule