Form 10-Q
period 1996-09-30
TOREADOR ROYALTY CORP
filed 1996-11-14
CIK 98720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

   (Mark one)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                            PERIOD FROM ____ TO ____

                         Commission file number 0-2517


                          TOREADOR ROYALTY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                           75-0991164
------------------------------                        ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

        530 Preston Commons West
           8117 Preston Road
             Dallas, Texas                                  75225
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (214) 369-0080
                                                   -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

                    Yes      X                   No
                            ---                         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding at September 30, 1996
-----------------------------------        ---------------------------------
  Common Stock, $.15625 par value                       5,175,971

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TOREADOR ROYALTY CORPORATION

CONSOLIDATED BALANCE SHEET

                                                   September 30,   September 30,   December 31,
                                                       1996            1995            1995
                                                   ------------    ------------    ------------
                                                    (UNAUDITED)     (UNAUDITED)
ASSETS
Current Assets:
    Cash and cash equivalents                      $  3,215,035    $  3,216,002    $  2,791,575
    Marketable securities, at market value                 --           727,650         661,501
    Accounts receivable                                 174,722         128,968         168,746
    Federal income tax receivable                        54,899          68,014          87,450
    Prepaid expenses and deposits                         4,324          61,228          22,172
                                                   ------------    ------------    ------------

      Total current assets                            3,448,980       4,201,862       3,731,444
                                                   ------------    ------------    ------------

Properties and equipment, less accumulated
        depreciation, depletion and amortization      3,282,925       2,869,674       3,201,283
Other assets                                            103,784          58,465         118,325
                                                   ------------    ------------    ------------

      Total assets                                 $  6,835,689    $  7,130,001    $  7,051,052
                                                   ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities       $     78,270    $     96,574    $    193,238
    Federal income taxes payable                         64,971            --              --
                                                   ------------    ------------    ------------

      Total current liabilities                         143,241          96,574         193,238

Deferred tax liabilities                                 81,198         241,372          47,329
                                                   ------------    ------------    ------------
      Total liabilities                                 224,439         337,946         240,567
                                                   ------------    ------------    ------------

Stockholders' equity:
    Preferred stock, $1.00 par value, 4,000,000
        shares authorized; none issued                     --              --
    Common stock, $.15625 par value, 10,000,000
        shares authorized; 5,349,071 issued             835,792         835,792         835,792
    Capital in excess of par value                    3,560,042       3,560,042       3,560,042
    Retained earnings                                 2,653,363       2,021,530       2,115,733
    Net unrealized gain on marketable securities           --           391,435         353,268
                                                   ------------    ------------    ------------
                                                      7,049,197       6,808,799       6,864,835
    Less 173,100 shares (September 30, 1996),
        20,500 shares (December 31, 1995)
        and 5,700 shares (September 30, 1995) of
        common stock in treasury, at cost              (437,947)        (16,744)        (54,350)
                                                   ------------    ------------    ------------
      Total stockholders' equity                      6,611,250       6,792,055       6,810,485
                                                   ------------    ------------    ------------
      Total liabilities and stockholders' equity   $  6,835,689    $  7,130,001    $  7,051,052
                                                   ============    ============    ============


The Company uses the successful efforts method of accounting for its oil and gas producing activities.

See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION

CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                              For the Three Months Ended    For the Nine Months Ended
                                                      September 30,                September 30,
                                              --------------------------    -------------------------
                                                   1996          1995           1996          1995
                                               -----------   -----------    -----------   -----------
Revenues:
    Oil and gas sales                          $   498,484   $   315,657    $ 1,485,645   $   958,721
    Lease bonuses and rentals                       97,434        22,010         97,595        63,906
    Interest and other income                       37,044        41,627        143,059       159,454
                                               -----------   -----------    -----------   -----------

      Total revenues                               632,962       379,294      1,726,299     1,182,081

Costs and expenses:
    Lease operating expense                        111,356        83,279        329,822       245,213
    Dry holes and abandonments                       3,825          --           93,016       175,378
    Depreciation, depletion and amortization        54,252        69,317        161,548       179,280
    Geological and geophysical                      61,317        66,629        176,037       178,709
    General and administrative                     230,651       224,220        674,439       908,128
                                               -----------   -----------    -----------   -----------

      Total costs and expenses                     461,401       443,445      1,434,862     1,686,708
                                               -----------   -----------    -----------   -----------

Income from operations                             171,561       (64,151)       291,437      (504,627)

Other income:
    Gain from sales of marketable securities       151,016          --          526,567          --
                                               -----------   -----------    -----------   -----------

Income (loss) before federal income taxes          322,577       (64,151)       818,004      (504,627)

Provision for federal income tax expense           114,924          --          280,374          --
                                               -----------   -----------    -----------   -----------

Net income (loss)                              $   207,653   $   (64,151)   $   537,630   $  (504,627)
                                               ===========   ===========    ===========   ===========

Income per share                               $      0.04   $     (0.01)   $      0.10   $     (0.09)
                                               ===========   ===========    ===========   ===========

Weighted average shares outstanding              5,181,834     5,343,371      5,234,290     5,343,371
                                               ===========   ===========    ===========   ===========



See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                               For the Three Months Ended       For the Nine Months Ended
                                                                     September 30,                   September 30,
                                                              ----------------------------    ----------------------------
                                                                  1996            1995            1996            1995
                                                              ------------    ------------    ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                         $    207,653    $    (64,151)   $    537,630    $   (504,627)
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, depletion and amortization                      54,252          69,317         161,548         179,280
      Dry holes and abandonments                                     3,825            --            93,016         175,378
      Gain on sale of marketable securities                       (151,016)           --          (526,567)           --
      Decrease (increase) in accounts receivable                     4,197          22,663          (5,976)         31,733
      Decrease in federal income tax receivable                       --              --            32,551            --
      Pension funding in excess of expense                          13,750              (1)        118,325              (1)
      Decrease (increase) in prepaid expenses and deposits           1,254            --           (85,936)           --
      Decrease in accounts payable and accrued liabilities          (6,743)         (8,314)       (114,968)        (68,196)
      Increase in federal income taxes payable                      60,987            --            64,971            --
      Deferred tax expense                                          54,386            --           215,844            --
                                                              ------------    ------------    ------------    ------------
        Net cash provided (used) by operating activities           242,545          19,514         490,438        (186,433)
                                                              ------------    ------------    ------------    ------------

Cash flows from investing activities:
     Expenditures for oil and gas property and
     equipment                                                     (80,623)        (21,105)       (335,806)       (487,887)
     Proceeds from sale of assets and marketable securities        181,841            --           652,825            --
     Purchase of furniture and fixtures                               --              --              (400)         (3,344)
                                                              ------------    ------------    ------------    ------------

        Net cash used by investing activities                      101,218         (21,105)        316,619        (491,231)
                                                              ------------    ------------    ------------    ------------

Cash flows from financing activities:
    Purchase of treasury stock                                     (77,300)           --          (383,597)           --
                                                              ------------    ------------    ------------    ------------

        Net cash provided (used) by
        financing activities                                       (77,300)           --          (383,597)           --
                                                              ------------    ------------    ------------    ------------

Net increase (decrease) in cash and
cash equivalents                                                   266,463          (1,591)        423,460        (677,664)

Cash and cash equivalents, beginning of period                   2,948,572       3,217,593       2,791,575       3,893,666
                                                              ------------    ------------    ------------    ------------

Cash and cash equivalents, end of period                      $  3,215,035    $  3,216,002    $  3,215,035    $  3,216,002
                                                              ============    ============    ============    ============

Supplemental schedule of cash flow information:
    Cash paid (received) during the period for:
      Income taxes                                            $       --      $       --      $    (32,551)   $       --


See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three and nine months ended September 30, 1996


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

NOTE 2 - MARKETABLE SECURITIES

       During the quarter the Company sold 25,840 units of the San Juan Basin Royalty Trust, eliminating this position. For the three months ended September 30, 1996, the Company realized a gain of $151,016 from this sale.

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

             For the three and nine months ended September 30, 1996


NOTE 4 - INTEREST AND OTHER INCOME

       Items in interest and other income consist of:

                                                            Three Months Ended
                                                               September 30,
                                                           ---------------------
                                                            1996          1995
                                                           -------       -------
Interest - Certificates of Deposit and
       U. S. Treasury Bills                                $36,766       $34,062
Distribution from Grantor Trust:
       San Juan Basin Royalty Trust                            278         7,565
Other income                                                  --            --
                                                           -------       -------

                                                           $37,044       $41,627
                                                           =======       =======

                          TOREADOR ROYALTY CORPORATION

             For the three and nine months ended September 30, 1996


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

                          TOREADOR ROYALTY CORPORATION

             For the three and nine months ended September 30, 1996

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

       Since December 4, 1995, the Company, as of September 30, 1996, has used $421,203.12 of its cash reserves to purchase 167,400 shares of its Common Stock. These purchases were made pursuant to stock repurchase programs authorized by the Board of Directors on October 10, 1995, of up to 100,000 shares of Common Stock and a second stock repurchase program on April 22, 1996, of up to 150,000 shares of common stock. As of November 8, 1996, the Company has purchased an aggregate of 75,400 shares at a purchase price of $200,750.00 under the second repurchase program. The repurchases of the Company's shares of Common Stock were made in unsolicited open-market purchases, at market (not premium) prices, without fixed terms and not contingent upon the tender of a fixed minimum number of shares or in response to a third party bid and otherwise in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

                          TOREADOR ROYALTY CORPORATION

             For the three and nine months ended September 30, 1996

RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 1996 VS
      THREE MONTHS ENDED SEPTEMBER 30, 1995

       Revenues for the third quarter 1996 were $632,962 versus $379,294 for the same period in 1995. Oil and gas sales were $498,484 on volumes of 15,568 BBLs and 85,049 MCF versus $315,657 on volumes of 14,833 BBLs and 60,054 MCF in 1995. The $182,827 increase in oil and gas sales resulted from oil and gas volumes increasing 5% and 41.6%, respectively, and higher oil and gas prices. Oil prices increased 26.2% to $20.29/BBL in 1996 from $16.08/BBL in 1995. Gas prices increased 66.7% to $2.15/MCF in 1996 from $1.29/MCF in 1995. Lease bonuses and rentals were $97,434 in 1996 versus $22,010 in 1995. The $75,424 increase was primarily due to bonuses received from two exploratory agreements completed in the third quarter encompassing a portion of the Company's minerals. Interest and other income was $37,044 in 1996 versus $41,627 in 1995.

       Costs and expenses were $461,401 in 1996 versus $443,445 in 1995. Lease operating expenses increased to $111,356 in 1996 from $83,279 in 1995 due to the acquisitions made in 1995. Depreciation, depletion and amortization decreased 21.7% to $54,252 in 1996 from $69,317 in 1995. Geological and geophysical expenses decreased 8.0% to $61,317 in 1996 from $66,629 in 1995. General and administrative expenses increased to $230,651 from $224,220 a year ago.

       The Company recognized net income of $207,653 or $0.04 per share, for the third quarter of 1996 versus a net loss of $64,151, or $0.01 per share, for the same period in 1995. Net income for the third quarter of 1996 includes a $151,016 gain from the sale of marketable securities compared to none for the same period in 1995. Net income from operations after federal income taxes, excluding the gain from the sale of marketable securities was $121,402 or $0.02 per share.

                          TOREADOR ROYALTY CORPORATION

             For the three and nine months ended September 30, 1996

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 VS
      NINE MONTHS ENDED SEPTEMBER 30, 1995

       Revenues for the nine months ended September 30, 1996 increased 46.0% to $1,726,299 compared to $1,182,081 for 1995. Oil and gas sales increased 55.0% to $1,485,645 in 1996 on volumes of 48,157 BBLs and 261,686 MCF in 1996 versus $958,721 on volumes of 41,750 BBLs and 201,790 MCF in 1995. This $526,924
increase in oil and gas sales resulted from oil and gas volumes increasing 15.3% and 29.7% respectively, and higher oil and gas prices . Oil prices increased 16.7% to $19.66/BBL in 1996 from $16.84/BBL in 1995. Gas prices increased 62.6% to $2.06/MCF in 1996 from $1.27/MCF in 1995. Lease bonuses and rentals were $97,595 in 1996 versus $63,906 in 1995. Interest and other income decreased 10.3% to $143,059 in 1996 compared to $159,454 in 1995. The
Company's continuing plan to focus its efforts on the exploitation of the Company's minerals as well as accelerate and enhance its acquistion efforts reduced the investment balances available to be placed in interest-bearing accounts.

       Total costs and expenses decreased 14.9% to $1,434,862 in the first nine months of 1996 compared to $1,686,708 for the same period of 1995. Lease operating expenses increased $84,609 or 34.5% to $329,822 in 1996 compared to $245,213 in 1995. This increase is a result of adding the two successful development wells on the mineral acreage and the acquisitions made in the second half of 1995. Reflecting the Company's plan to accelerate its acquisition efforts and its election not to participate in certain drilling ventures on its minerals, the Company reduced expenses for dry holes and abandonments by $82,362 or 47.0% to $93,016 in 1996 compared to $175,378 in 1995. Depreciation, depletion and amortization expenses decreased 9.9% to $161,548 in 1996 from $179,280 in 1995. Geological and geophysical expenses decreased slightly to $176,037 in 1996 from $178,709 in 1995. General and administrative expenses decreased $233,689 or 25.7% to $674,439 in 1996 compared to $908,128 in 1995. This decrease is primarily attributed to the Company not having to defend itself against a competing slate of directors as it did in 1995.

       The Company recognized net income of $537,630, or $0.10 per share in the first nine months in 1996 compared to a net loss of $504,627, or $0.09 per share for the same period in 1995. Net income for the first nine months of 1996 includes a $526,567 gain from the sale of marketable securities compared to none for the same period in 1995. Net income from operations after federal income taxes, excluding the gain from the sale of marketable securities was $194,527 or $0.04 per share.

                          TOREADOR ROYALTY CORPORATION

                               September 30, 1996

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


                                        TOREADOR ROYALTY CORPORATION,
                                                  Registrant


                                                /s/ PETER R. VIG
                                        -----------------------------------
                                               Peter R. Vig, Chairman;
                                        the Principal Executive, Financial
                                               and Accounting Officer


November 12, 1996

                          TOREADOR ROYALTY CORPORATION

                               September 30, 1996

                               INDEX TO EXHIBITS


Exhibit
 Number                   Exhibit
 ------                   -------
   27               Financial Data Schedule