Form 10-K405
period 1996-12-31
TOREADOR ROYALTY CORP
filed 1997-03-31
CIK 98720

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

         (Mark One)
         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended:  December 31, 1996

                                       OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to _______

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES, COMPUTED BY REFERENCE TO THE CLOSING SALES PRICE OF SUCH STOCK, AS OF MARCH 17, 1997 WAS $13,731,572. (For purposes of determination of the foregoing amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MARCH 17, 1997 WAS: COMMON STOCK, $.15625 PAR VALUE, 5,138,271 SHARES.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's proxy statement furnished to stockholders in connection with its Annual Meeting of Stockholders to be held May 15, 1997, are incorporated by reference in Part III of this Form 10-K. Such proxy statement will be filed with the Commission on or about April 18, 1997.

                          TOREADOR ROYALTY CORPORATION

                            FORM 10-K ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1996



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

      Toreador leases and participates as a working interest owner on selected prospects on its acreage. In the last few years, the Company has turned its attention to generating new 3-D and 2-D seismic data on its minerals for the purpose of better defining prospects on the minerals. Toreador usually does not incur costs of conducting these seismic operations because operators generally incur all costs during the geophysical stage. Some of these 3-D and 2-D projects require outlays for Toreador's working interest portion of lease bonus and drilling costs. Those costs, however, may be offset in whole or in part by income from the Company's option and lease bonuses. At December 31, 1996, the Company held working interests on its minerals under approximately 147,200 gross (146,800 net) acres of undeveloped leasehold interests and 48,875 gross (12,875 net) acres of undeveloped options. Under non-Toreador mineral acreage, the Company held 1,280 gross (1,280 net) acres of undeveloped options from third parties at December 31, 1996. At that same date, the Company held 30,612 gross (3,358 net) acres of proved developed producing acreage. In January 1997 the Company acquired additional undeveloped option acreage on Toreador minerals comprising 10,500 gross and 10,500 net acres. At December 31, 1996, the Company's total proved reserves were 1,300 MBOE, approximately 61% of which were oil and 39% of which were natural gas. Cumulative net production from the Company's properties during 1996 was 68,318 Bbls of oil and 348,539 Mcf of natural gas.

      From January 1, 1988 until December 31, 1996, 88 wells have been drilled or re-entered on the Company's acreage, 23 of which were producing at December 31, 1996. The exploration activity on the Company's acreage has been divided between its Northern Ranch minerals, which encompass the southern Dalhart Basin (the "Northern Ranch"), and its Southern Ranch minerals, which encompass portions of the Palo Duro Basin, Matador Arch and the Eastern Shelf of the Midland Basin (the "Southern Ranch"). The Company owns approximately 400,000 gross (270,000 net) mineral acres in the Northern Ranch and approximately 470,000 gross (260,000 net) mineral acres in the Southern Ranch. From January 1, 1988 until December 31, 1996, 18 wells have been drilled on the Northern Ranch, resulting in four productive wells in one field at December 31, 1996. Average gross daily production from these wells during calendar 1996 was 103 Bbls of oil. From January 1, 1988 until December 31, 1996, 70 wells have been drilled on the Southern Ranch, resulting in 19 producing wells in four fields. Average gross daily production from these wells during 1996 was 359 Bbls of oil. In 1996, seven wells were drilled on the Company's acreage, resulting in one producing oil well.

      The Company's experience in the drilling of exploratory and development wells on leaseholds in which the Company had a working interest during the five years ended December 31, 1996 is summarized as follows: In 1992, the Company participated in three gross (.25 net) wells, which were dry. In 1993, the Company participated in two gross (.12 net) wells, one of which was initially completed but later temporarily abandoned and the other was plugged and abandoned in 1994. All of these wells were exploratory. In 1994, the Company participated in four gross (.875 net) wells, three of which were successfully completed as producers, and one of which was a dry hole. Two of these four wells were exploratory, and two were development wells. In 1995, the Company participated in nine gross (approximately 3.45 net) wells, three of which were successfully completed as producers, and six of which were dry holes. Six of these nine wells were exploratory and three were development wells. In 1996, the Company participated in eight gross (approximately 1.50 net) wells, four of which were successfully completed as producers and four of which were dry holes. Seven of these wells were exploratory and one was a development well.

      In this report, quantities of oil are expressed in barrels ("Bbls"), and quantities of natural gas are expressed in thousands of cubic feet ("Mcf"), millions of cubic feet ("MMcf") or billions of cubic feet ("Bcf"). A "BOE" means one barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of gas. A "MBOE" means one thousand BOE. A "Mcfe" means one thousand cubic feet and "Bcfe" means one billion cubic feet of gas equivalent, each using the ratio of 6 Mcf of gas to one barrel of oil.

STRATEGY

      Since 1988, the Company has pursued a strategy of marketing exploration projects on its acreage to industry operators. In addition, Toreador has increased its exploration exposure by acquiring leases or options for its own account, by securing seismic and drilling commitments from third parties, and by upgrading its existing database, which consists of approximately 33,000 acres of 3-D data and 1,500 miles of 2-D data. During 1996 and the first quarter of 1997, the Company entered into three 3-D seismic exploration agreements encompassing approximately 101,000 acres covering the Company's Northern and Southern Ranch minerals. This more aggressive approach includes structuring lease and option agreements on the properties to require timely drilling and ongoing development. The Company has also established closer relationships with its co-mineral owners that hold executive rights on the acreage. While the Company has been successful in attracting third party capital to explore its acreage and plans to continue this approach, management believes that stockholder value would be further enhanced by increasing the Company's working interest participation in exploring the mineral base. By doing so, the Company increases control of and accelerates exploration on the mineral acreage.

      Supplementing its activities on its acreage, the Company has acquired producing properties as a means of building its current cash flow as well as expanding its reserve base. In 1996, the Company spent approximately $371,761 to acquire proved producing reserves totaling 274,187 BOE (304,772 Mcf of natural gas and approximately 223,392 Bbls of oil) or approximately $1.36 per BOE. The Company has focused its acquisition activity on non-operated working interests. Management believes that there is less competition for small acquisitions of non-operated properties, that they can be acquired at more attractive rates of return than other producing properties and that they require little or no additional operational or supervisory staffing.

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

      In 1988, the Company adopted a new strategy calling for a more pro-active approach to managing the Company's acreage. Toreador began to actively market exploration projects and prospects on its acreage directly to other oil companies. In addition, the Company began to acquire geophysical options and leases from the owners of the executive rights in order to promote them to other oil companies. In some instances in which the Company has been successful in promoting these options and leases to other companies, Toreador has taken an interest in the seismic surveys and a working interest in the leases. As an adjunct to this strategy, the Company embarked on an acquisition program in late 1988 in order to build its oil and gas reserves and cash flow.

      As of December 31, 1996, a total of 179 wells have been drilled on the Company's mineral acreage, resulting in a well density of less than one well per 4,900 acres. In certain areas on the Company's acreage, well densities are less than one well per 20,000 acres. Since the Company adopted its new strategy in 1988, 88 wells have been drilled on Toreador's acreage at December 31, 1996, or approximately 49% of all the wells drilled on the acreage. Management believes that its active approach to marketing its acreage combined with industry advances in technology, particularly 3-D seismic, has accounted for most of the increase in leasing and seismic surveying activity and that drilling can be further accelerated by additional capital resources.

GOVERNMENTAL REGULATION

      The Company's natural gas and oil exploration, production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Although the Company believes it is in substantial compliance with all applicable laws and regulations, because those laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws.

      The State of Texas and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of natural gas and oil. These states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of natural gas and oil properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of certain states limit the rate at which oil and gas can be produced from the Company's properties.

      The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid-1980s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of gas. Order 636 mandates a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the order was to increase competition within all phases of the natural gas industry. Numerous parties have filed petitions for review of Order 636, as well as orders in individual pipeline restructuring proceedings. In July 1996, Order 636 was generally upheld on appeal, and the portions remanded for further action do not appear to materially affect the Company. Because Order 636 may be modified as a result of the appeals, it is difficult to predict the ultimate impact of the orders on the Company and its gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas and has substantially increased competition and volatility in natural gas markets.

      The price the Company receives from the sale of natural gas liquids and oil is affected by the cost of transporting products to markets. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. The Company is not able to predict with certainty the effect, if any, of these regulations on its operations. However, the regulations may increase transportation costs or reduce well head prices for natural gas liquids and oil.

ENVIRONMENTAL MATTERS

      The Company's operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from the Company's operations. The permits required for various of the Company's operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunction, or both. In the opinion of management, the Company is in substantial compliance with current applicable environmental laws and regulations, and the Company has no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on the Company, as well as the oil and gas industry in general. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting the Company's operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

      The Company has acquired leasehold interests in numerous properties that for many years have produced natural gas and oil. Although the previous owners of these interests have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties. In addition, most of the Company's properties are operated by third parties over whom the Company has no control. Notwithstanding the Company's lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, adversely impact the Company.

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

EMPLOYEES

      The Company has two employees, the Chairman of the Board and President and one administrative employee. The Company also retains three consultants.

ITEM 2. PROPERTIES.

      NORTHERN RANCH MINERALS

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

      Oil accumulations in the basin have been found on structural highs. Therefore, defining structural uplifts is the prime objective in exploring for new reserves in the southern Dalhart Basin. In recent years, the oil and gas industry's increasingly widespread use of 3-D seismic technology has enhanced its ability to find and delineate structural prospects. Toreador, with other parties, introduced 3-D seismic exploration to the southern Dalhart Basin in July 1993 with an 18,000 acre project on the Company's acreage. The three wells drilled on this project, while dry, proved that porous reservoirs exist within the area and that 3-D seismic data could correctly image the structures.

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

      In the third quarter of 1995, Toreador acquired in the aggregate an 18.93% working interest in the four-well Proctor Ranch Field located in Hartley County, Texas. In addition to this acquisition, Toreador holds an 18.75% royalty interest in this property. Under the terms of the agreement, Toreador invested $90,600, adding an estimated 21,100 net Bbls to its reserves at an acquisition cost of $4.29 per Bbl.

      In August 1996, Toreador entered into two exploratory agreements covering in excess of 50,000 acres in the Dalhart Basin. The first was an 8,935 acre option-farmout agreement, being a portion of Toreador's 47,600 acre lease on the Smith (formerly Proctor) Ranch located in Oldham and Hartley Counties, Texas. This acreage, which had an earlier 3-D seismic study conducted on it, was divided into four blocks. Under the terms of the agreement, the operator elected to drill a well earning a 75% working interest in the initial prospect. This well, in which Toreador was carried for a 25% working interest, resulted in a dry hole, and the operator allowed its option on this 8,338 acres to expire in January 1997. Toreador finalized a second agreement in December 1996, with the same operator covering a contiguous 41,900 acre block, under the terms of which the operator has up to 18 months to conduct 3-D geophysical surveys. Toreador is carried for a 25% working interest through the geophysical phase of the project and also has a 15% royalty interest resulting from its mineral ownership.

      SOUTHERN RANCH MINERALS

      PALO DURO BASIN. The Palo Duro Basin, where Toreador owns mineral interests under approximately 195,000 gross acres located in Motley and Cottle Counties, Texas, is a moderate depth depression between the Matador Arch on the south and the Amarillo uplift complex to the north. Limited exploration to date has resulted in discovery of three Canyon age reef fields. In the past four years, several companies have conducted 3-D seismic surveys along these reef trends.

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

      Toreador's acreage covers part of the Matador Arch trending through Motley County, Texas. Nearby reef production in the Roaring Springs Fields complex has recovered approximately nine million Bbls of oil from a depth of 4,200 feet. For the period of June 1994 through March 1997, Toreador has participated in nine Wolfcamp test wells of which five have been successfully completed.

      In October, 1995, Toreador acquired an additional 12.5% working interest in the five-well Matador Field located in Motley County, Texas. Prior to this acquisition, Toreador held a 25% working interest as well as a 15% royalty interest in this property. Under the terms of the agreement, Toreador invested $225,700, adding an estimated 46,100 net Bbls to its reserves at an acquisition cost of $4.90 per Bbl.

      In March 1997 Toreador entered into an exploration agreement with Apache Corporation covering approximately 22,500 acres located on the Matador Arch north and east of the Roaring Springs Fields complex. Apache serves as the operator in this joint venture and has a 56.25% working interest in the acreage. Toreador has retained a 43.75% working interest. In addition, the Company has a 15% royalty interest in approximately 86% of the acreage through its 75% mineral ownership. Seismic data acquisition on the first phase of the project is expected to begin in May 1997, covering approximately 9,500 acres. The five well Matador Field is included in this initial survey. If positive interpretation is obtained from the survey, the first well on the project could be drilled by the second half of 1997.

      EASTERN SHELF. The Eastern Shelf of the Midland Basin, where Toreador owns mineral interests under approximately 185,000 gross acres located primarily in Dickens County, Texas, is prospective for shallow Permian age oil accumulations in the Tannehill Sand. Five Tannehill fields have been discovered on Toreador minerals since 1986, the largest of which consists of eight wells. The 16 existing wells averaged daily production of 13 Bbls of oil per well in December 1996.

      In 1994, Toreador entered into an option agreement with an industry partner covering approximately 11,000 acres on the Pitchfork Ranch located in Dickens County. Tannehill production near this block has recovered over 2.5 million Bbls of oil from a cluster of three fields located directly to the west of this block and over 1 million Bbls of oil from another field located two miles to the east. The industry partner conducted a 3-D seismic survey across this acreage block during 1995 and Toreador was carried for a 25% working interest through the seismic acquisition, processing and interpretation phase of the project. Following the interpretative phase of the project, the operator selected 2,000 acres for lease. Toreador also owns a 46.9% mineral interest under 1,800 acres. The first well was drilled on this acreage in March 1996, and was abandoned as a dry hole. A second well, in which Toreador elected not to participate as a working interest partner, was also dry. In early 1997, the operator indicated plans to drill a third well offsetting Toreador acreage, in which Toreador also elected not to participate as a working interest partner.

      In September 1996, Toreador entered into an exploration agreement with Louis Dreyfus Natural Gas Corporation ("LDNG") covering approximately 37,000 acres located on the Eastern Shelf of the Midland Basin, including all of Toreador's mineral interest under the Pitchfork Ranch that is not currently held by production nor under lease or option. Under the terms of the agreement, Toreador is carried for a 10.5% working interest through the 3-D seismic acquisition, processing and interpretation phases of the project. LDNG, as operator, plans to initially conduct a 20,000 acre 3-D survey, tentatively scheduled to begin in the first quarter of 1997. As a result of its 46.9% mineral ownership covering a portion of the Pitchfork Ranch, Toreador will also have a 9.4% royalty interest in any leases selected by LDNG on Toreador acreage. The Toreador acreage currently contains five commercial oil fields, all of which produce from Tannehill (Permian) sands above 5,000 feet. LDNG has indicated that they also plan to evaluate deeper objectives with its geophysical program.

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

OTHER PROPERTIES AND ACQUISITIONS

      In 1996, a number of significant events occurred in areas where the Company owns working interests and royalty interests outside of the Company's Northern and Southern Ranch minerals. In a well located in the Welch field of Dawson County, Texas, where the Company already held a 50% working interest, the Company acquired the remaining 50% working interest and became operator. Average daily production from this well was 15 gross (12 net) Bbls of oil in 1996. In the Hrubetz (Tannehill) field waterflood, Taylor County, Texas, the Company participated with a 22.1% working interest in the drilling of a successful infill well which increased average daily unit production from 10 gross (1.6 net) Bbls of oil in June 1996 to 180 gross (29 net) Bbls of oil in October 1996. In Caddo County, Oklahoma, the Company owns approximately a 1.2% royalty interest in a gas well that was restimulated in the later part of 1996 which resulted in daily gas production increasing from an average of 667 Mcf gross (8 net) in February 1996 to over 5,300 Mcf gross (62 net) in December 1996. Cumulative gross production from this well since 1982 has been over 11 Bcf of natural gas.

      Since May 1996, the Company acquired a combination of royalty and overriding royalty interests totaling approximately 0.04% and approximately a 0.25% working interest in the SACROC Unit of the Kelly-Snyder field in Scurry County, Texas. This unit is a large, tertiary CO2 (carbon dioxide) flood which averaged approximately 9,200 gross (22 net) Bbls of oil per day in December 1996. Production is on an incline as the operator continues to enhance flood performance through improved reservoir management and reducing operating costs.

      From 1988 until December 31, 1996, Toreador has spent approximately $3.7 million to acquire producing, mineral and overriding royalty interests totaling
6.4 Bcfe for an acquisition cost of $0.58/Mcfe.

OIL AND GAS RESERVES

      Since 1991, the Company has retained the independent petroleum consulting firm, Harlan Consulting Inc., to prepare estimates of its oil and gas reserves for the producing mineral interests owned by the Company. Utilizing current available data, these estimates of proved reserves were made using geological and engineering methods generally accepted in the petroleum industry. At December 31, 1996, the Company's net proved developed producing reserves were estimated to be 791,272 Bbls of oil and 3,052,940 Mcf of natural gas. Additional information concerning the Company's estimated proved oil and gas reserves is included in Item 8. - Financial Statements and Supplementary Data. No estimates of total proved net oil or gas results have been filed with or included in reports to any federal authority or agency.

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

VOLUMES, PRICES AND COSTS

      The following table sets forth certain information regarding volumes of the Company's production of oil and natural gas, the Company's average sales price per Bbl of crude oil and average sales price per Mcf of natural gas, together with the Company's average production cost per BOE for the three years ended December 31, 1996 from producing interests:

                                                                            YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------------
                                                                    1996             1995             1994
                                                                -------------    -------------    -------------
Production
   Oil (Bbls)   .........................................            68,318           61,537           49,635
   Gas (Mcf)  ...........................................           348,539          277,621          306,295
   Oil equivalents (BOE) (1)  ...........................           126,408          107,807          100,684

Average Sales Price
   Oil ($/Bbl)  .........................................            $21.51           $16.22           $15.17
   Gas ($/Mcf)  .........................................              2.40             1.37             1.60
   Oil equivalents ($/Bbl)  .............................             18.25            12.79            13.14

   Average production costs per BOE(1)  .................             $4.63           $ 3.53           $ 3.45

_________________

(1) A BOE means one barrel of oil equivalent using the ratio of one barrel of oil to six Mcf of gas.

WELLS DRILLED

      The following table sets forth for each of the last three years the number of net exploratory and development wells drilled by or on behalf of the Company. An exploratory well is a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir. A development well is a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. The number of wells drilled refers to the number of wells completed at any time during the respective year, regardless of when drilling was initiated; and "completion" refers to the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency.

                                              Net Exploratory Wells
                                              ---------------------

                                        Productive(1)           Dry(2)
                                        -------------           ------
              Year Ended
              December 31,
              ------------
              1994  ...............           0.25                0.13

              1995  ...............           0.25                2.30

              1996  ...............           0.50                0.98
                                            ------              ------


                                              Net Development Wells
                                              ---------------------
                                        Productive(1)           Dry(2)
                                        -------------           ------
              Year Ended
              December 31,
              ------------
              1994  ...............           0.50                0.00

              1995  ...............           0.50                0.38

              1996  ...............           0.03                0.00
                                            ------              ------

_______________

 (1) A productive well is an exploratory or a development well that is not a dry hole.

 (2) A dry hole is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

PRODUCING WELLS AND ACREAGE

      The following table sets forth the gross and net producing oil and gas wells in which the Company owned an interest and the developed and undeveloped gross and net leasehold acreage held by the Company as of December 31, 1996. A "gross" well or acre is a well or acre in which the Company has a working interest. The number of gross wells is the total number of wells in which a working interest is owned. A "net" well or acre is deemed to exist when the sum of fractional ownership working interests and/or royalty interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests and/or royalty interests owned in gross wells or acres expressed as whole numbers and fractions thereof. A "royalty interest" is a share of production, free of expenses of production. A "working interest" is the operating interest under an oil and gas lease.

                                              Year Ended December 31, 1996
                                              ----------------------------
          Oil Wells(1)
              Working Interest
                  Gross  .....................           42
                  Net  .......................            7.80
                  Average working
                   interest (%)...............           18.57
              Royalty Interest
                  Gross  .....................           35
                  Net  .......................            3.45
                  Average royalty
                   interest (%)...............            9.86


                                               Year Ended December 31, 1996
                                               ----------------------------
          Gas Wells(1)
              Working Interest
                  Gross (2)  .................           42
                  Net  .......................            4.82
                  Average working
                   interest (%)...............           11.47
              Royalty Interest
                  Gross  .....................            8
                  Net  .......................            0.30
                  Average royalty
                   interest (%)...............            3.75


                                               Year Ended December 31, 1996
                                               ----------------------------
          Acreage(1)
              Developed
                  Gross  .....................          30,612
                  Net  .......................           3,358

              Undeveloped(3)
                  Gross  .....................         197,355
                  Net  .......................         160,955

__________________________________

(1) Excludes wells or acres in which the Company owns less than a 1% working or royalty interest.

(2) Includes one multiple completion. One or more completions in the same bore holes is counted as one well.

(3) Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not the acreage contains proved reserves.

PRESENT ACTIVITIES

         From January 1, 1997 through March 21, 1997, the Company participated with a 25% working interest in drilling one gross (.35 net) exploratory well, which was dry. This well is located on the Company's minerals in Hartley County, Texas. This well had an objective ranging from approximately 5500 to 6000 feet. The estimated dry hole cost to the Company in this well is approximately $46,300.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not a party to, nor is any of its property the subject of, any legal proceedings, actual or threatened, which would have a material adverse effect on the business and affairs of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1996 to a vote of the Company's security holders, through solicitation of proxies or otherwise.

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

       1996                                         High      Low
       ------------------------------------------------------------
       First Quarter ..........................    2 9/16     2 1/8

       Second Quarter  ........................    3 1/8      2 1/8

       Third Quarter ..........................    3 3/16     2 1/4

       Fourth Quarter  ........................    3          2 1/4


       1995                                        High       Low
       ------------------------------------------------------------
       First Quarter ..........................    4          2 1/2

       Second Quarter  ........................    4 1/8      2 1/2

       Third Quarter ..........................    3 3/8      2 1/2

       Fourth Quarter  ........................    2 7/8      2 3/8


         The approximate number of record holders of the Common Stock as of March 17, 1997, was 570.

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

                                                               YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------------------

                                           1996          1995           1994         1993            1992
                                       ------------  ------------   ------------  ------------   -------------
 INCOME STATEMENT DATA:

 Revenues:
    Oil and gas sales .............   $  2,306,791   $  1,378,390   $  1,323,129  $  1,632,572    $  1,197,658
    Lease bonuses and rentals .....        118,430        138,804        396,106       178,984         123,128
    Interest and other income .....        162,297        213,464        222,527       147,823         107,743
    Gain on sale of marketable
      securities and other assets .        526,567           --             --          95,217            --
                                      ------------   ------------   ------------  ------------    ------------
       Total ......................      3,114,085      1,730,658      1,941,762     2,054,596       1,428,529
                                      ------------   ------------   ------------  ------------    ------------
Costs and Expenses:
    Lease operating expense .......        585,732        380,888        347,058       362,683         238,560
    Dry holes and abandonments ....        130,647        358,210        125,838         2,733          28,121
    Depreciation, depletion and
      amortization ................        273,026        233,709        247,654       328,540         256,424
    Geological and geophysical ....        227,744        297,047        235,719       191,391         132,752
    General and administrative ....        907,086      1,078,171        886,547       758,672         725,886
                                      ------------   ------------   ------------  ------------    ------------
       Total costs and expenses ...      2,124,235      2,348,025      1,842,816     1,644,019       1,381,743
                                      ------------   ------------   ------------  ------------    ------------
    Income (loss) before federal
      income taxes ................        989,850       (617,367)        98,946       410,577          46,786

    Provision (benefit) for federal
      income taxes ................        263,100       (206,936)       (26,638)       76,925          13,339
                                      ------------   ------------   ------------  ------------    ------------
    Net income (loss) .............   $    726,750   $   (410,431)  $    125,584  $    333,652    $     33,447
                                      ============   ============   ============  ============    ============
    Income (loss) per share .......   $       0.14   $      (0.08)  $       0.02  $       0.07    $       0.01
                                      ============   ============   ============  ============    ============
    Weighted average shares
      outstanding .................      5,216,941      5,334,190      5,064,258     4,592,946       4,544,764

CASH FLOW DATA:

    Net cash provided (used) by
      operating activities ........   $    609,364   $    (10,963)  $    418,885   $    629,499   $    262,208
    Capital expenditures for oil
      and gas property and
      equipment ...................   $   (893,418)  $ (1,048,757)  $   (553,020)  $   (695,527)  $   (480,629)

                                                                     DECEMBER 31,
                                      ------------------------------------------------------------------------
                                          1996           1995            1994           1993           1992
                                      ------------   ------------    ------------   ------------   -----------
BALANCE SHEET DATA:

    Working capital ...............   $  3,383,668   $  3,538,206   $  4,646,688   $  1,491,792   $  1,544,325
    Oil and gas properties, net ...      3,306,020      3,201,283      2,733,101      2,580,603      2,216,349
    Total assets ..................      7,008,924      7,051,052      7,649,904      4,343,106      3,925,288
    Long-term debt ................           --             --             --             --             --
    Stockholders' equity ..........      6,624,180      6,810,485      7,261,761      4,125,986      3,830,299

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

      This report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Business and Properties" regarding estimated proved reserves, the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties inherent in petroleum exploration, development and production, including, but not limited to the risk that no commercially productive oil and gas reservoirs will be encountered; inconclusive results from 3-D seismic projects; delays or cancellation of drilling operations as a result of a variety of factors; volatility of oil and gas prices due to economic and other conditions; intense competition in the oil and gas industry; operational risks (e.g., fires, explosions, blowouts, cratering and loss of production); insurance coverage limitations and requirements; and potential liability imposed by intense governmental regulation of oil and gas production; all of which are beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and otherwise in this report.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, most of the exploration activity on the Company's acreage has been funded and conducted by other oil companies and this activity is expected to continue. Exploration activity typically generates lease bonus and option income to the Company. If drilling is successful, the Company receives royalty income from the oil or gas production but bears none of the capital or operating costs. In order to accelerate the evaluation of its acreage as well as increase its ownership in any reserves discovered, the Company has increased and intends to further increase its level of participation in exploring its acreage by acquiring working interests. The extent to which the Company may acquire working interests will depend on the availability of outside capital and cash flow from operations. Currently, the primary sources of capital for the financing of the Company's operations are cash flow provided from revenues generated by its proportionate share in oil and natural gas sales and existing cash, including that from a private offering completed in May 1994. In addition, the Company may reinvest proceeds from option and lease bonuses by taking a working interest in 3-D seismic projects or in wells. To the extent cash flow from operations does not significantly increase and external sources of capital are limited or unavailable, the Company's ability to make the capital investment to participate in 3-D seismic surveys and increase its interest in projects on its acreage will be limited. Future funds are expected to be provided through production from existing producing properties and new producing properties that may be discovered through exploration of the Company's acreage by third parties or by the Company itself. Funds may also be provided through external financing in the form of debt or equity. There can be no assurance as to the extent and availability of these sources of funding.

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

      Management believes that sufficient funds are available internally to meet anticipated capital requirements for fiscal 1997.

      The Company has used $527,365 of its cash reserves to purchase 208,200 shares of its Common Stock as of December 31, 1996. These purchases were made pursuant to a stock repurchase programs authorized by the Board of Directors on October 10, 1995, of up to 100,000 shares of Common Stock, and a second stock repurchase program on April 22, 1996, of up to 150,000 shares of Common Stock. As of March 17, 1997, the Company has purchased an aggregate of 112,600 shares at a purchase price of $296,738 under the second repurchase program. The repurchases of the Company's shares of Common Stock were made in unsolicited open-market purchases, at market (not premium) prices, without fixed terms and not contingent upon the tender of a fixed minimum number of shares or in response to a third party bid and otherwise in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 1996 VS. YEAR ENDED DECEMBER 31, 1995

       Total revenues for 1996 were $3,114,085 compared with $1,730,658 in 1995. Revenues from oil and gas sales increased to $2,306,791 in 1996 from $1,378,390 in 1995. This 67.4% increase reflects increased oil and gas volumes from recent acquisitions, new well completions and higher oil and gas prices. The Company's net oil production rose 11% to 68,318 Bbls in 1996 from 61,537 Bbls in 1995.
Net natural gas production increased 26% to 348,539 Mcf from 277,621 Mcf in 1995. On an oil equivalent basis, net production increased 17% to 126 MBOE in 1996 from 108 MBOE in 1995. Lease bonuses and delay rentals were $118,430 in 1996, down from $138,804 in 1995. Distributions from marketable securities decreased to $12,253 in 1996 from $30,358 in 1995. This 59.6% decrease reflects the Company's sale of 100% of its units in the San Juan Basin Royalty Trust which was completed in August 1996. The Company recognized pretax gains from the sale of all units in the San Juan Basin Royalty Trust of $516,867 and a $9,700 sale of other assets. In the absence of such gains, net income in 1996 would have been $340,143. Distributions from and sales of marketable securities will no longer be a source of funds in 1997 or beyond.

      Reflecting lower rates, interest income from investments was $138,720 in 1996 versus $183,106 in 1995.

      Total costs and expenses were $2,124,235 in 1996 as compared with $2,348,025 in 1995 representing a 9.5% decrease. The largest percentage decrease came in dry hole and abandonments, where expenses decreased 63.5% to $130,647 in 1996 versus $358,210 in 1995, reflecting the reduced number of dry holes in which in which the Company participated. Geological and geophysical expenses decreased 23.3% to $227,744 in 1996 versus $297,047 in 1995. The Company's general and administrative expenses decreased $171,085 or 15.9 % to $907,086 in 1996 from $1,078,171 in 1995, approximately $200,000 of which were incurred in connection with a proxy contest in May 1995. Lease operating expenses increased 53.8% to $585,732 in 1996 versus $380,888 in 1995, as a result of acquiring more working interest properties. In 1996 depreciation, depletion and amortization increased to $273,026 compared to $233,709 in 1995 reflecting more property owned by the Company.

      YEAR ENDED DECEMBER 31, 1995 VS. YEAR ENDED DECEMBER 31, 1994

      Total revenues for 1995 were $1,730,658 compared with $1,941,762 in 1994. Revenues from oil and gas sales increased from $1,323,129 in 1994 to $1,378,390 in 1995. This 4.2% increase reflects higher oil production from newer wells and recent acquisitions offset by lower gas prices and lower gas production. Lease bonuses and delay rentals were $138,804 in 1995, down from $396,106 in 1994. Distributions from marketable securities decreased from $51,393 in 1994 to $30,358 in 1995.

      Reflecting the Company's investment of the proceeds from the private placement and partially offset by lower rates, interest income was $183,106 in 1995 versus $122,106 in 1994.

      Total costs and expenses were $2,348,025 in 1995 as compared with $1,842,816 in 1994 representing a 27.4% increase. Of this increase, 38% is attributable to general and administrative expenses primarily resulting from a proxy contest, which created first-time shareholder relations expenses of $199,342 in 1995. The Company completed its participation in the evaluation of certain drilling commitments resulting in expenses from dry holes and abandonments of $358,210 in 1995 versus $125,838 in 1994, representing 46.0% of the increase in total costs and expenses. Geological and geophysical costs increased $61,328, to $297,047 from $235,719, or 12.1% of the increase in total costs and expenses. The remaining components, contributing 3.9% of the increase in total costs and expenses, are lease operating expense which increased $33,830 to $380,888 in 1995 from $347,058 in 1994, partly offset by the decline in depreciation, depletion and amortization of $13,945 to $233,709 in 1995 from $247,654 in 1994.

      Net loss was $410,431 or $0.08 per share in 1995 versus net income of $125,584 or $0.02 per share in 1994. The major difference in net income stems from the increase and cost associated with dry holes and abandonments from $125,838 in 1994 to $358,210 in 1995 and increases in general and administrative expenses from $886,547 in

1994 to $1,078,171 up primarily due to costs associated with the proxy contest in connection with the 1995 Annual Meeting of Stockholders.

ACCOUNTING CHANGES

      INVESTMENTS IN MARKETABLE SECURITIES

      In January 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 establishes standards of financial accounting and reporting for investments in equity securities that have readily determinable fair market values and for all investments in debt securities. The Company has designated its investment in the San Juan Basin Royalty Trust as "securities available for sale." At December 31, 1996, the Company no longer owned any marketable securities in the San Juan Basin Royalty Trust. The Company sold all of its units and reported a pre-tax gain of $516,867 in 1996. At December 31, 1995, the market value of these securities was $661,501, resulting in a gross unrealized gain in the amount of $535,243 and an unrealized gain, net of tax effects, of $353,268.

ENVIRONMENTAL MATTERS

      No environmental liabilities are recorded at December 31, 1996 and 1995. Additionally, the Company is not aware of a material unrecorded liability for any expected environmental costs.

CAPITAL AND EXPLORATION EXPENDITURES

      In 1996, the Company's geological and geophysical expenses were $227,744, compared to $297,047 in 1995. Its expenditures on oil and gas property and equipment decreased to $893,418 from $1,048,757, reflecting decreased participation in the exploration and development activity on its mineral acreage. The Company's 1997 capital and exploratory budget, excluding any acquisitions the Company may make, could range from $500,000 to $1,000,000, depending on the timing of the drilling of wells.

      In 1995, the Company's geological and geophysical expenses were $297,047, compared to $235,719 in 1994. Its expenditures on oil and gas property and equipment increased to $1,048,757 from $553,020 in 1994, reflecting its increased participation in the exploration and development activity on its mineral acreage and, to a lesser extent, acquisitions.

NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123 requires the recording or disclosure of the value of stock options or other equity instruments issued to employees. The Company adopted the disclosure provisions of SFAS 123 in the first quarter of 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Report of Independent Accountants and Consolidated Financial Statements are set forth on pages F-1 through F-21 of this Report and are incorporated herein.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information relating to the Company's directors, nominees for directors and executive officers is set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 15, 1997, which will be filed with the Securities and Exchange Commission on or about April 18, 1997, and which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

      Information relating to executive compensation is set forth under the heading "Executive Compensation and Other Transactions" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 15, 1997, which will be filed with the Securities and Exchange Commission on or about April 18, 1997, and which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information relating to security ownership of certain beneficial owners and management is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 15, 1997, which will be filed with the Securities and Exchange Commission on or about April 18, 1997, and which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information relating to certain relationships and related transactions is set forth under the heading "Executive Compensation and Other Transactions" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 15, 1997, which will be filed with the Securities and Exchange Commission on or about April 18, 1997, and which is incorporated herein by reference.


                                    PART IV

ITEM 14.  FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

  1.  Index
      Report of Independent Accountants
      Consolidated Balance Sheet - December 31, 1996 and 1995
      Consolidated Statement of Operations for the three years ended
                December 31, 1996
      Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 1996
      Consolidated Statement of Cash Flows for the three years ended
                December 31, 1996
      Notes to Consolidated Financial Statements

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

      4.1 - Rights Agreement dated as of April 3, 1995, between Toreador Royalty Corporation and Continental Stock Transfer & Trust Company (previously filed as Exhibit 1 to Toreador Royalty Corporation Current Report on Form 8-K dated April 3, 1995, and incorporated herein by reference).

      10.1+   - Stock Option Agreement dated August 1, 1988 between
                Toreador Royalty Corporation and Peter R. Vig (previously filed as Exhibit 10.B to Toreador Royalty Corporation Current Report on Form 8-K dated August 11, 1988, and incorporated herein by reference).

      10.2+   - Stock Grant Agreement dated August 1, 1988 between Toreador
                Royalty Corporation and Peter R. Vig (previously filed as
                Exhibit 10.C to Toreador Royalty Corporation Current Report on Form 8-K dated August 11, 1988, and incorporated herein by reference).

      10.3+   - Incentive Stock Option Agreement dated as of September 8,
                1994 between Toreador Royalty Corporation and Peter R. Vig, as amended by Letter Agreement dated as of May 15, 1995 (previously filed as Exhibit 10.2 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

      10.4+   - Form of Stock Option Agreement by and between Toreador
                Royalty Corporation and Donald E. August, John V. Ballard, J.W. Bullion, John Mark McLaughlin, and Jack L. Woods (previously filed as Exhibit 4.6 to Toreador Royalty Corporation Form S-8 (No. 333-14145) filed with the Securities and Exchange Commission on October 15, 1996, and incorporated herein by reference).

      10.5+ - Stock Option Agreement dated February 17, 1994, by and between Toreador Royalty Corporation and Thomas P. Kellogg, Jr. (previously filed as Exhibit 4.7 to Toreador Royalty Corporation Form S-8 (No. 333-14145) filed with the Securities and Exchange Commission on October 15, 1996, and incorporated herein by reference).

      10.6 - Form of Stock Option Agreement by and between Toreador Royalty Corporation and Edward C. Marhanka and Earl V. Tessem, as amended (previously filed as Exhibit 4.8 to Toreador Royalty Corporation Form S-8 (No. 333-14145) filed with the Securities and Exchange Commission on October 15, 1996, and incorporated herein by reference).

      10.7+  - Employment Agreement effective August 1, 1990 between
               Toreador Royalty Corporation and Peter R. Vig (previously filed as Exhibit 10.7 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

      10.8+ - Second Amendment to Executive Employment Agreement dated as of December 27, 1993 between Toreador Royalty Corporation and Peter R. Vig (previously filed as Exhibit 10.4 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

      10.9+  - Third Amendment to Executive Employment Agreement between
               Toreador Royalty Corporation and Peter R. Vig (previously filed as Exhibit 10.5 to the Toreador Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

      10.10+ - Fourth Amendment to Executive Employment Agreement between
               Toreador Royalty Corporation and Peter R. Vig dated as of April 25, 1995 (previously filed as Exhibit 10.7 to Toreador Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

      10.11+ - Fifth Amendment to Executive Employment Agreement between
               Toreador Royalty Corporation and Peter R. Vig dated as of October 2, 1995 (previously filed as Exhibit 10.8 to Toreador Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

      10.12+ - Sixth Amendment to Executive Employment Agreement between
               Toreador Royalty Corporation and Peter R. Vig dated as of March 2, 1996 (previously filed as Exhibit 10.9 to Toreador Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

      10.13+ - Seventh Amendment to Executive Employment Agreement between
               Toreador Royalty Corporation and Peter R. Vig dated as of December 31, 1996.

      10.14 - Employment Agreement dated February 9, 1989, as amended by Agreement dated February 28, 1990, between Toreador Royalty Corporation and James S. Blair (previously filed as Exhibit 4.5 to Toreador Royalty Corporation Form S-8 (No. 333-14145) filed with the Securities and Exchange Commission on October 15, 1996, and incorporated herein by reference).

      10.15 - Joint Venture Agreement dated March 1, 1989, among Toreador Royalty Corporation, Bandera Petroleum, et al. (previously filed as Exhibit 10.9 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

      10.16+ - Toreador Royalty Corporation 1990 Stock Option Plan (previously filed as Exhibit 10.7 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

      10.17+ - Toreador Royalty Corporation 1994 Non-Employee Director Stock
               Option Plan, as amended (previously filed as Exhibit 10.12 to Toreador Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

      10.18 - Warrant for the Purchase of Shares of Common Stock issued to Petrie Parkman & Co. dated May 23, 1994 (previously filed as
               Exhibit 10.1 to Toreador Royalty Corporation Registration on Form S-3, and incorporated herein by reference (No. 33-80572) filed with the Securities and Exchange Commission on June 22, 1994, and incorporated herein by reference).

      10.19+ - Form of Indemnification Agreement dated as of April 25, 1995 between Toreador Royalty Corporation and each of the members of its Board of Directors (previously filed as Exhibit 10 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference).

      10.20 - Severance Agreement by and between Toreador Royalty Corporation and James S. Blair dated March 2, 1996 (previously filed as
               Exhibit 10.16 to Toreador Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

      21.1  -  Subsidiary of Toreador Royalty Corporation.

      23.1  -  Consent of Price Waterhouse LLP.

      23.2  -  Consent of Harlan Consulting Inc.

      27.1  -  Financial Data Schedule

_______________

      + Management contract or compensatory plan

(b)  Reports on Form 8-K:

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 TOREADOR ROYALTY CORPORATION
Date:  March 25, 1997

                                 By   /s/ PETER R. VIG
                                      ----------------------------------------
                                      Peter R. Vig, Chairman, President and
                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                 Capacity in
Signature                        which signed                           Date
---------                        ------------                           ----

/s/ PETER R. VIG                 Chairman, President, Treasurer
---------------------------      and Chief Executive Officer
Peter R. Vig                     (Principal Executive Officer and
                                 Principal Financial and
                                 Accounting Officer)


/s/ DONALD E. AUGUST             Director
---------------------------
Donald E. August

/s/ JOHN V. BALLARD              Director
---------------------------
John V. Ballard

/s/ J.W. BULLION                 Director
---------------------------
J.W. Bullion

/s/ THOMAS P. KELLOGG, JR.       Director
---------------------------
Thomas P. Kellogg, Jr.

/s/ JOHN MARK MCLAUGHLIN         Director
---------------------------
John Mark McLaughlin

/s/ JACK L. WOODS                Director
---------------------------
Jack L. Woods

                          TOREADOR ROYALTY CORPORATION

                             ITEM 14(a)(1) and (2)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES


                                                                                                                     Page
                                                                                                                     ----
Report of Independent Accountants .................................................................................   F-2

Financial Statements:

      Consolidated Balance Sheet as of December 31, 1996 and 1995 .................................................   F-3

      Consolidated Statement of Operations for the three years ended December 31, 1996  ...........................   F-4

      Consolidated Statement of Changes in Stockholders' Equity for the three years
        ended December 31, 1996 ...................................................................................   F-5

      Consolidated Statement of Cash Flows for the three years ended December 31, 1996  ...........................   F-6

      Notes to Consolidated Financial Statements  .................................................................   F-7



All financial statement schedules have been omitted as all required information has been included in the consolidated financial statements and notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Toreador Royalty Corporation


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Toreador Royalty Corporation and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Dallas, Texas
March 17, 1997

TOREADOR ROYALTY CORPORATION
CONSOLIDATED BALANCE SHEET

                                                                  DECEMBER 31,
                                                        -----------------------------
ASSETS                                                      1996             1995
                                                        ------------    -------------
Current assets:
   Cash and cash equivalents                            $  3,074,111    $  2,791,575
   Marketable securities, at market value                       --           661,501
   Accounts receivable                                       508,793         168,746
   Federal income tax receivable                              54,899          87,450
   Other current assets                                       65,101          22,172
                                                        ------------    ------------
     Total current assets                                  3,702,904       3,731,444

Properties and equipment, less accumulated
 depreciation, depletion and amortization                  3,306,020       3,201,283
Other assets                                                    --           118,325
                                                        ------------    ------------
     Total assets                                       $  7,008,924    $  7,051,052
                                                        ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities             $    256,298    $    193,238
   Federal income taxes payable                               62,938            --
                                                        ------------    ------------
     Total current liabilities                               319,236         193,238

Deferred tax liabilities                                      65,508          47,329
                                                        ------------    ------------
     Total liabilities                                       384,744         240,567
                                                        ------------    ------------
Stockholders' equity:
   Preferred stock, $1.00 par value, 4,000,000 shares
    authorized; none issued                                     --              --
   Common stock, $.15625 par value, 10,000,000 shares
    authorized; 5,356,571 and 5,349,071 shares issued        836,964         835,792
   Capital in excess of par value                          3,577,385       3,560,042
   Retained earnings                                       2,842,483       2,115,733
   Net unrealized gain on marketable securities                 --           353,268
   Minimum pension liability                                 (88,543)           --
                                                        ------------    ------------
                                                           7,168,289       6,864,835
   Treasury stock at cost,
     213,900 and 20,500 shares                              (544,109)        (54,350)
                                                        ------------    ------------
     Total stockholders' equity                            6,624,180       6,810,485
                                                        ------------    ------------
Total liabilities and stockholders' equity              $  7,008,924    $  7,051,052
                                                        ============    ============



 The Company uses the successful efforts method of accounting for its oil and gas producing activities.

        See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS


                                                          YEARS ENDED DECEMBER 31,
                                               -------------------------------------------
                                                    1996          1995             1994
                                               -------------  ------------    ------------
Revenues:
   Oil and gas sales                           $  2,306,791   $  1,378,390    $  1,323,129
   Lease bonuses and rentals                        118,430        138,804         396,106
   Interest and other income                        162,297        213,464         222,527
   Gain on sale of marketable securities
    and other assets                                526,567           --              --
                                               ------------   ------------    ------------
     Total revenues                               3,114,085      1,730,658       1,941,762

Costs and expenses:
   Lease operating expense                          585,732        380,888         347,058
   Dry holes and abandonments                       130,647        358,210         125,838
   Depreciation, depletion and amortization         273,026        233,709         247,654
   Geological and geophysical                       227,744        297,047         235,719
   General and administrative                       907,086      1,078,171         886,547
                                               ------------   ------------    ------------
     Total cost and expenses                      2,124,235      2,348,025       1,842,816
                                               ------------   ------------    ------------
Income (loss) before federal income taxes           989,850       (617,367)         98,946

Provision (benefit) for federal income taxes        263,100       (206,936)        (26,638)
                                               ------------   ------------    ------------
Net income (loss)                              $    726,750   $   (410,431)   $    125,584
                                               ============   ============    ============
Income (loss) per share                        $       0.14   $       (.08)   $        .02
                                               ============   ============    ============
Weighted average shares outstanding               5,216,941      5,334,190       5,064,258
                                               ============   ============    ============



        See accompanying notes to the consolidated financial Statements.

TOREADOR ROYALTY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  Common Stock      Capital in               Minimum    Unrealized                   Total
                              --------------------  excess of    Retained    pension      gains/      Treasury    Stockholders'
                                Shares     Amount   par value    earnings    liability   (losses)     stock       equity
                              ----------  --------  ----------  -----------  ---------   ---------   ---------   -----------
Balance at December 31, 1993   4,540,000  $709,375  $1,070,740  $ 2,400,580   $(37,965)  $    --     $ (16,744)  $ 4,125,986

Issuance of common stock         809,071   126,417   2,489,302         --         --          --          --       2,615,719

Net unrealized gain on
 marketable securities              --        --          --           --         --       356,507        --         356,507

Reversal of minimum
 pension liability                  --        --          --           --       37,965        --          --          37,965

Net income                          --        --          --        125,584       --          --          --         125,584
                              ----------  --------  ----------  -----------   --------   ---------   ---------   -----------
Balance at December 31, 1994   5,349,071   835,792   3,560,042    2,526,164       --       356,507     (16,744)    7,261,761

Net unrealized loss on
 marketable securities              --        --          --           --         --        (3,239)       --          (3,239)

Purchase of treasury stock          --        --          --           --         --          --       (37,606)      (37,606)

Net loss                            --        --          --       (410,431)      --          --          --        (410,431)
                              ----------  --------  ----------  -----------   --------   ---------   ---------   -----------
Balance at December 31, 1995   5,349,071   835,792   3,560,042    2,115,733       --       353,268     (54,350)    6,810,485

Issuance of common stock           7,500     1,172      17,343         --         --          --          --          18,515

Net unrealized gain on
 marketable securities              --        --          --           --         --      (353,268)       --        (353,268)

Purchase of treasury stock          --        --          --           --         --          --      (489,759)     (489,759)

Minimum pension liability           --        --          --           --      (88,543)       --          --         (88,543)

Net income                          --        --          --        726,750       --          --          --         726,750
                              ----------  --------  ----------  -----------   --------   ---------   ---------   -----------
Balance at December 31, 1996  $5,356,571  $836,964  $3,577,385  $ 2,842,483   $(88,543)  $    --     $(544,109)  $ 6,624,180
                              ==========  ========  ==========  ===========   ========   =========   =========   ===========


        See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                       YEARS ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                                1996            1995             1994
                                                            ------------    ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                        $    726,750    $   (410,431)   $    125,584
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation, depletion and amortization                    273,026         233,709         247,654
     Dry holes and abandonments                                  130,647         358,210         125,838
     Gain on sale of marketable securities
      and other assets                                          (526,567)           --              --
     Gain on sale of oil and gas properties
      and equipment                                                 --              --           (25,028)
     Decrease (increase) in accounts receivable                 (340,047)         (8,045)         33,444
     Decrease (increase) in federal income tax receivable         32,551         (19,436)        (68,014)
     Decrease (increase) in pension obligation                    29,782         (12,973)        (13,796)
     Increase in other current assets                            (42,929)           --              --
     Increase in accounts payable and
      accrued liabilities                                         63,060          28,475          31,827
     Increase (decrease) in federal income
      taxes payable                                               62,938            --           (70,039)
     Deferred tax expense (benefit)                              200,161        (166,069)         31,415
     Other, net                                                       (8)        (14,403)           --
                                                            ------------    ------------    ------------
        Net cash provided (used) by operating activities         609,364         (10,963)        418,885
                                                            ------------    ------------    ------------
Cash flows from investing activities:
   Expenditures for oil and gas property and equipment          (893,418)     (1,048,757)       (553,020)
   Proceeds from lease bonuses and rentals                       415,074          10,917          35,085
   Proceeds from sale of marketable
    securities and other assets                                  652,826            --              --
   Proceeds from sales of oil and gas properties
    and equipment                                                   --              --            25,028
   Purchase of furniture and fixtures and other assets           (30,066)        (15,682)         (8,055)
                                                            ------------    ------------    ------------
        Net cash provided (used) by investing activities         144,416      (1,053,522)       (500,962)
                                                            ------------    ------------    ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                         18,515            --         2,615,719
   Purchase of treasury stock                                   (489,759)        (37,606)           --
                                                            ------------    ------------    ------------
        Net cash provided (used) by
         financing activities                                   (471,244)        (37,606)      2,615,719
                                                            ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents             282,536      (1,102,091)      2,533,642

Cash and cash equivalents, beginning of year                   2,791,575       3,893,666       1,360,024
                                                            ------------    ------------    ------------
Cash and cash equivalents, end of year                      $  3,074,111    $  2,791,575    $  3,893,666
                                                            ============    ============    ============
Supplemental schedule of cash flow information:
   Cash paid (received) during the period for:
     Income taxes                                           $       --      $    (21,431)   $     80,000
                                                            ============    ============    ============



        See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Toreador Royalty Corporation (the "Company") explores for and produces oil and gas reserves principally in the southwestern part of the United States. The Company owns in excess of 530,000 net mineral acres located primarily in the Texas Panhandle and West Texas. In addition, the Company owns working or royalty interests in Texas, New Mexico, Oklahoma, Arkansas, and Louisiana. The Company's business activities are with industry partners located within the United States.

      PERVASIVENESS OF ESTIMATES

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

      REVENUE RECOGNITION

      Oil and natural gas revenues are accounted for using the sales method. Under this method, sales are recorded on all production sold by the Company regardless of the Company's ownership interest in the respective property. Imbalances result when sales differ from the seller's net revenue interest in the particular property's reserves and are tracked to reflect the Company's balancing position. At December 31, 1996 and 1995, the imbalance and related value were immaterial.

TOREADOR ROYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      LEASE BONUSES

      The Company defers bonuses received from leasing minerals in which unrecovered costs remain by recording the bonuses as a reduction of the unrecovered costs. Bonuses received from leasing mineral interests previously expensed are taken into income currently. For federal income tax purposes, lease bonuses are regarded as advance royalties (ordinary income).

      DEPRECIATION, DEPLETION AND AMORTIZATION

      The Company provides for depreciation, depletion and amortization of its investment in producing oil and gas properties on the unit-of-production method, based upon independent reserve engineers' estimates of recoverable oil and gas reserves from the property. Depreciation expense for fixed assets is generally calculated on a straight-line basis based upon estimated useful lives of five years.

      FINANCIAL INSTRUMENTS

      The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate fair value, unless otherwise stated, as of December 31, 1996 and 1995.

      MARKETABLE SECURITIES

      In January 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 establishes standards of financial accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company has designated its investment in the San Juan Basin Royalty Trust as "securities available for sale." At December 31, 1995, these securities are reported at their fair market value with the related unrealized gain, net of tax effects, excluded from income and reported as a separate component of stockholders' equity. The securities were sold in 1996.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include cash on hand, amounts due from banks and all highly liquid investments with original maturities of three months or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash.

      NET INCOME PER COMMON SHARE

      Net income per common share is based on the weighted average number of common shares outstanding and common share equivalents (except where inclusion of such common share equivalents would have an antidilutive effect).

TOREADOR ROYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      NEW ACCOUNTING PRONOUNCEMENTS

      The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the fourth quarter of 1995. SFAS 121 requires the write-down to market value of certain long-lived assets. The adoption of SFAS 121 had no effect on the Company's financial position or results of operations for 1996 or 1995.

      In 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123 requires the recording or disclosure of the value of stock options or other equity instruments issued to employees. See Note 11 "Restricted Stock Grant Agreement and Stock Option Agreement."

 2.   MARKETABLE SECURITIES

      Marketable securities were comprised of 105,840 shares in the San Juan Basin Royalty Trust at December 31, 1995. The Company's cost in this royalty trust was $126,258. At December 31, 1995, the market value of these securities which were designated as available for sale aggregated $661,501, resulting in a gross unrealized gain in the amount of $535,243 and an unrealized gain, net of tax effects, of $353,268.

      During 1996, the Company sold all shares in the San Juan Basin Royalty Trust for proceeds of $643,125 resulting in a gain of $516,867.

 3.   ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following:

                                          DECEMBER 31,
                                 ---------------------------
                                     1996           1995
                                 ------------   ------------
      Oil and gas                $    305,317   $    153,301
      Acquisition costs refund        183,227           --
      Other                            20,249         15,445
                                 ------------   ------------
                                 $    508,793   $    168,746
                                 ============   ============

      Accounts receivable consist primarily of amounts arising from oil and gas sales. Receivables are due from companies engaged principally in oil and gas activities, with payment terms on a short-term basis and in accordance with industry standards.

      As all ownership interests were for sale in a property in which the Company owned a 50% interest, the Company purchased a 100% interest in the property in December 1996. In February 1997, the Company was refunded its original interest in the property equivalent to $183,227.

TOREADOR ROYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Properties and equipment consist of the following:

                                                                      DECEMBER 31,
                                                             ----------------------------
                                                                 1996            1995
                                                             ------------    ------------
      Undeveloped mineral and royalty interests              $    334,489    $    458,616
      Nonproducing leaseholds                                     123,372         344,478
      Producing leaseholds                                      2,755,144       2,378,785
      Producing royalty interests                               1,406,812       1,137,554
      Lease and well equipment                                    151,243         103,929
      Furniture and fixtures and other assets                     113,823         107,038
                                                             ------------    ------------
                                                                4,884,883       4,530,400
      Accumulated depreciation, depletion and amortization     (1,578,863)     (1,329,117)
                                                             ------------    ------------
                                                             $  3,306,020    $  3,201,283
                                                             ============    ============

 5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities consist of the following:

                                        DECEMBER 31,
                                ---------------------------
                                     1996           1995
                                ------------   ------------
      Professional fees         $     28,396   $     17,928
      Lease operating expense        103,175         37,572
      Trade accounts payable          23,724         10,235
      Drilling costs                  83,885        127,503
      Accrued pension expense         17,118           --
                                ------------   ------------

                                $    256,298   $    193,238
                                ============   ============

TOREADOR ROYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    INTEREST AND OTHER INCOME

      Interest and other income consists of:

                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                       1996         1995         1994
                                                   ----------   ----------   ----------
      Interest - Certificates of deposit
       U.S. Treasury bills, and Money
       Market accounts                             $  138,720   $  183,106   $  122,106
      Distribution from Grantor Trusts
       San Juan Basin Royalty Trust                    12,253       30,358       51,393
       Management fees                                    --           --        24,000
       Other                                           11,324         --         25,028
                                                   ----------   ----------   ----------
                                                   $  162,297   $  213,464   $  222,527
                                                   ==========   ==========   ==========

 7.   GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses incurred by the Company are as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------------------
                                                        1996               1995              1994
                                                  ---------------    ---------------     --------------
      Salaries                                    $       327,277    $       318,658     $      327,142
      Professional fees                                   139,794            103,300            151,878
      Insurance                                            57,005             63,554             53,578
      Retirement expense                                   69,050             55,017             50,691
      Rent expense                                         30,913             34,827             40,683
      Directors' fees and travel expenses                  40,334             54,866             50,140
      Shareholder relations                                77,166            265,358             43,041
      Travel and entertainment                             52,726             56,164             38,644
      Telephone and utilities                              19,908             23,230             25,344
      Taxes, other than income                             38,285             25,975             18,032
      Other                                                54,628             77,222             87,374
                                                  ---------------    ---------------     --------------

                                                  $       907,086    $     1,078,171     $      886,547
                                                  ===============    ===============     ==============

 8.   INCOME TAXES

      The Company's provision (benefit) for income taxes was comprised of the following:

                                                              YEARS ENDED DECEMBER 31,
                                                       -------------------------------------
                                                          1996         1995          1994
                                                       ----------   ----------    ----------
      Federal:
        Current                                        $   62,939   $  (40,867)   $  (58,053)
        Deferred                                          200,161     (166,069)       31,415
                                                       ----------   ----------    ----------
      Provision (benefit) for income taxes             $  263,100   $ (206,936)   $  (26,638)
                                                       ==========   ==========    ==========

TOREADOR ROYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The primary reasons for the difference between tax expense at the statutory federal income tax rate and the Company's provision for income taxes were:

                                                           YEARS ENDED DECEMBER 31,
                                                   --------------------------------------
                                                      1996           1995          1994
                                                   ----------    ----------    ----------
      Theoretical tax at 34%                       $  336,703    $ (209,905)   $   33,642
      Surtax or rate difference                        (8,973)        --             --
      Statutory depletion in excess
       of tax basis                                   (64,317)        --          (18,729)
      Intangible drilling and development costs         --            --           (3,284)
      Loss carryforward/carryback                       --            --          (46,344)
      Other                                              (313)        2,969         8,077
                                                   ----------    ----------    ----------
      Provision (benefit) for income taxes         $  263,100    $ (206,936)   $  (26,638)
                                                   ==========    ==========    ==========

      In 1995, the net operating loss for tax purposes totaled $698,357, of which $198,994 was carried back and utilized against prior year taxable income. The remaining $499,363 was carried forward to 1996. The Company has $42,599 of tax credit and $19,030 in alternative minimum tax carryforwards at December 31, 1996 that may be carried forward indefinitely.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1996, 1995 and 1994 were as follows:

                                              1996          1995          1994
                                           ----------    ----------    ----------
      Deferred tax liabilities:
       Royalty trust                      $     --       $ (193,069)   $ (195,187)
       Intangible drilling and
        development costs                     (95,648)      (56,752)      (42,787)
      Lease and well equipment                 (2,826)         --          (4,225)
      Leasehold costs                         (28,663)       (9,148)         --
                                           ----------    ----------    ----------

         Gross deferred tax liabilities      (127,137)     (258,969)     (242,199)

     Deferred tax assets:
     Alternative minimum tax                   19,030          --            --
     Leasehold costs                             --            --           9,972
     Tax credit carryforward                   42,599        13,036         8,847
     Net operating loss carryforward             --         169,783          --
     Depletion carryforward                      --          28,821          --
                                           ----------    ----------    ----------
         Gross deferred tax assets             61,629       211,640        18,819
                                           ----------    ----------    ----------
     Net deferred tax liabilities          $  (65,508)   $  (47,329)   $ (223,380)
                                           ==========    ==========    ==========

      Of the change in deferred taxes, $181,982 was credited to net unrealized gain on marketable securities classified in stockholder's equity for 1996 and $9,982 was debited to net unrealized gain on marketable securities in stockholder's equity for 1995.

TOREADOR ROYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 9.   BENEFIT PLANS

      The Company has a noncontributory defined benefit pension plan which covers all Company employees. The benefits are based on years of service and the employee's compensation. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. At December 31, 1996, the Company recognized a minimum pension liability for its underfunded plan. The minimum liability is equal to the excess of the accumulated benefit obligation over the fair value of plan assets. This amount plus any deferred pension asset was recognized as a reduction to stockholder's equity of $88,543 at December 31, 1996. No minimum pension liability was required for 1995 or 1994. Net periodic pension expense includes the following components:

                                                       1996          1995          1994
                                                    ----------    ----------    ----------
      Service cost for benefits earned during
       the year                                   $   54,452    $   50,898    $   45,950
      Interest cost on projected benefit
       obligation                                     26,828        21,779        18,312
      Actual return on plan assets                   (10,260)      (15,679)      (17,312)
      Net amortization and deferral                  (10,302)       (5,058)        2,014
                                                     ----------    ----------    ----------
      Net periodic pension expense                $   60,718    $   51,940    $   48,964
                                                     ==========    ==========    ==========

      The assumptions used to develop the net periodic pension expense were as follows:

                                                         1996      1995       1994
                                                         ----      ----       ----
      Discount rate                                       7%         7%        7%
      Expected long-term rate of return on assets         7%         7%        7%
      Rate of increase in compensation levels             4%         3%        3%

TOREADOR ROYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table sets forth the funded status of the plan and the related asset and liability amounts for the plan as of December 31, 1996, 1995 and 1994:

                                                      1996            1995            1994
                                                 ------------    ------------    ------------
      Actuarial present value of benefit
       obligations:
         Vested benefit obligation ...........   $    404,276    $    317,818    $    271,894
                                                 ============    ============    ============
         Accumulated benefit obligation ......   $    404,276    $    338,345    $    272,623
                                                 ============    ============    ============
      Projected benefit obligation ...........   $    463,933    $    383,255    $    311,125
      Plan assets at fair value
       (primarily stocks and bonds) ..........        387,158         363,080         282,978
                                                 ------------    ------------    ------------
      Plan assets less than projected benefit
       obligation ............................         76,775          20,175          28,147
      Unrecognized net asset existing at
       transition date .......................         20,122          22,996          25,870
      Unrecognized net loss ..................       (168,322)       (161,496)       (159,369)
      Adjustment for minimum pension liability         88,543              --              --
                                                 ------------    ------------    ------------
      Accrued (prepaid) pension cost .........   $     17,118    $   (118,325)   $   (105,352)
                                                 ============    ============    ============

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

10.   LEASE COMMITMENT

      In November 1993, the Company signed a lease agreement to lease new office space for a period of sixty-three months, beginning January 6, 1994 and ending March 31, 1999. Minimum annual rentals at December 31, 1996 are as follows:

              1997                    38,242
              1998                    38,242
              1999                     9,561
              2000                        --
              2001 and thereafter         --

TOREADOR ROYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   RESTRICTED STOCK GRANT AGREEMENT AND
       STOCK OPTION AGREEMENT

      The Company entered into an agreement, effective August 1, 1988, with the Company's Chairman, granting him stock options to purchase 200,000 shares of common stock at a price of $3.00 per share, the market value on that date. In accordance with this agreement, the options become exercisable in equal increments over a three year period commencing August 1, 1988. Subject to certain termination provisions, these options expire July 31, 1998. As of December 31, 1996, none of these options have been exercised.

      On March 1, 1989, the Company entered into an agreement with an employee granting stock options to purchase 50,000 shares of common stock at a price of $2.46875 per share, the market value on that date. The options become exercisable in equal increments over a three-year period commencing March 1, 1990. The options expire on March 1, 1999. As of December 31, 1996, 7,500 options have been exercised.

      In May 1990, the Company adopted the 1990 Stock Option Plan ("the Plan"). The aggregate number of shares of common stock issuable under the Plan is 225,000. The Plan provides for the granting of stock options at exercise prices equal to the market price of the stock at the date of the grant. On May 24, 1992, the Company entered into an agreement with the Company's Chairman granting stock options under the Plan to purchase 10,000 shares of common stock at a price of $3.625 per share, the market value on that date. All options granted under the Plan are exercisable in equal increments over a three-year period commencing on May 24, 1992. The options expire on May 24, 2002. As of December 31, 1996, none of these options have been exercised.

      On May 22, 1992, the Company entered into an agreement with the Company's then six members of the board of directors, excluding the Chairman, granting stock options to purchase 10,000 shares each of common stock at a price of $3.625 per share, the market value on that date. All options granted under the Plan are exercisable in equal increments over a three-year period commencing on May 22, 1992. The options expire on May 22, 2002. As of December 31, 1996 none of these options have been exercised.

      On February 17, 1994, the Company entered into an agreement with a member of the board of directors granting an option to purchase 10,000 shares of common stock at a price of $3.625 per share, the market value on that date. The option granted under the Plan is exercisable in equal increments over a three-year period commencing February 17, 1994. The option expires on February 17, 2004. As of December 31, 1996, this option has not been exercised.

      On September 8, 1994, the Company entered into an agreement with the Company's Chairman granting a stock option to purchase 50,000 shares of common stock and with the Company's two other employees granting stock options to purchase 10,000 shares each of common stock at a price of $3.25 per share. These options were issued under the 1990 Stock Option Plan. All options granted under the Plan are exercisable in equal increments over a three-year period commencing

TOREADOR ROYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      September 8, 1995. The options expire on September 8, 2004. As of December 31, 1996, 10,000 options were forfeited while the remainder of the options have not been exercised. Compensation expense related to the issuances of these options is immaterial.

      On September 8, 1994, the Company entered into an agreement with the Company's two consultants granting options to purchase 10,000 shares each of common stock at a price of $3.25 per share. The options granted are exercisable in equal increments over a three-year period commencing September 8, 1995. The options expire on September 8, 2004. As of December 31, 1996, none of these options have been exercised. Compensation expense related to the issuances of these options is immaterial.

      In September 1994, the Company adopted the 1994 Nonemployee Director Stock Option Plan ("Nonemployee Director Plan"). The number of shares of common stock issuable under the Nonemployee Director Plan is 200,000 shares in the aggregate. The Nonemployee Director Plan provides for the granting of stock options at exercise prices equal to the market price of the stock at the grant date. On September 8, 1994, the Company entered into an agreement with the seven members of the board of directors, excluding the chairman, granting stock options under the Nonemployee Director Plan to purchase 10,000 shares each of common stock at a price of $3.50 per share, the market value on that date. The options granted are exercisable in equal increments over a three-year period commencing September 8, 1995. The options expire on September 8, 2004. As of December 31, 1996, none of these options have been exercised.

      Pro forma information regarding net income and earnings per share as a result of the adoption of FAS 123 is not presented as there were no stock option grants in 1996 or 1995.

      A summary of stock option transactions under the Company's plans are as follows:

                                             1996               1995
                                      ------------------ -------------------
                                               Weighted-          Weighted-
                                               Average            Average
                                               Exercise           Exercise
                                       Shares   Price     Shares   Price
                                      ------------------ -------------------
        Outstanding at
         beginning of year            470,000    $3.15   470,000   $3.15
           Granted                       --       --        --      --
           Exercised                   (7,500)    2.47      --      --
           Forfeited                  (10,000)    3.25      --      --
                                      -------    -----   -------   -----
        Outstanding at end of year    452,500    $3.16   470,000   $3.15
                                      =======    =====   =======   =====
        Exercisable at end of year    402,500    $3.13   363,333   $3.08

TOREADOR ROYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes information about the fixed price stock options outstanding at December 31, 1996:


                                 Options Outstanding                               Options  Exercisable
         ---------------------------------------------------------------      -----------------------------
                                              Weighted-
                                               Average          Weighted-                         Weighted-
              Range of          Number        Remaining          Average         Number           Average
              Exercise     Outstanding       Contractual        Exercise      Exercisable         Exercise
               Prices      at 12/31/96             Life            Price      at 12/31/96           Price
         ------------      -----------       ----------         --------      -----------         --------
         $       2.47           42,500        2.2 Years             2.47           42,500           2.47
                 3.00          200,000        1.6 Years             3.00          200,000           3.00
          3.25 - 3.50          140,000        7.7 Years             3.36           93,333           3.36
                 3.63           70,000        5.7 Years             3.63           66,667           3.63
          -----------          -------        ---------             ----          -------           ----
          2.47 - 3.63          452,500        4.2 Years             3.16          402,500           3.13
          ===========          =======        =========             ====          =======           ====

         At December 31, 1996, 155,000 shares were available for grant under the Stock Option Plan and 140,000 shares were available for grant as options under the Nonemployee Director Plan.

12.      CAPITAL

         On May 23, 1994, the Company privately placed 809,071 shares of common stock for an aggregate consideration of $2,831,749. In its private placement agreement with the purchasers, the Company granted them registration rights, pursuant to which a registration statement on Form S-3 covering all the shares was filed on June 22, 1994. The registration statement was declared effective July 11, 1994 and the Company was obligated to maintain such effectiveness until May 23, 1996. The Company filed a registration statement on Form S3 deregistering 439,642 shares of common stock that remained unsold on May 23, 1996. In connection with the private placement, the Company's placement agent received a five-year warrant to purchase 106,867 shares of common stock at a price of $4.375 per share.

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

TOREADOR ROYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         time prior to the tenth day after the first public announcement of the acquisition by any person or group of beneficial ownership of 20 percent or more of Company common stock. The dividend distribution was made on April 13, 1995 to stockholders of record at the close of business on that date. The rights will expire on April 13, 2005.

         In October 1995, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of the Company's common stock. This repurchase was completed in April 1996.

         In April 1996, the Company's Board of Directors authorized the repurchase of an additional 150,000 shares of the Company's common stock. As of December 31, 1996, the Company had repurchased 108,200 shares of its common stock from the second repurchase program. Management anticipates that any future repurchases of the Company's common stock will be funded from the Company's cash flow from operations and working capital.

13.      OIL AND GAS INFORMATION (UNAUDITED)

         The following information is presented pursuant to SFAS No. 69, "Disclosures about Oil and Gas Producing Activities."

         RESULTS OF OPERATIONS

         Results of operations from oil and gas producing activities were as follows:

                                                    1996           1995           1994
                                                -------------  -------------  -------------
        Crude oil, condensate and natural gas   $  2,306,791   $  1,378,390   $  1,323,129
        Lease bonuses and delay rentals              118,430        138,804        396,106
                                                ------------   ------------   ------------
           Total revenues                          2,425,221      1,517,194      1,719,235

        Costs and expenses:
           Lease operating costs                     585,732        380,888        347,058
           Exploration costs                         358,391        655,257        361,557
           Depreciation and depletion                273,026        233,709        247,645
                                                ------------   ------------   ------------
        Income before income taxes                 1,208,072        247,340        762,975
        Income tax expense                           410,744         84,096        259,412
                                                ------------   ------------   ------------
        Results of operations from producing
         activities (excluding corporate
         overhead)                              $    797,328   $    163,244   $    503,563
                                                ============   ============   ============

TOREADOR ROYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES:

                                                            DECEMBER 31,
                                              ---------------------------------------------
                                                   1996           1995              1994
                                              -------------   ------------    -------------
         Unproved properties                  $    457,861    $    803,094    $    726,760
         Proved leaseholds                       4,161,956       3,516,339       2,966,148
         Lease and well equipment                  151,243         103,929          50,814
                                              ------------    ------------    ------------
                                                 4,771,060       4,423,362       3,743,722
         Less:  Accumulated depreciation,
                depletion and amortization      (1,507,553)     (1,242,285)     (1,018,573)
                                              ------------    ------------    ------------
         Capitalized costs                    $  3,263,507    $  3,181,077    $  2,725,149
                                              ============    ============    ============

         COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES:

                                                 1996            1995            1994
                                              ----------      ----------      ----------
         Acquisition of properties
            Proved                            $  371,761      $  360,100      $  155,999
            Unproved                              69,838          87,251         178,103
         Exploration costs                       130,647         358,210         131,622
         Development costs                       321,172         243,196          87,296
                                              ----------      ----------      ----------
         Costs incurred                       $  893,418      $1,048,757      $  553,020
                                              ==========      ==========      ==========

         OIL AND GAS RESERVES:

         The following table identifies the Company's net interest in estimated quantities of proved oil and gas reserves and changes in such estimated quantities. Reserve estimates were prepared by independent petroleum engineers and such estimates were reviewed and adjusted by Company management. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. Estimated proved developed and undeveloped oil and gas reserves at December 31, 1996 and 1995 are tabulated below. Crude oil includes condensate and natural gas liquids and is stated in barrels
         (bbl).  Natural gas is stated in thousands of cubic feet (mcf).

TOREADOR ROYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         PROVED DEVELOPED AND
         UNDEVELOPED RESERVES                       OIL(BBL)      GAS(MCF)
         ---------------------                      --------     ----------
         December 31, 1993                           315,372     2,303,713
           Purchases of reserves in place                560       323,293
           Revisions of previous estimates            (4,544)      300,426
           Extensions, discoveries and other
             additions                               201,338          --
           Production                                (49,635)     (306,295)
                                                     -------     ---------
        December 31, 1994                            463,091     2,621,137
          Purchases of reserves in place              82,386        67,181
          Revisions of previous estimates             30,125        81,705
          Extensions, discoveries and other
            additions                                 55,216       115,034
          Production                                 (61,537)     (277,621)
                                                     -------     ---------
        December 31, 1995                            569,281     2,607,436
          Purchases of reserves in place             219,268       266,899
          Revisions of previous estimates             35,082       372,202
          Extensions, discoveries, and other
            additions                                 35,959       154,942
          Production                                 (68,318)     (348,539)
                                                     -------     ---------
        December 31, 1996                            791,272     3,052,940
                                                     =======     =========
        PROVED DEVELOPED RESERVES
        -------------------------
        December 31, 1994                            397,959     2,621,137
                                                     =======     =========

         There were no proved undeveloped reserves at December 31, 1996 or 1995.

         STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
          RELATING TO PROVED OIL AND GAS REVENUES

         Pursuant to SFAS No. 69, the Company has developed the following information titled "Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Quantities" (Standardized Measure). Accordingly, the Standardized Measure has been prepared assuming year-end selling prices adjusted for future fixed and determinable contractual price changes, year-end development and production costs, year-end statutory tax rates adjusted for future tax rates already legislated and a 10% annual discount rate. The Standardized Measure does not purport to be an estimate of the fair market value of the Company's reserves. An estimate of fair value would also have taken into account, among other things, the expected recovery of reserves in excess of proved reserves, anticipated changes in future prices and costs and a discount factor representative of the time value of money and risks inherent in producing oil and gas.

TOREADOR ROYALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         1996           1995           1994
                                                     ------------   ------------   ------------
         Future cash inflows                         $ 29,686,583   $ 14,627,515   $ 11,252,481
         Future production costs                        9,594,044      4,235,501      3,149,608
         Future development costs                            --           45,289        145,396
                                                     ------------   ------------   ------------
         Future net cash flows before income taxes     20,092,539     10,346,725      7,957,477
         Future income tax expense                      6,001,855      2,775,274      1,995,490
                                                     ------------   ------------   ------------
         Future net cash flows                         14,090,684      7,571,451      5,961,987
         10% annual discount for estimated
          timing of cash flows                          5,773,051      2,861,316      2,013,007
                                                     ------------   ------------   ------------
         Standardized measure of discounted
          future net cash flows relating to
          proved oil and gas reserves                $  8,317,633   $  4,710,135   $  3,948,980
                                                     ============   ============   ============

         The average oil and gas prices used to calculate future net cash inflows at December 31, 1996 were $24.62 per barrel and $3.34 per mcf, respectively. At December 31, 1996 and March 17, 1997, respectively, the NYMEX price for oil was $25.92 per barrel and $20.92 per barrel and the NYMEX price for gas was $2.76 per MMBtu and $1.90 per MMBtu.

         CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH RELATING TO PROVED OIL AND GAS RESERVES

         The following are the principal sources of change in the standardized measure:

                                                            1996            1995            1994
                                                       ------------    ------------    ------------
         Balance at January 1                          $  4,710,135    $  3,948,980    $  3,496,815
            Sales of oil and gas produced, net           (1,721,059)       (997,502)       (976,071)
            Net changes in prices and production
             costs                                        3,393,314         433,089        (658,462)
            Extensions and discoveries                      884,206         698,314       1,329,507
            Revisions of previous quantity estimates        719,335         344,019         398,367
            Net change in income taxes                   (1,726,595)       (342,776)        (88,832)
            Accretion of discount                           601,140         490,747         436,647
            Purchases of reserves                           371,761         494,501         155,999
            Other                                         1,085,396        (359,237)       (144,990)
                                                       ------------    ------------    ------------
         Balance at December 31                        $  8,317,633    $  4,710,135    $  3,948,980
                                                       ============    ============    ============

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  EXHIBITS TO

                                   FORM 10-K



      (Mark One)
      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended:  December 31, 1996

                                       OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _______




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

(Address of principal executive offices)                          (Zip Code)

                               INDEX TO EXHIBITS


   EXHIBIT
   NUMBER                                                     EXHIBITS
-------------        ------------------------------------------------------------------------------------------
3.1     -            Certificate of Incorporation of Toreador Royalty Corporation dated July 13, 1951, as amended March 16, 1981 and June 4, 1987 (previously filed as Exhibit 3.1 to Toreador
                     Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

3.2     -            Certificate of Amendment of Certificate of Incorporation, as amended, of Toreador
                     Royalty Corporation dated July 3, 1990 (previously filed as Exhibit 3.2 to Toreador
                     Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

3.3     -            Certificate of Amendment to the Certificate of Incorporation of Toreador Royalty
                     Corporation dated August 13, 1992 (previously filed as Exhibit 3.3 to Toreador Royalty
                     Corporation Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

3.4     -            Certificate of Designations of Series A Junior Participating Preferred Stock of Toreador
                     Royalty Corporation, dated April 3, 1995 (previously filed as Exhibit 3 to Toreador
                     Royalty Corporation Quarterly Report on Form 10-Q for the quarterly period ended June
                     30, 1995, and incorporated herein by reference).

3.5     -            Amended and Restated Bylaws of Toreador Royalty Corporation (previously filed as Exhibit
                     3.3 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended
                     December 31, 1991, and incorporated herein by reference).

3.6     -            Amendment to Bylaws of Toreador Royalty Corporation (previously filed as Exhibit 3.5 to
                     Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31,
                     1993, and incorporated herein by reference).

4.1     -            Rights Agreement dated as of April 3, 1995, between Toreador Royalty Corporation and
                     Continental Stock Transfer & Trust Company (previously filed as Exhibit 1 to Toreador
                     Royalty Corporation Current Report on Form 8-K dated April 3, 1995, and incorporated herein by reference).

10.1    -            Stock Option Agreement dated August 1, 1988 between Toreador Royalty Corporation and
                     Peter R. Vig (previously filed as Exhibit 10.B to Toreador Royalty Corporation Current
                     Report on Form 8-K dated August 11, 1988, and incorporated herein by reference).

10.2    -            Stock Grant Agreement dated August 1, 1988 between Toreador Royalty Corporation and
                     Peter R. Vig (previously filed as Exhibit 10.C to Toreador Royalty Corporation Current
                     Report on Form 8-K dated August 11, 1988, and incorporated herein by reference).

10.3    -            Incentive Stock Option Agreement dated as of September 8, 1994 between Toreador Royalty
                     Corporation and Peter R. Vig, as amended by Letter Agreement dated as of May 15, 1995
                     (previously filed as Exhibit 10.3 to Toreador Royalty Corporation Annual Report on Form
                     10-K for the year ended December 31, 1995, and incorporated herein by reference).

   EXHIBIT
   NUMBER                                                     EXHIBITS
-------------        ------------------------------------------------------------------------------------------
10.4    -            Form of Stock Option Agreement by and between Toreador Royalty Corporation and Donald E.
                     August, John V. Ballard, J.W. Bullion, John Mark McLaughlin, and Jack L. Woods
                     (previously filed as Exhibit 4.6 to Toreador Royalty Corporation Form S-8 (No. 333-
                     14145) filed with the Securities and Exchange Commission on October 15, 1996, and
                     incorporated herein by reference).

10.5    -            Stock Option Agreement dated February 17, 1994, by and between Toreador Royalty
                     Corporation and Thomas P. Kellogg, Jr. (previously filed as Exhibit 4.7 to Toreador
                     Royalty Corporation Forms S-8 (No. 333-14145) filed with the Securities and Exchange
                     Commission on October 15, 1996, and incorporated herein by reference).

10.6    -            Form of Stock Option Agreement by and between Toreador Royalty Corporation and Edward C.
                     Marhanka and Earl V. Tessem, as amended (previously filed as Exhibit 4.8 to Toreador
                     Royalty Corporation Forms S-8 (No. 333-14145) filed with the Securities and Exchange
                     Commission on October 15, 1996, and incorporated herein by reference).

10.7    -            Employment Agreement effective August 1, 1990 between Toreador Royalty Corporation and
                     Peter R. Vig (previously filed as Exhibit 10.7 to Toreador Royalty Corporation Annual
                     Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

10.8    -            Second Amendment to Executive Employment Agreement dated as of December 27, 1993 between
                     Toreador Royalty Corporation and Peter R. Vig. (previously filed as Exhibit 10.4 to
                     Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31,
                     1993, and incorporated herein by reference).

10.9    -            Third Amendment to Executive Employment Agreement between Toreador Royalty
                     Corporation and Peter R. Vig (previously filed as Exhibit 10.5 to the Toreador
                     Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

10.10   -            Fourth Amendment to Executive Employment Agreement between Toreador Royalty Corporation and Peter R. Vig dated as of April 25, 1995 (previously filed as Exhibit 10.7 to
                     Toreador Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

10.11   -            Fifth Amendment to Executive Employment Agreement between Toreador Royalty Corporation and Peter R. Vig dated as of October 2, 1995 (previously filed as Exhibit 10.8 to
                     Toreador Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

10.12   -            Sixth Amendment to Executive Employment Agreement between Toreador Royalty Corporation and Peter R. Vig dated as of March 2, 1996 (previously filed as Exhibit 10.9 to Toreador
                     Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

10.13*  -            Seventh Amendment to Executive Employment Agreement between Toreador Royalty
                     Corporation and Peter R. Vig dated as of December 31, 1996.

10.14   -            Employment Agreement dated February, 1989, as amended by Agreement dated February 28,
                     1990, between Toreador Royalty Corporation and James S. Blair (previously filed as
                     Exhibit 4.5 to Toreador Royalty Corporation Form S-8 (No. 333-14145) filed with the
                     Securities and Exchange Commission on October 15, 1996, and incorporated herein by reference).

   EXHIBIT
   NUMBER                                                     EXHIBITS
-------------        ------------------------------------------------------------------------------------------
10.15   -            Joint Venture Agreement dated March 1, 1989, among Toreador Royalty Corporation, Bandera
                     Petroleum, et al. (previously filed as Exhibit 10.9 to Toreador Royalty Corporation
                     Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

10.16   -            Toreador Royalty Corporation 1990 Stock Option Plan (previously filed as Exhibit 10.7 to
                     Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31,
                     1994, and incorporated herein by reference).

10.17   -            Toreador Royalty Corporation 1994 Non-Employee Director Stock Option Plan, as amended
                     (previously filed as Exhibit 10.12 to Toreador Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

10.18   -            Warrant for the Purchase of Shares of Common Stock issued to Petrie Parkman & Co. dated
                     May 23, 1994 (previously filed as Exhibit 10.1 to Toreador Royalty Corporation
                     Registration on Form S-3 (No. 33-80572) filed with the Securities and Exchange
                     Commission on June 22, 1994, and incorporated herein by reference).

10.19   -            Form of Indemnification Agreement dated as of April 25, 1995 between Toreador Royalty
                     Corporation and each of the members of its Board of Directors (previously filed as
                     Exhibit 10 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for the
                     quarterly period ended June 30, 1995, and incorporated herein by reference).

10.20   -            Severance Agreement by and between Toreador Royalty Corporation and James S. Blair dated
                     March 2, 1996 (previously filed as Exhibit 10.16 to Toreador Annual Report on Form 10-K
                     for the year ended December 31, 1995, and incorporated herein by reference).

21.1*   -            Subsidiary of Toreador Royalty Corporation.

23.1*   -            Consent of Price Waterhouse LLP.

23.2*   -            Consent of Harlan Consulting Inc.

27.1*   -            Financial Data Schedule.

_______________

*       Filed herewith.