Form 10-Q
period 1997-03-31
TOREADOR ROYALTY CORP
filed 1997-05-14
CIK 98720

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark one)

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---                  SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1997
                                                --------------
                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                            PERIOD FROM      TO
                                        ----    ----

                         Commission file number 0-2517


                          TOREADOR ROYALTY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                   75-0991164
  -------------------------------                   ----------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification Number)

      530 Preston Commons West
          8117 Preston Road
            Dallas, Texas                                    75225
----------------------------------------                 -------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (214) 369-0080

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.
                           Yes    X                       No
                                -----                        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Outstanding at March 31, 1997
-------------------------------          -----------------------------
Common Stock, $.15625 par value                     5,138,271

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TOREADOR ROYALTY CORPORATION

CONSOLIDATED BALANCE SHEET

                                                    March 31,     March 31,    December 31,
                                                      1997          1996           1996
                                                   -----------   -----------   -----------
                                                   (Unaudited)   (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                      $ 3,422,579   $ 2,609,630   $ 3,074,111
    Marketable securities, at market value                --         674,731          --
    Accounts receivable                                242,104       148,401       508,793
    Federal income tax receivable                         --          54,899        54,899
    Other current assets                                88,472        39,828        65,101
                                                   -----------   -----------   -----------
      Total current assets                           3,753,155     3,527,489     3,702,904
                                                   -----------   -----------   -----------
Properties and equipment, less accumulated
        depreciation, depletion and amortization     3,213,099     3,194,931     3,306,020
Other assets                                           108,089       131,284          --
                                                   -----------   -----------   -----------
      Total assets                                 $ 7,074,343   $ 6,853,704   $ 7,008,924
                                                   ===========   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities       $    29,228   $   105,076   $   256,298
    Federal income taxes payable                        71,593          --          62,938
                                                   -----------   -----------   -----------
      Total current liabilities                        100,821       105,076       319,236

Deferred tax liabilities                                88,420        67,262        65,508
                                                   -----------   -----------   -----------
      Total liabilities                                189,241       172,338       384,744
                                                   -----------   -----------   -----------
Stockholders' equity:
    Preferred stock, $1.00 par value, 4,000,000
        shares authorized; none issued                    --            --            --
    Common stock, $.15625 par value, 10,000,000
        shares authorized; 5,356,571,
        5,349,071 and 5,356,571 issued                 836,964       835,792       836,964
    Capital in excess of par value                   3,577,385     3,560,042     3,577,385
    Retained earnings                                3,026,688     2,143,217     2,842,483
    Net unrealized gain on marketable securities          --         361,992          --
    Minimum pension liability                             --            --         (88,543)
                                                   -----------   -----------   -----------
                                                     7,441,037     6,901,043     7,168,289
    Treasury stock at cost:
        218,300, 88,425   and  213,900 shares         (555,935)     (219,677)     (544,109)
                                                   -----------   -----------   -----------
      Total stockholders' equity                     6,885,102     6,681,366     6,624,180
                                                   -----------   -----------   -----------
      Total liabilities and stockholders' equity   $ 7,074,343   $ 6,853,704   $ 7,008,924
                                                   ===========   ===========   ===========

     The Company uses the successful efforts method of accounting for its oil and gas producing activities.

       See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                              For the Three Months Ended
                                                       March 31,
                                               -----------------------
                                                  1997         1996
                                               ----------   ----------

Revenues:
    Oil and gas sales                          $  677,835   $  463,513
    Lease bonuses and rentals                     109,938          300
    Interest and other income                      37,377       50,298
                                               ----------   ----------

      Total revenues                              825,150      514,111

Costs and expenses:
    Lease operating expense                       138,215       90,756
    Dry holes and abandonments                     53,455       34,205
    Depreciation, depletion and amortization       57,588       51,974
    Geological and geophysical                     74,014       67,198
    General and administrative                    229,796      227,067
                                               ----------   ----------

      Total costs and expenses                    553,068      471,200
                                               ----------   ----------

Income before federal income taxes                272,082       42,911

Provision for federal income taxes                 87,877       15,435
                                               ----------   ----------

Net income                                     $  184,205   $   27,476
                                               ==========   ==========

Income per share                               $     0.04   $     0.01
                                               ==========   ==========

Weighted average shares outstanding             5,140,960    5,264,843
                                               ==========   ==========












       See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                             For the Three Months Ended
                                                                     March 31,
                                                             --------------------------
                                                                1997           1996
                                                             -----------    -----------
Cash flows from operating activities:
    Net income                                               $   184,205    $    27,476
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation, depletion and amortization                    57,588         51,974
      Dry holes and abandonments                                  53,455         34,205
      Decrease in accounts receivable                            266,689         20,345
      Decrease in federal income tax receivable                   54,899         32,551
      Increase in pension obligation                             (19,546)       (12,959)
      Increase in other current assets                           (23,371)       (17,656)
      Decrease in accounts payable and accrued liabilities      (227,070)       (88,163)
      Increase in federal income taxes payable                     8,655           --
      Deferred tax expense                                        22,912         15,427
                                                             -----------    -----------
        Net cash provided by operating activities                378,416         63,200
                                                             -----------    -----------

Cash flows from investing activities:
    Expenditures for oil and gas property and equipment          (95,757)       (79,818)
    Proceeds from lease bonuses and rentals                       77,635           --
                                                             -----------    -----------

        Net cash used by investing activities                    (18,122)       (79,818)
                                                             -----------    -----------

Cash flows from financing activities:
    Purchase of treasury stock                                   (11,826)      (165,327)
                                                             -----------    -----------

        Net cash used by financing activities                    (11,826)      (165,327)
                                                             -----------    -----------


Net increase (decrease) in cash and cash equivalents             348,468       (181,945)

Cash and cash equivalents, beginning of period                 3,074,111      2,791,575
                                                             -----------    -----------

Cash and cash equivalents, end of period                     $ 3,422,579    $ 2,609,630
                                                             ===========    ===========

Supplemental schedule of cash flow information:
    Cash received during the period for income taxes         $    58,589    $    32,551
    Cash paid during the period for income taxes             $    60,000    $      --




       See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the three months ended March 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in Toreador Royalty Corporation's (the "Company") 1996 Annual Report on Form 10-K. In the opinion of the Company, the information furnished herein reflects all adjustments consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods reported herein. Operating results from the interim period may not necessarily be indicative of the results for the year ended December 31, 1997. Certain previously reported financial information has been reclassified to conform to the current period's presentation.

NOTE 2 - MARKETABLE SECURITIES

     The Company does not own any marketable securities. The Company eliminated its position in the San Juan Basin Royalty Trust in the third quarter of 1996.

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

NOTE 4 - INTEREST AND OTHER INCOME

     Items in interest and other income consist of:

                                         Three Months Ended
                                             March 31,
                                         -----------------
                                            1997      1996
                                         -------   -------
Interest - Certificates of Deposit and
         U. S. Treasury Bills            $36,233   $33,724
Distribution from Grantor Trust:
         San Juan Basin Royalty Trust       --       7,225
Other income                               1,144     9,349
                                         -------   -------

                                         $37,377   $50,298
                                         =======   =======

                          TOREADOR ROYALTY CORPORATION

                   For the three months ended March 31, 1997


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

                          TOREADOR ROYALTY CORPORATION

                   For the three months ended March 31, 1997

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

         The Company has used $539,190.62 of its cash reserves to purchase 212,600 shares of its Common Stock, as of March 31, 1997. These purchases were made pursuant to stock repurchase programs authorized by the Board of Directors on October 10, 1995, of up to 100,000 shares of Common Stock and a second stock repurchase program on April 22, 1996, of up to 150,000 shares of common stock. A third stock repurchase program was authorized by the Board of Directors on April 21, 1997, of up to 300,000 shares of common stock. As of May 12, 1997, the Company had purchased the balance of the shares under the second repurchase program at a purchase price of $91,837.50 and an aggregate of 51,600 shares at a purchase price of $125,755.00 under the third repurchase program. The repurchases of the Company's shares of Common Stock were made in unsolicited open-market purchases, at market (not premium) prices, without fixed terms and not contingent upon the tender of a fixed minimum number of shares or in response to a third party bid and otherwise in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

                          TOREADOR ROYALTY CORPORATION

                   For the three months ended March 31, 1997

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 1997 VS
      THREE MONTHS ENDED MARCH 31, 1996

         Revenues for the first quarter of 1997 were $825,150 versus $514,111 for the same period in 1996. Oil and gas sales were $677,835 on volumes of 17,859 BBLs of oil and 79,323 MCF of natural gas as compared to $463,513 on volumes of 16,275 BBLs and 86,031 MCF in 1996. The $214,322 increase in oil and gas sales resulted from higher oil and gas prices. Oil prices increased 25.5% to $22.79/BBL in 1997 from $18.16/BBL in 1996, while gas prices increased 74.9% to $3.41/MCF in 1997 from $1.95/MCF in 1996. Lease bonuses and rentals increased to $109,938 in 1997 versus $300 in 1996, as a result of receiving bonuses from two exploratory agreements on the Company's minerals. Interest and other income was $37,377 in 1997 down from $50,298 in 1996. This decrease was primarily due to the Company liquidating the remainder of its marketable securities in the San Juan Basin Royalty Trust in August 1996.

         Costs and expenses were $553,068 in 1997 versus $471,200 in 1996. Lease operating expenses increased to $138,215 in 1997 from $90,756 in 1996 due to the acquisitions made in 1996. Dry holes and abandonments increased to $53,455 in 1997 from $34,205 in 1996. Depreciation, depletion and amortization increased 10.8% to $57,588 in 1997 from $51,974 in 1996, reflecting more property owned by the Company. Geological and geophysical expenses increased 10.1% to $74,014 in 1997 from $67,198 in 1996, primarily as a result of retaining and training a consultant to replace a former employee. General and administrative expenses increased slightly to $229,796 from $227,067 a year ago.

         The Company recognized net income of $184,205 or $0.04 per share, for the first quarter of 1997 versus net income of $27,476, or $0.01 per share, for the same period in 1996.

OTHER MATTERS

         Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings Per Share". This Statement is effective for financial statements issued for periods ending after December 15, 1997. Earlier adoption is not permitted. SFAS 128 requires dual presentation of basic and diluted EPS for entities with complex capital structures. The impact of adopting this statement will not have a material effect on the Company's earnings per share calculation.

                          TOREADOR ROYALTY CORPORATION

                                 March 31, 1997

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

                                    TOREADOR ROYALTY CORPORATION,
                                             Registrant



                                        /s/  John Mark McLaughlin
                                    --------------------------------------
                                             John Mark McLaughlin,
                                             Chairman and President


May 12, 1997

                          TOREADOR ROYALTY CORPORATION

                                 March 31, 1997

                               INDEX TO EXHIBITS


    Exhibit
    Number                    Exhibit
    -------                   -------
     27           Financial Data Schedule