Form 10-Q
period 1997-06-30
TOREADOR ROYALTY CORP
filed 1997-08-13
CIK 98720

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

                         Commission file number 0-2517


                          TOREADOR ROYALTY CORPORATION
             (Exact name of registrant as specified in its charter)


              Delaware                                        75-0991164
---------------------------------------                  ----------------------
     (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                    Identification Number)


  530 Preston Commons West
     8117 Preston Road
       Dallas, Texas                                              75225
----------------------------------------                 ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (214) 369-0080

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   [X]               No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at June 30, 1997
-------------------------------------         ---------------------------------
   Common Stock, $.15625 par value                         4,948,171

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TOREADOR ROYALTY CORPORATION

CONSOLIDATED BALANCE SHEET

                                                     June 30,        June 30,      December 31,
                                                       1997            1996           1996
                                                   ------------    ------------    ------------
                                                   (Unaudited)      (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                      $  2,916,909    $  2,945,947    $  3,074,111
    Marketable securities, at market value                 --           158,270            --
    Accounts receivable                                 245,861         178,919         508,793
    Federal income tax receivable                          --            54,899          54,899
    Other current assets                                 48,196           5,578          65,101
                                                   ------------    ------------    ------------

      Total current assets                            3,210,966       3,343,613       3,702,904
                                                   ------------    ------------    ------------

Properties and equipment, less accumulated
        depreciation, depletion and amortization      3,200,218       3,260,379       3,306,020
Other assets                                            116,827         117,534            --
                                                   ------------    ------------    ------------

      Total assets                                 $  6,528,011    $  6,721,526    $  7,008,924
                                                   ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities       $    109,032    $     85,013    $    256,298
    Federal income taxes payable                           --             3,984          62,938
                                                   ------------    ------------    ------------

      Total current liabilities                         109,032          88,997         319,236

Deferred tax liabilities                                 96,737          70,143          65,508
                                                   ------------    ------------    ------------
      Total liabilities                                 205,769         159,140         384,744
                                                   ------------    ------------    ------------

Stockholders' equity:
    Preferred stock, $1.00 par value, 4,000,000
        shares authorized; none issued                     --              --              --
    Common stock, $.15625 par value, 10,000,000
        shares authorized; 5,356,571 issued             836,964         835,792         836,964
    Capital in excess of par value                    3,577,385       3,560,042       3,577,385
    Retained earnings                                 2,967,332       2,445,710       2,842,483
    Net unrealized gain on marketable securities           --            84,114            --
    Minimum pension liability                              --              --           (88,543)
                                                   ------------    ------------    ------------
                                                      7,381,681       6,925,658       7,168,289
    Treasury stock at cost:  408,400 shares,
        144,500 shares, and 213,900 shares           (1,059,439)       (363,272)       (544,109)
                                                   ------------    ------------    ------------
      Total stockholders' equity                      6,322,242       6,562,386       6,624,180
                                                   ------------    ------------    ------------
      Total liabilities and stockholders' equity   $  6,528,011    $  6,721,526    $  7,008,924
                                                   ============    ============    ============

               The Company uses the successful efforts method of
             accounting for its oil and gas producing activities.

       See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                 For the Three Months Ended    For the Six Months Ended
                                                           June 30,                      June 30,
                                                ----------------------------   ----------------------------
                                                     1997           1996           1997           1996
                                                ------------    ------------   ------------   ------------
Revenues:
    Oil and gas sales                           $    449,702    $    523,642   $  1,127,537   $    987,155
    Lease bonuses and rentals                          2,800            --          112,738            300
    Interest and other income                         39,963          55,577         77,340        105,876
                                                ------------    ------------   ------------   ------------

      Total revenues                                 492,465         579,219      1,317,615      1,093,331

Costs and expenses:
    Lease operating expense                          141,930         127,710        280,145        218,466
    Dry holes and abandonments                        10,067          54,986         63,522         89,191
    Depreciation, depletion and amortization          56,754          55,322        114,342        107,296
    Geological and geophysical                        79,475          47,522        153,489        114,720
    General and administrative                       289,440         216,721        519,236        443,789
                                                ------------    ------------   ------------   ------------

      Total costs and expenses                       577,666         502,261      1,130,734        973,462
                                                ------------    ------------   ------------   ------------

Income (loss) from operations                        (85,201)         76,958        186,881        119,869

Other income:
     Gain from sales of marketable securities           --           375,551           --          375,551

Income (loss) before federal income taxes            (85,201)        452,509        186,881        495,420


Provision (benefit) for federal income taxes         (25,841)        150,015         62,036        165,450
                                                ------------    ------------   ------------   ------------

Net income (loss)                               $    (59,360)   $    302,494   $    124,845   $    329,970
                                                ============    ============   ============   ============

Income (loss) per share                         $      (0.01)   $       0.06           0.02           0.06
                                                ============    ============   ============   ============

Weighted average shares outstanding                5,042,070       5,222,745      5,091,240      5,251,194
                                                ============    ============   ============   ============



        See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)



                                                                For the Three Months Ended       For the Six Months Ended
                                                                          June 30,                       June 30,
                                                              ----------------------------    ----------------------------
                                                                  1997            1996            1997            1996
                                                              ------------    ------------    ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                         $    (59,360)   $    302,494    $    124,845    $    329,970
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation, depletion and amortization                    56,754          54,986         114,342         107,296
        Dry holes and abandonments                                  10,067          55,322          63,522          89,191
        Gain on sale of marketable securities                         --          (375,551)           --          (375,551)
        Decrease (increase) in accounts receivable                  (3,757)        (30,518)        262,932         (10,173)
        Decrease in federal income tax receivable                     --              --            54,899          32,551
        Decrease (increase) in pension obligation                   (8,734)         13,750         (28,280)            791
        Decrease in other current assets                            40,276          34,250          16,905          16,594
        Increase (decrease) in accounts payable and
               accrued liabilities                                  79,804         (20,063)       (147,266)       (108,226)
        Increase (decrease) in federal income taxes payable        (71,593)          3,984         (62,938)          3,984
        Deferred tax expense                                         8,317         146,031          31,229         161,458
                                                              ------------    ------------    ------------    ------------
          Net cash provided by operating activities                 51,774         184,685         430,190         247,885
                                                              ------------    ------------    ------------    ------------

Cash flows from investing activities:
     Expenditures for oil and gas property and equipment           (53,940)       (175,357)       (149,697)       (255,175)
     Proceeds from the sale of marketable securities                  --           470,984            --           470,984
     Purchase of furniture & fixtures                                 --              (400)           --              (400)
     Proceeds from lease bonuses and rentals                          --              --            77,635            --
                                                              ------------    ------------    ------------    ------------

          Net cash provided (used) by investing activities         (53,940)        295,227         (72,062)        215,409
                                                              ------------    ------------    ------------    ------------

Cash flows from financing activities:
    Purchase of treasury stock                                    (503,504)       (143,595)       (515,330)       (308,922)
                                                              ------------    ------------    ------------    ------------

          Net cash used by financing activities                   (503,504)       (143,595)       (515,330)       (308,922)
                                                              ------------    ------------    ------------    ------------


Net increase (decrease) in cash and cash equivalents              (505,670)        336,317        (157,202)        154,372

Cash and cash equivalents, beginning of period                   3,422,579       2,609,630       3,074,111       2,791,575
                                                              ------------    ------------    ------------    ------------

Cash and cash equivalents, end of period                      $  2,916,909    $  2,945,947    $  2,916,909    $  2,945,947
                                                              ============    ============    ============    ============

Supplemental schedule of cash flow information:
    Cash received during the period for Income taxes          $       --      $       --      $    58,589     $     32,551
    Cash paid during the period for Income taxes              $     40,000    $       --      $   100,000     $       --


        See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the three and six months ended June 30, 1997

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

NOTE 4 - INTEREST AND OTHER INCOME

     Items in interest and other income consist of:


                                           Three Months Ended          Six Months Ended
                                               June 30,                    June 30,
                                         -----------------------   -----------------------
                                            1997         1996         1997         1996
                                         ----------   ----------   ----------   ----------
Interest - Certificates of Deposit and
         U. S. Treasury Bills            $   39,963   $   31,253   $   76,196   $   64,977
Distribution from Grantor Trust:
         San Juan Basin Royalty Trust          --          4,750         --         11,975
Other Income                                   --         19,574        1,144       28,924
                                         ----------   ----------   ----------   ----------

                                         $   39,963   $   55,577   $   77,340   $  105,876
                                         ==========   ==========   ==========   ==========

                          TOREADOR ROYALTY CORPORATION

                For the three and six months ended June 30, 1997

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

                          TOREADOR ROYALTY CORPORATION

                For the three and six months ended June 30, 1997

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

         The Company has used $1,042,696 of its cash reserves to purchase 402,700 shares of its Common Stock, as of June 30, 1997. These purchases were made pursuant to stock repurchase programs authorized by the Board of Directors on October 10, 1995, of up to 100,000 shares of Common Stock and a second stock repurchase program on April 22, 1996, of up to 150,000 shares of common stock. A third stock repurchase program was authorized by the Board of Directors on April 21, 1997, of up to 300,000 shares of common stock. As of August 8, 1997, the Company had purchased an aggregate of 152,700 shares at a purchase price of $411,668 under the third repurchase program. The repurchases of the Company's shares of Common Stock were made in unsolicited open-market purchases, at market (not premium) prices, without fixed terms and not contingent upon the tender of a fixed minimum number of shares or in response to a third party bid and otherwise in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

                          TOREADOR ROYALTY CORPORATION

                For the three and six months ended June 30, 1997

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

   THREE MONTHS ENDED JUNE 30, 1997 VS
      THREE MONTHS ENDED JUNE 30, 1996

         Revenues for the second quarter of 1997 were $492,465 versus $579,219 for the same period in 1996. Oil and gas sales were $449,702 on volumes of 19,233 BBLs of oil and 80,569 MCF of natural gas as compared to $523,642 on volumes of 16,314 BBLs and 90,606 MCF in 1996. The $73,940 decrease in oil and gas sales resulted from lower oil and gas prices. Average oil prices decreased 16.0% to $17.27/BBL for the three months ended June 30, 1997 from $20.56/BBL for three months ended June 30, 1996, while average gas prices decreased 30.3% to $1.45/MCF for the three months ended June 30, 1997 from $2.08/MCF for the three months ended June 30, 1996. Lease bonuses and rentals increased to $2,800 in 1997 versus none in 1996. Interest and other income was $39,963 in 1997 down from $55,577 in 1996. This decrease was primarily due to a one time adjustment for miscellaneous receipts in 1996.

         Costs and expenses were $577,666 in 1997 versus $502,261 in 1996. Lease operating expenses increased to $141,930 in 1997 from $127,710 in 1996 due to the acquisitions made in 1996. Dry holes and abandonments decreased to $10,067 in 1997 from $54,986 in 1996. Depreciation, depletion and amortization increased 2.6% to $56,754 in 1997 from $55,322 in 1996, reflecting more property owned by the Company. Geological and geophysical expenses increased 67.2% to $79,475 in 1997 from $47,522 in 1996, primarily as a result of retaining a consultant to replace a former employee and a payment for consulting services relating to the preparation of reserve reports for the year ended December 31, 1996, normally rendered in the first quarter. General and administrative expenses increased to $289,440 from $216,721 a year ago, primarily due to the payment of $86,317 to the former chief executive officer of the Company, in settlement of his supplemental executive retirement plan.

         The Company recognized a net loss of $59,360 or $0.01 per share, for the second quarter of 1997 versus net income of $302,494, or $0.06 per share, for the same period in 1996. Net income for the second quarter of 1996 includes a $375,551 gain from the sale of marketable securities. The Company eliminated its position in any marketable securities during the third quarter of 1996.

                          TOREADOR ROYALTY CORPORATION

                For the three and six months ended June 30, 1997

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

   SIX MONTHS ENDED JUNE 30, 1997 VS
      SIX MONTHS ENDED JUNE 30, 1996

         Revenues for the six months ended June 30, 1997 were $1,317,615 versus $1,093,331 for the same period in 1996. Oil and gas sales were $1,127,537 on volumes of 37,092 BBLs of oil and 159,892 MCF of natural gas as compared to $987,155 on volumes of 32,589 BBLs and 176,637 MCF in 1996. The $140,382 increase in oil and gas sales resulted from higher oil and gas prices. Average oil prices increased 2.9% to $19.93/BBL for the six months ended June 30, 1997 from $19.36/BBL for the six months ended in June 30, 1996, while average gas prices increased 19.8% to $2.42/MCF for the six months ended June 30, 1997 from $2.02/MCF for the six months ended June 30, 1996. Lease bonuses and rentals increased to $112,738 in 1997 versus $300 in 1996, primarily as a result of receiving bonuses from two exploratory agreements on the Company's minerals. Interest and other income was $77,340 in 1997 down from $105,876 in 1996. This decrease was primarily due to the Company liquidating the remainder of its marketable securities in the San Juan Basin Royalty Trust in August 1996.

         Costs and expenses were $1,130,734 in 1997 versus $973,462 in 1996. Lease operating expenses increased to $280,145 in 1997 from $218,466 in 1996 due to the acquisitions made in 1996. Dry holes and abandonments decreased to $63,522 in 1997 from $89,191 in 1996. Depreciation, depletion and amortization increased 6.6% to $114,342 in 1997 from $107,296 in 1996, reflecting more property owned by the Company. Geological and geophysical expenses increased 33.8% to $153,489 in 1997 from $114,720 in 1996, primarily as a result of retaining and training a consultant to replace a former employee. General and administrative expenses increased to $519,236 from $443,789 a year ago, primarily due to the payment of $86,317 to the former chief executive officer of the Company, in settlement of his supplemental executive retirement plan.

         The Company recognized net income of $124,845 or $0.02 per share, for the six months ended June 30, 1997 versus net income of $329,970, or $0.06 per share, for the same period in 1996. Net income for the six months ended June 30, 1996 includes a $375,551 gain from the sale of marketable securities. The Company eliminated its position in any marketable securities during the third quarter of 1996.

                          TOREADOR ROYALTY CORPORATION

                For the three and six months ended June 30, 1997

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

                                 June 30, 1997

                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of stockholders of the Company was held at 10:00 a.m., local time, on Thursday, May 15, 1997.

         (b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees as listed in the proxy statement and all of such nominees were duly elected.

         (c) Out of a total of 5,138,271 shares of common stock of the Company outstanding and entitled to vote, 3,676,796 shares were present in person or by proxy, representing approximately 72 percent. The only matter voted on by the stockholders, as fully described in the definitive proxy materials for the annual meeting, was the election of directors of the Company. The results of the voting for the election of directors of the Company were as follows:


                                                                                 Number of Shares
                                                                                    WITHHOLDING
                                       Number of Shares Voting                 AUTHORITY to Vote for
       Nominees                       FOR Election as Director                 Election as Director
   John V. Ballard                            3,638,896                               37,900
    J. W. Bullion                             3,638,596                               38,200
Thomas P. Kellogg, Jr.                        3,638,596                               38,200
 John Mark McLaughlin                         3,638,896                               37,900
     Peter R. Vig                             3,597,146                               79,650
    Jack L. Woods                             3,638,596                               38,200

There were no broker non-votes for the matter voted on by the stockholders at the annual meeting.

         (d) Inapplicable.

                          TOREADOR ROYALTY CORPORATION

                                 June 30, 1997

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits

         The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

         (b)   Reports on Form 8-K

         Form 8-K dated April 23, 1997 (Date of Event: April 21, 1997), which reported the resignation of Peter R. Vig as Chairman and Chief Executive Officer of the Company and Donald E. August as a director of the Company, and the authorization by the Board of Directors of the Company of a stock repurchase program of up to 300,000 shares of the Company's common stock.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TOREADOR ROYALTY CORPORATION,
                                        Registrant



                                        /s/ John Mark McLaughlin
                                        ---------------------------------------
                                            John Mark McLaughlin,
                                            Chairman and President


August 8, 1997

                          TOREADOR ROYALTY CORPORATION

                                 June 30, 1997

                               INDEX TO EXHIBITS

   Exhibit
    Number                        Description
   -------                        -----------

     10.1       -   Non-Qualified Stock Option Agreement dated as of May 15,
                    1997 by and between Toreador Royalty Corporation and Jack L. Woods.

     10.2       -   Incentive Stock Option Agreement dated as of May 15, 1997
                    by and between Toreador Royalty Corporation and John
                    Mark McLaughlin.

     10.3       -   Consulting Agreement dated as of May 1, 1997 by and between
                    Toreador Royalty Corporation and Jack L. Woods.

     10.4       -   Incentive Stock Option Agreement dated as of May 15, 1997
                    by and between Toreador Royalty Corporation and Edward C. Marhanka.

     10.5       -   Employment Agreement dated as of May 1, 1997 by and between
                    Toreador Royalty Corporation and Edward C. Marhanka.

      27        -   Financial Data Schedule