Form 10-Q
period 1997-09-30
TOREADOR ROYALTY CORP
filed 1997-11-13
CIK 98720

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                                    ---------
(Mark one)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------                 SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                            PERIOD FROM ____ TO ____

                          Commission file number 0-2517


                          TOREADOR ROYALTY CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                           75-0991164
-------------------------------                          ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification Number)

         530 Preston Commons West
               8117 Preston Road
                  Dallas, Texas                                 75225
-----------------------------------------------                 -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (214) 369-0080
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.
                           Yes        X             No
                                    -----                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Outstanding at September 30, 1997
-----------------------------------   ---------------------------------
Common Stock, $.15625 par value                   4,957,171

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TOREADOR ROYALTY CORPORATION

CONSOLIDATED BALANCE SHEET

                                                      September 30,      September 30,      December 31,
                                                          1997               1996               1996
                                                      ------------       ------------       ------------
                                                       (Unaudited)        (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                          $ 2,874,174        $ 3,215,035        $ 3,074,111
    Accounts receivable                                    137,027            174,722            508,793
    Federal income tax receivable                             --               54,899             54,899
    Other current assets                                   102,086              4,324             65,101
                                                       -----------        -----------        -----------

      Total current assets                               3,113,287          3,448,980          3,702,904
                                                       -----------        -----------        -----------

Properties and equipment, less accumulated
        depreciation, depletion and amortization         3,290,473          3,282,925          3,306,020
Other assets                                               116,827            103,784               --
                                                       -----------        -----------        -----------

      Total assets                                     $ 6,520,587        $ 6,835,689        $ 7,008,924
                                                       ===========        ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities           $    53,450        $    78,270        $   256,298
    Federal income taxes payable                               415             64,971             62,938
                                                       -----------        -----------        -----------

      Total current liabilities                             53,865            143,241            319,236

Deferred tax liabilities                                    87,120             81,198             65,508
                                                       -----------        -----------        -----------
      Total liabilities                                    140,985            224,439            384,744
                                                       -----------        -----------        -----------

Stockholders' equity:
    Preferred stock, $1.00 par value, 4,000,000
        shares authorized; none issued                        --                 --                 --
    Common stock, $.15625 par value, 10,000,000
        shares authorized; 5,365,571 issued                838,370            835,792            836,964
    Capital in excess of par value                       3,598,198          3,560,042          3,577,385
    Retained earnings                                    3,002,473          2,653,363          2,842,483
    Minimum pension liability                                 --                 --              (88,543)
                                                       -----------        -----------        -----------
                                                         7,439,041          7,049,197          7,168,289
    Treasury stock at cost:  408,400 shares,
        173,100 shares, and 213,900 shares              (1,059,439)          (437,947)          (544,109)
                                                       -----------        -----------        -----------
      Total stockholders' equity                         6,379,602          6,611,250          6,624,180
                                                       -----------        -----------        -----------
      Total liabilities and stockholders' equity       $ 6,520,587        $ 6,835,689        $ 7,008,924
                                                       ===========        ===========        ===========




         The Company uses the successful efforts method of accounting for its oil and gas producing activities.

       See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                    For the Three Months Ended        For the Nine Months Ended
                                                           September 30,                     September 30,
                                                    ---------------------------       ---------------------------
                                                       1997             1996             1997             1996
                                                    ----------       ----------       ----------       ----------
Revenues:
    Oil and gas sales                               $  513,409       $  498,484       $1,640,946       $1,485,645
    Lease bonuses and rentals                          150,890           97,434          263,628           97,595
    Interest and other income                           35,532           37,044          112,872          143,059
                                                    ----------       ----------       ----------       ----------

      Total revenues                                   699,831          632,962        2,017,446        1,726,299

Costs and expenses:
    Lease operating expense                            138,072          111,356          418,217          329,822
    Dry holes and abandonments                             800            3,825           64,322           93,016
    Depreciation, depletion and amortization            64,052           54,252          178,394          161,548
    Geological and geophysical                         303,202           61,317          456,691          176,037
    General and administrative                         154,837          230,651          674,073          674,439
                                                    ----------       ----------       ----------       ----------

      Total costs and expenses                         660,964          461,401        1,791,697        1,434,862
                                                    ----------       ----------       ----------       ----------

Income from operations                                  38,867          171,561          225,749          291,437

Other income:
     Gain from sales of marketable securities             --            151,016             --            526,567

                                                    ----------       ----------       ----------       ----------
Income before federal income taxes                      38,867          322,577          225,749          818,004


Provision for federal income taxes                       3,725          114,924           65,761          280,374
                                                    ----------       ----------       ----------       ----------

Net income                                          $   35,142       $  207,653       $  159,988       $  537,630
                                                    ==========       ==========       ==========       ==========

Income per share                                    $     0.01       $     0.04       $     0.03       $     0.10
                                                    ==========       ==========       ==========       ==========

Weighted average shares outstanding                  4,949,791        5,181,834        5,043,572        5,234,290
                                                    ==========       ==========       ==========       ==========




        See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                   For the Three Months Ended           For the Nine Months Ended
                                                                          September 30,                       September 30,
                                                                  -----------------------------       -----------------------------
                                                                      1997              1996              1997             1996
                                                                  -----------       -----------       -----------       -----------
Cash flows from operating activities:
    Net income                                                    $    35,142       $   207,653       $   159,988       $   537,630
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation, depletion and amortization                       64,052            54,252           178,394           161,548
        Loss on sale of asset                                             151              --                 151              --
        Dry holes and abandonments                                        800             3,825            64,322            93,016
        Gain on sale of marketable securities                            --            (151,016)             --            (526,567)
        Increase in other assets                                         --                --            (116,827)             --
        Decrease (increase) in accounts receivable                    108,833             4,197           371,768            (5,976)
        Decrease in federal income tax receivable                        --                --              54,899            32,551
        Decrease in pension obligation                                   --              13,750            88,543           118,325
        Decrease (increase) in other current assets                   (53,890)            1,254           (36,985)          (85,936)
        Decrease in accounts payable and accrued liabilities          (55,582)           (6,743)         (202,848)         (114,968)
        Increase (decrease) in federal income taxes payable               415            60,987           (62,523)           64,971
        Deferred tax expense (benefit)                                 (9,617)           54,386            21,612           215,844
                                                                  -----------       -----------       -----------       -----------
          Net cash provided by operating activities                    90,304           242,545           520,494           490,438
                                                                  -----------       -----------       -----------       -----------

Cash flows from investing activities:
     Expenditures for oil and gas property and equipment             (184,903)         (203,940)         (334,600)         (459,123)
     Proceeds from the sale of marketable securities                     --             181,841              --             652,825
     Purchase of furniture & fixtures                                    (107)             --                (107)             (400)
     Proceeds from sale of assets                                      26,200              --              26,200              --
     Proceeds from lease bonuses and rentals                            3,552           123,317            81,187           123,317
                                                                  -----------       -----------       -----------       -----------

          Net cash provided (used) by investing activities           (155,258)          101,218          (227,320)          316,619
                                                                  -----------       -----------       -----------       -----------

Cash flows from financing activities:
    Issuance of common stock                                           22,219              --              22,219              --
    Purchase of treasury stock                                           --             (74,675)         (515,330)         (383,597)
                                                                  -----------       -----------       -----------       -----------

          Net cash provided (used) by financing activities             22,219           (74,675)         (493,111)         (383,597)
                                                                  -----------       -----------       -----------       -----------


Net increase (decrease) in cash and cash equivalents                  (42,735)          269,088          (199,937)          423,460

Cash and cash equivalents, beginning of period                      2,916,909         2,945,947         3,074,111         2,791,575
                                                                  -----------       -----------       -----------       -----------

Cash and cash equivalents, end of period                          $ 2,874,174       $ 3,215,035       $ 2,874,174       $ 3,215,035
                                                                  ===========       ===========       ===========       ===========

Supplemental schedule of cash flow information:
     Cash received during the period for Income taxes             $      --         $      --         $    58,589       $    32,551
     Cash paid during the period for Income taxes                 $    10,362       $      --         $   110,362       $      --




        See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three and nine months ended September 30, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements should be read in the conjunction with the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in Toreador Royalty Corporation's (the "Company") 1996 Annual Report on Form 10-K. In the opinion of management, the information furnished herein reflects all adjustments consisting of only normal recurring adjustments necessary for the presentation of the results of the interim periods reported herein. Operating results from the interim period may not necessarily be indicative of the results for the year ending December 31, 1997. Certain previously reported financial information has been reclassified to conform to the current period's presentation.

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

NOTE 4 - INTEREST AND OTHER INCOME

     Items in interest and other income consist of:

                                             Three Months Ended           Nine Months Ended
                                                September 30,                September 30,
                                           ----------------------      ----------------------
                                             1997          1996          1997          1996
                                           --------      --------      --------      --------
Interest - Certificates of Deposit and
         U. S. Treasury Bills              $ 35,532      $ 36,766      $111,728      $101,743
Distribution from Grantor Trust:
         San Juan Basin Royalty Trust          --             278          --          12,253
Other Income                                   --            --           1,144        29,063
                                           --------      --------      --------      --------

                                           $ 35,532      $ 37,044      $112,872      $143,059
                                           ========      ========      ========      ========

                          TOREADOR ROYALTY CORPORATION

             For the three and nine months ended September 30, 1997

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

         Liquidity and Capital Resources

         Historically, most of the exploration activity on the Company's acreage has been funded and conducted by other oil companies and this activity is expected to continue. Exploration activity typically generates lease bonus and option income to the Company. If drilling is successful, the Company receives royalty income from the oil or gas production but bears none of the capital or operating costs. In order to accelerate the evaluation of its acreage as well as increase its ownership in any reserves discovered, the Company intends to increase its level of participation in exploring its acreage by acquiring working interests. The extent to which the Company may acquire working interests will depend on the availability of outside capital and cash flow from operations. Currently, the primary sources of capital are cash flows provided from operations. To the extent cash flow from operations does not significantly increase and external sources of capital are limited or unavailable, the Company's ability to make the capital investment to participate in 3-D seismic surveys and increase its interest in projects on its acreage will be limited. Future

                          TOREADOR ROYALTY CORPORATION

             For the three and nine months ended September 30, 1997

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

funds are expected to be provided through production from existing producing properties and new producing properties that may be discovered through exploration of the Company's acreage by third parties or by the Company itself. Funds may also be provided through external financing in the form of debt or equity. There can be no assurance as to the extent and availability of these sources of funding.

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

         Management believes that sufficient funds are available internally to meet anticipated capital requirements for the remainder of fiscal 1997.

         The Company has used $1,042,696 of its cash reserves to purchase 402,700 shares of its Common Stock, as of September 30, 1997. These purchases were made pursuant to stock repurchase programs authorized by the Board of Directors on October 10, 1995, of up to 100,000 shares of Common Stock and a second stock repurchase program on April 22, 1996, of up to 150,000 shares of common stock. A third stock repurchase program was authorized by the Board of Directors on April 21, 1997, of up to 300,000 shares of common stock. As of November 10, 1997, the Company had purchased an aggregate of 152,700 shares at a purchase price of $411,668 under the third repurchase program. No stock repurchases have been made since June 18, 1997. The repurchases of the Company's shares of Common Stock were made in unsolicited open-market purchases, at market (not premium) prices, without fixed terms and not contingent upon the tender of a fixed minimum number of shares or in response to a third party bid and otherwise in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

                          TOREADOR ROYALTY CORPORATION

             For the three and nine months ended September 30, 1997

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 1997 VS
      THREE MONTHS ENDED SEPTEMBER 30, 1996

         Revenues for the third quarter of 1997 were $699,831 versus $632,962 for the same period in 1996. Oil and gas sales were $513,409 on volumes of 16,162 BBLs of oil and 85,545 MCF of natural gas as compared to $498,484 on volumes of 15,568 BBLs and 85,049 MCF in 1996. The $14,925 increase in oil and gas sales resulted primarily from stronger gas prices offset by weaker oil prices. Average oil prices decreased 14.3% to $17.38/BBL for the three months ended September 30, 1997 from $20.29/BBL for three months ended September 30, 1996, while average gas prices increased 24.2% to $2.67/MCF for the three months ended September 30, 1997 from $2.15/MCF for the three months ended September 30, 1996. Lease bonuses and rentals increased to $150,890 in 1997 versus $97,434 in 1996. Interest and other income was $35,532 in 1997 and down slightly from $37,044 in 1996.

         Costs and expenses were $660,964 in 1997 versus $461,401 in 1996. Lease operating expenses increased to $138,072 in 1997 from $111,356 in 1996 due to the acquisitions made in 1996 and 1997. Depreciation, depletion and amortization increased 18.1% to $64,052 in 1997 from $54,252 in 1996, reflecting more property owned by the Company. Geological and geophysical expenses increased 394.5% to $303,202 in 1997 from $61,317 in 1996, primarily as a result of participating in two 3-D seismic surveys conducted on the Company's minerals by third parties which totaled $233,391. General and administrative expenses decreased to $154,837 from $230,651 a year ago, primarily due to the reduction of salary and retirement expenses upon the resignation of the former chief executive officer of the Company.

         The Company recognized net income of $35,142 or $0.01 per share, for the third quarter of 1997 versus net income of $207,653, or $0.04 per share, for the same period in 1996. Net income for the third quarter of 1996 includes a $151,016 gain from the sale of marketable securities. The Company eliminated its position in any marketable securities during the third quarter of 1996.

                          TOREADOR ROYALTY CORPORATION

             For the three and nine months ended September 30, 1997

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

   NINE MONTHS ENDED SEPTEMBER 30, 1997 VS
      NINE MONTHS ENDED SEPTEMBER 30, 1996

         Revenues for the nine months ended September 30, 1997 were $2,017,446 versus $1,726,299 for the same period in 1996. Oil and gas sales were $1,640,946 on volumes of 53,255 BBLs of oil and 245,437 MCF of natural gas as compared to $1,485,645 on volumes of 48,157 BBLs and 261,686 MCF in 1996. The $155,301 increase in oil and gas sales resulted primarily from higher gas prices. Average oil prices decreased 2.1% to $19.24/BBL for the nine months ended September 30, 1997 from $19.66/BBL for the nine months ended September 30, 1996, while average gas prices increased 21.8% to $2.51/MCF for the nine months ended September 30, 1997 from $2.06/MCF for the nine months ended September 30, 1996. Lease bonuses and rentals increased to $263,628 in 1997 versus $97,595 in 1996, primarily as a result of receiving bonuses and rentals from four exploratory agreements on the Company's minerals. Interest and other income was $112,872 in 1997 down from $143,059 in 1996. This decrease was primarily due to the Company liquidating the remainder of its marketable securities in the San Juan Basin Royalty Trust in August 1996.

         Costs and expenses were $1,791,697 in 1997 versus $1,434,862 in 1996. Lease operating expenses increased to $418,217 in 1997 from $329,822 in 1996 due to the acquisitions made in 1996 and 1997. Dry holes and abandonments decreased to $64,322 in 1997 from $93,016 in 1996. Depreciation, depletion and amortization increased 10.4% to $178,394 in 1997 from $161,548 in 1996, reflecting more property owned by the Company. Geological and geophysical expenses increased 159.4% to $456,691 in 1997 from $176,037 in 1996, primarily as a result of participating in two 3-D seismic surveys conducted on the Company's minerals by third parties in the third quarter which totaled $233,391. General and administrative expenses of $674,073 in 1997 remained essentially unchanged from $674,439 a year ago. The payment of $86,317 in the second quarter of 1997 to the former chief executive officer of the Company, in settlement of his supplemental executive retirement plan, was primarily offset by the reduction of salary and retirement expenses upon the resignation of that same former chief executive officer.

         The Company recognized net income of $159,988 or $0.03 per share, for the nine months ended September 30, 1997 versus net income of $537,630, or $0.10 per share, for the same period in 1996. Net income for the nine months ended September 30, 1996 includes a $526,567 gain from the sale of marketable securities. The Company eliminated its position in any marketable securities during the third quarter of 1996.

                          TOREADOR ROYALTY CORPORATION

             For the three and nine months ended September 30, 1997

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

         In June 1997, the Financial Accounting Standards Board released Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both Statements become effective for fiscal years beginning after December 15, 1997. These Statements require disclosure of certain components of changes in equity and certain information about operating segments and geographic areas of operation. These Statements will not have any effect on the results of operations or financial position of the Company.

                          TOREADOR ROYALTY CORPORATION

                               September 30, 1997

                           PART II. OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

         On September 29, 1997, the Company announced that it engaged the services of Rauscher Pierce Refsnes, Inc. to assist the Company in evaluating strategic alternatives, such as acquisitions, a merger with another company, a sale of the Company and other forms of business combinations available to the Company.

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

                                                   TOREADOR ROYALTY CORPORATION,
                                                          Registrant



                                                   /S/  John Mark McLaughlin
                                                   -----------------------------
                                                        John Mark McLaughlin,
                                                        Chairman and President


November 10, 1997

                          TOREADOR ROYALTY CORPORATION

                               September 30, 1997

                                INDEX TO EXHIBITS

   Exhibit
   Number                    Exhibit
   -------                   -------

      27        -   Financial Data Schedule