Form 10-K405
period 1997-12-31
TOREADOR ROYALTY CORP
filed 1998-03-31
CIK 98720

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  December 31, 1997

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
                              --------------------------  ---------------------

                        Commission File Number:  0-2517

                          TOREADOR ROYALTY CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             75-0991164
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

       530 PRESTON COMMONS WEST
          8117 PRESTON ROAD
            DALLAS, TEXAS                                          75225
(Address of principal executive offices)                         (Zip Code)

      Registrant's telephone number, including area code:  (214) 369-0080

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES, COMPUTED BY REFERENCE TO THE CLOSING SALES PRICE OF SUCH STOCK, AS OF MARCH 17, 1998 WAS $14,669,892. (For purposes of determination of the foregoing amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.15625, AS OF MARCH 17, 1998 WAS 4,979,827 SHARES.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's proxy statement furnished to stockholders in connection with its Annual Meeting of Stockholders to be held May 21, 1998, are incorporated by reference in Part III of this Form 10-K. Such proxy statement will be filed with the Commission on or about April 24, 1998.

                          TOREADOR ROYALTY CORPORATION

                            FORM 10-K ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1997



                                     PART I



ITEM 1. BUSINESS.

      Toreador Royalty Corporation, a Delaware corporation (the "Company" or "Toreador"), is engaged in oil and gas exploration, development and production activities. The Company conducts its business primarily through its ownership of perpetual oil and gas mineral and royalty interests in approximately 870,000 gross (530,000 net) acres in four geologic provinces located in the Texas Panhandle and West Texas. The properties and mineral interests owned by the Company are set forth under Item 2 below. The Company believes that, through these holdings, it is a significant factor in the exploration of these provinces and has an advantage over other oil and gas companies active in these areas. Since 1988, the Company has pursued a strategy of marketing exploration projects on this acreage to industry operators. Most of the exploration and development of the Company's acreage has been performed by other oil companies. The Company receives option and lease bonus income when exploration rights are granted to those companies, and, if drilling is successful, it receives royalty income from the oil and gas production. This royalty income is free of any capital or operating costs to Toreador.

     Toreador leases and participates as a working interest owner on selected projects and prospects on its acreage. In the last few years, the Company has turned its attention to generating new 3-D and 2-D seismic projects on its minerals for the purpose of better defining prospects on the minerals. On a selective basis, Toreador may incur costs when it participates as a working interest owner in conducting these seismic operations. Some of these 3-D and 2-D projects require outlays for Toreador's working interest portion of lease bonus and drilling costs. Those costs, however, may be offset in whole or in part by income from the Company's option and lease bonuses. At December 31, 1997, the Company held working interests on its minerals under approximately 115,800 gross (107,700 net) acres of undeveloped leasehold interests and 13,500 gross (13,500 net) acres of undeveloped options. Under non-Toreador mineral acreage, the Company held approximately 3,600 gross (3,600 net) acres of undeveloped options from third parties at December 31, 1997. At that same date, the Company held approximately 30,400 gross (2,200 net) acres of proved developed producing acreage. At December 31, 1997, the Company's total proved reserves were approximately 981 MBOE, 56% of which were oil and 44% of which were natural gas. Cumulative net production from the Company's properties during 1997 was 69,903 Bbls of oil and 425,854 Mcf of natural gas.

      From January 1, 1988 until December 31, 1997, 99 exploratory and development wells have been drilled or re- entered on the Company's acreage, 26 of which were producing at December 31, 1997. Two wells that were drilled in December 1997 were successfully completed as producers in January 1998. The exploration activity on the Company's acreage has been primarily divided between its Northern Ranch minerals, which encompass the southern Dalhart Basin (the "Northern Ranch"), and its Southern Ranch minerals, which encompass portions of the Palo Duro Basin, Matador Arch and the Eastern Shelf of the Midland Basin (the "Southern Ranch"). The Company owns approximately 400,000 gross (270,000 net) mineral acres in the Northern Ranch and approximately 470,000 gross (260,000 net) mineral acres in the Southern Ranch.

      From January 1, 1988 until December 31, 1997, 20 wells have been drilled on the Northern Ranch, of which three wells in one field were producing at December 31, 1997. Average gross daily production from these wells plus one producing well shut-in during calendar 1997 was 84 Bbls of oil. In 1997, two wells were drilled on the Northern Ranch resulting in one producing oil well. The producing well was completed in January 1998 and average daily production from this well was 198 Bbls of oil in February 1998.

      From January 1, 1988 until December 31, 1997, 79 wells have been drilled on the Southern Ranch, resulting in 23 producing wells in six fields. Average gross daily production from these wells during calendar 1997 was 333 Bbls of oil. In 1997, nine exploration and development wells were drilled on the Southern Ranch, resulting in six producing oil wells. One of the six wells drilled was completed in January 1998.

      The Company's experience in the drilling of exploratory and development wells on leaseholds in which the Company had a working interest during the five years ended December 31, 1997 is summarized as follows: In 1993, the Company participated in two gross (.12 net) wells, one of which was initially completed but later temporarily abandoned and the other was plugged and abandoned in 1994. All of these wells were exploratory. In 1994, the Company participated in four gross (.875 net) wells, three of which were successfully completed as producers, and one of which was a dry hole. Two of these four wells were exploratory, and two were development wells. In 1995, the Company participated in nine gross (approximately 3.45 net) wells, three of which were successfully completed as producers, and six of which were dry holes. Six of these nine wells were exploratory and three were development wells. In 1996, the Company participated in eight gross (approximately 1.50 net) wells, four of which were successfully completed as producers and four of which were dry holes. Seven of these wells were exploratory and one was a development well. In 1997, the Company participated in ten gross (approximately 1.68 net) wells, six of which were successfully completed as producers, and four of which were dry holes. Seven of these wells were exploratory and three were development wells.

      In this report, quantities of oil are expressed in barrels ("Bbls"), and quantities of natural gas are expressed in thousands of cubic feet ("Mcf"), millions of cubic feet ("MMcf") or billions of cubic feet ("Bcf"). A "BOE" means one barrel of oil equivalent using the ratio of one barrel of oil to 6 Mcf of gas. A "MBOE" means one thousand BOE. A "Mcfe" means one thousand cubic feet, "MMcfe" means one million cubic feet and "Bcfe" means one billion cubic feet, of gas equivalents, each using the ratio of 6 Mcf of gas to one barrel of oil.

STRATEGY

      Since 1988, the Company has pursued a strategy of marketing exploration projects on its acreage to industry operators. In addition, Toreador has increased its exploration exposure by acquiring leases or options for its own account, by securing seismic and drilling commitments from third parties, and by upgrading its existing database, which consists of approximately 65,000 of 3-D data and 1,500 miles of 2-D data. During 1997, the Company entered into one 3-D seismic exploration agreement encompassing approximately 3,600 acres covering a portion of the Company's Northern Ranch minerals. This more aggressive approach includes structuring lease and option agreements on the properties to require timely drilling and ongoing development. The Company has also established closer relationships with its co- mineral owners that hold executive rights on the acreage. While the Company has been successful in attracting third party capital to explore its acreage and plans to continue this approach, management believes that stockholder value would be further enhanced by participating for a working interest in exploring the Company's mineral base. By doing so, the Company increases control of and accelerates exploration on the mineral acreage.

      Supplementing its activities on its acreage, the Company has acquired producing properties as a means of building its current cash flow as well as expanding its reserve base. In 1997, the Company spent approximately $193,000 to acquire proved reserves totaling 358 MMcfe (approximately 323 MMcf of natural gas and 5,800 Bbls of oil) or approximately $0.54 per MMcfe. The Company has focused its acquisition activity on non-operated working interests. Management believes that there is less competition for small acquisitions of non-operated properties, that they can be acquired at more attractive rates of return than other producing properties and that they require little or no additional operational or supervisory staffing.

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

      In 1988, the Company adopted a strategy calling for a more pro-active approach to managing the Company's acreage. Toreador began to actively market exploration projects and prospects on its acreage directly to other oil companies. In addition, the Company began to acquire geophysical options and leases from the owners of the executive rights in order to promote them to other oil companies. In some instances in which the Company has been successful in promoting these projects and prospects to other companies, Toreador has taken on a selected basis a working interest in the geophysical options and leases. As an adjunct to this strategy, the Company embarked on an acquisition program in late 1988 in order to build its oil and gas reserves and cash flow.

      As of December 31, 1997, a total of 190 exploration and development wells have been drilled on the Company's mineral acreage, resulting in a well density of less than one well per 4,600 acres. In certain areas on the Company's acreage, well densities are less than one well per 20,000 acres. Since the Company adopted its current strategy in 1988, 99 wells have been drilled on Toreador's acreage at December 31, 1997, or approximately 52% of all the wells drilled on the acreage. Management believes that its active approach to marketing its acreage combined with industry advances in technology, particularly 3-D seismic, has accounted for most of the increase in seismic surveying and leasing activity. Furthermore, drilling can be accelerated by the Company using its own capital resources.

GOVERNMENTAL REGULATION

      The Company's natural gas and oil exploration, production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. For example, the State of Texas and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of natural gas and oil, and regulate spacing, plugging and
abandonment of wells.    Failure to comply with such rules and regulations can
result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its
profitability.   These states also have statutes or regulations addressing
conservation matters, including provisions for the unitization or pooling of natural gas and oil properties, the establishment of maximum rates of production from wells. These statutes and regulations may limit the rate at which oil and gas can be produced from the Company's properties. Although the Company believes it is in substantial compliance with all applicable laws and regulations, because those laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws.

      The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid-1980s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the order was to increase competition within all phases of the natural gas industry. Order 636 was generally upheld on appeal, and the portions remanded for further action do not appear to materially affect the Company. Because Order 636 may be modified as a result of appeals and various pipeline restructuring proceedings which are in progress or on appeal, it is difficult to predict the ultimate impact of the orders on the Company and its gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas and has substantially increased competition and volatility in natural gas markets.

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

EMPLOYEES

      The Company has three employees, the President, a Vice President and one administrative employee. The Company also retains two consultants.

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

      Oil accumulations in the basin have been found on structural highs. Therefore, defining structural uplifts is the prime objective in exploring for new reserves in the southern Dalhart Basin. In recent years, the oil and gas industry's increasingly widespread use of 3-D seismic technology has enhanced its ability to find and delineate structural prospects. Toreador, with other parties, introduced 3-D seismic exploration to the southern Dalhart Basin in July 1993 with an 18,000 acre project on the Company's acreage. The three wells drilled on this project, while dry, proved that porous reservoirs exist within the area and that 3-D seismic data could correctly image structures and reef/bank anomalies.

      In April 1994, Toreador acquired an oil and gas lease on the 95,000 acre Fulton Ranch under which it already holds 75% of the mineral rights. Toreador has approximately 300 miles of 2-D seismic coverage on the ranch, and using this data, has generated several prospects and geologic leads which justify more detailed 3-D seismic surveys. The P.D. Walker Field, which encompasses 120 acres under which Toreador has a 15% royalty interest, is also located on the ranch, but is not included in this lease.

      In the third quarter of 1995, Toreador acquired in the aggregate an 18.93% working interest in the four-well Proctor Ranch Field located in Hartley County, Texas. In addition to this acquisition, Toreador holds an 18.75% royalty interest in this property. Under the terms of the acquisition agreement, Toreador invested $90,600, adding an estimated 21,100 net Bbls to its reserves at an acquisition cost of $4.29 per Bbl.

      In August 1996, Toreador entered into two exploratory agreements covering in excess of 50,000 acres in the Dalhart Basin. The first was an 8,935 acre option-farmout agreement, being a portion of Toreador's 47,600 acre lease on the Smith (formerly Proctor) Ranch located in Oldham and Hartley Counties, Texas. Under the terms of the agreement, the operator elected to drill a well earning a 75% working interest in the initial prospect. This well, in which Toreador was carried for a 25% working interest, resulted in a dry hole, and the operator allowed this option to expire in January 1997. Toreador finalized a second agreement in December 1996, with the same operator covering a contiguous 41,900 acre block, under which the operator elected to allow the option to expire in December 1997 without conducting any 3-D geophysical surveys.

      In January 1995, the Company leased approximately 13,000 acres on the Smith Ranch (formerly the Proctor Ranch) in Hartley County, Texas with the intent of accelerating third party interest in various projects generated by the Company. In January 1997, Toreador entered into a farmout agreement with Corlena Oil Company (the operator) covering approximately 1,900 acres of the Toreador leasehold. In March 1997, the Company participated for a 25% working interest in drilling the first well to test Pennsylvanian age Granite Wash reservoirs. This initial exploratory well was plugged and abandoned after testing water and non-commercial quantities of oil. The operator then conducted a 3-D seismic survey covering approximately 2,700 acres of Toreador's 13,000 acre leasehold. In January 1998, the operator drilled a new oil field discovery well, the #2-A Smith Ranch, to open the Pedarosa (Granite Wash) Field at approximately 5,500 feet. At completion this well was initially pumping at a daily rate of 167 Bbls of oil and no water. In addition to its working interest, the Company has a 15% net royalty interest. As of March 17, 1998, a third well was drilling on this lease.

      SOUTHERN RANCH MINERALS

      PALO DURO BASIN. The Palo Duro Basin, where Toreador owns mineral interests under approximately 195,000 gross acres located in Motley and Cottle Counties, Texas, is a moderate depth depression between the Matador Arch on the south and the Amarillo uplift complex to the north. Limited exploration to date has resulted in discovery of three Canyon age reef fields. In the past five years, several companies have conducted 3-D seismic surveys along these reef trends.

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

      Toreador's acreage covers part of the Matador Arch trending through Motley County, Texas. Nearby Wolfcamp Reef production in the Roaring Springs Fields complex has recovered approximately nine million Bbls of oil from a depth of 4,200 feet. For the period of June 1994 through February 1998, Toreador has participated in ten Wolfcamp test wells of which six have been successfully completed.

      In October 1995, Toreador acquired an additional 12.5% working interest in the five-well Matador Field located in Motley County, Texas. Prior to this acquisition, Toreador held a 25% working interest as well as a 15% royalty interest in this property. Under the terms of the acquisition agreement, Toreador invested $225,700, adding an estimated 46,100 net Bbls to its reserves at an acquisition cost of $4.90 per Bbl.

      In March 1997, Toreador entered into an exploration agreement with Apache Corporation covering approximately 22,500 acres located on the Matador Arch north and east of three fields, commonly referred to as the Roaring Springs Fields complex. Apache serves as the operator in this joint venture and has a 56.25% working interest in the acreage. Toreador has retained a 43.75% working interest. In May 1997, Apache conducted a 3-D seismic survey covering approximately 9,500 acres, which also encompassed the five-well Matador Field. After conducting this seismic survey, Apache selected a lease covering approximately 650 acres, all of which surrounds the existing Matador Field. Apache allowed the option covering the remaining 13,000 acres under the exploration agreement to expire without conducting any additional seismic
surveys.   In January 1998, the initial development well drilled by Apache to test the Wolfcamp Reef reservoir was successful. At completion this well was pumping at a daily rate of 36 Bbls of oil and three Bbls of water. As of March 17, 1998, Apache was drilling a second development well on their lease. In addition to its working interest, the Company has a 15% net royalty interest.

       EASTERN SHELF. The Eastern Shelf of the Midland Basin, where Toreador owns mineral interests under approximately 185,000 gross acres located primarily in Dickens County, Texas, is prospective for shallow Permian age oil accumulations in the Tannehill Sand and possible deeper objectives in the Pennsylvanian section. Seven Tannehill fields have been discovered on Toreador minerals since 1986, the largest field in terms of cumulative oil production as of December 31, 1997 contained as many as nine producing wells. The 21 wells currently producing from these seven fields averaged daily production of 24 Bbls of oil per well in December 1997.

      In 1994, Toreador entered into an option agreement with an industry partner covering approximately 11,000 acres on the Pitchfork Ranch located in Dickens County. Tannehill production near this block has recovered over 2.5 million Bbls of oil from a cluster of three fields located directly to the west of this block and over 1.5 million Bbls of oil from another field located two miles to the east. The industry partner conducted a 3-D seismic survey across this acreage block during 1995 and Toreador was carried for a 25% working interest through the seismic acquisition, processing and interpretation phase of the project. Following the interpretative phase of the project, the operator selected 2,000 acres for lease. Toreador also owns a 46.9% mineral interest under 1,800 acres. The first well was drilled on this acreage in March 1996, and was abandoned as a dry hole. A second well, in which Toreador elected not to participate as a working interest partner, was also dry. In April 1997, the operator drilled a third well offsetting Toreador acreage, in which Toreador also elected not to participate as a working interest partner. The well was dry and the operator allowed the leases on Toreador's acreage to expire in July 1997.

      In September 1996, Toreador entered into an exploration agreement with Louis Dreyfus Natural Gas Corporation ("LDNG") covering approximately 37,000 acres located on the Eastern Shelf of the Midland Basin, comprising all of Toreador's mineral interest under the Pitchfork Ranch that is not currently held by production nor under lease or option. Under the terms of the agreement, Toreador is carried for a 10.5% working interest through the 3-D seismic acquisition, processing and interpretation phases of the project. In July 1997, LDNG completed a 20,000 acre 3-D seismic survey over the south half of Toreador's Pitchfork Ranch mineral acreage. In the survey area, approximately 6,600 acres were leased under 10 separate leases.

      In September 1997, LDNG embarked on a seven well drilling program based upon the results of the 3-D seismic survey. Toreador participated in drilling all seven wells whereby four wells were successfully completed in the Tannehill Sand at approximately 4,200 feet resulting in two new oil fields and three wells were dry. Toreador participated with a working interest ranging from 10.5% to 10.9%, in addition to its 9.4% net royalty interest. Three of the four producers were completed for an average daily pump rate of 128 Bbls of oil each, while the fourth well was completed for a daily rate of 15 Bbls of oil. In addition to the Tannehill Sand objective, the first well drilled by LDNG, in which Toreador had a carried working interest, was drilled below 6,900 feet to test Pennsylvanian objectives. While dry in the deeper section, this well was plugged back to the Tannehill Sand as a new oil field discovery. In January 1998, those four wells combined had an average daily production of 282 Bbls of oil per day. In January 1998, LDNG commenced a new seven-well drilling program for the Tannehill Sand. As of March 17, 1998, LDNG has drilled five wells, of which two were successful and three were dry. Two of the five wells were development wells in the Tannehill Sand where the first well was completed and
pumping at a daily rate of 128 Bbls of oil.   The second well was awaiting the
installation of pumping equipment after a positive swab test. LDNG has indicated to Toreador, that it plans to commence in May 1998 a second 3-D seismic project covering 17,600 acres. This 3-D seismic survey affects 2,200 acres of Toreador's mineral holdings and the balance of the survey is located to the east of those mineral holdings.

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

GEOLOGIC DATABASE

      Under the terms of a typical lease granted on its minerals, Toreador is entitled to receive copies of all data, including seismic lines, well logs, cores and tests. The Company has approximately 65,000 acres of 3-D seismic data and approximately 1,500 miles of 2-D seismic data relating to the Northern and Southern Ranches.

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

OTHER PROPERTIES AND ACQUISITIONS

      In 1996 and 1997, a number of significant events occurred in areas where the Company owns working interests and royalty interests outside of the Company's Northern and Southern Ranch minerals. In December 1996, the Company which owned a 50% working interest acquired the remaining 50% working interest and became operator of a well located in the Welch field of Dawson County, Texas. Average daily production from this well was 15 gross (12 net) Bbls of oil in 1997. In July 1996, the Company participated with a 22.1% working interest in the drilling of a successful infill well in the Hrubetz (Tannehill) field waterflood, Taylor County, Texas, which increased average daily unit production from 10 gross (1.6 net) Bbls of oil in June 1996 to a peak of 199 gross (32 net) Bbls of oil in June 1997. In Caddo County, Oklahoma, the Company owns approximately a 1.2% royalty interest in a gas well that was restimulated in the later part of 1996 which resulted in daily gas production increasing from an average of 667 Mcf gross (8 net) in February 1996 to a peak of 5,300 Mcf gross (62 net) in December 1997. Cumulative gross production from this well since 1982 has been over 12.7 Bcf of natural gas.

      During the period May 1996 through February 1997, the Company acquired a combination of royalty and overriding royalty interests totaling approximately 0.03% and approximately a 0.25% working interest in the SACROC Unit of the Kelly-Snyder field in Scurry County, Texas. This unit is a large, tertiary CO2 (carbon dioxide) flood which averaged approximately 6,900 gross (14 net) Bbls of oil per day in December 1997. The operator continues to enhance flood performance through improved reservoir management and reducing operating costs. In 1997, the operator negotiated a more favorable gas processing agreement for the unit whereby handling CO2 is more cost efficient and processing capacity is improved.

      In 1997, the Company acquired a combination of working, royalty and overriding royalty interests totaling 358 MMcfe. The majority of the value belongs to those working interest properties located in Panola County, Texas. The Company owns approximately 2.7% working interest in the Emma Eddy Gas Unit of the Carthage (Cotton Valley) Field.

      From 1988 until December 31, 1997 Toreador has spent approximately $3.9 million to acquire producing, mineral and overriding royalty interests totaling
6.7 Bcfe for a consolidated acquisition cost of approximately $0.58/Mcfc.

OIL AND GAS RESERVES

      In January 1998, the Company retained the independent petroleum consulting firm, Netherland, Sewell & Associates, Inc. to prepare estimates of its oil and gas reserves for the producing mineral interests owned by the Company as of December 31, 1997. Utilizing current available data, these estimates of proved reserves were made using geological and engineering methods generally accepted in the petroleum industry. At December 31, 1997 the Company's net proved developed producing reserves were estimated to be 450,646 Bbls of oil and 2,487,574 Mcf of natural gas. Additional information concerning the Company's estimated proved oil and gas reserves is included in Item 8. - Financial Statements and Supplementary Data. No estimates of total proved net oil or gas results have been filed with or included in reports to any federal authority or agency prior to this Report on Form 10-K.

      Petroleum engineering is not an exact science and involves estimates based upon numerous factors, many of which are inherently variable and uncertain. Consequently, reserve estimates are imprecise and are subject to change as additional information becomes available. Estimates based upon short periods of production may not be as reliable as those based upon longer production histories. Further, estimates of oil and gas reserves, of necessity, are projections based on engineering data. As a result of the uncertainties inherent in the interpretation of such data, there can be no assurance that the Company's estimated oil and gas reserves will ultimately be developed. Estimates of the reserves and future net revenues involve projecting future results under current operating and economic conditions. Actual production, revenues, taxes, development expenditures and operating expenses may not occur as estimated. Product prices vary over time due to market forces which are beyond the Company's control.

VOLUMES, PRICES AND COSTS

      The following table sets forth certain information regarding volumes of the Company's production of oil and natural gas, the Company's average sales price per Bbl of crude oil and average sales price per Mcf of natural gas, together with the Company's average production cost per BOE for the three years ended December 31, 1997 from producing interests:

                                                                             YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------
                                                                    1997             1996             1995
                                                                  -----------      -----------     -----------
Production
   Oil (Bbls)   . . . . . . . . . . . . . . . . . . . . .            69,903           68,318           61,537
   Gas (Mcf)  . . . . . . . . . . . . . . . . . . . . . .           425,854          348,539          277,621
   Oil equivalents (BOE) (1)  . . . . . . . . . . . . . .           140,879          126,408          107,807

Average Sales Price
   Oil ($/Bbl)  . . . . . . . . . . . . . . . . . . . . .            $19.04           $21.51           $16.22
   Gas ($/Mcf)  . . . . . . . . . . . . . . . . . . . . .              2.33             2.40             1.37
   Oil equivalents ($/Bbl)  . . . . . . . . . . . . . . .             16.50            18.25            12.79

   Average production costs per BOE(1)  . . . . . . . . .             $4.93            $4.63           $ 3.53

---------------

(1) A BOE means one barrel of oil equivalent using the ratio of one barrel of oil to six Mcf of gas.

WELLS DRILLED ON THE COMPANY'S MINERALS

      The following table sets forth for each of the last three years the number of net exploratory and development wells drilled by or on behalf of the Company. An exploratory well is a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir. A development well is a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. The number of wells drilled refers to the number of wells completed at any time during the respective year, regardless of when drilling was initiated; and "completion" refers to the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of the plugging date to the appropriate state regulatory agency.

                                                  Net Exploratory Wells
                                                  ---------------------
                                             Productive(1)           Dry(2)
                                             -------------           ------
                 Year Ended
                 December 31,
                  -----------
                 1995  . . . . . . . .           0.25                2.30
                 1996  . . . . . . . .           0.50                0.98
                 1997  . . . . . . . .           0.57(3)             0.46

                                               Net Development Wells
                                               ---------------------
                                           Productive(1)           Dry(2)
                                           -------------           ------
                 Year Ended
                 December 31,
                 -----------
                 1995  . . . . . . . .           0.50                0.38
                 1996  . . . . . . . .           0.03                0.00
                 1997  . . . . . . . .           0.55(4)             0.11

-----------------

      (1) A productive well is an exploratory or a development well that is not a dry hole.

      (2) A dry hole is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

      (3) One (1) gross (0.25 net) exploratory well, which was a producer, was drilled in December 1997 but completed in January 1998.

      (4) One (1) gross (0.44 net) development well, which was a producer, was drilled in December 1997 but completed in January 1998.

PRODUCING WELLS AND ACREAGE

      The following table sets forth the gross and net producing oil and gas wells in which the Company owned an interest and the developed and undeveloped gross and net leasehold acreage held by the Company as of December 31, 1997. A "gross" well or acre is a well or acre in which the Company has a working interest. The number of gross wells is the total number of wells in which a working interest is owned. A "net" well or acre is deemed to exist when the sum of fractional ownership working interests and/or royalty interests in a gross well or acre equals one. The number of net wells or acres is the sum of the fractional working interests and/or royalty interests owned in gross wells or acres expressed as whole numbers and fractions thereof. A "royalty interest" is a share of production, free of expenses of production. A "working interest" is the operating interest under an oil and gas lease.

                                                               Year Ended December 31, 1997
                                                               ----------------------------
         Oil Wells(1)
             Working Interest
                 Gross  . . . . . . . . . . . . . . .                    47
                 Net  . . . . . . . . . . . . . . . .                     7.49
                 Average working interest (%) . . . .                    15.93
             Royalty Interest
                 Gross  . . . . . . . . . . . . . . .                    37
                 Net  . . . . . . . . . . . . . . . .                     3.58
                 Average royalty interest (%) . . . .                     9.68

                                                                Year Ended December 31, 1997
                                                                ----------------------------
         Gas Wells(1)
             Working Interest
                 Gross  . . . . . . . . . . . . . . .                    48
                 Net  . . . . . . . . . . . . . . . .                     5.05
                 Average working interest (%) . . . .                    10.51
             Royalty Interest
                 Gross  . . . . . . . . . . . . . . .                     8
                 Net  . . . . . . . . . . . . . . . .                     0.30
                 Average royalty interest (%) . . . .                     3.75

                                                                Year Ended December 31, 1997
                                                                ----------------------------
         Acreage(1)
             Developed
                 Gross  . . . . . . . . . . . . . . .                   30,399
                 Net  . . . . . . . . . . . . . . . .                    2,215

             Undeveloped(2)
                 Gross  . . . . . . . . . . . . . . .                  115,790
                 Net  . . . . . . . . . . . . . . . .                  107,696

------------------------

(1) Excludes wells or acres in which the Company owns less than a 1% working or royalty interest.

(2) Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not the acreage contains proved reserves.

PRESENT ACTIVITIES

         From January 1, 1998 through March 17, 1998, the Company participated in drilling four gross (0.57 net) exploratory wells and four gross (0.76 net) development wells on the Company's mineral holdings. Two of the four exploratory wells were dry and two were drilling as of March 17, 1998. Two of the four development wells were producers, one was dry and one was drilling as of March 17, 1998. Five wells had an objective at approximately 4,200 feet for the Tannehill Sand in Dickens County, Texas, one well had an objective at 3,500 feet for the Lower Wolfcamp Reef in Motley County, Texas and one had an objective at 5,600 feet for the Granite Wash Sand in Hartley County, Texas. Estimated dry hole costs to the Company are approximately $15,000 for wells testing the Tannehill Sand, $61,000 for wells testing the Lower Wolfcamp Reef and $50,000 for wells testing the Granite Wash. All eight wells were drilled on behalf of the Company.

         The Company also participated in drilling one gross (0.03 net) development well not on its mineral holdings. As of March 17, 1998, this 11,300 foot Cotton Valley Sand well located in Gregg County, Texas was drilling. The Company's proportionate share of the estimated dry hole costs and completed well costs are approximately $12,600 and $23,700, respectively.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not a party to, nor is any of its property the subject of, any legal proceedings, actual or threatened, which would have a material adverse effect on the business and affairs of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1997 to a vote of the Company's security holders, through solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

         The Company's Common Stock, par value $.15625 per share, is traded in the Nasdaq National Market under the trading symbol "TRGL." The table below sets forth the high and low sales prices per share for the periods indicated as reported by the National Market.


 1997                                             High                                Low
-----------------------------------------------------------------------------------------------
 First Quarter . . . . . . . . . . . . . . . .    3 1/8                               2 3/8
 Second Quarter  . . . . . . . . . . . . . . .    3 1/2                               2 1/4
 Third Quarter . . . . . . . . . . . . . . . .    4 5/8                               3
 Fourth Quarter  . . . . . . . . . . . . . . .    4 13/16                             4

 1996                                             High                                Low
-----------------------------------------------------------------------------------------------
 First Quarter . . . . . . . . . . . . . . . .    2 9/16                              2 1/8
 Second Quarter  . . . . . . . . . . . . . . .    3 1/8                               2 1/8
 Third Quarter . . . . . . . . . . . . . . . .    3 3/16                              2 1/4
 Fourth Quarter  . . . . . . . . . . . . . . .    3                                   2 1/4

         The approximate number of record holders of the Common Stock as of March 17, 1998, was 526.

         Dividends on the Common Stock may be declared and paid out of funds legally available when and as determined by the Company's Board of Directors. No cash dividends have been paid on the Company's Common Stock to date. Management plans to continue its policy of holding and investing corporate funds on a conservative basis. In addition, under the terms of the credit facility described in "Management's Discussion and Analysis of Financial Condition and Result of Operations -- Liquidity and Capital Resources," the Company is prohibited from paying dividends on the Common Stock (other than dividends payable in shares of Common Stock).

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table summarizes certain selected financial data with respect to the Company's financial condition and results of operations for the periods indicated. The selected financial data should be read in conjunction with the financial statements and related notes set forth in Item 8 of this
Part II.

                                                                          YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------------------
                                               1997             1996                1995             1994            1993
                                           -------------     -----------        -----------       -----------     -----------
 INCOME STATEMENT DATA:

 Revenues:
  Oil and gas sales                        $   2,325,148     $ 2,306,791        $ 1,378,390       $ 1,323,129     $ 1,632,572
     Lease bonuses and rentals . . . . .         287,604         118,430            138,804           396,106         178,984
     Interest and other income . . . . .         149,841         162,297            213,464           222,527         147,823
     Gain on sale of marketable
       securities and other assets . . .          26,171         526,567                 --                --          95,217
                                           -------------     -----------        -----------       -----------     -----------
        Total  . . . . . . . . . . . . .       2,788,764       3,114,085          1,730,658         1,941,762       2,054,596
                                           -------------     -----------        -----------       -----------     -----------
 Costs and Expenses:
     Lease operating expense . . . . . .         695,007         585,732            380,888           347,058         362,683
     Dry holes and abandonments  . . . .         166,710         130,647            358,210           125,838           2,733
     Depreciation, depletion and
       amortization  . . . . . . . . . .         539,346         273,026            233,709           247,654         328,540
     Geological and geophysical  . . . .         546,634         227,744            297,047           235,719         191,391
     General and administrative  . . . .         802,723         907,086          1,078,171           886,547         758,672
     Loss on settlement of benefit plans         173,971              --                 --                --              --
                                           -------------     -----------        -----------       -----------     -----------
        Total costs and expenses . . . .       2,924,391       2,124,235          2,348,025         1,842,816       1,644,019
                                           -------------     -----------        -----------       -----------     -----------
     Income (loss) before federal
       income taxes  . . . . . . . . . .        (135,627)        989,850           (617,367)           98,946         410,577

     Provision (benefit) for federal
       income taxes  . . . . . . . . . .         (84,261)        263,100           (206,936)          (26,638)         76,925
                                           -------------     -----------        -----------       -----------     -----------
     Net income (loss) . . . . . . . . .   $     (51,366)    $   726,750        $  (410,431)      $   125,584     $   333,652
                                           =============     ===========        ===========       ===========     ===========

     Basic income (loss) per share . . .   $       (0.01)    $      0.14        $     (0.08)      $      0.02     $      0.07
     Diluted income (loss) per share       $       (0.01)    $      0.14        $     (0.08)      $      0.02     $      0.07

     Weighted average shares
       outstanding
         Basic . . . . . . . . . . . . .       5,022,216       5,216,941          5,334,190         5,028,610       4,548,468
         Diluted . . . . . . . . . . . .       5,022,216       5,216,941          5,334,190         5,064,258       4,592,946

 CASH FLOW DATA:

     Net cash provided (used) by
       operating activities  . . . . . .   $     830,643     $   609,364        $   (10,963)      $   418,885     $   629,499
     Capital expenditures for oil
       and gas property and
       equipment . . . . . . . . . . . .   $    (717,481)    $  (893,418)       $(1,048,757)      $  (553,020)    $  (695,527)

                                                                                DECEMBER 31,
                                           ----------------------------------------------------------------------------------
                                                1997            1996               1995              1994            1993
                                           -------------     -----------        -----------       -----------     -----------
 BALANCE SHEET DATA:

     Working capital . . . . . . . . . .   $   3,007,121     $ 3,383,668        $ 3,538,206       $ 4,646,688     $ 1,491,792
     Oil and gas properties, net . . . .       3,210,074       3,306,020          3,201,283         2,733,101       2,580,603
     Total assets  . . . . . . . . . . .       6,526,785       7,008,924          7,051,052         7,649,904       4,343,106
     Long-term debt  . . . . . . . . . .              --              --                 --                --              --
     Stockholders' equity  . . . . . . .       6,217,195       6,624,180          6,810,485         7,261,761       4,125,986

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

LIQUIDITY AND CAPITAL RESOURCES

      Historically, most of the exploration activity on the Company's acreage has been funded and conducted by other oil companies. Exploration activity typically generates lease bonus and option income to the Company. If drilling is successful, the Company receives royalty income from the oil or gas production but bears none of the capital or operating costs. In order to accelerate the evaluation of its acreage as well as increase its ownership in any reserves discovered, the Company has increased and intends to further increase its level of participation in exploring its acreage by acquiring working interests. The extent to which the Company may acquire working interests will depend on the availability of outside capital and cash flow from operations. Currently, the primary sources of capital for the financing of the Company's operations are cash flows from operations. In November 1997, the Company obtained a $10 million credit facility from Compass Bank with an initial availability of $4 million which it may use to fund acquisition and development of oil and gas properties. The Company has not drawn any amounts under the facility. In addition, the Company may reinvest proceeds from option and lease bonuses by taking a working interest in 3-D seismic projects or in wells. To the extent cash flow from operations does not significantly increase and external sources of capital are limited or unavailable, the Company's ability to make the capital investment to participate in 3-D seismic surveys and increase its interest in projects on its acreage will be limited. Future funds are expected to be provided through production from existing producing properties and new producing properties that may be discovered through exploration of the Company's acreage by third parties or by the Company itself. Funds may also be provided through external financing in the form of debt or equity. There can be no assurance as to the extent and availability of these sources of funding.

      Subsequent to year end, the price of NYMEX light sweet crude oil declined from $17.64 per Bbl at December 31, 1997 to a low of approximately $13.00 per Bbl during the first quarter of 1998. The Company expects that this decline in oil prices will have a negative effect on the Company's earnings and cash flows in the first quarter of 1998.

      In September 1997, the Company engaged Dain Rauscher (formerly Rauscher Pierce Refsnes, Inc.) as its financial advisor in evaluating strategic alternatives available to the Company, including a sale of the Company, a merger with another company and other forms of business combinations. The consummation of any such transaction could result in a material increase or decrease in the Company's liquidity, depending on the structure of the transaction. As of the date of this Report, the Company is not aware of any demands, commitments or events which will result in its liquidity increasing or decreasing in a material way. The Company presently has no debt and maintains its excess cash funds in interest-bearing deposits. From time to time, the Company may receive lease bonuses which cannot be anticipated, and when funds are available, the Company may elect to participate in exploratory ventures. The Company also may acquire producing oil and gas assets which could require the use of debt.

      Management believes that sufficient funds are available internally to meet anticipated capital requirements for fiscal 1998.

      The Company has used $1,042,696 of its cash reserves to purchase 402,700 shares of its Common Stock as of December 31, 1997. These purchases were made pursuant to a stock repurchase programs authorized by the Board of Directors on October 10, 1995, of up to 100,000 shares of Common Stock, a second stock repurchase program on April 22, 1996, of up to 150,000 shares of Common Stock and a third stock repurchase program on April 21, 1997 of up to 300,000 shares. As of March 17, 1998, the Company has purchased an aggregate of 182,700 shares at a purchase price of $506,918 under the third repurchase program. The repurchases of the Company's shares of Common Stock were made in unsolicited open-market purchases, at market (not premium) prices, without fixed terms and not contingent upon the tender of a fixed minimum number of shares or in response to a third party bid and otherwise in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 1997 VS. YEAR ENDED DECEMBER 31, 1996

     Total revenues for 1997 were $2,788,764 compared with $3,114,085 in 1996. Revenues from oil and gas sales increased slightly to $2,325,148 in 1997 from $2,306,791 in 1996. This 0.8% increase reflects an 11.4% increase in volume on a BOE basis offset by a 9.6% decrease on a price per BOE basis. The Company's net oil production increased 2.3% to 69,903 Bbls in 1997 from 68,318 Bbls in 1996. Net natural gas production increased 22.2% to 425,854 Mcf in 1997 from 348,539 Mcf in 1996. Lease bonuses and rentals were $287,604 in 1997, up from $118,430 in 1996.

     Interest income was $147,237 in 1997 versus $138,720 in 1996. A gain resulting from the sale of marketable securities decreased from $516,867 in 1996 to none in 1997. This reflects the Company's sale of 100% of its units in the San Juan Basin Royalty Trust which was completed in August 1996.

     Total costs and expenses were $2,924,391 in 1997 as compared with $2,124,235 in 1996 representing a 37.7% increase. The largest increase came from geological and geophysical expenses where expenses increased 140% to $546,634 in 1997 versus $227,744 in 1996. This reflects the Company's increased level of participation in 3-D seismic surveys conducted on its mineral holdings in 1997. Depreciation, depletion and amortization increased 97.5% to $539,346 from $273,026 reflecting a downward revision to the proved developed reserves created by a combination of some underperforming properties and lower oil and gas prices. Dry holes and abandonments increased 27.6% to $166,710 in 1997 from $130,647 in 1996, reflecting the Company's increased level of participation in drilling exploratory and development wells on its mineral holdings. Lease operating expenses increased 18.7% to $695,007 in 1997 versus $585,732 in 1996, as a result of the Company acquiring more working interest properties in 1996 and 1997. The Company's general and administrative expenses decreased $104,363 or 11.5% to $802,723 in 1997 from $907,086 in 1996, of which $114,277 reflects a reduction in salary to its former chairman and chief executive officer of the Company. During 1997, the Company incurred a loss of $173,971 which has been recorded as a loss on settlement of benefit plans. This loss consists of a 100% settlement of the pension benefit for $87,654 and a payment of $88,617 for settlement of the supplemental executive retirement plan. There were no losses on settlement of benefit plans in 1996.

     Total net loss for 1997 was $51,366 or $0.01 per share compared to net income of $726,750 or $0.14 per share in 1996. Included in 1996 total net income is a $386,607 after tax gain from the sale of marketable securities and other assets or $0.07 per share.

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

     Net income was $726,750 or $0.14 per share in 1996 as compared to a net loss of $410,431 or $0.08 per share in 1995. Included in 1996 total net income is a $386,607 after tax gain or $0.07 per share from the sale of securities and other assets. There were no sale of securities in 1995 and the 1995 results included approximately $200,000 in expenses related to a proxy contest.

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

ENVIRONMENTAL MATTERS

     No environmental liabilities are recorded at December 31, 1997 and 1996. Additionally, the Company is not aware of a material unrecorded liability for any expected environmental costs.

CAPITAL AND EXPLORATION EXPENDITURES

     In 1997, the Company's geological and geophysical expenses increased to $546,634 compared to $227,744 in 1996. This reflects the Company's increased level of participation in 3-D seismic surveys conducted on its mineral holdings. Its expenditures on oil and gas property and equipment decreased to $717,481 in 1997 from $893,418 in 1996, reflecting smaller acquisitions of producing oil and gas properties. The Company's 1998 capital and exploratory budget, excluding any acquisitions the Company may make, could range from $700,000 to $1,000,000, depending on the timing of any new seismic surveys and drilling of exploratory and development wells in which the Company may hold a working interest position.

     In 1996, the Company's geological and geophysical expenses were $227,744 as compared to $297,047 in 1995. Its expenditures on oil and gas property and equipment decreased to $893,418 from $1,048,757, reflecting decreased participation in the exploration and development activity on its mineral acreage.


NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". This Statement is effective for financial statements issued for periods ending after December 15, 1997. Earlier adoption is not permitted. SFAS 128 requires dual presentation of basic and diluted EPS for entities with complex capital structures. The impact of adopting this statement will not have a material effect on the Company's earnings per share calculation.

     In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both Statements become effective for fiscal years beginning after December 15, 1997. These Statements require disclosure of certain components of changes in equity and certain information about operating segments and geographic areas of operation. These Statements will not have any effect on the results of operations or financial position of the Company.

YEAR 2000 ISSUE

     The Company has reviewed its current computer software and hardware systems, and is currently working to resolve the potential problems associated with the Year 2000 and the processing of date sensitive information by such systems. Based on preliminary information, the Company believes that it will be able to implement successfully the systems and programming changes necessary to address the Year 2000 issues, and does not expect the cost of such changes to have a material impact on the Company's financial position, results of operations or cash flows in future periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Report of Independent Accountants and Consolidated Financial Statements are set forth on pages F-1 through F-20 of this Report and are incorporated herein.

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


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information relating to the Company's directors, nominees for directors and executive officers is set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 21, 1998, which will be filed with the Securities and Exchange Commission on or about April 24, 1998, and which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

      Information relating to executive compensation is set forth under the heading "Executive Compensation and Other Transactions" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 21, 1998, which will be filed with the Securities and Exchange Commission on or about April 24, 1998, and which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information relating to security ownership of certain beneficial owners and management is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 21, 1998, which will be filed with the Securities and Exchange Commission on or about April 24, 1998, and which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information relating to certain relationships and related transactions is set forth under the heading "Executive Compensation and Other Transactions" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 21, 1998, which will be filed with the Securities and Exchange Commission on or about April 24, 1998, and which is incorporated herein by reference.


                                    PART IV

ITEM 14.  FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

  1.  Index
      Report of Independent Accountants
      Consolidated Balance Sheet as of December 31, 1997 and 1996
      Consolidated Statement of Operations for the three years ended
             December 31, 1997

      Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 1997
      Consolidated Statement of Cash Flows for the three years ended
             December 31, 1997
      Notes to Consolidated Financial Statements

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

      3.5    -      Amended and Restated Bylaws of Toreador Royalty Corporation
                    (previously filed as Exhibit 3.3 to Toreador Royalty
                    Corporation Annual Report on Form 10-K for the year ended
                    December 31, 1991, and incorporated herein by reference).

      3.6    -      Amendment to Bylaws of Toreador Royalty Corporation
                    (previously filed as Exhibit 3.5 to Toreador Royalty
                    Corporation Annual Report on Form 10-K for the year ended
                    December 31, 1993, and incorporated herein by reference).

      3.7    -      Amendment to Bylaws of Toreador Royalty Corporation.

      4.1    -      Rights Agreement dated as of April 3, 1995, between
                    Toreador Royalty Corporation and Continental Stock Transfer
                    & Trust Company (previously filed as Exhibit 1 to Toreador
                    Royalty Corporation Current Report on Form 8-K dated April
                    3, 1995, and incorporated herein by reference).

      10.1+  -      Stock Option Agreement dated August 1, 1988 between
                    Toreador Royalty Corporation and Peter R. Vig (previously filed as Exhibit 10.B to Toreador Royalty Corporation
                    Current Report on Form 8-K dated August 11, 1988, and incorporated herein by reference).

      10.2+  -      Stock Grant Agreement dated August 1, 1988 between Toreador
                    Royalty Corporation and Peter R. Vig (previously filed as
                    Exhibit 10.C to Toreador Royalty Corporation Current Report on Form 8-K dated August 11, 1988, and incorporated herein by reference).

      10.3+  -      Form of Stock Option Agreement by and between Toreador
                    Royalty Corporation and Donald E. August, John V. Ballard,
                    J.W. Bullion, John Mark McLaughlin, and Jack L. Woods
                    (previously filed as Exhibit

                    4.6 to Toreador Royalty Corporation Form S-8 (No. 333-14145) filed with the Securities and Exchange Commission on October 15, 1996, and incorporated herein by reference).

      10.4+  -      Stock Option Agreement dated February 17, 1994, by and
                    between Toreador Royalty Corporation and Thomas P. Kellogg,
                    Jr. (previously filed as Exhibit 4.7 to Toreador Royalty
                    Corporation Form S-8 (No. 333-14145) filed with the
                    Securities and Exchange Commission on October 15, 1996, and incorporated herein by reference).

      10.5   -      Form of Stock Option Agreement by and between Toreador
                    Royalty Corporation and Edward C. Marhanka and Earl V.
                    Tessem, as amended (previously filed as Exhibit 4.8 to Toreador Royalty Corporation Form S-8 (No. 333-14145) filed with the Securities and Exchange Commission on October 15,
                    1996, and incorporated herein by reference).

      10.6+  -      Non-qualified Stock Option Agreement dated as of May 17,
                    1997 by and between Toreador Royalty Corporation and Jack
                    L. Woods (previously filed as Exhibit 10.1 to Toreador
                    Royalty Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference).

      10.7+  -      Incentive Stock Option Agreement dated as of May 15, 1997
                    by and between Toreador Royalty Corporation and John Mark
                    McLaughlin (previously filed as Exhibit 10.2 to Toreador
                    Royalty Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference).

      10.8+  -      Incentive Stock Option dated as of May 15, 1997 by and
                    between Toreador Royalty Corporation and Edward C. Marhanka
                    (previously filed as Exhibit 10.4 to Toreador Royalty
                    Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference).

      10.9+  -      Employment Agreement dated as of May 1, 1997 by and between
                    Toreador Royalty Corporation and Edward C. Marhanka
                    (previously filed as Exhibit 10.5 to Toreador Royalty
                    Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference).

      10.10+ - Consulting Agreement dated as of May 1, 1997 by and between Toreador Royalty Corporation and Jack L. Woods (previously filed as Exhibit 10.3 to Toreador Royalty Corporation Quarterly Report on Form 10- Q for the quarter ended June 30, 1997 and incorporated herein by reference).

      10.11 - Employment Agreement dated February 9, 1989, as amended by Agreement dated February 28, 1990, between Toreador Royalty Corporation and James S. Blair (previously filed as Exhibit
                    4.5 to Toreador Royalty Corporation Form S-8 (No. 333-14145) filed with the Securities and Exchange Commission on October 15, 1996, and incorporated herein by reference).

      10.12 - Joint Venture Agreement dated March 1, 1989, among Toreador Royalty Corporation, Bandera Petroleum, et al. (previously filed as Exhibit 10.9 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

      10.13+ - Toreador Royalty Corporation 1990 Stock Option Plan (previously filed as Exhibit 10.7 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

      10.14+ - Amendment to Toreador Royalty Corporation 1990 Stock Option Plan, effective as of May 15, 1997.

      10.15+ - Toreador Royalty Corporation 1994 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit
                    10.12 to Toreador Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

      10.16 - Warrant for the Purchase of Shares of Common Stock issued to Petrie Parkman & Co. dated May 23, 1994 (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Registration on Form S-3, and incorporated herein by reference (No. 33-80572) filed with the Securities and Exchange Commission on June 22, 1994, and incorporated herein by reference).

      10.17+ - Form of Indemnification Agreement dated as of April 25, 1995 between Toreador Royalty Corporation and each of the members of its Board of Directors (previously filed as Exhibit 10 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference).

      10.18 - Severance Agreement by and between Toreador Royalty Corporation and James S. Blair dated March 2, 1996 (previously filed as Exhibit 10.16 to Toreador Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

      21.1   -      Subsidiary of Toreador Royalty Corporation.

      23.1   -      Consent of Price Waterhouse LLP.

      23.2   -      Consent of Netherland, Sewell & Associates, Inc.

      27.1   -      Financial Data Schedule

----------------

      + Management contract or compensatory plan

(b)  Reports on Form 8-K:

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TOREADOR ROYALTY CORPORATION
Date:  March 26, 1998

                                 By   /s/ JOHN MARK McLAUGHLIN
                                   --------------------------------------------
                                   John Mark McLaughlin, Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                               Capacity in
Signature                                      which signed                                   Date
---------                                      ------------                                   ----
/s/ JOHN MARK McLAUGHLIN                       Chairman, President and Director               March 26, 1998
--------------------------------------         (Principal Executive Officer and
John Mark McLaughlin                           Principal Financial Officer)

/s/ JOHN V. BALLARD                            Director                                       March 26, 1998
--------------------------------------
John V. Ballard


/s/ J.W. BULLION                               Director                                       March 26, 1998
--------------------------------------
J.W. Bullion


/s/ THOMAS P. KELLOGG, JR.                     Director                                       March 26, 1998
--------------------------------------
Thomas P. Kellogg, Jr.


/s/ PETER R. VIG                               Director                                       March 26, 1998
--------------------------------------
Peter R. Vig


/s/ JACK L. WOODS                              Director                                       March 26, 1998
--------------------------------------
Jack L. Woods


/s/ EDWARD C. MARHANKA                         Vice President and Treasurer                   March 26, 1998
--------------------------------------         (Principal Accounting Officer)
Edward C. Marhanka

                          TOREADOR ROYALTY CORPORATION

                             ITEM 14(a)(1) and (2)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES


                                                                                                                      Page
                                                                                                                      ----
Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2

Financial Statements:

      Consolidated Balance Sheet as of December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . .   F-3

      Consolidated Statement of Operations for the three years ended December 31, 1997  . . . . . . . . . . . . . .   F-4

      Consolidated Statement of Changes in Stockholders' Equity for the three years
        ended December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-5

      Consolidated Statement of Cash Flows for the three years ended December 31, 1997  . . . . . . . . . . . . . .   F-6

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Toreador Royalty Corporation


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Toreador Royalty Corporation and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Dallas, Texas
March 23, 1998

TOREADOR ROYALTY CORPORATION

CONSOLIDATED BALANCE SHEET

                                                                           DECEMBER 31,
ASSETS                                                                1997             1996
                                                                  -----------      -----------
Current assets:
   Cash and cash equivalents                                      $ 2,876,652      $ 3,074,111
   Accounts receivable                                                334,851          508,793
   Federal income tax receivable                                       62,307           54,899
   Deferred tax benefit                                                15,945               --
   Other current assets                                                26,956           65,101
                                                                  -----------      -----------

      Total current assets                                          3,316,711        3,702,904
                                                                  -----------      -----------

Properties and equipment, less accumulated
 depreciation, depletion and amortization                           3,210,074        3,306,020
                                                                  -----------      -----------


      Total assets                                                $ 6,526,785      $ 7,008,924
                                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                       $   309,590      $   256,298
   Federal income taxes payable                                            --           62,938
                                                                  -----------      -----------

      Total current liabilities                                       309,590          319,236

Deferred tax liabilities                                                   --           65,508
                                                                  -----------      -----------

      Total liabilities                                               309,590          384,744
                                                                  -----------      -----------


Stockholders' equity:
   Preferred stock, $1.00 par value, 4,000,000 shares
    authorized; none issued                                                --               --
   Common stock, $.15625 par value, 10,000,000 shares
    authorized; 5,367,571 and 5,356,571 shares issued                 838,683          836,964
   Capital in excess of par value                                   3,646,834        3,577,385
   Retained earnings                                                2,791,117        2,842,483
   Minimum pension liability                                               --          (88,543)
                                                                  -----------      -----------

                                                                    7,276,634        7,168,289
   Treasury stock at cost,
      408,400 and 213,900 shares                                   (1,059,439)        (544,109)
                                                                  -----------      -----------

      Total stockholders' equity                                    6,217,195        6,624,180
                                                                  -----------      -----------

Total liabilities and stockholders' equity                        $ 6,526,785      $ 7,008,924
                                                                  ===========      ===========

        The company uses successful efforts method of accounting for its oil and gas producing activities.

        See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

                                                                           YEARS ENDED DECEMBER 31,
                                                                    1997            1996              1995
                                                                -----------      -----------      ----------
Revenues:
   Oil and gas sales                                            $ 2,325,148      $ 2,306,791     $ 1,378,390
   Lease bonuses and rentals                                        287,604          118,430         138,804
   Interest and other income                                        149,841          162,297         213,464
   Gain on sale of marketable securities
    and other assets                                                 26,171          526,567              --
                                                                -----------      -----------      ----------


      Total revenues                                              2,788,764        3,114,085       1,730,658
                                                                -----------      -----------      ----------
Costs and expenses:
   Lease operating expense                                          695,007          585,732         380,888
   Dry holes and abandonments                                       166,710          130,647         358,210
   Depreciation, depletion and amortization                         539,346          273,026         233,709
   Geological and geophysical                                       546,634          227,744         297,047
   General and administrative                                       802,723          907,086       1,078,171
   Loss on settlement of benefit plans                              173,971               --              --
                                                                -----------      -----------      ----------

      Total cost and expenses                                     2,924,391        2,124,235       2,348,025
                                                                -----------      -----------      ----------

Income (loss) before federal income taxes                          (135,627)         989,850        (617,367)

Provision (benefit) for federal income taxes                        (84,261)         263,100        (206,936)
                                                                -----------      -----------      ----------

Net income (loss)                                               $   (51,366)     $   726,750     $  (410,431)
                                                                ===========      ===========     ===========

Basic income (loss) per share                                   $     (0.01)     $      0.14     $     (0.08)
                                                                ===========      ===========     ===========

Diluted income (loss) per share                                 $     (0.01)     $      0.14     $     (0.08)
                                                                ===========      ===========     ===========

Weighted average shares outstanding:
   Basic                                                          5,022,216        5,216,941       5,334,190
   Diluted                                                        5,022,216        5,216,941       5,334,190


        See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                         Common Stock              Capital in                        Minimum
                                   ----------------------          excess of        Retained         pension
                                   Shares          Amount          par value        earnings        liability
                                   ------          ------          ---------        --------        ---------
Balance at December 31, 1994         5,349,071   $   835,792     $ 3,560,042     $ 2,526,164       $       --

Net unrealized loss on
 marketable securities                      --            --              --              --               --

Purchase of treasury stock                  --            --              --              --               --

Net loss                                    --            --              --        (410,431)              --
                                   -----------   -----------     -----------     -----------      -----------

Balance at December 31, 1995         5,349,071       835,792       3,560,042       2,115,733               --

Issuance of common stock                 7,500         1,172          17,343              --               --

Net unrealized gain on
 marketable securities                      --            --              --              --               --

Purchase of treasury stock                  --            --              --              --               --

Minimum pension liability                   --            --              --              --          (88,543)

Net income                                  --            --              --         726,750               --
                                   -----------   -----------     -----------     -----------      -----------

Balance at December 31, 1996         5,356,571       836,964       3,577,385       2,842,483          (88,543)


Issuance of common stock                11,000         1,719          69,449              --               --

Purchase of treasury stock                  --            --              --              --               --


Minimum pension liability                   --            --              --              --           88,543

Net loss                                    --            --              --         (51,366)              --
                                   -----------   -----------     -----------     -----------      -----------

Balance at December 31, 1997         5,367,571   $   838,683     $ 3,646,834     $ 2,791,117      $        --
                                   ===========   ===========     ===========     ===========      ===========


TOREADOR ROYALTY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                           Total
                                       Unrealized         Treasury      stockholders'
                                      gains/(losses)       stock           equity
                                      -------------       -------        ------------
Balance at December 31, 1994          $   356,507      $   (16,744)     $ 7,261,761

Net unrealized loss on
 marketable securities                     (3,239)              --           (3,239)

Purchase of treasury stock                     --          (37,606)         (37,606)

Net loss                                       --               --         (410,431)
                                      -----------      -----------      -----------

Balance at December 31, 1995              353,268          (54,350)       6,810,485

Issuance of common stock                       --               --           18,515

Net unrealized gain on
 marketable securities                   (353,268)              --         (353,268)

Purchase of treasury stock                     --         (489,759)        (489,759)

Minimum pension liability                      --               --          (88,543)

Net income                                     --               --          726,750
                                      -----------      -----------      -----------

Balance at December 31, 1996                   --         (544,109)       6,624,180


Issuance of common stock                       --               --           71,168

Purchase of treasury stock                     --         (515,330)        (515,330)

Minimum pension liability                      --               --           88,543

Net loss                                       --               --          (51,366)
                                      -----------      -----------      -----------

Balance at December 31, 1997          $        --      $(1,059,439)     $ 6,217,195
                                      ===========      ===========      ===========

         See accompanying notes to the consolidated financial statements

TOREADOR ROYALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED DECEMBER 31,
                                                                    1997             1996             1995
                                                                -----------      -----------      -----------
Cash flows from operating activities:
   Net income (loss)                                            $   (51,366)     $   726,750      $  (410,431)
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation, depletion and amortization                      539,346          273,026          233,709
      Dry holes and abandonments                                    166,710          130,647          358,210
      Gain on sale of marketable securities
       and other assets                                             (26,171)        (526,567)              --
      Decrease (increase) in accounts receivable                    173,942         (340,047)          (8,045)
      Decrease (increase) in  federal income tax receivable          (7,408)          32,551          (19,436)
      Decrease (increase) in pension obligation                      88,543           29,782          (12,973)
      Decrease (increase) in other current assets                    38,145          (42,929)              --
      Increase in accounts payable and
       accrued liabilities                                           53,290           63,060           28,475
      Increase (decrease) in federal income
       taxes payable                                                (62,938)          62,938               --
      Deferred tax expense (benefit)                                (81,453)         200,161         (166,069)
      Other, net                                                          3               (8)         (14,403)
                                                                -----------      -----------      -----------
        Net cash provided (used) by operating activities            830,643          609,364          (10,963)

Cash flows from investing activities:
   Expenditures for oil and gas property and equipment             (717,481)        (893,418)      (1,048,757)
   Proceeds from lease bonuses and rentals                           77,583          415,074           10,917
   Proceeds from sale of marketable
    securities and other assets                                      56,065          652,826               --
   Purchase of furniture and fixtures and other assets                 (107)         (30,066)         (15,682)
                                                                -----------      -----------      -----------
        Net cash provided (used) by investing activities           (583,940)         144,416       (1,053,522)

Cash flows from financing activities:
   Proceeds from issuance of common stock                            71,168           18,515               --
   Purchase of treasury stock                                      (515,330)        (489,759)         (37,606)
                                                                -----------      -----------      -----------
        Net cash provided (used) by financing activities           (444,162)        (471,244)         (37,606)

Net increase (decrease) in cash and cash equivalents               (197,459)         282,536       (1,102,091)

Cash and cash equivalents, beginning of year                      3,074,111        2,791,575        3,893,666
                                                                -----------      -----------      -----------

Cash and cash equivalents, end of year                          $ 2,876,652      $ 3,074,111      $ 2,791,575
                                                                ===========      ===========      ===========

Supplemental schedule of cash flow information:
   Cash paid (received) during the period for:
      Income taxes                                              $     4,475      $        --      $   (21,431)
                                                                ===========      ===========      ===========

See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

       Toreador Royalty Corporation (the "Company") explores for and produces oil and gas reserves principally in the southwestern part of the United States. The Company owns in excess of 535,000 net mineral acres located primarily in the Texas Panhandle and West Texas. In addition, the Company owns working or royalty interests in Texas, New Mexico, Oklahoma, Arkansas, and Louisiana. The Company's business activities are with industry partners located within the United States.

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

       CONSOLIDATION

       The consolidated financial statements include the accounts of Toreador Royalty Corporation and its wholly-owned subsidiary, Toreador Exploration & Production Inc. All intercompany accounts and transactions have been eliminated.

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

       REVENUE RECOGNITION

       Oil and natural gas revenues are accounted for using the sales method. Under this method, sales are recorded on all production sold by the Company regardless of the Company's ownership interest in the respective property. Imbalances result when sales differ from the seller's net revenue interest in the particular property's reserves and are tracked to reflect the Company's balancing position. At December 31, 1997 and 1996, the imbalance and related value were immaterial.

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       LEASE BONUSES

       The Company defers bonuses received from leasing minerals in which unrecovered costs remain by recording the bonuses as a reduction of the unrecovered costs. Bonuses received from leasing mineral interests previously expensed are taken into income. For federal income tax purposes, lease bonuses are regarded as advance royalties (ordinary income).

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

       IMPAIRMENT OF ASSETS

       The Company evaluates the carrying value of its long-lived assets, consisting primarily of oil and gas properties, when events or changes in circumstances indicate that the carrying value of such assets may be impaired. The determination of impairment is based upon expectations of undiscounted future cash flows of the related asset.

       FINANCIAL INSTRUMENTS

       The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate fair value, unless otherwise stated, as of December 31, 1997 and 1996.

       INCOME TAXES

       Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using enacted tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

       STOCK-BASED EMPLOYEE COMPENSATION

       The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," in 1996. Under the provisions of SFAS No. 123, the Company has elected to continue using the intrinsic value method of accounting for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, if the exercise price of the Company's stock options equals the market value of the underlying stock on the date of grant, no compensation expense is recognized. See Note 11 for the required disclosure of pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       NET INCOME PER COMMON SHARE

       In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which establishes new requirements for computing and presenting earnings per share information. The Company, as required, adopted this statement in the fourth quarter of 1997. Accordingly, all earnings per share and weighted average common shares outstanding information presented in these financial statements and footnotes have been restated to conform to the new statement. For each of the three years in the period ended December 31, 1997, there were no adjustments to net income for purposes of calculating basic and diluted earnings per share and there were no differences in the weighted average common shares used in the basic and diluted earnings per share computations due to antidilution.

2.     MARKETABLE SECURITIES

       Marketable securities were comprised of 105,840 shares in the San Juan Basin Royalty Trust at December 31, 1995. The Company's cost in this royalty trust was $126,258. During 1996, the Company sold all shares in the San Juan Basin Royalty Trust for proceeds of $643,125 resulting in a gain of $516,867.

3.     ACCOUNTS RECEIVABLE

       Accounts receivable consist of the following:

                                                            DECEMBER 31,
                                                       1997              1996
                                                 ---------------    ---------------
       Oil and gas                               $       334,851    $       305,317
       Acquisition costs refund                                -            183,227
       Other                                                   -             20,249
                                                 ---------------    ---------------
                                                 $       334,851    $       508,793
                                                 ===============    ===============

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

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Properties and equipment consist of the following:

                                                                          DECEMBER 31,
                                                                     1997              1996
                                                                 -----------      -----------
       Undeveloped mineral and royalty interests                 $   334,489      $   334,489
       Nonproducing leaseholds                                        26,911          123,372
       Producing leaseholds                                        3,152,332        2,755,144
       Producing royalty interests                                 1,422,512        1,406,812
       Lease and well equipment                                      303,388          151,243
       Furniture and fixtures and other assets                        79,019          113,823
                                                                 -----------      -----------

                                                                   5,318,651        4,884,883
       Accumulated depreciation, depletion and amortization       (2,108,577)      (1,578,863)
                                                                 -----------      -----------

                                                                 $ 3,210,074      $ 3,306,020
                                                                 ===========      ===========

5.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

       Accounts payable and accrued liabilities consist of the following:

                                                                          DECEMBER 31,
                                                                     1997              1996
                                                                 -----------      -----------
       Professional fees                                         $     3,251      $    28,396
       Lease operating expense                                        92,430          103,175
       Trade accounts payable                                         19,894           23,724
       Drilling costs                                                194,015           83,885
       Accrued pension expense                                            --           17,118
                                                                 -----------      -----------
                                                                 $   309,590      $   256,298
                                                                 ===========      ===========

6.     INTEREST AND OTHER INCOME

       Interest and other income consists of:

                                                                      Years Ended December 31,
                                                                   1997        1996         1995
                                                                --------     --------     --------
Interest - Certificates of deposit
  U.S. Treasury bills, and Money
  Market accounts                                               $147,237     $138,720     $183,106
Distribution from Grantor Trusts:
  San Juan Basin Royalty Trust                                        --       12,253       30,358
Other                                                              2,604       11,324           --
                                                                --------     --------     --------

                                                                $149,841     $162,297     $213,464
                                                                ========     ========     ========

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     GENERAL AND ADMINISTRATIVE EXPENSES

       General and administrative expenses incurred by the Company are as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                     1997           1996           1995
                                                  ----------     ----------     ----------
       Salaries                                   $  213,000     $  327,277     $  318,658
       Professional fees                             161,745        139,794        103,300
       Insurance                                      57,730         57,005         63,554
       Retirement expense                             69,188         69,050         55,017
       Rent expense                                   34,297         30,913         34,827
       Directors' fees and travel expenses            78,963         40,334         54,866
       Shareholder relations                          53,126         77,166        265,358
       Travel and entertainment                       21,800         52,726         56,164
       Telephone and utilities                        16,588         19,908         23,230
       Taxes, other than income                       37,747         38,285         25,975
       Other                                          58,539         54,628         77,222
                                                  ----------     ----------     ----------
                                                  $  802,723     $  907,086     $1,078,171
                                                  ==========     ==========     ==========

8      INCOME TAXES

       The Company's provision (benefit) for income taxes was comprised of the following:

                                                          YEARS ENDED DECEMBER 31,
                                                    1997           1996          1995
                                                 ---------      ---------     ---------
Federal:
  Current                                        $  (2,808)     $  62,939     $ (40,867)
  Deferred                                         (81,453)       200,161      (166,069)
                                                 ---------      ---------     ---------
Provision (benefit) for income taxes             $ (84,261)     $ 263,100     $(206,936)
                                                 =========      =========     =========

       The primary reasons for the difference between tax expense at the statutory federal income tax rate and the Company's provision for income taxes were:

                                                           YEARS ENDED DECEMBER 31,
                                                    1997           1996           1995
                                                 ---------      ---------      ---------
Theoretical tax at 34%                           $ (46,113)     $ 336,703      $(209,905)
Surtax or rate difference                             (958)        (8,973)            --
Statutory depletion in excess of tax basis         (38,013)       (64,317)            --
Other                                                  823           (313)         2,969
                                                 ---------      ---------      ---------
Provision (benefit) for income taxes             $ (84,261)     $ 263,100      $(206,936)
                                                 =========      =========      =========

       In 1995, the net operating loss for tax purposes totaled $698,357, of which $182,293 was carried back and utilized against prior year taxable income. The remaining $516,064 was carried forward and used in 1996.

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1996 were as follows:

                                                   1997           1996
                                                ---------      ---------
Deferred tax liabilities:
  Intangible drilling and development costs     $(117,774)     $ (95,648)
  Lease and well equipment                        (12,619)        (2,826)
  Leasehold costs                                 (16,596)       (28,663)
                                                ---------      ---------
     Gross deferred tax liabilities              (146,989)      (127,137)
                                                ---------      ---------

Deferred tax assets:
  Alternative minimum tax credit carryforwards     59,574         61,629
  Depletion carryforwards                          49,528             --
  Geological and geographical costs                53,832             --
                                                ---------      ---------

     Gross deferred tax assets                    162,934         61,629
                                                ---------      ---------

Net deferred tax assets (liabilities)           $  15,945      $ (65,508)
                                                =========      =========

       Of the change in deferred taxes, $181,982 was credited to net unrealized gain on marketable securities classified in stockholders' equity for 1996. The tax credit carryforwards and depletion carryforwards are available indefinitely.

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

       During 1997 the Company settled its benefit plan obligations with certain employees resulting in a loss of $173,971 which has been recorded as a loss on settlement of benefit plans in the consolidated statement of operations. The loss consists of a 100% settlement of the pension benefit for $87,654 and a payment of $88,617 for settlement of the SERP. The loss is primarily attributable to the settlement of benefit plans upon the resignation of the then Chairman and Chief Executive Officer of the Company.

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Net periodic pension expense includes the following components:

                                              1997          1996          1995
                                            --------      --------      --------
Service cost for benefits earned during
 the year                                   $ 55,212      $ 54,452      $ 50,898
Interest cost on projected benefit
 obligation                                   15,401        26,828        21,779
Actual return on plan assets                 (25,777)      (10,260)      (15,679)
Net amortization and deferral                 18,207       (10,302)       (5,058)
                                            --------      --------      --------
Net periodic pension expense                $ 63,043      $ 60,718      $ 51,940
                                            ========      ========      ========

       The assumptions used to develop the net periodic pension expense were as follows:

                                                      1997   1996   1995
                                                      ----   ----   ----
Discount rate                                          7%     7%     7%
Expected long-term rate of return on assets            7%     7%     7%
Rate of increase in compensation levels                3.5%   4%     3%


The following table sets forth the funded status of the plan and the related asset and liability amounts for the plan as of December 31, 1997, 1996 and 1995:

                                                       1997           1996           1995
                                                    ---------      ---------      ---------
Actuarial present value of benefit obligations:
  Vested benefit obligation                         $     487      $ 404,276      $ 317,818
                                                    =========      =========      =========

  Accumulated benefit obligation                    $   2,436      $ 404,276      $ 338,345
                                                    =========      =========      =========

Projected benefit obligation                        $   4,365      $ 463,933      $ 383,255
Plan assets at fair value                               5,020        387,158        363,080
                                                    ---------      ---------      ---------
Plan assets (greater)/less than projected
 benefit obligation                                      (655)        76,775         20,175
Unrecognized net asset existing at
 transition date                                       17,248         20,122         22,996
Unrecognized net loss                                (104,902)      (168,322)      (161,496)
Adjustment for minimum pension liability                   --         88,543             --
Realized loss on settlement                            87,654             --             --
                                                    ---------      ---------      ---------
Accrued (prepaid) pension cost                      $    (655)     $  17,118      $(118,325)
                                                    =========      =========      =========

       At December 31, 1996, the Company recognized a minimum pension liability for its underfunded plan. The minimum liability is equal to the excess of the accumulated benefit obligation over the fair value of plan assets. This amount plus any deferred pension asset was recognized as a reduction to stockholders' equity of $88,543 at December 31, 1996.

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    LEASE AND OTHER COMMITMENTS

       In November 1993, the Company signed a lease agreement to lease new office space for a period of sixty-three months, beginning January 6, 1994 and ending March 31, 1999. Minimum annual rentals at December 31, 1997 are as follows:

           1998                          38,242
           1999                           9,561

       In November 1997, the Company obtained a $10 million credit facility with an initial availability of $4 million which it may use to fund acquisition and development of oil and gas properties. The Company has not drawn any amounts under the facility.

       In September 1997, the Company engaged a financial advisor in evaluating strategic alternatives available to the Company, including a sale of the Company, a merger with another company and other forms of business combinations.

11.    STOCK COMPENSATION PLANS

       At December 31, 1997 the Company has granted stock options to key employees, directors and certain consultants of the Company which are described below.

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

       Options under the Plan and the Nonemployee Director Plan are granted periodically throughout the year and are generally exercisable in equal increments over a three-year period and have a maximum term of 10 years.

       Pursuant to SFAS No. 123, the Company recorded an expense of $44,011 during 1997 with respect to stock options granted to certain consultants to the Company.

       A summary of stock option transactions are as follows:

                                                 1997                       1996                     1995
                                          --------------------     ---------------------     --------------------
                                                      Weighted-                 Weighted-                Weighted
                                                       Average                   Average                 Average
                                                       Exercise                  Exercise                Exercise
                                          Shares        Price      Shares         Price      Shares       Price
                                          ------      --------     ------       --------     ------      --------
Outstanding at beginning of year          452,500     $   3.16       470,000    $    3.15    490,000     $    3.17
        Granted                           117,500         2.50             -            -          -             -
        Exercised                         (11,000)        2.47        (7,500)        2.47          -             -
        Forfeited                         (90,000)        3.36       (10,000)        3.25    (20,000)         3.56
                                          --------    --------      --------    ---------    -------     ---------

Outstanding at end of year                469,000     $   2.97       452,500    $    3.16    470,000     $    3.15
                                          =======     ========       =======    =========    =======     =========

Exercisable at end of year                411,500     $   3.02      402,500     $    3.13    363,333     $    3.08
                                          =======     ========      =======     =========    =======     =========

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes information about the fixed price stock options outstanding at December 31, 1997:


                     Options Outstanding                                 Options Exercisable
  -----------------------------------------------------------      ------------------------------
                                   Weighted-
                                    Average         Weighted-                           Weighted-
  Range of          Number         Remaining         Average            Number           Average
  Exercise       Outstanding      Contractual       Exercise         Exercisable        Exercise
   Prices        at 12/31/97         Life            Price           at 12/31/97          Price
  -------        -----------      -----------       --------         -----------        ---------
 $      2.47          31,500       1.2 Years            2.47             31,500             2.47
        2.50         117,500       9.5 Years            2.50             60,000             2.50
        3.00         200,000       0.6 Years            3.00            200,000             3.00
 3.25 - 3.50          70,000       6.7 Years            3.43             70,000             3.43
        3.63          50,000       4.8 Years            3.63             50,000             3.63
                  ----------       ---------            ----           --------             ----

 2.47 - 3.63         469,000       4.2 Years            2.97            411,500             3.02
                  ==========       =========            ====           ========             ====

       At December 31, 1997, 162,500 shares were available for grant under the Plan and 150,000 shares were available for grant as options under the Nonemployee Director Plan.

       The Company applied APB Opinion No. 25 in accounting for its stock options and accordingly, no compensation cost has been recognized for stock options in the financial statements. Had compensation costs for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the method prescribed by SFAS No. 123, the Company's pro forma net income and earnings per share would have been reduced to the pro forma amounts listed below:

                                                    1997        1996          1995
                                                ----------- ------------- -----------
Net income (loss)               As reported     $  (51,366) $  726,750   $  (410,431)
                                Pro forma       $  (82,515) $  726,750   $  (410,431)

Basic earnings per share        As reported     $    (0.01) $     0.14   $     (0.08)
                                Pro forma       $    (0.02) $     0.14   $     (0.08)

Diluted earnings per share      As reported     $    (0.01) $     0.14   $     (0.08)
                                Pro forma       $    (0.02) $     0.14   $     (0.08)

       There were no options granted during 1996 and 1995. The fair value of each option granted during 1997 is estimated on the date of grant using the Black-Scholes Option-Pricing model with the following assumptions respectively: dividend yield of $0/share for all years: expected volatility of 39%; risk-free interest rate of 6.4%; and expected lives of 5 years.

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    CAPITAL

       On May 23, 1994, the Company privately placed 809,071 shares of common stock for an aggregate consideration of $2,831,749. In its private placement agreement with the purchasers, the Company granted such purchasers registration rights, pursuant to which a registration statement on Form S-3 covering all the shares was filed on June 22, 1994. The registration statement was declared effective July 11, 1994 and the Company was obligated to maintain such effectiveness until May 23, 1996. The Company filed an amendment to the registration statement on Form S-3 deregistering 439,642 shares of common stock that remained unsold on May 23, 1996. In connection with the private placement, the Company's placement agent received a five-year warrant to purchase 106,867 shares of common stock at a price of $4.375 per share.

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

       In October 1995, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of the Company's common stock. This repurchase was completed in April 1996. In April 1996, the Company's Board of Directors authorized the repurchase of an additional 150,000 shares of the Company's common stock. This repurchase was completed in April 1997.

       In April 1997, the Company's Board of Directors authorized the repurchase of an additional 300,000 shares of the Company's common stock. As of December 31, 1997, the Company had repurchased 152,700 shares of its common stock from the third repurchase program. Management anticipates that any future repurchases of the Company's common stock will be funded from the Company's cash flow from operations and working capital.

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      UNAUDITED QUARTERLY FINANCIAL INFORMATION

         A summary of unaudited quarterly consolidated financial information for 1997 is as follows:

                                                   First        Second           Third          Fourth
                                                  Quarter       Quarter         Quarter         Quarter            Year
                                                ----------     ----------      ----------      ----------      ----------
REVENUES
Oil and gas sales                               $  677,835     $  449,702      $  513,409      $  684,202     $ 2,325,148
Lease bonuses and rentals                          109,938          2,800         150,890          23,976         287,604
Interest and other income                           37,377         39,963          35,532          36,969         149,841
Gain on sale of other assets                            --             --              --          26,171          26,171
                                                ----------     ----------      ----------      ----------      ----------
                                                   825,150        492,465         699,831         771,318       2,788,764

COSTS AND EXPENSES
Lease operating expense                            138,215        141,930         138,072         276,790         695,007
Dry hole and abandonments                           53,455         10,067             800         102,388         166,710
Depreciation, depletion and amortization            57,588         56,754          64,052         360,952         539,346
Geological and geophysical                          74,014         79,475         303,202          89,943         546,634
General and administrative                         229,796        289,440         154,837         128,650         802,723
Settlement of benefit plans                         29,171         86,317          58,483            --           173,971
                                                ----------     ----------      ----------      ----------      ----------
                                                   582,239        663,983         719,446         958,723       2,924,391
                                                ----------     ----------      ----------      ----------      ----------

Income (loss) before federal income taxes          242,911       (171,518)        (19,615)       (187,405)       (135,627)

Provision (benefit) for federal income taxes        77,959        (55,189)        (16,159)        (90,872)        (84,261)
                                                ----------     ----------      ----------      ----------      ----------

Net income (loss)                               $  164,952     $ (116,329)     $   (3,456)     $  (96,533)     $  (51,366)
                                                ==========     ==========      ==========      ==========      ==========

Basic income (loss) per share                   $     0.03     $    (0.02)     $    (0.00)     $    (0.02)     $    (0.01)

Diluted income (loss) per share                 $     0.03     $    (0.02)     $    (0.00)     $    (0.02)     $    (0.01)

Weighted average shares outstanding              5,140,960      5,042,070       4,949,791       4,958,845       5,022,216

The 1997 first, second and third quarter results have been restated to reflect the pension settlement during the first, second and third quarters. Income
(loss) from operations and net income (loss) as previously reported for the first, second and third quarter were $272,082, ($85,201) and $38,867, and $184,205, ($59,360) and $35,142, respectively.

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    OIL AND GAS INFORMATION (UNAUDITED)

       The following information is presented pursuant to SFAS No. 69, Disclosures about Oil and Gas Producing Activities:

       RESULTS OF OPERATIONS

       Results of operations from oil and gas producing activities were as follows:

                                             1997           1996           1995
                                          ----------     ----------     ----------
Crude oil, condensate and natural gas     $2,325,148     $2,306,791     $1,378,390
Lease bonuses and delay rentals              287,604        118,430        138,804
                                          ----------     ----------     ----------

    Total revenues                         2,612,752      2,425,221      1,517,194
                                          ----------     ----------     ----------

Costs and expenses:
    Lease operating costs                    695,007        585,732        380,888
    Exploration costs                        713,344        358,391        655,257
    Depreciation and depletion               539,346        273,026        233,709
                                          ----------     ----------     ----------

Income before income taxes                   665,055      1,208,072        247,340
Income tax expense                           226,119        410,744         84,096
                                          ----------     ----------     ----------

Results of operations from producing
 activities (excluding corporate
 overhead)                                $  438,936     $  797,328     $  163,244
                                          ==========     ==========     ==========

         CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES:

                                                        December 31,
                                        ---------------------------------------------
                                            1997           1996              1995
                                        -----------      -----------      -----------
Unproved properties                     $   361,400      $   457,861      $   803,094
Proved leaseholds                         4,574,844        4,161,956        3,516,339
Lease and well equipment                    303,388          151,243          103,929
                                        -----------      -----------      -----------

                                          5,239,632        4,771,060        4,423,362
                                        -----------      -----------      -----------
Less:  Accumulated depreciation,
         depletion and amortization      (2,036,912)      (1,507,553)      (1,242,285)
                                        -----------      -----------      -----------

Capitalized costs                       $ 3,202,720      $ 3,263,507      $ 3,181,077
                                        ===========      ===========      ===========

         COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES:

                                 1997           1996           1995
                              ----------     ----------     ----------
Acquisition of properties
    Proved                    $  192,670     $  371,761     $  360,100
    Unproved                      56,245         69,838         87,251
Exploration costs                166,710        130,647        358,210
Development costs                301,856        321,172        243,196
                              ----------     ----------     ----------

Costs incurred                $  717,481     $  893,418     $1,048,757
                              ==========     ==========     ==========

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OIL AND GAS RESERVES

         The following table identifies the Company's net interest in estimated quantities of proved oil and gas reserves and changes in such estimated quantities. Reserve estimates were prepared by independent petroleum engineers and such estimates were reviewed and adjusted by Company management. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. Estimated proved developed and undeveloped oil and gas reserves at December 31, 1997, 1996 and 1995 are tabulated below.
         Crude oil includes condensate and natural gas liquids and is stated in barrels (bbl). Natural gas is stated in thousands of cubic feet (mcf).

                                                       OIL(BBL)       GAS(MCF)
                                                     -----------      -----------
PROVED DEVELOPED AND UNDEVELOPED RESERVES
December 31, 1994                                        463,091        2,621,137
    Purchases of reserves in place                        82,386           67,181
    Revisions of previous estimates                       30,125           81,705
    Extensions, discoveries and other additions           55,216          115,034
    Production                                           (61,537)        (277,621)
                                                     -----------      -----------

December 31, 1995                                        569,281        2,607,436
    Purchases of reserves in place                       219,268          266,899
    Revisions of previous estimates                       35,082          372,202
    Extensions, discoveries, and other additions          35,959          154,942
    Production                                           (68,318)        (348,539)
                                                     -----------      -----------

December 31, 1996                                        791,272        3,052,940
    Purchases of reserves in place                         5,410          265,316
    Revisions of previous estimates                     (317,393)        (471,860)
    Extensions, discoveries, and other additions         143,792          143,998
    Production                                           (69,903)        (425,854)
                                                     -----------      -----------

December 31, 1997                                        553,178        2,564,540
                                                     ===========      ===========

PROVED DEVELOPED RESERVES
-------------------------
December 31, 1994                                        397,959        2,621,137
                                                     ===========      ===========
December 31, 1997                                        501,726        2,487,574
                                                     ===========      ===========

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

TOREADOR ROYALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 1997            1996            1995
                                              -----------     -----------     -----------
Future cash inflows                           $14,558,500     $29,686,583     $14,627,515
Future production costs                         4,096,800       9,594,044       4,235,501
Future development costs                          366,900              --          45,289
                                              -----------     -----------     -----------

Future net cash flows before income taxes      10,094,800      20,092,539      10,346,725
Future income tax expense                       2,628,421       6,001,855       2,775,274
                                              -----------     -----------     -----------

Future net cash flows                           7,466,379      14,090,684       7,571,451
10% annual discount for estimated
 timing of cash flows                           2,597,628       5,773,051       2,861,316
                                              -----------     -----------     -----------

Standardized measure of discounted
 future net cash flows relating to
 proved oil and gas reserves                  $ 4,868,751     $ 8,317,633     $ 4,710,135
                                              ===========     ===========     ===========

         The average oil and gas prices used to calculate future net cash inflows at December 31, 1997 were $15.87 per barrel and $2.25 per mcf, respectively. At December 31, 1997 and March 17, 1998, respectively, the NYMEX price for oil was $17.64 per barrel and $13.21 per barrel and the NYMEX price for gas was $2.264 per MMBtu and $2.155 per MMBtu.

         CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH RELATING TO PROVED OIL AND GAS RESERVES

         The following are the principal sources of change in the standardized measure:

                                                     1997             1996             1995
                                                 -----------      -----------      -----------
Balance at January 1                             $ 8,317,633      $ 4,710,135      $ 3,948,980
    Sales of oil and gas produced, net            (1,630,141)      (1,721,059)        (997,502)
    Net changes in prices and production
     costs                                        (2,968,223)       3,393,314          433,089
    Extensions and discoveries                     1,432,864          884,206          698,314
    Revisions of previous quantity estimates      (3,720,824)         719,335          344,019
    Net change in income taxes                     1,737,609       (1,726,595)        (342,776)
    Accretion of discount                            831,763          601,140          490,747
    Purchases of reserves                            494,526          371,761          494,501
    Other                                            373,544        1,085,396         (359,237)
                                                 -----------      -----------      -----------

Balance at December 31                           $ 4,868,751      $ 8,317,633      $ 4,710,135
                                                 ===========      ===========      ===========

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                                             EXHIBITS
 -------------      ------------------------------------------------------------------------------------------
      3.1    -      Certificate of Incorporation of Toreador Royalty Corporation dated July 13, 1951, as amended
                    March 16, 1981 and June 4, 1987 (previously filed as Exhibit 3.1 to Toreador Royalty Corporation
                    Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

      3.2    -      Certificate of Amendment of Certificate of Incorporation, as amended, of Toreador Royalty
                    Corporation dated July 3, 1990 (previously filed as Exhibit 3.2 to Toreador Royalty Corporation
                    Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

      3.3    -      Certificate of Amendment of Certificate of Incorporation, as amended, of Toreador Royalty
                    Corporation dated August 13, 1992 (previously filed as Exhibit 3.3 to Toreador Royalty Corporation
                    Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

      3.4    -      Certificate of Designations of Series A Junior Participating Preferred Stock of Toreador Royalty
                    Corporation, dated April 3, 1995 (previously filed as Exhibit 3 to Toreador Royalty Corporation
                    Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference).

      3.5    -      Amended and Restated Bylaws of Toreador Royalty Corporation (previously filed as Exhibit 3.3 to
                    Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

      3.6    -      Amendment to Bylaws of Toreador Royalty Corporation (previously filed as Exhibit 3.5 to Toreador
                    Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

      3.7*   -      Amendment to Bylaws of Toreador Royalty Corporation.

      4.1    -      Rights Agreement dated as of April 3, 1995, between Toreador Royalty Corporation and Continental
                    Stock Transfer & Trust Company (previously filed as Exhibit 1 to Toreador Royalty Corporation
                    Current Report on Form 8-K dated April 3, 1995, and incorporated herein by reference).

      10.1   -      Stock Option Agreement dated August 1, 1988 between Toreador Royalty Corporation and Peter R. Vig
                    (previously filed as Exhibit 10.B to Toreador Royalty Corporation Current Report on Form 8-K dated
                    August 11, 1988, and incorporated herein by reference).

      10.2   -      Stock Grant Agreement dated August 1, 1988 between Toreador Royalty Corporation and Peter R. Vig
                    (previously filed as Exhibit 10.C to Toreador Royalty Corporation Current Report on Form 8-K dated
                    August 11, 1988, and incorporated herein by reference).

      10.3   -      Form of Stock Option Agreement by and between Toreador Royalty Corporation and Donald E. August,
                    John V. Ballard, J.W. Bullion, John Mark McLaughlin, and Jack L. Woods (previously filed as Exhibit
                    4.6 to Toreador Royalty Corporation Form S-8 (No. 333-14145) filed with the Securities and Exchange
                    Commission on October 15, 1996, and incorporated herein by reference).

      10.4   -      Stock Option Agreement dated February 17, 1994, by and between Toreador Royalty Corporation and
                    Thomas P. Kellogg, Jr. (previously filed as Exhibit 4.7 to Toreador Royalty Corporation Form S-8
                    (No. 333-14145) filed with the Securities and Exchange Commission on October 15, 1996, and
                    incorporated herein by reference).

      10.5   -      Form of Stock Option Agreement by and between Toreador Royalty Corporation and Edward C. Marhanka and Earl V. Tessem, as amended (previously filed as Exhibit 4.8 to Toreador Royalty

                    Corporation Form S-8 (No. 333-14145) filed with the Securities and Exchange Commission on October
                    15, 1996, and incorporated herein by reference).

      10.6   -      Non-qualified Stock Option Agreement dated as of May 17, 1997 by and between Toreador Royalty
                    Corporation and Jack L. Woods (previously filed as Exhibit 10.1 to Toreador Royalty Corporation
                    Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference).

      10.7   -      Incentive Stock Option Agreement dated as of May 15, 1997 by and between Toreador Royalty
                    Corporation and John Mark McLaughlin (previously filed as Exhibit 10.2 to Toreador Royalty
                    Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference).

      10.8   -      Incentive Stock Option dated as of May 15, 1997 by and between Toreador Royalty Corporation and
                    Edward C. Marhanka (previously filed as Exhibit 10.4 to Toreador Royalty Corporation Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference).

      10.9   -      Employment Agreement dated as of May 1, 1997 by and between Toreador Royalty Corporation and Edward
                    C. Marhanka (previously filed as Exhibit 10.5 to Toreador Royalty Corporation Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference).

      10.10  -      Consulting Agreement dated as of May 1, 1997 by and between Toreador Royalty Corporation and Jack L.
                    Woods (previously filed as Exhibit 10.3 to Toreador Royalty Corporation Quarterly Report on Form 10-
                    Q for the quarter ended June 30, 1997 and incorporated herein by reference).

      10.11  -      Employment Agreement dated February 9, 1989, as amended by Agreement dated February 28, 1990, between Toreador Royalty Corporation and James S. Blair (previously filed as Exhibit 4.5 to Toreador
                    Royalty Corporation Form S-8 (No. 333-14145) filed with the Securities and Exchange Commission on
                    October 15, 1996, and incorporated herein by reference).

      10.12 -       Joint Venture Agreement dated March 1, 1989, among Toreador Royalty Corporation, Bandera Petroleum, et al. (previously filed as Exhibit 10.9 to Toreador Royalty Corporation Annual Report on Form 10-K
                    for the year ended December 31, 1989, and incorporated herein by reference).

      10.13 -       Toreador Royalty Corporation 1990 Stock Option Plan (previously filed as Exhibit 10.7 to Toreador
                    Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

      10.14* -      Amendment to Toreador Royalty Corporation 1990 Stock Option Plan, effective as of May 15, 1997.

      10.15 -       Toreador Royalty Corporation 1994 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 10.12 to Toreador Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

      10.16 -       Warrant for the Purchase of Shares of Common Stock issued to Petrie Parkman & Co. dated May 23, 1994
                    (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Registration on Form S-3, and
                    incorporated herein by reference (No. 33-80572) filed with the Securities and Exchange Commission on
                    June 22, 1994, and incorporated herein by reference).

      10.17 -       Form of Indemnification Agreement dated as of April 25, 1995 between Toreador Royalty Corporation and each of the members of its Board of Directors (previously filed as Exhibit 10 to Toreador
                    Royalty Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference).

      10.18 -       Severance Agreement by and between Toreador Royalty Corporation and James S. Blair dated March 2,
                    1996 (previously filed as Exhibit 10.16 to Toreador Annual Report on Form 10-K for the year ended
                    December 31, 1995, and incorporated herein by reference).

      21.1*  -      Subsidiary of Toreador Royalty Corporation.

      23.1*  -      Consent of Price Waterhouse LLP.

      23.2*  -      Consent of Netherland, Sewell & Associates, Inc.

      27.1*  -      Financial Data Schedule

---------------


*     Filed herewith.