Form 10-K405/A
period 1997-12-31
TOREADOR ROYALTY CORP
filed 1998-04-30
CIK 98720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                (AMENDMENT NO. 1)

(Mark One)
(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  December 31, 1997

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

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

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES, COMPUTED BY REFERENCE TO THE CLOSING SALES PRICE OF SUCH STOCK, AS OF APRIL 24, 1998 WAS $13,160,676. (For purposes of determination of the foregoing amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.15625, AS OF APRIL 24, 1998 WAS 5,140,827 SHARES.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The Board of Directors currently consists of six persons. Set forth below are the names, ages and positions of the Company's directors and executive officers.

                                           PRINCIPAL OCCUPATION                                            DIRECTOR
NAME                               AGE     DURING PAST FIVE YEARS                                          SINCE
-------------------------------  --------  -----------------------------------------------------  ---------------------
John V. Ballard                     73     Private investor since 1984; prior to 1984,                     1987
                                           President, Tribune Oil Corporation, a public oil
                                           production and exploration company

J. W. Bullion                       84     Of Counsel, Thompson & Knight, P.C., Dallas,                    1986
                                           Texas since 1983; prior to 1983, a partner in the
                                           firm; Secretary of the Company

Thomas P. Kellogg, Jr.              62     Director of Triton Energy Limited, an                           1992
                                           international exploration and production company;
                                           Director of Reef Chemical Company, an oil field
                                           chemical company; consultant and private investor
                                           since 1992; 1990 and 1991, consultant for Ensign
                                           Oil & Gas, Inc.; 1960 to 1990, Vice President of
                                           J. P. Morgan & Co., a commercial and
                                           investment bank

John Mark McLaughlin                67     Chairman of the Board and President of the                      1976
                                           Company; an attorney in private practice in San
                                           Angelo, Texas

Peter R. Vig                        57     Managing Director of Tiger Management,                          1988
                                           L.L.C.; prior to April 1997, Chairman of the
                                           Board, Chief Executive Officer, President and
                                           Treasurer of the Company; initially Vice
                                           President-Acquisition, then Sr. Vice President and
                                           Chief Financial Officer, Sabine Corp., Dallas,
                                           Texas from 1983 to 1988; prior to 1983, President
                                           and Chief Operating Officer, Cambridge Royalty
                                           Co., Houston, Texas

Jack L. Woods                       68     Consulting geologist since 1987; prior to 1987,                 1991
                                           Vice President of Exploration - Gulf Coast,
                                           Celeron Oil and Gas Corporation

     There is no family relationship between any of the nominees or between any nominee and any executive officer of the Company.

     The executive officers of the Company consist of Mr. John Mark McLaughlin, Chairman of the Board and President; Mr. Edward C. Marhanka, Vice President and Treasurer; and Mr. J. W. Bullion, Secretary. Mr. Marhanka, 41, was appointed as Vice President and Treasurer in May 1997, having been a petroleum consultant to the Company since June 1989. Prior to his consulting practice in November 1987, he was employed as Senior Petroleum Engineer for Penn Resources, Inc., Dallas, Texas, where he managed their oil and gas properties. Mr. Bullion has served as Secretary since 1987.

ITEM 11.  EXECUTIVE COMPENSATION AND OTHER TRANSACTIONS

     The following table sets forth summary information regarding the compensation awarded to, covered by or paid to John Mark McLaughlin, the Chairman of the Board and President of the Company, and Peter R. Vig, the former Chairman of the Board, Chief Executive Officer, President and Treasurer of the Company who resigned from such capacities in April 1997. None of the other executive officers of the Company serving as such at the end of or during fiscal 1997 earned total annual salary and bonus that exceeded $100,000. Mr. Vig is the only executive officer of the Company whose total compensation earned during fiscal 1995 and 1996 exceeded $100,000.


                                                                      Long Term Compensation
                                                               --------------------------------
                                      Annual Compensation              Awards           Payouts
                            ---------------------------------  --------------------------------
                                                      Other
                                                      Annual   Restricted  Securities              All Other
Name and                                              Compen-     Stock    Underlying     LTIP      Compen-
Principal                                             sation    Award(s)    Options/    Payouts     sation
Position            Year    Salary ($)   Bonus ($)      ($)        ($)      SARs (#)      ($)         ($)
---------           ----    ----------   ---------    -------  ----------  ----------   -------    ---------
John Mark           1997        -            -           -          -        30,000        -         8,500
McLaughlin,
Chairman of
the Board and
President (1)

Peter R. Vig,       1997      66,667         -           -          -          -           -        482,620(2)
Chairman of         1996     200,000         -           -          -          -           -         30,709(3)
the Board,          1995     200,000         -           -          -          -           -          3,500(4)
Chief
Executive
Officer and
President


------------------


(1) Mr. McLaughlin was elected Chairman of the Board and President of the Company in April 1997, serving with no salary but with an option to purchase 30,000 shares of Common Stock at an exercise price of $2.50. During 1997 Mr. McLaughlin was paid $8,500 in compensation for services provided as a director of the Company.

(2) In 1997 this amount consisted of (a) $7,500 in compensation for services provided as a director, (b) a $388,803 distribution of Mr. Vig's accrued benefits under the Company's noncontributory defined benefit pension plan and (c) a $86,317 distribution under Mr. Vig's supplemental executive retirement plan.

(3) In 1996 this amount consisted of (a) $26,709 of life insurance premiums and (b) $4,000 in compensation for services provided as a director.

(4) In 1995 this amount consisted of $3,500 in compensation for services provided as a director.

     The following table provides information on grants of stock options in 1997 to Mr. McLaughlin pursuant to the Company's 1990 Stock Option Plan.


                              OPTION GRANTS IN 1997

                                         INDIVIDUAL GRANTS
---------------------------------------------------------------------------------------
                            NUMBER OF        % OF TOTAL
                           SECURITIES          OPTIONS
                           UNDERLYING        GRANTED TO      EXERCISE
                             OPTIONS          EMPLOYEES        PRICE       EXPIRATION
                           GRANTED (#)         IN 1997        ($/SH)          DATE
                        ---------------    ---------------  -----------   -------------
John Mark McLaughlin       30,000 (1)          48.39%          $2.50        05/15/07


(1)      These options are immediately exercisable.

     The following table summarizes the number and value of options exercised during 1997, if any, as well as the number and value of unexercised options, as of December 31, 1996, held by Messrs. McLaughlin and Vig.


     AGGREGATED OPTION EXERCISES IN 1997 AND DECEMBER 31, 1997 OPTION VALUE

                                                                                                    Value of
                                                                           Number of              Unexercised
                                                                          Unexercised             In-the-Money
                                                                          Options at               Options at
                                                                          FY-End (#)             FY-End ($) (1)
                             Shares Acquired                             Exercisable/             Exercisable/
Name                         on Exercise (#)       Value Realized ($)    Unexercisable           Unexercisable
----------------------      -----------------     --------------------  ---------------         --------------
John Mark                                  -                       -     50,000 shares/             78,750/ -
McLaughlin                                                                  0 shares
Peter R. Vig                               -                       -     200,000 shares/            300,000/ -
                                                                             0 shares


(1) The high sales price per share on December 31, 1997 was $4.50 as reported by the Nasdaq National Market.

PENSION BENEFITS

     The following table shows the annual pension benefits which would be payable under the Company's noncontributory defined benefit pension plan for retirement at age 65 for various levels of final average annual pay and years of service.


                                         ANNUAL BENEFITS FOR YEARS OF SERVICE (1)
                                ----------------------------------------------------------
FINAL AVERAGE PAY (2)               5          10           15           20          25
---------------------           --------    --------     --------     --------    --------
$100,000....................    $ 23,550    $ 47,100     $ 70,650     $ 80,070    $ 80,070
 150,000....................      32,250      70,650      105,975      120,105     120,105
 200,000....................      47,100      94,200      141,300      160,140     160,140



(1) Benefits are based on the average of the last five consecutive years of service of the participant. After two years of service, a participant has a 20% vested interest in accrued benefits, and an additional 20% vests each subsequent year. Accrued benefits are the product of a participant's benefit at age 65 multiplied by the number of years of completed service divided by the total number of years of service at age 65. Benefits are computed on the basis of straight life annuity amounts and are not subject to deduction for Social Security or other offset amounts.

(2) The pension benefits accruing to the participant are based on total compensation, even if it exceeds the limitation imposed by the Internal Revenue Code of 1986, as amended (the "Code"). Under Section 401 of the Code, the highest annual salary on which benefits can be calculated is $150,000 for 1996 and $160,000 for 1997.

     Upon his resignation in April 1997, Mr. Vig had 8 credited years of service under the retirement plan, and accordingly was distributed $388,803 in accrued benefits under the plan. In 1996, the Company established a supplemental executive retirement plan which provides for incremental pension payments by the Company so that retirement benefit payments are equal to amounts that would have been payable from the Company's principal retirement plan if it were not for limitations on these payments imposed by income tax regulations. Pursuant to his supplemental executive retirement plan, the Company distributed to Mr. Vig $86,317 upon his resignation. Mr. McLaughlin, the Company's Chairman and President, is not covered under the Company's principal retirement plan and supplemental executive retirement plan.

EMPLOYMENT AGREEMENT AND OTHER CHANGE OF CONTROL ARRANGEMENTS

     In 1988, the Company entered into an employment agreement with Mr. Vig pursuant to which he was employed to serve as the Chairman of the Board and the Chief Executive Officer of the Company. The agreement, which had been amended since 1988, expired upon Mr. Vig's resignation on April 21, 1997. The agreement provided Mr. Vig with an annual salary of $200,000 a year and a lump sum severance payment equal to the total salary which is payable over the remaining term of the agreement or $200,000, whichever is larger, if Mr. Vig is discharged by the Company without cause. If Mr. Vig resigned for cause, the agreement further provided for a lump sum severance payment of $400,000. Resignation following a change in control of the Company constitutes a resignation for cause.

Mr. Vig's resignation in April 1997 was not for cause and, therefore, he did not receive severance payments under the terms of the employment agreement.

     The Company's 1990 Stock Option Plan contains certain "changes in control" provisions which are applicable to options issued under this plan, including the options held by John Mark McLaughlin. Such provisions include the following: In the event of: (i) a dissolution or liquidation of the Company, (ii) a sale of all or substantially all of the Company's assets, (iii) a merger or consolidation in which the Company is not the surviving corporation or (iv) a transaction in which another corporation becomes the owner of 50% or more of the outstanding Common Stock, then every outstanding option granted under the plan shall terminate; provided, however, the holders of each such outstanding option shall have the right immediately prior to such dissolution, liquidation, sale of assets, merger, consolidation or transaction to exercise any unexercised options that have not at that time expired or have been terminated without regard to any vesting periods under the holder's option agreement. Further, the Stock Option Committee may, in its sole and absolute discretion, accelerate the time of exercisability of any option that has been granted.

     The Company's Bylaws, as amended, provide for mandatory indemnification of and advancement of expenses to directors and officers, including former directors and officers, of the Company in circumstances involving a "change in control." The Company has entered into separate agreements with its directors embodying and expanding upon these indemnification provisions in accordance with the Delaware General Corporation Law.


COMPENSATION OF DIRECTORS

     Directors of the Company are each paid an annual retainer of $6,000, plus $500 for each regularly scheduled Board of Directors meeting they attend and are reimbursed for reasonable travel expenses.

     On May 24, 1991, the Board of Directors authorized the Company to enter into a stock option agreement with each non-employee director of the Company, subject to stockholder approval within one year of the date of grant of the option. The agreements were approved by the Company's stockholders at the Annual Meeting of Stockholders held on May 22, 1992. Identical agreements were entered into with Donald E. August, John V. Ballard, J. W. Bullion, John Mark McLaughlin and Jack L. Woods. At the time, Mr. Kellogg was not a director. Each agreement granted an option to purchase 10,000 shares of Common Stock at a price of $3.625 per share, exercisable during the period commencing May 22, 1992 and ending May 24, 2001, subject to certain conditions. On February 17, 1994, the Company granted Mr. Kellogg an option to purchase 10,000 shares of Common Stock at a price of $3.625 per share, exercisable until February 17, 2004, subject to certain conditions.

     On September 8, 1994, the Board adopted the 1994 Non-Employee Director Stock Option Plan (the "1994 Plan"), pursuant to which each non-employee director was and each newly elected non-employee director is granted an option to purchase 10,000 shares of Common Stock subject to shareholder approval. The 1994 Plan was approved by the Company's stockholders at the Annual Meeting of Stockholders held on May 18, 1995. As a result, the Company's non-employee directors at the time - including Messrs. August, Ballard, Bullion, Kellogg, McLaughlin and Woods - each received options to purchase 10,000 shares of Common Stock at $3.50 per share. The options under the 1994 Plan are granted at fair market value on the grant date and become exercisable, subject to certain conditions, in three equal annual installments on the first three anniversaries of the grant date and terminate ten years from the grant date unless terminated sooner as a result of the death or termination of directorship of the holder thereof.

     The 1994 Plan provides for accelerated vesting of options granted in certain instances constituting a "change in control." Upon the occurrence of a "change in control" of the Company, the maturity of the option shall be accelerated automatically so that the option shall become exercisable in full with respect to all shares as to which the option shall not have previously been exercised or become exercisable; provided that no such acceleration shall occur with respect to the option if a director ceases to be a member of the Board of Directors prior to the occurrence of such "change in control." A "change in control" includes mergers, consolidations, reorganizations, sales of assets or a dissolution of the Company; a change in the majority of the Board of Directors; or the acquisition by a stockholder of 20% or more of the Common Stock of the Company.

     The Company entered into a consulting agreement dated May 1, 1997 with Jack
L. Woods, a director of the Company. The Company agreed to pay Mr. Woods a consulting fee of $4,500 during the term of this Agreement. As additional compensation for Mr. Wood's services, the Company granted him an option to purchase 30,000 shares of Common Stock, which option was immediately exercisable upon the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of April 24, 1998 the beneficial ownership of Common Stock of the Company (the only equity securities of the Company presently outstanding) by (i) each director and nominee for director of the Company, (ii) each person who was known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock and
(iii) directors and executive officers of the Company as a group. John Mark McLaughlin, Chairman of the Board, President and a Director of the Company, and Peter R. Vig, the former Chairman of the Board and Chief Executive Officer who resigned from these positions in April 1997 and a Director of the Company, are the only "named executive officers" listed in the Summary Compensation Table appearing in this Proxy Statement.


                                                                      Common Stock
                                                                   Beneficially Owned
                                                      ------------------------------------------
                                                             Number                Percent of
                                                           of Shares                 Class
                                                      --------------------     -----------------
Name
----
Directors

John V. Ballard.....................................            85,000 (1)             1.65(1)

J. W. Bullion.......................................            34,924 (1)             *

Thomas P. Kellogg, Jr...............................            21,000 (1)             *

John Mark McLaughlin................................           290,536 (2)             5.60(2)

Peter R. Vig........................................           247,500 (3)             4.81(3)

Jack L. Woods.......................................            57,000 (2)             1.10(2)

Beneficial owner of 5% or more (excluding persons named above)

Peter L. Falb, Edward Nathan Dane,                             840,900 (4)            16.36(4)
  Firethorn I Limited Partnership and
  Dane, Falb, Stone & Co., Inc.
c/o Peter L. Falb
33 Broad Street
Boston, Massachusetts  02109

Lee Global Energy Fund, L.P.                                   532,500                10.36%
6688 North Central Expressway
Suite 1150
Dallas, Texas  75206

All directors and officers as a group of 7                     746,960 (5)            14.06(5)

------------------
*Less than one percent

(1) Includes 20,000 shares of Common Stock with respect to which such person has the right to acquire beneficial ownership upon exercise of currently exercisable options (the percentage is calculated on the basis that such shares are deemed outstanding).

(2) Includes 50,000 shares of Common Stock with respect to which such person has the right to acquire beneficial ownership upon exercise of currently exercise options (the percentage is calculated on the basis that such shares are deemed outstanding).

(3) Includes 6,600 shares of Common Stock held by Mr. Vig's children, of which Mr. Vig disclaims beneficial ownership.

(4) Based on the most recent amendment to a Schedule 13D dated April 8, 1998 and filed with the Securities and Exchange Commission ("SEC"), these shares are held as follows: Mr. Falb has sole voting and dispositive power with respect to 111,000 shares and shared voting and dispositive power with respect to 729,900 shares; Mr. Dane has shared voting and dispositive power with respect to 729,900 shares; Firethorn I Limited Partnership has sole voting and dispositive power with respect to 170,000 shares; and Dane, Falb, Stone & Co., Inc. has sole voting and dispositive power with respect to 559,100 shares and shared voting and dispositive power with respect to 800 shares. The group disclosed in the Schedule 13D, as amended, that although there is no written or oral agreement between any of the reporting persons with respect to the voting and/or disposition of the shares reported on this schedule, it is anticipated that all reporting persons, acting through Mr. Dane and Mr. Falb, will vote all shares in the same manner and may (or may not) make dispositive decisions in the same manner.

(5) Includes 160,000 shares of Common Stock which are subject to stock options currently exercisable by the six directors, 10,000 shares of Common Stock which are subject to a stock option currently exercisable by Mr. Edward C. Marhanka, Vice President and Treasurer of the Company and 1,000 shares of Common Stock which are otherwise owned directly by Mr. Marhanka.

     Except as otherwise indicated, all shares shown in the above table are owned directly and the holder thereof has sole voting and investment powers with respect to such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Bullion, a director and executive officer of the Company, is of counsel to Thompson & Knight, a Professional Corporation, a Dallas, Texas law firm that has been retained by the Company as its corporate counsel.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                TOREADOR ROYALTY CORPORATION

Date:  April 29, 1998


                                By: /s/ JOHN MARK MCLAUGHLIN
                                   --------------------------------------------
                                   John Mark McLaughlin, Chairman and President