Form 10-Q
period 1998-03-31
TOREADOR ROYALTY CORP
filed 1998-05-15
CIK 98720

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                                    ---------

(Mark one)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---              SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 1998
                                                 --------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                       PERIOD FROM      TO
                                   ----    ----

                          Commission file number 0-2517


                          TOREADOR ROYALTY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                             75-0991164
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

     530 Preston Commons West
       8117 Preston Road
          Dallas, Texas                                          75225
----------------------------------------                         -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (214) 369-0080
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  X      No
                               ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at March 31, 1998
-------------------------------                  -----------------------------
Common Stock, $.15625 par value                           4,985,771

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TOREADOR ROYALTY CORPORATION

CONSOLIDATED BALANCE SHEET


                                                      March 31,      December 31,
                                                        1998            1997
                                                     -----------     ------------
                                                     (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                        $ 2,961,261     $ 2,876,652
    Accounts receivable                                  330,133         334,851
    Federal income tax receivable                         33,795          62,307
    Deferred tax benefit                                    --            15,945
    Other current assets                                  21,438          26,956
                                                     -----------     -----------

      Total current assets                             3,346,627       3,316,711
                                                     -----------     -----------

Properties, plant and equipment, less accumulated
        depreciation, depletion and amortization       3,385,983       3,210,074
                                                     -----------     -----------

      Total assets                                   $ 6,732,610     $ 6,526,785
                                                     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities         $   213,963     $   309,590
    Federal income taxes payable                            --              --
                                                     -----------     -----------

      Total current liabilities                          213,963         309,590

Deferred tax liabilities                                  48,785            --
                                                     -----------     -----------
      Total liabilities                                  262,748         309,590
                                                     -----------     -----------

Stockholders' equity:
    Preferred stock, $1.00 par value, 4,000,000
        shares authorized; none issued                      --              --
    Common stock, $.15625 par value, 10,000,000
        shares authorized; 5,424,171 shares
        and 5,367,571 shares issued                      847,527         838,683
    Capital in excess of par value                     3,803,754       3,646,834
    Retained earnings                                  2,973,270       2,791,117
                                                     -----------     -----------
                                                       7,624,551       7,276,634
    Treasury stock at cost:  438,400 shares
        and 408,400 shares                            (1,154,689)     (1,059,439)
                                                     -----------     -----------
      Total stockholders' equity                       6,469,862       6,217,195
                                                     -----------     -----------
      Total liabilities and stockholders' equity     $ 6,732,610     $ 6,526,785
                                                     ===========     ===========


  The Company uses the successful efforts method of accounting for its oil and gas producing activities. See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)


                                               For the Three Months Ended
                                                       March 31,
                                               --------------------------
                                                   1998          1997
                                               -----------    -----------
Revenues:
    Oil and gas sales                           $  635,745    $  677,835
    Lease bonuses and rentals                      168,664       109,938
    Interest and other income                       40,316        37,377
                                                ----------    ----------

      Total revenues                               844,725       825,150

Costs and expenses:
    Lease operating expense                        168,713       138,215
    Dry holes and abandonments                      71,176        53,455
    Depreciation, depletion and amortization        92,775        57,588
    Geological and geophysical                      58,182        74,014
    General and administrative                     178,487       229,796
    Settlement of benefit plans                       --          29,171
                                                ----------    ----------

      Total costs and expenses                     569,333       582,239
                                                ----------    ----------

Income before federal income taxes                 275,392       242,911

Provision for federal income taxes                  93,242        77,959
                                                ----------    ----------

Net income                                      $  182,150    $  164,952
                                                ==========    ==========

Basic income per share                          $     0.04    $     0.03
                                                ==========    ==========

Diluted income per share                        $     0.04    $     0.03
                                                ==========    ==========

Weighted average shares outstanding:
    Basic                                        4,989,060     5,140,960
    Diluted                                      5,063,267     5,144,456




        See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                              For the Three Months Ended
                                                                       March 31,
                                                              ---------------------------
                                                                 1998            1997
                                                              -----------     -----------
Cash flows from operating activities:
    Net income                                                $   182,150     $   164,952
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation, depletion and amortization                     92,775          57,588
      Dry holes and abandonments                                   71,176          53,455
      Decrease in accounts receivable                               4,718         266,689
      Decrease in federal income tax receivable                    28,512          54,899
      Increase in pension obligation                                 --           (19,546)
      Decrease in other current assets                              5,518           5,800
      Decrease in accounts payable and accrued liabilities        (95,627)       (227,070)
      Decrease in federal income taxes payable                       --            (1,263)
      Deferred tax expense                                         64,730          22,912
                                                              -----------     -----------
        Net cash provided by operating activities                 353,952         378,416
                                                              -----------     -----------

Cash flows from investing activities:
      Expenditures for oil and gas property and equipment        (340,860)        (95,757)
      Proceeds from lease bonuses and rentals                        --            77,635
                                                              -----------     -----------

        Net cash used by investing activities                    (340,860)        (18,122)
                                                              -----------     -----------

Cash flows from financing activities:
      Sale of stock                                               166,761            --
      Purchase of treasury stock                                  (95,250)        (11,826)
                                                              -----------     -----------

        Net cash provided (used) by financing activities           71,511         (11,826)
                                                              -----------     -----------


Net increase in cash and cash equivalents                          84,603         348,468

Cash and cash equivalents, beginning of period                  2,876,652       3,074,111
                                                              -----------     -----------

Cash and cash equivalents, end of period                      $ 2,961,255     $ 3,422,579
                                                              ===========     ===========

Supplemental schedule of cash flow information:
   Cash paid during the period for:
     Income taxes                                             $      --       $     1,411





        See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    For the three months ended March 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in Toreador Royalty Corporation's (the "Company") 1997 Annual Report on Form 10-K. In the opinion of the Company, the information furnished herein reflects all adjustments consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods reported herein. Operating results from the interim period may not necessarily be indicative of the results for the year ended December 31, 1998. Certain previously reported financial information has been reclassified to conform to the current period's presentation.

NOTE 2 - NON-PRODUCING MINERAL AND ROYALTY INTERESTS

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

NOTE 3 - INTEREST AND OTHER INCOME

         Items in interest and other income consist of:


                                                   Three Months Ended
                                                       March 31,
                                                   ------------------
                                                    1998       1997
                                                   -------    -------
Interest                                           $37,226    $36,233
Other Income                                         3,090      1,144
                                                   -------    -------
                                                   $40,316    $37,377
                                                   =======    =======


NOTE 4 - COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." The adoption of this Statement had no effect on the Company's financial statements for the quarters ended March 31, 1998 and 1997 as it has no items, other than net income, which are considered in the determination of comprehensive income.

                          TOREADOR ROYALTY CORPORATION

                    For the three months ended March 31, 1998

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

                          TOREADOR ROYALTY CORPORATION

                    For the three months ended March 31, 1998

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

and development of oil and gas properties. The Company has not drawn any amounts under the facility. In addition, the Company may reinvest proceeds from option and lease bonuses by taking a working interest in 3-D seismic projects or in wells. To the extent cash flow from operations does not significantly increase and external sources of capital are limited or unavailable, the Company's ability to make the capital investment to participate in 3-D seismic surveys and increase its interest in projects on its acreage will be limited. Future funds are expected to be provided through production from existing producing properties and new producing properties that may be discovered through exploration of the Company's acreage by third parties or by the Company itself. Funds may also be provided through external financing in the form of debt or equity. There can be no assurances as to the extent and availability of these sources of funding.

         In September 1997, the Company engaged Dain Rauscher Wessels (formerly Rauscher Pierce Refsnes, Inc.) as its financial advisor in evaluating strategic alternatives available to the Company, including a sale of the Company, a merger with another company and other forms of business combinations. The consummation of any such transaction could result in a material increase or decrease in the Company's liquidity, depending on the structure of the transaction. As of the date of this report, the Company is not aware of any demands, commitments or events which will result in its liquidity increasing or decreasing in a material way. The Company presently has no debt and maintains its excess cash funds in interest-bearing deposits. From time to time, the Company may receive lease bonuses that cannot be anticipated and, when funds are available, the Company may elect to participate in exploratory ventures. The Company also may acquire producing oil and gas assets which could require the use of debt.

         Management believes that sufficient funds are available internally to meet anticipated capital requirements for fiscal 1998.

         The Company has used $1,137,946 of its cash reserves to purchase 432,700 shares of its Common Stock, as of March 31, 1998. These purchases were made pursuant to stock repurchase programs authorized by the Board of Directors on October 10, 1995, of up to 100,000 shares of Common Stock, a second stock repurchase program on April 22, 1996, of up to 150,000 shares of common stock and a third stock repurchase program on April 21, 1997, of up to 300,000 shares of common stock. As of May 12, 1998, the Company had purchased an aggregate of 182,700 shares at a purchase price of $506,918 under the third repurchase program. The repurchases of the Company's shares of Common Stock were made in unsolicited open-market purchases, at market (not premium) prices, without fixed terms and not contingent upon the tender of a fixed minimum number of shares or in response to a third party bid and otherwise in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

                          TOREADOR ROYALTY CORPORATION

                    For the three months ended March 31, 1998

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 1998 VS.
      THREE MONTHS ENDED MARCH 31, 1997

         Revenues for the first quarter of 1998 were $844,725 versus $825,150 for the same period in 1997. Oil and gas sales were $635,745 on volumes of 19,977 Bbls of oil and 147,656 Mcf of natural gas as compared to $677,835 on volumes of 17,859 Bbls and 79,323 Mcf in 1997. The decrease of $42,090 in oil and gas sales reflects lower oil and gas prices outweighing higher oil and gas volumes. Oil volumes increased 11.9% primarily reflecting the Company's participation in the exploratory drilling programs that occurred on its minerals in the fourth quarter of 1997 and, in part, the first quarter of 1998. Gas volumes increased 86.1% reflecting the acquisition of some gas properties in mid-1997 and production increases from some older properties. The average price on oil sales decreased 32.7% to $15.33/Bbl in 1998 compared to $22.79/Bbl in 1997. Likewise, the average price for gas sales decreased 34.6% to $2.23/Mcf in 1998 from $3.41/Mcf in 1997. Lease bonuses and rentals increased to $168,664 in 1998 versus $109,938 in 1997. Interest and other income was $40,316 in 1998 up from $37,377 in 1997.

         Costs and expenses for the first quarter of 1998 were $569,333 in 1998 versus $582,239 for the same period in 1997. Lease operating expenses increased to $168,713 in 1998 from $138,215 in 1997 due to the Company's increased level of participation in the exploratory drilling programs on its minerals in the fourth quarter of 1997 and an acquisition of producing oil and gas properties made in 1997. Dry holes and abandonments increased to $71,176 in 1998 from $53,455 in 1997. Depreciation, depletion and amortization increased 61.1% to $92,775 in 1998 from $57,588 in 1997, reflecting the Company's continued level of participation in the exploratory drilling programs on its minerals and a downward revision to the proved developed reserves as of December 31, 1997, created by a combination of some under-performing properties and lower oil and gas prices. Geological and geophysical expenses decreased 21.4% to $58,182 in 1998 from $74,014 in 1997, reflecting a reduction in consulting engineering expenses. Excluding the settlement of benefit plans, general and administrative expenses decreased 22.3% to $178,487 from $229,796 a year ago, primarily reflecting a reduction in salaries.

         The Company recognized net income of $182,150, or $0.04 per share (basic), for the first quarter of 1998 versus net income of $164,952, or $0.03 per share (basic), for the same period in 1997.

                          TOREADOR ROYALTY CORPORATION

                                 March 31, 1998

                           PART II. OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

         On April 27, 1998, the Company announced that it is actively seeking acquisition and merger partners through its financial advisor, Dain Rauscher Wessels. Toreador plans to continue its ongoing business if no satisfactory proposal emerges.

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

                                        TOREADOR ROYALTY CORPORATION,
                                                Registrant



                                        /S/     John Mark McLaughlin
                                        ---------------------------------------
                                                John Mark McLaughlin,
                                                Chairman and President


May 12, 1998

                          TOREADOR ROYALTY CORPORATION

                                 March 31, 1998

                                INDEX TO EXHIBITS


      Exhibit
      Number                         Exhibits
     ---------    -------------------------------------------------------------

        27        -   Financial Data Schedule
        99        -   Press Release dated April 27, 1998