Form 10-Q
period 1998-09-30
TOREADOR ROYALTY CORP
filed 1998-11-17
CIK 98720

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                           EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                           EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                          Commission file number 0-2517


                          TOREADOR ROYALTY CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                                             75-0991164
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

       4809 Cole Avenue, Suite 108
                  Dallas, Texas                                  75205
-----------------------------------------------                ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (214) 369-0080

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X               No
                                -----                 -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at September 30, 1998
--------------------------------               ---------------------------------
Common Stock, $0.15625 par value                     5,160,671 shares

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TOREADOR ROYALTY CORPORATION

CONSOLIDATED BALANCE SHEET


                                                                       Sept. 30      December 31,
                                                                         1998            1997
                                                                     -----------     -----------
                                                                     (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                        $ 3,121,770     $ 2,876,652
    Accounts receivable                                                  185,742         334,851
    Marketable securities                                                127,130            --
    Federal income tax receivable                                        109,604          62,307
    Deferred tax benefit                                                     791          15,945
    Other current assets                                                  19,030          26,956
                                                                     -----------     -----------
      Total current assets                                             3,564,067       3,316,711
                                                                     -----------     -----------

Properties and equipment, less accumulated
        depreciation, depletion and amortization                       3,408,910       3,210,074

      Total assets                                                   $ 6,972,977     $ 6,526,785
                                                                     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                         $   234,640     $   309,590

      Total current liabilities                                          234,640         309,590
                                                                     -----------     -----------
      Total liabilities                                                  234,640         309,590
                                                                     -----------     -----------

Stockholders' equity:
    Preferred stock, $1.00 par value, 4,000,000
        shares authorized; none issued                                      --              --
    Common stock, $0.15625 par value, 10,000,000 shares
        authorized; 5,599,071 and 5,356,571 shares issued                874,855         838,683
    Capital in excess of par value                                     4,288,428       3,646,834
    Retained earnings                                                  2,729,743       2,791,117
                                                                     -----------     -----------
                                                                       7,893,026       7,276,634
    Treasury stock at cost:  438,400 shares and
        408,400 shares                                                (1,154,689)     (1,059,439)
                                                                     -----------     -----------

      Total stockholders' equity                                       6,738,337       6,217,195
                                                                     -----------     -----------

      Total liabilities and stockholders' equity                     $ 6,972,977     $ 6,526,785
                                                                     ===========     ===========


  The Company uses the successful efforts method of accounting for its oil and gas producing activities.

        See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)


                                                        For the Three Months Ended      For the Nine Months Ended
                                                               Sept. 30,                       Sept 30,
                                                      ---------------------------     ---------------------------
                                                         1998            1997            1998            1997
                                                      -----------     -----------     -----------     -----------
Revenues:
    Oil and gas sales                                 $   396,962     $   513,409     $ 1,487,650     $ 1,640,946
    Lease bonuses and rentals                                --           150,890         168,664         263,628
    Interest and other income                              50,263          35,532         130,581         112,872
                                                      -----------     -----------     -----------     -----------

      Total revenues                                      447,225         699,831       1,786,895       2,017,446

Costs and expenses:
    Lease operating expense                                96,206         138,072         412,253         418,217
    Dry holes and abandonments                               --               800         100,207          64,322
    Depreciation, depletion and amortization              150,913          64,052         358,659         178,394
    Geological and geophysical                            109,388         303,202         244,189         456,691
    General and administrative                            340,180         154,837         765,108         674,073
    Settlement of benefit plans                              --            58,483            --           173,971
                                                      -----------     -----------     -----------     -----------
      Total costs and expenses                            696,687         719,446       1,880,416       1,965,668
                                                      -----------     -----------     -----------     -----------


Income (loss) before federal income taxes                (249,462)        (19,615)        (93,521)         51,778

Provision (benefit) for federal income taxes              (84,717)        (16,159)        (32,143)          6,611
                                                      -----------     -----------     -----------     -----------

Net income (loss)                                     $  (164,745)    $    (3,456)    $   (61,378)    $    45,167
                                                      ===========     ===========     ===========     ===========

Basic income (loss) per share                         $     (0.03)    $     (0.00)    $     (0.01)    $      0.01
                                                      ===========     ===========     ===========     ===========

Diluted income (loss) per share                       $     (0.03)          (0.00)    $     (0.01)    $      0.01
                                                      ===========     ===========     ===========     ===========

Weighted average shares outstanding
Basic                                                   5,160,671       4,949,791       5,067,694       5,059,964
Diluted                                                 5,160,671       4,949,791       5,067,694       5,072,296





           See accompanying notes to the consolidated financial statements.

TOREADOR ROYALTY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                                       For the Nine Months Ended
                                                                               Sept 30,
                                                                     ---------------------------
                                                                         1998            1997
                                                                     -----------     -----------
Cash flows from operating activities:
    Net income (loss)                                                $   (61,378)    $    45,167
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation, depletion and amortization                           358,659         178,394
      Loss on sale of asset                                                 --               151
      Dry holes and abandonments                                         100,207          64,322
      Decrease in accounts receivable                                    149,109         371,768
      Decrease (increase)  in federal income tax receivable              (47,297)         (4,251)
      Decrease in pension obligation                                        --           145,687
      Decrease (increase) in other current assets                          7,929         (36,985)
      Decrease in accounts payable and accrued liabilities               (74,950)       (202,848)
      Decrease (increase) in deferred tax benefit                         15,154         (62,523)
      Increase (decrease) in deferred tax liability                         --            21,612
                                                                     -----------     -----------
        Net cash provided (used) by operating activities                 447,434         520,494
                                                                     -----------     -----------

Cash flows from investing activities:
     Purchase of marketable securities                                      --              --
     Expenditures for oil and gas property and equipment                (784,832)       (334,600)
     Purchase of furniture & fixtures                                       --              (107)
     Proceeds from sale of assets                                           --            26,200
     Proceeds from lease bonuses and rentals                                --            81,187
                                                                     -----------     -----------
        Net cash used by investing activities                           (784,832)       (227,320)
                                                                     -----------     -----------

Cash flows from financing activities:
    Sale of stock                                                        677,766          22,219
    Purchase of treasury stock                                           (95,250)       (515,330)
                                                                     -----------     -----------
        Net cash provided (used) by financing activities                 582,516        (493,111)
                                                                     -----------     -----------

Net increase (decrease) in cash and cash equivalents                     245,118        (199,937)

Cash and cash equivalents, beginning of period                         2,876,652       3,074,111
                                                                     -----------     -----------
Cash and cash equivalents, end of period                             $ 3,121,770     $ 2,874,174
                                                                     ===========     ===========

Supplemental schedule of cash flow information:
     Cash received during the period for income taxes                $      --       $    58,589
     Cash paid during the period for income taxes                    $      --       $   110,362




        See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three and nine months ended September 30, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the 1997 Annual Report on Form 10-K of Toreador Royalty Corporation (the "Company"). In the opinion of the Company's management, the information furnished herein reflects all adjustments consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the nine months ended September 30, 1998 may not necessarily be indicative of the results for the year ending December 31, 1998. Certain previously reported financial information has been reclassified to conform to the current period's presentation.

NOTE 2 - MARKETABLE SECURITIES

         On September 30, 1998, the Company purchased certain marketable securities for $127,130. These securities are available for sale and, accordingly, all unrealized gains or losses will be recorded as a component of comprehensive income.

NOTE 3 - NON-PRODUCING MINERAL AND ROYALTY INTERESTS

         Principal properties include mineral fee interests acquired by the Company during 1951 and 1958. These interests total approximately 530,000 net mineral acres underlying approximately 870,000 surface acres in the Texas Panhandle and West Texas. It is recognized that the ultimate realization of the investment in these properties is dependent upon future exploration and development operations which are dependent upon satisfactory leasing and drilling arrangements with others and a favorable oil price environment. Additionally, the Company owns working or royalty interests in Texas, New Mexico, Oklahoma, Arkansas, Louisiana and Colorado.

NOTE 4 - INTEREST AND OTHER INCOME

         Items in interest and other income consist of:

                                                                  Three Months Ended        Nine Months Ended
                                                                     September 30,            September 30,
                                                                ----------------------    ----------------------
                                                                  1998         1997         1998         1997
                                                                ---------    ---------    ---------    ---------
Interest                                                        $  43,131    $  35,532    $ 119,744    $ 111,728
Other Income                                                        7,132         --         10,837        1,144
                                                                ---------    ---------    ---------    ---------

                                                                $  50,263    $  35,532    $ 130,581    $ 112,872
                                                                =========    =========    =========    =========

                          TOREADOR ROYALTY CORPORATION

             For the three and nine months ended September 30, 1998

NOTE 5 - COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." To date, the adoption of this Statement has had no effect on the Company's financial statements.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

         DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any forward-looking statements herein are subject to certain risks and uncertainties inherent in petroleum exploration, development and production, including, but not limited to the risk that no commercially productive oil and gas reservoirs will be encountered; the risk that acquisitions of additional producing properties may not be feasible, or that such acquisitions may not be profitable; inconclusive results from 3-D seismic projects; delays or cancellation of drilling operations as a result of a variety of factors; volatility of oil and gas prices due to economic and other conditions; intense competition in the oil and gas industry; operational risks (e.g., fires, explosions, blowouts, cratering and loss of production); insurance coverage limitations and requirements; and potential liability imposed by intense governmental regulation of oil and gas production; all of which are beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and otherwise in this report.

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

         Since the middle of 1996, the Company has successfully accelerated the evaluation of several areas of its mineral acreage as well as increased its ownership in any reserves that were discovered by acquiring working interests on selected 3-D seismic projects and any wells drilled as a result of such geological activity.

                          TOREADOR ROYALTY CORPORATION

             For the three and nine months ended September 30, 1998

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         While the Company continues to actively pursue exploration and development opportunities on its own mineral acreage, the current depressed level of crude oil prices is likely to reduce the number of third party proposals received with regard to these properties. As a result, the Company will expand its exploration focus to geologic regions, particularly those areas with proven and attractive gas reserves, which can provide potentially, better rates of return on the Company's capital resources. The Company also plans to evaluate 3-D seismic projects or drilling prospects, generated by third party operators. If judged geologically and financially attractive by the Company's management, the Company will enter into joint ventures on those third party projects or prospects which are within the capital exploration budget approved by the Company's Board of Directors.

         The Company also intends to actively evaluate opportunities to acquire producing properties that for reasons related to the negative impact of current crude oil prices represent unique opportunities for the Company to add additional reserves to its reserve base. Any such acquisitions will be financed using cash on hand, third party sources, existing credit facilities or any combination thereof.

         At the present time, the primary source of capital for financing the Company's operations is its cash flow from operations. On November 13, 1997, the Company obtained a $10 million credit facility from Compass Bank. This credit facility has a current borrowing base limitation of $3.5 million which the Company may use to fund acquisition and development of oil and gas properties. To date, the Company has not drawn any amounts under the facility.

         Under the terms of this credit facility, as amended from time to time, the interest rate is dependent on the Principal Debt then outstanding. For Principal Debt equal to or less than 80% of the Borrowing Base then in effect, the unpaid principal balance of the Note is subject to a fluctuating interest rate (per annum) equal to the fluctuating CBIR Rate (or prime) less 0.5%. For Principal Debt greater than 80% of the Borrowing Base then in effect, the unpaid principal balance of the Note is subject to a fluctuating interest rate (per annum) equal to the fluctuating CBIR Rate. Unpaid balances are paid quarterly commencing January 1, 1998. Borrowings up to $1.5 million are unsecured. The credit facility contains a Letter of Credit subfeature which imposes a fee of 0.875% per annum on the face amount of the Letter of Credit, with a minimum of $350. The Company is subject to an Unused Commitment Fee computed at the rate of 0.375% per annum on the average daily unused portion of the commitment. Such fee is payable quarterly in arrears beginning January 1, 1998.

         The credit facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets and the payment of dividends, change of control and management and require the Company to meet certain financial tests. In this regard, the Company has recently decided to take a working interest in two 3-D seismic projects, one located in south Texas and the other located in northern California. The Company has estimated that the total capital outlay for these projects will be approximately $360,000 for 1998 and approximately $550,000 for 1999. The Company believes it will use existing cash resources to finance these commitments.

                          TOREADOR ROYALTY CORPORATION

             For the three and nine months ended September 30, 1998

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The Company has recently entered into an agreement regarding the acquisition of various mineral and royalty interests in properties located in Alabama, Louisiana and Mississippi. The Company currently intends to use a combination of its existing cash balances, the credit facility and other third party sources to finance this acquisition which has a purchase price of approximately $13,000,000. The acquisition is subject to a number of conditions, including due diligence, and therefore no assurance can be given that this acquisition will be consummated. However, the Company believes it will continue to seek other similar acquisitions to the extent this acquisition is not consummated or otherwise.

         Other than as set forth above, as of the date of this report, the Company is not aware of any demands, commitments or events that will result in its liquidity increasing or decreasing in a material way. The Company presently has no debt and maintains its excess cash funds primarily in interest-bearing deposits and in marketable securities. From time to time, the Company may receive lease bonuses that cannot be anticipated and, when funds are available, the Company may elect to participate in exploratory ventures. In addition to the properties described above, the Company also may acquire other producing oil and gas assets, which could require the use of debt including the aforementioned credit facility or other forms of financing.

         Management believes that sufficient funds are available from internal sources, its available credit facility and other third party sources to meet anticipated capital requirements for fiscal 1998.

         The Company has entered into a technical services agreement and sublease with Wilco Properties, Inc., effective October 1, 1998. Services stipulated under the technical services agreement include, but are not limited to: i) geological and geophysical consulting, ii) accounting and tax services and iii) land and lease records services. The Company believes the effect of this agreement and the sublease of new space provides a larger array of services and rental space at more economical rates, thus creating savings and higher efficiency for the Company.

         The Company has used $1,137,946 of its cash reserves to purchase 432,700 shares of its Common Stock, as of September 30, 1998. These purchases were made pursuant to stock repurchase programs authorized by the Board of Directors on October 10, 1995, of up to 100,000 shares of Common Stock, a second stock repurchase program on April 22, 1996, of up to 150,000 shares of common stock and a third stock repurchase program on April 21, 1997, of up to 300,000 shares of common stock. As of November 11, 1998, the Company had purchased an aggregate of 182,700 shares at a purchase price of $506,918 under the third repurchase program. No repurchases of the Company's stock have been made since February 23,1998. The repurchases of the Company's shares of Common Stock were made in unsolicited open-market purchases, at market (not premium) prices, without fixed terms and not contingent upon the tender of a fixed minimum number of shares or in response to a third party bid and otherwise in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

                          TOREADOR ROYALTY CORPORATION

             For the three and nine months ended September 30, 1998

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         As of July 23, 1998, the Company's Board of Directors determined to discontinue the policy of share repurchases for the time being and instead to use the Company's excess cash resources toward funding the Company's participation in third party operated 3-D projects or drilling prospects and acquisition of producing oil and gas properties.

         During the first nine months of 1998, the Company received a total of $677,766 as a result of the exercise of stock options to purchase the Company's Common Stock by two former employees. Those options related to 200,000 and 31,500 shares with exercise prices of $3.00 and $2.46875 per share, respectively. As of June 15, 1998, neither of the two former employees held the right to exercise options for additional shares of the Company's Common Stock. Funds received from the exercise of these stock options were added to the Company's working capital and used for general corporate purposes.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 1998 VS.
      THREE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues for the third quarter of 1998 were $447,225 versus $699,831 for the same period in 1997. Oil and gas sales were $396,962 on volumes of 21,191 Bbls of oil and 79,091 Mcf of natural gas as compared to $513,409 on volumes of 16,162 Bbls and 85,545 Mcf in 1997. This 22.7% decrease in oil and gas sales reflects the impact of lower oil prices despite the higher oil volumes coupled with lower gas volumes and lower gas prices. The average price for third quarter 1998 oil sales decreased 34.1% to $11.45/Bbl compared to $17.38/Bbl for the same quarter in 1997. The average price for third quarter 1998 gas sales decreased 28.1% to $1.92/Mcf compared to $2.67/Mcf for the same period in 1997. There were no lease bonuses and rentals for the third quarter of 1998 versus $150,890 for the same period in 1997. Interest and other income were $50,263 in the third quarter of 1998 versus $35,532 for the third quarter of 1997.

         Costs and expenses for the third quarter of 1998 were $696,687 in 1998 versus $719,446 for the same period in 1997. Lease operating expenses decreased 30.3% to $96,206 in 1998 from $138,072 in 1997. Depreciation, depletion and amortization increased 135.6% to $150,913 in 1998 from $64,052 in 1997, primarily reflecting downward reserve adjustments made at year ended December 31, 1997. Geological and geophysical expenses decreased 119.7% to $109,388 in 1998 from $303,202 in 1997, primarily reflecting the fact that no 2-D or 3-D seismic surveys were conducted on the Company's minerals where the Company participated in the costs of such expenses. General and administrative expenses increased 63.9% to $340,180 from $154,837 a year ago. This increase in general and administrative expense resulted primarily from i) the payment of one-time severance charges resulting from the termination of a long-term consulting contract with one individual; ii) the payment of a "break-up" fee of $50,000 to Dain Rauscher Wessels for their efforts regarding the evaluation of strategic alternatives and the unsuccessful sale of the Company; and iii) legal and other expenses that resulted from the reorganization of the Company's Board of Directors and subsequent changes to reduce expenses in the daily operation of the Company.

                          TOREADOR ROYALTY CORPORATION

             For the three and nine months ended September 30, 1998

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company recognized a net loss of $164,745, or $0.03 per share (basic), for the third quarter of 1998 versus a net loss of $3,456, or $0.00 per share (basic), for the same period in 1997.

RESULTS OF OPERATIONS

   NINE MONTHS ENDED SEPTEMBER 30, 1998 VS.
      NINE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues for the nine months ended September 30, 1998 were $1,786,895 versus $2,017,446 for the same period in 1997. Oil and gas sales for the nine months ended September 30, 1998 were $1,487,650 on volumes of 69,172 Bbls of oil and 278,526 Mcf of natural gas as compared to $1,640,946 on volumes of 53,255 Bbls and 245,437 Mcf for the same period in 1997. The $9.3% decrease in oil and gas sales reflects the impact of lower oil and gas prices, which offset the increase in oil and gas volumes. Average oil prices decreased 31.0% to $13.28/Bbl for the nine months ended September 30, 1998 from $19.24/Bbl for the nine months ended September 30, 1997. Average gas prices decreased 18.7% to $2.04/Mcf for the nine months ended September 30, 1998 from $2.51/Mcf for the nine months ended September 30, 1997. Lease bonuses and rentals decreased to $168,664 for the nine months ended September 30, 1998 compared to $263,628 for the prior-year nine-month period. This 36.0% decrease was primarily a reflection of third party operators decreased interest in the Company's minerals during the period of depressed oil prices existing in the industry. Interest and other income for the nine months ended September 30, 1998 was $130,581 in 1998, up 15.9% from $112,872 for the same period in 1997. This increase primarily reflects the reduced exploration activity on the Company's minerals and the need to draw on its cash reserves.

         Costs and expenses for the nine months ended were $1,880,416 in 1998 versus $1,965,668 for the same period in 1997. Lease operating expenses decreased slightly to $412,253 for the nine months ended September 30, 1998 from $418,217 for the same period in 1997. Dry holes and abandonments increased to $100,207 for the nine period ended September 30, 1998 from $64,322 for the nine months ended September 30, 1997 reflecting the Company's increased participation in exploration projects on its minerals, most of which occurred in the first quarter of 1998. Depreciation, depletion and amortization increased 101.0% to $358,659 for the first nine months in 1998 from $178,394 for the same period in 1997, reflecting more property owned by the Company and downward reserve adjustments made at year ended December 31, 1997. Geological and geophysical expenses decreased 46.5% to $244,189 for the nine months ended September 30, 1998 from $456,691 for the prior-year period primarily as a result of reduced geophysical activity on the Company's mineral acreage. General and administrative expenses increased to $765,108 for the nine months ended September 30, 1998 from $674,073 for the same period a year ago. This increase in general and administrative expense resulted primarily from i) the payment of one-time severance charges resulting from the termination of a long-term consulting contract with one individual; ii) the payment of a "break-up" fee of $50,000 to Dain Rauscher Wessels for their

                          TOREADOR ROYALTY CORPORATION

             For the three and nine months ended September 30, 1998

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

efforts regarding the evaluation of strategic alternatives and the unsuccessful sale, merger or any combination thereof of the Company; and iii) legal and other expenses that resulted from the reorganization of the Company's Board of Directors and subsequent changes to reduce expenses in the daily operation of the Company.

         The Company recognized a net loss of $61,378 or $0.01 per share (basic), for the nine months ended September 30, 1998 versus net income of $45,167, or $0.01 per share (basic), for the same period in 1997.

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

YEAR 2000

         The Company has completed the initial assessment of its computer systems and other operational equipment to determine what systems and equipment may be impacted by the year 2000 problem. The Company presently believes that it will be able to implement successfully the required systems and equipment modifications necessary to make the Company Year 2000 compliant by mid-1999. Based on the Company's assessment of its computer systems and other operational equipment to date, the Company believes that the potential impact, if any, of it not timely implementing the necessary modifications to become Year 2000 compliant would not be material to the operations of the Company. The Company has incurred over $10,000 to date for software and equipment modifications necessary to become Year 2000 compliant. The Company currently estimates that the total costs that will be incurred in this process will not be in excess of $25,000.

         The Company has initiated formal communication with its significant business partners to determine the extent to which the Company is vulnerable to these third parties' failure to remedy their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

         Based on the Company's assessment of the Year 2000 issue to date, the Company has not identified any areas that may require a contingency plan. The Company recognizes that it may become necessary to establish contingency plans as conditions dictate in the future.

                          TOREADOR ROYALTY CORPORATION

                               September 30, 1998

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS -- Inapplicable.

ITEM 2.   CHANGES IN SECURITIES -- Inapplicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES -- Inapplicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- Inapplicable.

ITEM 5.   OTHER INFORMATION -- Inapplicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TOREADOR ROYALTY CORPORATION,
                                                       Registrant

                                     /S/      G. Thomas Graves III
                                     ------------------------------------------
                                              G. Thomas Graves III,
                                     President and Chief Executive Officer

November 16, 1998

                          TOREADOR ROYALTY CORPORATION

                               September 30, 1998

                                INDEX TO EXHIBITS


      Exhibit
      Number                                   Exhibits
   --------------     ----------------------------------------------------------
        27        -   Financial Data Schedule