Form 10-K
period 1998-12-31
TOREADOR ROYALTY CORP
filed 1999-04-15
CIK 98720

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _______________

                        COMMISSION FILE NUMBER: 0-02517

                          TOREADOR ROYALTY CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                                    75-0991164
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)


         4809 COLE AVENUE
             SUITE 108
            DALLAS, TEXAS                                    75205
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (214) 369-0080

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

        Title of each Class:                  Name of each exchange on which registered:
        --------------------                  ------------------------------------------
COMMON STOCK, PAR VALUE $.15625 PER SHARE        NASDAQ NATIONAL MARKET SYSTEM
PREFERRED STOCK PURCHASE RIGHTS                  NASDAQ NATIONAL MARKET SYSTEM

                        -------------------------------

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

     The aggregate market value of the voting stock of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of March 17, 1999 was $7,714,901. (For purposes of determination of the foregoing amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

     The number of shares outstanding of the registrant's Common Stock, par value $.15625, as of March 17, 1999, was 5,205,671 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders, expected to be filed on or prior to April 30, 1999, are incorporated by reference into Part III of this Form 10-K.

                               TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                       ----

PART I   ...............................................................................................................-1-
         ITEM 1.  BUSINESS..............................................................................................-1-
         ITEM 2.  PROPERTIES...........................................................................................-11-
         ITEM 3.  LEGAL PROCEEDINGS....................................................................................-18-
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................-18-

PART II  ..............................................................................................................-18-
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS..............................................................................................-18-
         ITEM 6.  SELECTED FINANCIAL DATA..............................................................................-19-
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATION.................................................................................-21-
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................-25-
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................-25-
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE.................................................................................-26-

PART III ..............................................................................................................-27-
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.   ..............................................-27-
         ITEM 11.  EXECUTIVE COMPENSATION.   ..........................................................................-27-
         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.   ..................................-27-
         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.   ..................................................-27-
         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. ..................................-28-

INDEX TO EXHIBITS......................................................................................................-28-

                                     PART I

FORWARD-LOOKING STATEMENTS

     Before you invest in the Common Stock of Toreador Royalty Corporation, you should be aware that there are various risks associated with an investment, including the risks described below and risks that we highlighted in other sections of this report. You should consider carefully these risk factors together with all of the other information included in this report before you decide to purchase shares of our Common Stock.

     Some of the information in this report may contain forward-looking statements. We use words such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue," or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they: (1) discuss future expectations; (2) contain projections of results, operations or of our financial conditions; or (3) state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or over which we have no control. When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. The risk factors noted in this section and other factors noted throughout this report, provide example of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement.

ITEM 1.  BUSINESS.

GENERAL

     Toreador Royalty Corporation, a Delaware corporation, ("Toreador" or the "Company") is an independent oil and gas company engaged in oil and gas exploration, development, production and acquisition activities. We principally conduct our business through our ownership of perpetual mineral and royalty interests in approximately 2,579,000 gross (1,356,000 net) acres. These properties include 804,000 gross (480,000 net) acres located in the Texas Panhandle and West Texas. Collectively we refer to these properties as the "Texas Holdings." In Alabama, Mississippi and Louisiana, we own 1,775,000 gross (876,000 net) acres that we collectively describe as the "Southeastern States Holdings." For a more detailed description of these properties please see "Item
2. Properties."

     We acquired the Southeastern States Holdings on December 16, 1998. These new properties significantly increased our cash flow and added to our proven reserve base. These properties are located in geologic provinces that are much more likely to produce natural gas as opposed to oil. As a result, we were able to improve our reserve mix to a point that is now approximately 60% natural gas versus 40% oil. Our new holdings will provide us with growth potential, cash flow and proved reserves that are more evenly balanced so as to enable us to more successfully weather severe downturns in the price of crude oil. In addition, by purchasing minerals located in every county of Alabama and Mississippi, we have added both geological and geographical diversity to our asset base.

     See "Glossary of Selected Oil and Natural Gas Oil Terms" at the end of this
Item 1 for a definition of certain terms defined in this report.

HISTORY

     Toreador Royalty Corporation was incorporated in 1951. The history of our Texas Holdings dates back to the formation of the Matador Land & Cattle Company in 1882. Scottish investors assembled approximately one million acres of land that was located in what is now the Texas Panhandle and West Texas. When this property was sold in 1951, Toreador was formed and assigned 50% of the mineral rights under the ranch acreage. Later, we acquired an additional 25% of the mineral rights under a number of the original ranch properties.

     As of December 31, 1998, a total of 201 exploration and development wells had been drilled on our Texas Holdings. Overall, well density is approximately one well per 4,400 acres. In certain sections, well density is less than one well per 20,000 acres.

BUSINESS STRATEGY

     After a change in senior management in July 1998, our board of directors joined with management in redefining our operating strategy. This shift in strategic focus was made both as a response to the steep drop in crude oil prices then underway and the desire to broaden the base of our operations. The principal elements of our present strategic focus are as follows:

          o Continue to promote exploration and development activity on our Texas Holdings, but in doing so, limit the participation of our Company to that of a mineral interest owner.

          o Expand the level of direct working interest participation as a non-operator by our Company in exploration projects that provide exposure in drilling opportunities for both multiple prospects and multiple pay zones. We expect these to be generated by experienced third party operators using current generation three-dimensional ("3-D") seismic technology.

          o Pursue opportunities to make high quality property acquisitions that are often unique to depressed product price environments.

          o Identify and dispose of non-strategic assets, focusing first on those properties in our Texas Holdings.

DEVELOPMENTS DURING 1998

     MANAGEMENT CHANGE

     G. Thomas Graves III was elected President and Chief Executive Officer at the conclusion of our annual shareholder meeting which was held on July 23, 1998. Other changes included the election of four new members of the board of directors.

     NEW PROJECTS

     As part of our strategy to participate in third party generated and operated 3-D seismic projects in geologic regions outside of our Texas Holdings, our Company is engaged in two 3-D seismic projects that could add significant gas reserves.

     SOUTH ORANGE GROVE 3-D PROJECT. The Company has acquired a 12.5% working interest and an approximate 9.5% net revenue interest in a 44 square mile 3-D seismic project in Jim Wells County, Texas. This project, which is located 35 miles west-northwest of Corpus Christi, Texas, is designed to identify and test shallow, fault- bounded structural closures as well as stratigraphic complexities in the Miocene, Frio, Vicksburg and deeper Yegua horizons in and around existing fields. These existing fields are older and contain relatively few modern exploratory wells. The project is targeting gas reserves from depths ranging from 800 feet to 8,100 feet. As of March 17, 1999, the operator, who has had good exploration success in the same general area, had completed the acquisition of 3-D seismic data and was in the processing phase of the project. The interpretation phase is expected to be completed by May 1999 and, assuming positive results from the interpretation of the data, drilling could commence as early as the latter portion of the second quarter of 1999.

     KIRBY HILLS 3-D PROJECT. The Company has acquired a 12.5% working interest and an approximate 9.4% net revenue interest in a 20 square mile 3-D seismic project in Solano County, California. This project, which is located in the Sacramento Basin of northern California, is designed to identify structural closures within in an established gas producing area. The objective formations, the Wagenet, Domengine and Nortonville, range in depth from 1,500 feet to 5,400 feet. As of March 17, 1999, the operator's lease acquisition program was still underway. Acquisition of seismic data is expected to begin May 1999. Processing and interpretation should take approximately two months once data acquisition is complete. Assuming positive results from the interpretation of the data, drilling could begin as early as the third quarter of 1999.

     ACQUISITIONS

     As part of our strategy to actively pursue high quality property acquisition opportunities, we reviewed a number of prospective candidates during the third and fourth quarters of 1998.

     HOWELL MINERAL ACQUISITION. On December 16, 1998, we purchased certain oil, gas and other mineral and royalty interests located in Alabama, Louisiana and Mississippi from Howell Petroleum Corporation. The purchase price before final closing adjustments for these interests was $13.0 million. The purchase price was funded with our cash ($4.4 million) and loans from Compass Bank, Dallas ($8.6 million). The properties acquired consist of those previously described as "Southeastern States Holdings." Non-producing acreage comprises approximately 98% of the total properties acquired. The producing interests, that make up the remaining 2% of the total, include interests in approximately 400 oil and gas wells. This acquisition had an effective date of November 1, 1998 and the acquired interests were estimated to contain 7.95 Bcfe of proved reserves as of that date. During the evaluation of our total proved reserves as of December 31, 1998, our outside consulting engineering, Harlan Consulting, increased the original estimate of total proved reserves acquired to 9.56 Bcfe. This latest evaluation shows the acquired reserves are a mix of approximately 71% gas and 29% oil.

     FINANCING ACTIVITIES

     A portion of the purchase price of the Howell property acquisition was financed through a private placement of $4.0 million of the Company's Series "A" Convertible Preferred Stock. This was sold pursuant to a securities purchase agreement effective December 16, 1998 to various outside investors that included four directors of the Company. These preferred shares were sold for a face value of $25.00. The annual dividend paid is $2.25, which results in an annual yield of 9.0%. At the option of the holder, a preferred share can be converted into shares of the Company's common stock at a price of $4.00 per common share. For additional information regarding the terms of the preferred stock, please see "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

MARKETS AND COMPETITION

     Our oil and gas production is sold to various purchasers typically in the areas where the oil or gas is produced. Generally, we do not refine or process any of the oil and gas we produce. We are currently able to sell, under contract or in the spot market through the operator, substantially all of the oil and the gas we are capable of producing at current market prices. Substantially all of our oil and gas is sold under short-term contracts or contracts providing for periodic adjustments or in the spot market; therefore, our revenue streams are highly sensitive to changes in current market prices. Our gas markets are pipeline companies as opposed to end users. See "Item 1. Business -- Risk Factors -- Volatility of Oil and Natural Gas Prices" for a discussion of the risks of commodity price fluctuations.

     The oil and natural gas industry is highly competitive. We encounter strong competition from other independent operators and from major oil companies in acquiring properties, in contracting for drilling equipment and in securing trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than those available to us. As a result, our competitors may be able to pay more for desirable leases and they may pay more to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit us.

     We are also affected by competition for drilling rigs and the availability of tubular goods and certain other equipment. While the oil and natural gas industry has experienced shortages of drilling rigs and equipment, pipe and personnel in the past, we are not presently experiencing any shortages and do not foresee any such shortages in the near future. We are unable to predict how long current market conditions will continue.

     Competition for attractive oil and natural gas producing properties, undeveloped leases and drilling rights is also strong, and we cannot assure you that we will be able to compete satisfactorily in acquiring properties. Many major oil companies have publicly indicated their decisions to concentrate on overseas activities and have been actively marketing certain producing properties for sale to independent producers. We cannot assure you that we will be successful in acquiring any such properties.

REGULATION

     General Federal and State Regulation

     From time to time political developments and federal and state laws and regulations affect our operations in varying degrees. Price control, tax and other laws relating to the oil and natural gas industry, changes in such laws and changing administrative regulations affect our oil and natural gas production, operations and economics. There are currently no price controls on oil, condensate or natural gas liquids. To the extent price controls remain applicable after the enactment of the Natural Gas Wellhead Decontrol Act of 1989, we are of the opinion that price controls will not have a significant impact on the prices received by us for natural gas produced in the near future.

     We review legislation affecting the oil and natural gas industry for amendment or expansion. The legislative review frequently increases our regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual members, compliance with which is often difficult and costly and certain of which may carry substantial penalties if we were to fail to comply. We cannot predict how existing regulations may be interpreted by enforcement agencies or the courts, nor whether amendments or additional regulations will be adopted, nor what effect such interpretations and changes may have on our business or financial conditions.

     Matters subject to regulation include:

     o discharge permits for drilling operations;
     o drilling and abandonment bonds or other financial responsibility requirements;
     o reports concerning operations;
     o the spacing of wells;
     o unitization and pooling of properties; and
     o taxation.

     Natural Gas Regulation and the Effect on Marketing

     Historically, interstate pipeline companies generally acted as wholesale merchants by purchasing natural gas from producers and reselling the natural gas to local distribution companies and large end users. Commencing in late 1985, the Federal Energy Regulatory Commission (the "FERC") issued a series of orders that have had a major impact on interstate natural gas pipeline operations, services, and rates, and thus have significantly altered the marketing and price of natural gas. The FERC's key rule making action, Order No. 636, issued in April 1992, required each interstate pipeline to, among other things, "unbundle" its traditional bundled sales services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and standby sales and natural gas balancing services), and to adopt a new rate-making methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes natural gas sales as a merchant in the future, it does so pursuant to private contracts in direct competition with all other sellers, such as Toreador; however, pipeline companies and their affiliates were not required to remain "merchants" of natural gas, and most of the interstate pipeline companies have become "transporters only." In subsequent orders, the FERC largely affirmed the major features of Order No. 636 and denied a stay of the implementation of the new rules pending judicial review. By the end of 1994, the FERC had concluded the Order No. 636 restructuring proceedings, and, in general, accepted rate filings implementing Order No. 636 on every major interstate pipeline. However, even through the implementation of Order No. 636 on individual interstate pipelines is essentially complete, many of the individual pipeline restructuring proceedings, as well as orders on rehearing of Order No. 636 itself and the regulations promulgated thereunder, are subject to pending appellate review and could possibly be changed as a result of future court orders. We cannot predict for you whether the FERC's orders will be affirmed on appeal or what the effects will be on our business.

     We own indirect interests in certain natural gas facilities that we believe meet the traditional tests the FERC has used to establish a company's status as a gatherer not subject to FERC jurisdiction under the Natural Gas Act of 1938. Moreover, recent orders of the FERC have been more liberal in their reliance upon or use of the traditional tests, such that in many instances, what was once classified as "transmission" may now be classified as "gathering." We transport our own natural gas through these facilities. We also transport a portion of our natural gas through gathering facilities owned by others, including interstate pipelines, and the cost and availability of that transportation also could be affected by the developments referred to in the following paragraph.

     In recent years the FERC also has pursued a number of other important policy initiatives which could significantly affect the marketing of natural gas. Some of the more notable of these regulatory initiatives include:

     o a series of orders in individual pipeline proceedings articulating a policy of generally approving the voluntary divestiture of interstate pipeline owned gathering facilities by interstate pipelines to their affiliates (the so-called "spin down" of previously regulated gathering facilities to the pipeline's nonregulated affiliate) and to non-affiliates (a so called "spin off"), a number of which have been approved and implemented;

     o the completion of a rule making involving the regulation of pipelines with marketing affiliates under Order No. 497;

     o the FERC's ongoing efforts to promulgate standards for pipeline electronic bulletin boards and electronic data exchange;

     o    a generic inquiry into the pricing of interstate pipeline capacity;

     o efforts to refine the FERC's regulations controlling operation of the secondary market for released pipeline capacity; and

     o a policy statement regarding market based rates and other non-cost-based rates for interstate pipeline transmission and storage capacity.

Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spin downs" may have the adverse effect of increasing the cost of doing business to some in the industry if the new, unregulated owners of those facilities monopolize them. The FERC has attempted to address some of these concerns in its orders authorizing such "spin downs" by requiring nondiscriminatory access and prohibiting "tying" access to pipeline transportation to other services of an affiliate, imposing certain contract requirements, and retaining jurisdiction if an affiliate undermines open and nondiscriminatory access to the interstate pipeline. The FERC also has imposed additional requirements on interstate pipelines seeking to abandon facilities certificated under the Natural Gas Act of 1938 and to terminate service from both certificated and uncertificated activities. It remains to be seen what effect these activities will have on access to markets and the cost of doing business. Further, some of the orders and regulations of the FERC establishing these initiatives and approving actions thereunder have been appealed and remain subject to further action by an appellate court and the FERC. We cannot predict what the ultimate effect of these and other orders of the FERC will have on our production and marketing, or whether the FERC's orders on these matters will be affirmed by an appellate court. As to all of these recent FERC initiatives, the ongoing, or in some instances, preliminary evolving nature of these regulatory initiatives also makes it impossible at this time for us to predict their ultimate impact on our business.

     Federal Taxation

     The federal government may propose tax initiatives that affect us. We are unable to determine what effect, if any, future proposals would have on product demand or our results of operations.

     State Regulation

     The various states in which we conduct activities regulate our drilling, operation and production of oil and natural gas wells, including the method of developing new fields, spacing of wells, the prevention and cleanup of pollution, and maximum daily production allowables based on market demand and conservation considerations.

     Environmental Regulation

     Exploration, development and production of oil and gas, including operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells. Our domestic activities are subject to a variety of environmental laws and regulations, including, but not limited to:

     o    the Oil Pollution Act of 1990;
     o    the Clean Water Act;
     o    the Comprehensive Environmental Response, Compensation and Liability
          Act;
     o    the Resource Conservation and Recovery Act;
     o    the Clean Air Act; and
     o    the Safe Drinking Water Act,

as well as state regulations promulgated under comparable state statutes. These laws and regulations:

     o    require the acquisition of a permit before drilling commences;
     o restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;
     o limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and
     o impose substantial liabilities for pollution that might result from our operations.

We also are subject to regulations governing the handling, transportation, storage and disposal of naturally occurring radioactive materials that are found in our oil and gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species and impose substantial liabilities for cleanup of pollution.

     Under the Oil Pollution Act, a release of oil into water or other areas designated by the statue could result in Toreador being held responsible for the costs of remediating such a release, specified damages and natural resource damages. The extent of that liability could be extensive, as set forth in the statute, depending on the nature of the release. A release of oil in harmful quantities or other materials into water or other specified areas could also result in Toreador being held responsible under the Clear Water Act for the cost of remediation, and civil and criminal fines and penalties.

     CERCLA and comparable state statutes, also known as "Superfund" laws, can impose joint, several and retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a "hazardous substance" into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions and entities that arrange for the disposal or treatment of, or transport of hazardous substances found at the site. Although CERCLA, as amended, currently exempts petroleum, including, but not limited to, crude oil, gas and natural gas liquids from the definition of hazardous substance, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any.

     RCRA and comparable state and local requirements impose standards for the management, including treatment, storage and disposal of both hazardous and nonhazardous solid wastes. We generate hazardous and non hazardous solid waste in connection with our routine operations. From time to time, proposals have been made that would reclassify certain oil and gas wastes, including wastes generated during pipeline, drilling and production operations, as "hazardous wastes" under RCRA which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact on our operations.

     Because oil and gas exploration and production, and possibly other activities, have been conducted at some of our properties by previous owners and operators, materials from these operations remain on some of our properties and in some instances require remediation. In addition, we have agreed to indemnify the sellers of producing properties from whom we have acquired reserves against certain liabilities for environmental claims associated with such properties. While we do not believe the costs to be incurred by us for compliance and remediating previously or currently owned or operated properties will be material, we cannot guarantee that these potential costs will not result in material expenditures.

     Additionally, in the course of our routine oil and gas operations, surface spills and leaks, including casing leaks, of oil or other materials occur, and we may incur costs for waste handling and environmental compliance. Notwithstanding our lack of control over wells controlled by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributable to us.

     It is not anticipated that we will be required in the near future to expend amounts that are material in relation to our total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, we are unable to predict the ultimate cost of compliance. There can be no assurance that more stringent laws and regulations protecting the environment will not be adopted or that we will not otherwise incur material expenses in connection with environmental laws and regulations in the future.

     Other Proposed Legislation

     The recent trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain crude oil and natural gas exploitation and production wastes as "hazardous wastes" which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on our operating costs, as well as the oil and natural gas industry in general. Initiatives to further regulate the disposal of crude oil and natural gas wastes are also pending in certain states, and these various initiatives could have a similar impact on us. We could incur substantial costs to comply with environmental laws and regulations. In addition to compliance costs, government entities and other third parties may assert substantial liabilities against owners and operators of oil and natural gas properties for oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages, including damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for project investment or result in loss of our properties. Although we maintain insurance coverage we consider to be customary in the industry, we are not fully insured against certain of these risks, either because such insurance is not available or because of high premium costs. Accordingly, we may be subject to liability or may lose substantial portions of properties due to hazards that cannot be insured against or have not been insured against due to prohibitive premium costs or for other reasons. The imposition of any such liabilities on us could have a material adverse effect on our financial condition and results of operations.

EMPLOYEES

     As of March 17, 1999, we employed seven full-time employees. None of our employees are represented by unions or covered by collective bargaining agreements. To date, we have not experienced any strikes or work stoppages due to labor problems and we consider our relations with our employees to be good. As needed, we also utilize the services of independent consultants on a contract basis.

RISK FACTORS

     Effects of Indebtedness

     At December 31, 1998, Toreador's debt to equity ratio was 102%. We may incur additional indebtedness in the future as we execute our acquisition and exploration strategy. See "-- Potential Need for Additional Financing for Continued Growth."

     Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to oil and natural gas prices, our level of production, general economic conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. There can be no assurance that our future performance will not be adversely affected by some or all of these factors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -Liquidity and Capital Resources."

Our level of indebtedness will have several important effects on our future operations, including:

     o a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes,

     o covenants contained in our debt obligations will require us to meet certain financial tests, and other restrictions will limit our ability to borrow additional funds or to dispose of assets and may affect our flexibility in planning for, and reacting to, changes in our businesses, including possible acquisition activities, and

     o our ability to obtain additional financing in the future may be impaired.

A default under our credit facility would permit the lender to accelerate repayments of the loan and to foreclose on the collateral securing the loan, including certain oil and gas properties. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

     Volatility of Oil and Natural Gas Prices

     Our future financial condition and results of operations depend upon the prices we receive for our oil and natural gas and the costs of acquiring, developing and producing oil and natural gas. Currently, oil and natural gas prices are depressed. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are also beyond our control. These factors include, without limitation:

     o    the level of domestic production;
     o    the availability of imported oil and natural gas;
     o    actions taken by foreign oil and natural gas producing nations;
     o    the availability of transportation systems with adequate capacity;
     o    the availability of competitive fuels;
     o    fluctuating and seasonal demand for natural gas;
     o conservation and the extent of governmental regulation of production, weather, foreign and domestic government relations;
     o    the price of domestic and imported oil and natural gas; and
     o    the overall economic environment.

A substantial or extended decline in oil and/or natural gas prices could have a material adverse effect on the estimated value of our natural gas and oil reserves, and on our financial position, results of operations and access to capital. Our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms is substantially dependent upon oil and natural gas prices.

     Past Losses

     We had net losses applicable to common shares of $261,746 and $51,366 for the years ended December 31, 1998 and 1997, respectively. We may continue to incur net losses and, to the extent that natural gas and crude oil prices are low, such losses may be substantial.

     Potential Inability to Develop Additional Reserves

     Our future success as an oil and natural gas producer, as is generally the case in the industry, depends upon our ability to find, develop and acquire additional oil and natural gas reserves that are profitable. If we are unable to conduct successful development activities or acquire properties containing proved reserves, our proved reserves will generally decline as reserves are produced. We cannot assure you that we will be able to locate additional reserves or that we will drill economically productive wells or acquire properties containing proved reserves.

     Capability to Identify All Acquisition Risks

     Generally, it is not feasible for us to review in detail every individual risk involved in an acquisition. Our business strategy includes future acquisitions of producing oil and natural gas properties. Any future acquisitions will require an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other similar factors. Ordinarily, review efforts are focused on the higher- valued properties. However, even a detailed review of certain properties and records may not reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections are not always performed on every well, and potential problems, such as mechanical integrity of equipment and environmental conditions that may require significant remedial expenditures, are not necessarily observable even when an inspection is undertaken. Even if we identify problems, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems.

     The Howell Mineral Acquisition represents a major step in our growth strategy. However, our increased size and scope of operations will present us with significant challenges due to the increased time and resources required in our management effort. Accordingly, there can be no assurance that our future operations can be effectively managed to realize the goals anticipated of the property acquisitions.

     Potential Need for Additional Financing for Continued Growth

     The growth of our business will require substantial capital on a continuing basis. We may be unable to obtain additional capital on satisfactory terms and conditions. Thus, we may lose opportunities to acquire oil and natural gas properties and businesses. In addition, our pursuit of additional capital could result in incurring addition indebtedness or potential dilutive issuances of additional equity securities. We also may utilize the capital currently expected to be available for our present operations. The amount and timing of our future capital requirements, if any, will depend upon a number of factors, including:

     o    drilling costs;
     o    transportation costs;
     o    equipment costs;
     o    marketing expenses;
     o    staffing levels and competitive conditions; and
     o    any purchases or dispositions of assets.

Our failure to obtain any required additional financing could materially and adversely affect our growth, cash flow and earnings.

     Drilling Risks

     Our drilling involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. We may incur significant expenditures for the identification and acquisition of properties and for the drilling and completion of wells. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in the delivery of equipment. In addition, any use by us of 3-D seismic and other advanced technology to explore for oil and natural gas requires greater pre-drilling expenditures than traditional drilling strategies. We cannot assure the success of our future drilling activities.

     Nature of Property Interests

     On the Southeastern States Holdings, we own interests in minerals that include executive rights as well as rights to receive portions of lease bonuses, delay rentals and royalties. On the Texas Holdings, we own interests in minerals that include rights to receive portions of lease bonuses, delay rentals and royalties, except, unlike our Southeastern States Holdings, we generally do not own the executive rights -- the rights to sign leases -- which are typically held by surface owners. Therefore, we must rely on the owners of the executive rights to execute leases of the acreage. In situations in which we have acquired working interests in acreage where we have mineral rights, we have acquired those interests through the signing of leases by holders of the executive rights. While the majority of the owners holding those executive rights have worked closely with us in the past, each acts independently of us in deciding to execute leases. In addition, since our interests are in the form of mineral interests, royalty interests or non-operator working interests, we do not have control over drilling or operating decisions on the properties in which we have an interest.

     Estimates of Oil and Natural Gas Reserves

     Numerous uncertainties are inherent in estimating quantities of proved oil and natural gas reserves, including many factors beyond our control. This report contains an estimate of our proved oil and natural gas reserves and the estimated future net cash flows and revenue generated by the proved oil and natural gas reserves based upon reports of our independent petroleum engineers. Such reports rely upon various assumptions, including assumptions required by the Securities and Exchange Commission, as to constant oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds, and such reports should not be construed as the current market value of the estimated proved reserves. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each property. As a result, such estimates are inherently an imprecise evaluation of reserve quantities and future net revenue. Our actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those we have assumed in the estimate. Any significant variance in our assumptions could materially affect the estimated quantity and value of reserves set forth in this report. In addition, our reserves may be subject to downward or upward revision, based upon production history, results of future exploitation and development, prevailing oil and natural gas prices and other factors.

     Operating Hazards and Uninsured Risks

     Our operations are subject to the risks inherent in the oil and natural gas industry, including the risks of:

     o    fire, explosions, and blowouts;
     o    pipe failure;
     o    abnormally pressured formations; and
     o environmental accidents such as oil spills, gas leaks, ruptures or discharges of toxic gases, brine or well fluids into the environment (including groundwater contamination).

     The occurrence of any of these events could result in substantial losses to Toreador due to:

     o    injury or loss of life;
     o severe damage to or destruction of property, natural resources and equipment;
     o    pollution or other environmental damage;
     o    clean-up responsibilities;
     o    regulatory investigation; and
     o    penalties and suspension of operations.

In accordance with customary industry practice, we maintain insurance against some, but not all, of the risks described above. We cannot assure you that any insurance maintained by us will be adequate to cover any such losses or liabilities. Further, we cannot predict the continued availability of insurance, or availability at commercially acceptable premium levels. We do not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our financial condition and operations.

     From time to time, due primarily to contract terms, pipeline interruptions or weather conditions, the producing wells in which we own an interest have been subject to production curtailments. The curtailments range from production being partially restricted to wells being completely shut-in. The duration of curtailments varies from a few days to several months. In most cases we are provided only limited notice as to when production will be curtailed and the duration of such curtailments. We are not currently experiencing any material curtailment on our production.

     Stock Price Volatility

     Because the volume of trades of shares of our Common Stock held by the public has been low historically, the sale of a substantial number of shares of the Common Stock in a short period of time could adversely affect the market price of the Common Stock.

     Dividends

     We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends on our Common Stock in the foreseeable future. Our Common Stock is not a suitable investment for persons requiring current income.

     Marketing Risks

     The marketing of our oil and natural gas production principally depends upon those facilities operated by others.

     Control by Certain Stockholders

     As of January 31, 1999, the current officers and directors of the Company as a group held a beneficial interest in approximately 55% of our Common Stock (including shares issuable upon exercise of stock options for Common Stock or conversion of the Company's Series A Preferred Stock held by affiliates of certain directors). In addition, certain officers and directors holding or controlling an aggregate of 52% of the Common Stock have entered into a Stockholder Voting Agreement whereby such persons have agreed to vote their shares together or refrain from voting their shares under certain circumstances, including the election of directors, merger transactions in respect of the Company and other possible change of control events. Consequently, these stockholders are in a position to effectively control the affairs of the Company, including the election of all of the Company's directors and the approval or prevention of certain corporate transactions which require majority stockholder approval.

     Key Personnel

     We are substantially dependent upon G. Thomas Graves III, President, Chief Executive Officer and Director, Edward C. Marhanka, Vice President, and other key personnel, including Douglas W. Weir, Vice President - Finance and Treasurer. Because we are engaged in a new business strategy, the loss of any one of these individuals for any reason may have a material adverse impact upon us.

GLOSSARY OF SELECTED OIL AND NATURAL GAS TERMS

     Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

     Bcf. One billion cubic feet of natural gas.

     Bcfe. One billion cubic feet of natural gas equivalents, converting one Bbl of oil to six Mcf of natural gas.

     BOE. Barrel of oil equivalent converting six Mcf of natural gas to one barrel of oil.

     "development well." A well drilled within the proved boundaries of an oil or natural gas reservoir with the intention of completing the stratigraphic horizon known to be productive.

     "dry well." A development or exploratory well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

     "exploratory well." A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

     "gross acres" or "gross wells." The total number of acres or wells, as the case may be, in which a working or any type of royalty interest is owned.

     Mcf. One thousand cubic feet of natural gas.

     Mcfe. One thousand cubic feet of natural gas equivalents, converting one Bbl of oil to six Mcf of natural gas.

     MMcf. One million cubic feet of natural gas.

     "net acres" or "net wells." The sum of the fractional working or any type of royalty interests owned in gross acres or gross wells.

     "producing well" or "productive well." A well that is producing oil or natural gas or that is capable of production.

     "proved developed reserves" or "proved developed producing." Proved developed reserves are oil and natural gas reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

     "proved reserves." The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     "proved undeveloped reserves." Reserves are oil and natural gas reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery techniques is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

     "royalty interest." An interest in an oil and natural gas property entitling the owner to a share of oil and natural gas production free of costs of production.

     "SEC PV-10." The present value of proved reserves is an estimate of the discounted future net cash flows from each property at December 31, 1998, or as otherwise indicated. Net cash flow is defined as net revenues less, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. As required by rules of the Securities and Exchange Commission, the future net cash flows have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Securities and Exchange Commission rules, estimates have been made using constant oil and natural gas prices and operating costs, at December 31, 1998, or as otherwise indicated.

     "Standardized Measure." Under the Standardized Measure, future cash flows are estimated by applying year-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end costs to determine pretax cash inflows. Future income taxes are computed by applying the statutory tax rate to the excess inflows over the Company's tax basis in the associated properties. Tax credits, net operating loss carryforwards, and permanent differences are also considered in the future tax calculation. Future net cash inflows after income taxes are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

     "undeveloped acreage." Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

     "working interest." The operating interest which gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, subject to all royalties, overriding royalties and other burdens and to all costs of exploration to, development and operations and all risks in connection therewith.

ITEM 2.  PROPERTIES.

     The Company owns perpetual oil and gas mineral and royalty interests comprised of the Texas Holdings and the Southeastern States Holdings that total approximately 2,579,000 gross acres.

TEXAS HOLDINGS

     Our Texas Holdings are comprised of the Northern Ranch Minerals and the Southern Ranch Minerals and equal approximately 804,000 gross acres.

     NORTHERN RANCH MINERALS

     We own mineral interests under approximately 334,000 gross acres located in Oldham and Hartley Counties, Texas. These minerals are all located in the geologic province commonly known as the Southern Dalhart Basin.

     SOUTHERN DALHART BASIN. In January 1995, we leased approximately 13,000 acres on the Smith Ranch (formerly the Proctor Ranch) in Hartley County, Texas with the intent of accelerating third party interest in various projects which we generated. In January 1997, we entered into a farmout agreement with Corlena Oil Company (the operator) covering approximately 1,900 acres of our leasehold. In March 1997, we participated for a 25% working interest in drilling the first well to test Pennsylvanian age Granite Wash reservoirs. This initial exploratory well was plugged and abandoned after testing water and non-commercial quantities of oil. The operator then conducted a 3-D seismic survey covering approximately 2,700 acres of our 13,000 acre leasehold. In January 1998, the operator drilled a new oil field discovery well, the #2-A Smith Ranch, to open the Pedarosa (Granite Wash) Field at approximately 5,500 feet. In addition to our working interest, we have a 15% net royalty interest. In March and April 1998 the Company participated in the drilling of two wells, both of which were dry.

     In January 1999, we sold approximately 66,300 gross (49,700 net) mineral acres for $750,000. This acreage is commonly referred to as the Scharbauer Ranch acreage in Oldham County, Texas. This sale was a result of our new business strategy to divest the company's non-strategic assets. We plan to continue this divestment strategy as long as we receive what we believe are viable offers for our non-strategic minerals. See further discussion in Note 6 of the Notes to the Consolidated Financial Statements.

     SOUTHERN RANCH MINERALS

     The Company owns mineral interests under an aggregate of approximately 470,000 gross acres located in three geologic provinces commonly known as the Palo Duro Basin, the Matador Arch, and the Eastern Shelf.

     PALO DURO BASIN. The Palo Duro Basin, where we own mineral interests under approximately 195,000 gross acres located in Motley and Cottle Counties, Texas, is a moderate depth depression between the Matador Arch on the south and the Amarillo uplift complex to the north. There was no leasing or drilling activity in 1998.

     MATADOR ARCH. The Matador Arch, where we own mineral interests under approximately 90,000 gross acres, is a prominent east-west structural positive traversing North Texas and southern Oklahoma.

     In January 1998, the Company participated in the testing and completion of a well as an extension to an existing field. Upon completion, this well was pumping at a daily rate of 36 Bbls of oil and three Bbls of water. Later in the first quarter of 1998, the Company participated in drilling one exploration well in the same field resulting in a dry well.

     EASTERN SHELF. The Eastern Shelf of the Midland Basin, where we own mineral interests under approximately 185,000 gross acres located primarily in Dickens County, Texas, is prospective for shallow Permian age oil accumulations in the Tannehill Sand and possible deeper objectives in the Pennsylvanian section.

     In the first quarter of 1998, the Company participated in drilling seven wells with the operator, resulting in two producing wells and five dry wells. During the month of January 1999, these two producing wells combined pumped at an average daily rate of 161 Bbls of oil.

SOUTHEASTERN STATES HOLDINGS

     In December 1998, the Company acquired approximately 1,775,000 gross acres located in Mississippi, Alabama and Louisiana. Most of the Company's activity is generated along the southern half of each of these three states. Unlike our Texas Holdings, our mineral spread here is diversified over several geologic provinces and not highly concentrated and dense in one specific area. Conversely, we own a mineral position in every county in Mississippi and Alabama.

     MISSISSIPPI

     The Company owns perpetual mineral and royalty interests for oil, gas and other minerals in approximately 1,137,000 gross acres in Mississippi. The largest concentration of activity for our Southeastern States Holdings is in the geologic province commonly known as the Mississippi Salt Basin. This province primarily stretches from northeastern Louisiana across the southern half of Mississippi and just into the southwestern portions of Alabama. In another province of more recent importance is the development of a Deep Knox Gas discovery in northeastern Mississippi located just southwest and adjacent to the Black Warrior Basin. This basin extends from northeastern Mississippi into northwestern Alabama.

     MISSISSIPPI SALT BASIN

     Within the Mississippi Salt Basin, there are two major areas of activity which are currently providing us with the opportunity to gain significant reserve potential. They are in the areas of Piercement Salt Domes and Salt Ridges.

     PIERCEMENT SALT DOMES. The Piercement Salt Dome activity is currently focused in the south-central portion of Mississippi in Jefferson Davis and Covington Counties, Mississippi. These geologic features have several target pay zones ranging from primary objectives in several Hosston Sandstones at depths of over 15,000 feet to secondary objectives in the Paluxy formation at approximately 12,000 feet. In Mississippi there are over five

(5) dozen salt domes alone. The success of this activity to date is greatly dependent and attributed to the advances of 3- D seismic technology.

     In Jefferson Davis County, Mississippi, for instance, we are benefitting directly from the use of the latest 3- D seismic technology to exploit this activity. In June 1997, the Oakvale Dome Field was discovered in which the initial well was completed in the Hosston "Harper" Sand and is currently flowing for an average daily rate of approximately 10 MMcf of natural gas. In March 1999, a second well in the field was completed and recently tested at a daily rate flowing as high as 20 MMcf of natural gas from the commingling of the Hosston "Booth" Sand and the Hosston "H-1" and "H-2" Sands. Operations are underway to increase pipeline capacity from the current daily rate of approximately 15 MMcf of natural gas to a rate that allows the operator to produce at a daily rate in excess of 30 MMcf of natural gas. We own a 3.125% royalty interest in each of these wells and as a royalty owner do not bear the burden of any expenses in developing these fields. In addition, the operator is currently drilling its third well in the field and has permitted with the state the location for a fourth well which the operator has indicated that it plans to initiate drilling operations in the third quarter of 1999.

     SALT RIDGES. Salt Ridge activity is currently underway in Wayne, Jones, Perry and Greene Counties, Mississippi. The primary objectives are the Cotton Valley, Smackover and Norphlet formations ranging from 12,000 feet to 18,000 feet. The use of 3-D seismic technology has been critical to the success of this activity.

     This activity was initiated by the discovery of the Crawford Creek Field in Wayne County, Mississippi in 1994. As of December 1998 this field has produced nearly 3 million barrels of oil and 1.5 Bcf of natural gas from 15 wells out of the Cotton Valley and Hosston Sands.

     Some of our acreage is in a favorable position to be leased and included in some units currently being formed by various operators which is near the most recent discovery well that tested for a daily rate of approximately 3 MMcf and 500 barrels of condensate.

     DEEP KNOX GAS. Current activity is centered in Oktibbeha County, Mississippi, adjacent to the Black Warrior Basin, where a 15,000 foot Knox Gas well was completed in June 1998 and flowed for an average daily rate in January 1999 of six MMcf. We own a 0.35% royalty interest in this well. The operator is currently drilling a delineation well where we will own a royalty interest of approximately 2.9%.

Very few wells have been drilled to the Knox in this region near or in the Black Warrior Basin, thus giving new promise to the area. With the use of 3-D seismic technology, this well revitalizes the Maben Field which was originally discovered in 1970.

     ALABAMA

     The Company owns perpetual oil and gas mineral and royalty interests in approximately 622,000 gross acres in Alabama. Just as in Mississippi, we own a mineral position in every county in Alabama.

     The major producing property for the Company in Alabama is the North Frisco City Fieldwide Unit located in the North Frisco City Field of Monroe County, Alabama.

     LOUISIANA

     The Company owns oil and gas mineral and royalty interests in approximately 16,000 gross acres in Louisiana. Unlike the other states where we own perpetual minerals, the laws in Louisiana are such that the minerals prescribe to the surface owner after 10 years have passed without any production or drilling on said lands. Since we do not own the surface rights in any of the properties that were acquired in December 1998, the consequences are that we do not maintain many of our mineral rights after production ceases for that period of 10 years.

TITLE TO OIL AND NATURAL GAS PROPERTIES

     We have acquired interests in producing and non-producing acreage in the form of working interests, mineral interests, royalty interests and overriding royalty interests. Substantially all of our property interests are leased to third parties. The leases grant the lessee the right to explore for and extract oil and natural gas from specified areas. Consideration for a lease usually consists of a lump sum payment (i.e., bonus) and a fixed annual charge (i.e., delay rental) prior to production (unless the lease is paid up) and, once production has been established, a royalty based generally upon the proceeds from the sale of oil and natural gas. Once wells are drilled, a lease generally continues so long as production of oil and natural gas continues. In some cases, leases may be acquired in exchange for a commitment to drill or finance the drilling of a specified number of wells to predetermined depths. We receive annual delay rentals from lessees of certain properties in order to prevent the leases from terminating. Title to leasehold properties is subject to royalty, overriding royalty, carried, net profits and other similar interests and contractual arrangements customary in the oil and natural gas industry, and to liens incident to operating agreements, liens relating to amounts owed to the operator, liens for current taxes not yet due and other encumbrances. A substantial portion of our exploration and production properties are pledged as collateral under our credit facility, including a major portion of the Howell Mineral Acquisition.

     As is common industry practice, we conduct little or no investigation of title at the time we acquire undeveloped properties, other than a preliminary review of local mineral records. However, we do conduct title investigations and, in most cases, obtain a title opinion of local counsel before commencement of drilling operations. We believe that the methods we utilize for investigating title prior to acquiring any property is consistent with practices customary in the oil and gas industry and that such practices are adequately designed to enable us to acquire good title to such properties. Some title risks, however, cannot be avoided, despite the use of customary industry practices.

     Our properties are generally subject to:

     o    customary royalty and overriding royalty interests;
     o    liens incident to operating agreements; and
     o liens for current taxes and other burdens and minor encumbrances, easements and restrictions.

We believe that none of these burdens either materially detract from the value of our properties or materially interfere with their use in the operation of our business.

     On the Southeastern States Holdings, we own interests in minerals that include executive rights as well as rights to receive portions of lease bonuses, delay rentals and royalties. On the Texas Holdings, we own interests in minerals that include rights to receive portions of lease bonuses, delay rentals and royalties, except, unlike our Southeastern States Holdings, we generally do not own the executive rights -- the rights to sign leases -- which are typically held by surface owners. Therefore, we must rely on the owners of the executive rights to execute leases of the acreage. In situations in which we have acquired working interests in acreage where we have mineral rights, we have acquired those interests through the signing of leases by holders of the executive rights. While the majority of the owners holding those executive rights have worked closely with us in the past, each acts independently of us in deciding to execute leases. In addition, since our interests are in the form of mineral interests, royalty interests or non-operator working interests, we do not have control over drilling or operating decisions on the properties in which we have an interest. In situations where we acquire a working interest we do not seek to become the operator. We currently operate and own a 100% working interest in one oil well.

OIL AND GAS RESERVES

     The following tables summarize certain information regarding our estimated proved oil and gas reserves as of December 31, 1998, 1997, and 1996. All such reserves are located in the United States. The estimates relating to our proved oil and gas reserves and future net revenues of oil and gas reserves at December 31, 1998 and December 31, 1996 are based upon reports prepared by Harlan Consulting. The estimates at December 31, 1997 included in this report are based upon reports prepared by another outside engineering firm. In accordance with guidelines of the Securities and Exchange Commission, the estimates of future net cash flows from proved reserves and their SEC PV-10 are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. For the three years ended December 31, our estimates of proved reserves, future net cash flows and SEC PV-10 for the life of the properties were estimated using the weighted average prices shown below for the life of the properties, before deduction of production, severance and ad valorem taxes. Included in the table is the percent change in the weighted-average price from the prior year.


                                                                    DECEMBER 31,
                                         ------------------------------------------------------------------
                                                  % INCREASE                    % INCREASE
                                          1998    (DECREASE)            1997     (DECREASE)           1996
                                         -----    ----------            ----    -----------          ------
Gas ($ per Mcf)......................    $1.86         (17)           $ 2.25          (33)           $ 3.34
Oil ($ per Bbl)......................    $9.74         (39)           $15.87          (36)           $24.62

     Reserve estimates are imprecise and may be expected to change as additional information becomes available. Furthermore, estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgement. Reserve reports of other engineers might differ from the reports contained herein. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Future prices received for the sale of oil and gas may be different from those used in preparing these reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, there can be no assurance that the reserves set forth herein will ultimately be produced nor can there be assurance that the proved undeveloped reserves will be developed within the periods anticipated. We emphasize with respect to the estimates prepared by independent petroleum engineers that the discounted future net cash inflows should not be construed as representative of the fair market value of the proved oil and gas properties belonging to us, since discounted future net cash inflows are based upon projected cash inflows which do not provide for changes in oil and gas prices nor for escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

     All reserves are evaluated at contract temperature and pressure which can affect the measurement of natural gas reserves. Operating costs, development costs and certain production-related and ad valorem taxes were deducted in arriving at the estimated future net cash flows. No provision was made for income operating methods and existing conditions at the prices and operating costs prevailing at the dates indicated above. The estimates of the SEC PV-10 from future net cash flows differ from the Standardized Measure set forth in
Note 17 of the Notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes. There can be no assurance that these estimates are accurate predictions of future net cash flows from oil and natural gas reserves or their present value.

     For additional information concerning our oil and natural gas reserves and estimates of future net revenues attributable thereto, see Note 17 of the Notes to the Consolidated Financial Statements.

Company Reserves

     The following tables set forth our proved reserves of oil and gas and the SEC PV-10 thereof on an actual basis for each year in the three-year period ended December 31, 1998.

                        PROVED OIL AND GAS RESERVES (1)


                                                                                  DECEMBER 31,
                                                        -----------------------------------------------------------------
                                                                     % Increase                 % Increase
                                                          1998(1)    (Decrease)        1997     (Decrease)         1996
                                                        -----------  ----------      ---------  ---------       ---------
GAS RESERVES (MCF):
     Proved Developed Producing Reserves..........        8,500,655        242       2,487,574        (19)      3,052,940

     Proved Developed Non-Producing Reserves......                0          0               0          0               0
     Proved Undeveloped Reserves..................        1,289,785      1,576          76,966        N/A               0
                                                        -----------  ---------       ---------  ---------       ---------
         Total Proved Reserves of gas.............        9,790,440        282       2,564,540        (16)      3,052,940
                                                        -----------  ---------       ---------  ---------       ---------

OIL RESERVES (BBL):
     Proved Developed Producing Reserves..........        1,094,454        143         450,646        (43)        791,272
     Proved Developed Non-Producing Reserves......                0       (100)         51,080        N/A               0
     Proved Undeveloped Reserves..................           19,051        (63)         51,452        N/A               0
                                                        -----------  ---------       ---------  ---------       ---------
         Total Proved Reserves of oil.............        1,113,505        101         553,178        (30)        791,272
                                                        -----------  ---------       ---------  ---------       ---------

TOTAL PROVED RESERVES (MCFE)......................       16,471,470        180       5,883,608        (25)      7,800,572
                                                        ===========  =========       =========  =========       =========

----------

(1)  Reflects the addition of reserves acquired in the Howell Mineral
     Acquisition.

                          SEC PV-10 OF PROVED RESERVES

                                                                        DECEMBER 31,
                                                  ---------------------------------------------------------
                                                             % INCREASE                % INCREASE
                                                   1998(2)   (DECREASE)     1997        (DECREASE)   1996
                                                  --------   ----------   --------      ---------- --------
SEC PV-10 (thousands) (1):...................
Proved Developed Producing Reserves..........     $ 11,780        121     $  5,342        (53)     $ 11,345
Proved Developed Non-Producing Reserves..                0       (100)         514        N/A             0
Proved Undeveloped Reserves..................        1,454        380          303        N/A             0
                                                  --------       ----     --------       ----      --------
Total SEC PV-10..............................     $ 13,234        115     $  6,159        (46)     $ 11,345
                                                  ========       ====     ========       ====      ========

----------

(1) SEC PV-10 differs from the Standardized Measure set forth in the Notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes.

(2)  Reflects the addition of reserves acquired in the Howell Mineral
     Acquisition.

     Except for the effect of changes in oil and gas prices, no major discovery or other favorable or adverse event is believed to have caused a significant change in these estimates of our proved reserves since December 31, 1998.

VOLUMES, PRICES AND COSTS

     The following table sets forth certain information regarding volumes of our production of oil and natural gas, our average sales price per Bbl of crude oil and average sales price per Mcf of natural gas, together with our average production cost per BOE for each of the three years ended December 31, 1998 from producing interests:

                                                                       YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------
                                                              % INCREASE             % INCREASE
                                                    1998 (1)  (DECREASE)        1997  (DECREASE)        1996
                                                    --------  ----------        ----  ----------        ----
Production
     Oil (Bbls).................................     90,097        29          69,903       2          68,318
     Gas (Mcf)..................................    394,849        (7)        425,854      22         348,539
     Oil equivalent (BOE).......................    155,905        11         140,879      11         126,408

Average Sales Price
     Oil ($/Bbl)................................   $  13.48       (29)       $  19.04     (11)       $  21.51
     Gas ($/Mcf)................................       1.91       (18)           2.33      (3)           2.40
     Oil equivalent ($/BOE).....................      12.63       (23)          16.50     (10)          18.25

Average production cost (lifting cost) BOE......   $   3.74       (24)       $   4.93       6        $   4.63

----------

(1) The data presented for the year ended December 31, 1998 would include only one-half month of production from the Howell Mineral Acquisition since the closing date was December 16, 1998.

DRILLING ACTIVITY

         All of the activity described below occurred on our Texas Holdings. The Howell Mineral Acquisition was not completed until December 1998 and therefore the Company did not include any drilling activity on these properties prior to the date of the acquisition. The following table sets forth for each of the last three years the number of net exploratory and development wells drilled by us or on our behalf. An exploratory well is a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir. A development well is a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. The number of wells drilled refers to the number of wells completed at any time during the respective year, regardless of when drilling was initiated; and "completion" refers to the installation of permanent equipment for the production of oil or gas, or, in the case of a dry well, to the reporting of the plugging date to the appropriate state regulatory agency.

                                                NET EXPLORATORY WELLS
                                       ----------------------------------------
                                         PRODUCTIVE (1)           DRY (2)
                                       ------------------    ------------------
YEAR ENDED
DECEMBER 31,
1996...........................           0.50                     0.98
1997...........................           0.57 (3)                 0.46
1998...........................           0.00                     0.57

                                                NET EXPLORATORY WELLS
                                       ----------------------------------------
                                         PRODUCTIVE (1)           DRY (2)
                                       ------------------    ------------------
YEAR ENDED
DECEMBER 31,
1996...........................           0.03                     0.00
1997...........................           0.55 (4)                 0.11
1998...........................           0.22                     0.90

----------

(1) A productive well is an exploratory or a development well that is not a dry well.

(2) A dry well is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

(3) One (1) gross (0.25 net) exploratory well, which was a producer, was drilled in December 1997 but completed in January 1998.

(4) One (1) gross (0.44 net) development well, which was a producer, was drilled in December 1997 but completed in January 1998.

PRODUCING WELLS AND ACREAGE

     The following table sets forth the gross and net producing oil and gas wells in which we owned an interest and the developed and undeveloped gross and net leasehold acreage held by us as of December 31, 1998. A "gross" well or acre is a well or acre in which we have a working interest or royalty interest. The number of gross wells is the total number of wells in which a working interest or royalty interest is owned. A "net" well or acre is deemed to exist when the sum of fractional ownership working interests and/or royalty interests in a gross well or acre equals one. The number of net wells or acres is the sum of the fractional working interests and/or royalty interests owned in gross wells or acres expressed as whole numbers and fractions thereof.


                                               YEAR ENDED DECEMBER 31, 1998 (1)
                                               --------------------------------
Oil Wells (2)
   Working Interest
      Gross .............................................     678
      Net ...............................................    8.61
      Average working interest (%) ......................    1.27
   Royalty Interest
      Gross .............................................   3,351
      Net ...............................................    6.72
      Average royalty interest (%) ......................    0.20

Gas Wells (2)
   Working Interest
      Gross .............................................      50
      Net ...............................................    5.06
      Average working interest (%) ......................   10.11
   Royalty Interest
      Gross .............................................     133
      Net ...............................................    2.29
      Average royalty interest (%) ......................    1.73

Acreage (2)
   Developed
      Gross ............................................. 115,031
      Net ...............................................  15,751

   Undeveloped (3)
      Gross ............................................. 149,468
      Net ............................................... 122,316

-------------

     (1) Includes the properties from the Howell Mineral Acquisition. Does not include wells that are considered to have a minor value on an individual basis.

     (2) Excludes wells or acres in which we own less than a 1% working or royalty interest and are considered to have minor value.

     (3) Undeveloped acreage is considered to be only those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not the acreage contains proved reserves.

PRESENT ACTIVITIES

     For the period January 1, 1999 through March 17, 1999, we participated in drilling one gross (0.03 net) development well not on our mineral holdings and it was successfully completed as a gas well.

OFFICE LEASE

     We occupy approximately 2,500 square feet of office space at 4809 Cole Avenue, Suite 108, Dallas, Texas 75205 under a sublease from Wilco Properties, Inc.

ITEM 3.  LEGAL PROCEEDINGS.

     During 1998 we were not a party to any legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the last three months of the fiscal year ended December 31, 1998, we did not submit any matter to a vote by our stockholders through the solicitation of proxies or otherwise.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Our shares of Common Stock, par value $.15625 per share are traded on the Nasdaq National Market System under the trading symbol "TRGL." The following table sets forth the high and low sale prices per share for the Common Stock for each quarterly period during the past two fiscal years as reported by Nasdaq based upon quotations which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

1998                                     High               Low
-----------------------------------------------------------------------

First Quarter                            4 1/2              2 15/16
Second Quarter                           4 1/2              3 1/8
Third Quarter                            3 3/8              2
Fourth Quarter                           4 1/8              2

1997                                     High               Low
-----------------------------------------------------------------------
First Quarter                            3 1/8              2 3/8
Second Quarter                           3 1/2              2 1/4
Third Quarter                            4 5/8              3
Fourth Quarter                           4 13/16            4

HOLDERS AND CLOSING PRICE

     As of March 17, 1999, there were 5,205,671 shares of Common Stock outstanding held of record by 491 holders (inclusive of those brokerage firms, clearing houses, banks and other nominee holders holding Common Stock for clients, with all such nominees being considered as one holder).

     The closing price of the Common Stock on the Nasdaq National Market System on March 17, 1999 was $2.6875.

DIVIDENDS

     Dividends on the Common Stock may be declared and paid out of funds legally available when and as determined by our board of directors. No cash dividends have been paid on our Common Stock to date. Our board of directors plans to continue our policy of holding and investing corporate funds on a conservative basis and thus we do not anticipate paying cash dividends on our Common Stock in the foreseeable future. In addition, under the terms of the credit facility described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources," we are prohibited from paying dividends on the Common Stock (other than dividends payable in shares of Common Stock).

SERIES A PREFERRED STOCK

     A portion of the Howell Mineral Acquisition purchase price was financed through a private placement of $4.0 million of Series A Preferred Stock, which was sold pursuant to a securities purchase agreement effective December 16, 1998, between Toreador and certain individuals.

     The Series A Preferred Stock is governed by a Certificate of Designation as supplemented by a letter agreement with all of the holders of the Series A Preferred Stock. The Series A Preferred Stock was sold for a face value of $25.00 per share, and pays an annual cash dividend of $2.25 per share that results in an annual yield of 9.0%. At the option of the holder, the Series A Preferred Stock may be converted into common shares at a price of $4.00 per common share. The Series A Preferred Stock is redeemable at our option, in whole or in part, at any time on or after December 1, 2004. In connection with the securities purchase agreement, the parties entered into a Registration Rights Agreement effective December 16, 1998, among Toreador and the persons party thereto which provides for certain demand and piggyback registration rights in respect of the Common Stock issuable upon conversion of the Series A Preferred Stock.

     We have agreed to effect the registration of the Common Stock into which the Series A Preferred Stock is convertible under the Securities Exchange Act of 1933 (the "Securities Act"), as amended, upon the occurrence of certain events set out in the Registration Rights Agreement. The sale of the Series A Preferred Stock was effected in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act and Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table summarizes certain selected financial data with respect to our financial condition and results of operations for the periods indicated. The selected financial data should be read in conjunction with the financial statements and related notes set forth in "Item 8. Financial Statements and Supplementary Data." of this Part II.


                                                                               YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------------------
                                                     1998             1997             1996             1995             1994
                                                 ------------     ------------     ------------     ------------     ------------
INCOME STATEMENT DATA (1):

Revenues:
    Oil and gas sales ........................   $  1,968,638     $  2,325,148     $  2,306,791     $  1,378,390     $  1,323,129
    Lease bonuses and rentals ................        168,664          287,604          118,430          138,804          396,106

    Interest and other income ................        171,338          149,841          162,297          213,464          222,527
    Gain on sale of marketable ...............             --           26,171          526,567               --               --
                                                 ------------     ------------     ------------     ------------     ------------
      securities and other assets
         Total revenues ......................      2,308,640        2,788,764        3,114,085        1,730,658        1,941,762
                                                 ------------     ------------     ------------     ------------     ------------
Costs and Expenses:
    Lease operating expense ..................        583,441          695,007          585,732          380,888          347,058
    Dry holes and abandonments ...............        133,113          166,710          130,647          358,210          125,838
    Depreciation, depletion and
      amortization ...........................        514,071          539,346          273,026          233,709          247,654
    Geological and geophysical ...............        517,870          546,634          227,744          297,047          235,719
    General and administrative ...............        999,548          802,723          907,086        1,078,171          886,547
    Loss on settlement of benefit plans ......             --          173,971               --               --               --
    Interest Expense .........................         36,120               --               --               --               --
                                                 ------------     ------------     ------------     ------------     ------------
         Total costs and expenses ............      2,784,163        2,924,391        2,124,235        2,348,025        1,842,816
                                                 ------------     ------------     ------------     ------------     ------------
    Income (loss) before federal
      income taxes ...........................       (475,523)        (135,627)         989,850         (617,367)          98,946
    Provision (benefit) for federal
      income taxes ...........................       (233,277)         (84,261)         263,100         (206,936)         (26,638)
                                                  ------------     ------------     ------------     ------------     ------------

    Net income (loss) ........................   $   (242,246)    $    (51,366)    $    726,750     $   (410,431)    $    125,584
                                                 ============     ============     ============     ============     ============
    Dividend on preferred shares .............         19,500               --               --               --               --
Income (loss) attributable to common shares ..   $   (261,746)    $    (51,366)    $    726,750     $   (410,431)    $    125,584
                                                 ============     ============     ============     ============     ============
    Basic income (loss) per common share .....   $      (0.05)    $      (0.01)    $       0.14     $      (0.08)    $       0.02
    Diluted income (loss) per common share ...   $      (0.05)    $      (0.01)    $       0.14     $      (0.08)    $       0.02
    Weighted average shares outstanding
         Basic ...............................      5,125,063        5,022,216        5,216,941        5,334,190        5,028,610
         Diluted .............................      5,125,603        5,022,216        5,216,941        5,334,190        5,064,258

CASH FLOW DATA:

    Net cash provided (used) by
         operating activities ................   $    276,624     $    830,643     $    609,364     $    (10,963)    $    418,885
    Capital expenditures for oil and gas
      property and equipment .................   $(13,951,981)    $   (717,481)    $   (893,418)    $ (1,048,757)    $   (553,020)


                                                                               YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------------------
                                                     1998             1997             1996             1995             1994
                                                 ------------     ------------     ------------     ------------     ------------
BALANCE SHEET DATA: (1)

    Working capital ..........................   $  1,987,764     $  3,007,121     $  3,383,668     $  3,538,206     $  4,646,688
    Oil and gas properties, net ..............     16,209,631        3,210,074        3,306,020        3,201,283        2,733,101
    Total assets .............................     19,782,262        6,526,785        7,008,924        7,051,052        7,649,904
    Long-term debt ...........................      7,880,000               --               --               --               --
    Stockholders' equity .....................     10,594,508        6,217,195        6,624,180        6,810,485        7,261,761

----------

(1) The balance sheet data at December 31, 1998, reflects the completion of the Howell Mineral Acquisition in December 1998. However, the income statement data for the twelve months ended December 31, 1998, only includes income and expense items from the closing date of the Howell Mineral Acquisition which was December 16, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

INTRODUCTION

     In Management's Discussion and Analysis, we explain our general financial condition and the results of operations including:

     o    what factors affect our business,

     o    what our earnings and costs were in 1998, 1997, and 1996.

     o    why those earnings and costs were different from the year before,

     o    where our earnings came from,

     o    how all of this affects our overall financial condition,

     o what our expenditures for capital projects were in 1996 through 1998 and what we expect them to be in 1999,

     o    where cash will come from to pay for future capital expenditures, and

     o    what our progress is as to Year 2000 compliance.

     As you read Management's Discussion and Analysis, it may be helpful to refer to the Company's Consolidated Statements of Income on page F-4, which present the results of our operations for 1998, 1997, and 1996. In Management's Discussion and Analysis, we analyze and explain the annual changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in Toreador.

     The Company follows the successful efforts method of accounting for oil and gas exploration and development expenditures. Under this method, costs of successful exploratory wells and all development wells are capitalized. Costs to drill exploratory wells which do not find proved reserves are expensed. Significant costs associated with the acquisition of oil and gas properties are capitalized. Acquisition costs of mineral interests in oil and gas properties remain capitalized until they are impaired or a determination has been made to discontinue exploration of the lease, at which time all related costs are charged to expense. Impairment of unproved properties is assessed and recorded on a property-by-property basis. Upon sale or abandonment of units of property or the disposition of miscellaneous equipment, the cost is removed from the asset account, the related reserves relieved of the accumulated depreciation or depletion and the gain or loss is credited to or charged against operations. Maintenance and repairs are charged to expense; betterments of property are capitalized as described below.

     The Company evaluates the carrying value of its long-lived assets, consisting primarily of oil and gas properties, when events or changes in circumstances indicate that the carrying value of such assets may be impaired. The determination of impairment is based upon expectations of undiscounted future cash flows of the related asset pursuant to Statement of Financial Accounting Standard No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." There was impairment during 1998 in the amount of $19,649 primarily due to the decrease in oil and gas prices. The impairment is included in the "Depreciation, depletion and amortization" category of the consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, most of the exploration activity on our acreage has been funded and conducted by other oil companies. Exploration activity by third party oil companies typically generates lease bonus and option income to us. If such drilling is successful, we receive royalty income from the oil or gas production but bear none of the capital or operating costs. Since the middle of 1996, we have successfully accelerated the evaluation of several areas of our mineral acreage as well as increased our ownership in any reserves that were discovered by acquiring working interests of selected 3-D seismic projects and any wells drilled as a result of such geological activity.

     While we continue to actively pursue exploration and development opportunities on our own mineral acreage, the current depressed level of crude oil prices is likely to reduce the number of third party proposals we receive with regard to these properties. As a result, we will expand our drilling focus to geologic regions, particularly those areas with proven and attractive gas reserves, that can provide potentially better rates of return on our capital resources. We also plan to evaluate 3-D seismic projects or drilling prospects generated by third party operators. If judged geologically and financially attractive by our management, we will enter into joint ventures on those third party projects or prospects which are within the capital exploration budget approved by our board of directors.

     Our 1999 capital and exploratory budget, excluding any acquisitions we may make, could range from $700,000 to $1,000,000, depending on the timing of any new seismic surveys and drilling of exploratory and development wells in which we may hold a working interest position.

     We also intend to actively evaluate opportunities to acquire producing properties that for reasons related to the negative impact of current crude oil prices represent unique opportunities for us to add additional reserves to our reserve base. Any such acquisitions will be financed using cash on hand, third party sources, existing credit facilities or any combination thereof.

     At the present time, the primary source of capital for financing our operations is our cash flow from operations. During 1998 on a historical basis, cash flow provided by operating activities totaled $276,624. We anticipate that cash flow provided by operating activities for 1999 will be materially higher reflecting the Howell Mineral Acquisition.

     The Howell Mineral Acquisition was funded with proceeds from our revolving credit facility, a $5.9 million term loan, and the issuance of $4.0 million of our Series A Preferred Stock. For further details of the terms of the Series A Preferred Stock, see "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Series A Preferred Stock."

     On November 13, 1997, we obtained a $10.0 million revolving credit facility from Compass Bank. This credit facility has a current borrowing base limitation of $2.7 million which was fully drawn as of December 31, 1998. The borrowing base is determined by the lender based upon the oil and gas properties pledged thereunder.

     Under the terms of the revolving credit facility, as amended from time to time, the interest rate is dependent on the Principal Debt (as defined) then outstanding. For Principal Debt equal to or less than 80% of the Borrowing Base then in effect, the unpaid principal balance of the Note is subject to a fluctuating interest rate (per annum) equal to the fluctuating CBIR Rate (or prime) less 0.5%. For Principal Debt greater than 80% of the Borrowing Base then in effect, the unpaid principal balance of the Note is subject to a fluctuating interest rate (per annum) equal to the fluctuating CBIR Rate. Unpaid balances are paid quarterly commencing January 1, 1998. Borrowings up to $1.5 million are unsecured. The revolving credit facility contains a Letter of Credit subfeature which imposes a fee of 0.875% per annum on the face amount of the Letter of Credit, with a minimum of $350. We are subject to an Unused Commitment Fee computed at the rate of 0.375% per annum on the average daily unused portion of the commitment. Such fee is payable quarterly in arrears beginning January 1, 1998. This facility matures on October 1, 2000.

     The revolving credit facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets and the payment of dividends, change of control and management and require Tormin to meet certain financial tests. Tormin must maintain a ratio of current assets to current liabilities of at least 1:1. Tormin must also maintain a debt service coverage ratio of not less than 1.25:1.

     The $5.9 million term loan arranged to fund the Howell Mineral Acquisition matures on June 1, 2000 and bears fluctuating interest at prime plus .25%. Tormin is required to pay to the lender monthly the greater of (i) 95% of the net cash flow from the Howell Mineral Acquisition or (ii) $60,000 plus interest.

     Aggregate principal reductions are $720,000 in 1999 and $7,880,000 in 2000. We are currently negotiating to extend the payment terms of the term loan.

     We may reinvest proceeds from option and lease bonuses by taking a working interest in 3-D seismic projects or in wells. To the extent cash flow from operations does not significantly increase and external sources of capital are limited or unavailable, our ability to make the capital investment to participate in 3-D seismic surveys and increase our interest in projects on our acreage will be limited. Future funds are expected to be provided through production from existing producing properties and new producing properties that may be discovered through exploration of our acreage by third parties or by ourselves. Funds may also be provided through external financing in the form of debt or equity. There can be no assurance as to the extent and availability of these sources of funding.

     We maintain our excess cash funds in interest-bearing deposits and in marketable securities. In addition to the properties described above, we also may acquire other producing oil and gas assets, which could require the use of debt, including the aforementioned credit facility or other forms of financing.

     Our management believes that sufficient funds are available from internal sources and other third party sources to meet anticipated capital requirements for fiscal 1999.

     From October 10, 1995 through December 31, 1998 we have used $1,137,946 of our cash reserves to purchase 432,700 shares of our Common Stock pursuant to three share repurchase programs approved by the board of directors. On July
23, 1998, our board of directors suspended the policy of share repurchases for the time being to instead use the Company's excess cash resources toward funding our participation in third party operated 3-D projects or drilling prospects and acquisition of producing oil and gas properties. On March 23, 1999, our board of directors reinstated the common stock repurchase program enabling the Company to purchase the remaining 117,300 shares available under the third stock repurchase plan from time to time and depending on market conditions.

     During 1998, we received a total of $790,266 as a result of the exercise of stock options to purchase our Common Stock by two former employees and two former consultants. Those options related to 200,000, 31,500, and 45,000 shares of Common Stock with exercise prices of $3.00, $2.46875, and $2.50 per share, respectively. As of December 31, 1998, only two of the former consultants held the right to exercise options for additional shares of our Common Stock. Funds received from the exercise of these stock options were added to our working capital and used for general corporate purposes.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997

     Total revenues for 1998 were $2,308,640 compared with $2,788,764 in 1997. Revenues from oil and gas sales decreased to $1,968,638 in 1998 from $2,325,148 in 1997. This 15.3% decrease reflects a 10.7% increase in volume on a BOE basis (principally reflecting the benefit of nearly a full year of revenue from wells completed in 1997 and early 1998) offset by a 23.5% decrease on a price per BOE basis. Our net oil production increased 28.9% to 90,097 Bbls in 1998 from 69,903 Bbls in 1997. Net natural gas production decreased 7.3% to 394,849 Mcf of natural gas in 1998 from 425,854 Mcf of natural gas in 1997. Lease bonuses and rentals were $168,664 in 1998, down from $287,604 in 1997.

     Interest and other income was $171,338 in 1998 versus $149,841 in 1997.

     Total costs and expenses were $2,784,163 in 1998 as compared with $2,924,391 in 1997 representing a 4.8% decrease. The largest decrease came from lease operating expenses where expenses decreased 16.1% to $583,441 in 1998 versus $695,007 in 1997. This reflects the effort of operators to decrease costs on wells due to lower oil and gas prices in 1998. Dry holes and abandonments decreased 20.2% to $133,113 in 1998 from $166,710 in 1997, despite our increased level of participation in drilling exploratory and development wells on our mineral holdings in the first quarter of 1998 and early portions of the second quarter of 1998. Depreciation, depletion and amortization decreased 4.7% to $514,071 from $539,346 reflecting a downward revision to the proved developed reserves created by lower oil and gas prices. Geological and geophysical expenses decreased 5.3% to $517,870 in 1998 versus $546,634 in 1997. Our general and administrative expenses increased $196,825 or 24.5% to $999,548 in 1998 from $802,723 in 1997, primarily resulting from increased legal fees and other costs related to the change in management. During 1998, we incurred interest expense of $36,120 which was a result of debt incurred for the Howell Mineral Acquisition.

     Total net loss applicable to common shares for 1998 was $261,746 or $0.05 per share compared to a net loss of $51,366 or $0.01 per share.

     YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1996

     Total revenues for 1997 were $2,788,764 compared with $3,114,085 in 1996. Revenues from oil and gas sales increased slightly to $2,325,148 in 1997 from $2,306,791 in 1996. This 0.8% increase reflects an 11.4% increase in volume on a BOE basis offset by a 9.6% decrease on a price per BOE basis. Our net oil production increased 2.3% to 69,903 Bbls in 1997 from 68,318 Bbls in 1996. Net natural gas production increased 22.2% to 425,854 Mcf in 1997 from 348,539 Mcf in 1996. Lease bonuses and rentals were $287,604 in 1997, up from $118,430 in 1996.

     Interest income was $147,237 in 1997 versus $138,720 in 1996. A gain resulting from the sale of marketable securities decreased from $516,867 in 1996 to none in 1997. This reflects our sale of 100% of our units in the San Juan Basin Royalty Trust which was completed in August 1996.

     Total costs and expenses were $2,924,391 in 1997 as compared with $2,124,235 in 1996 representing a 37.7% increase. The largest increase came from geological and geophysical expenses where expenses increased 140% to $546,634 in 1997 versus $227,744 in 1996. This reflects our increased level of participation in 3-D seismic surveys conducted on our mineral holdings in 1997. Depreciation, depletion and amortization increased 97.5% to $539,346 from $273,026 reflecting a downward revision to the proved developed reserves created by a combination of some underperforming properties and lower oil and gas prices. Dry holes and abandonments increased 27.6% to $166,710 in 1997 from $130,647 in 1996, reflecting our increased level of participation in drilling exploratory and development wells on our mineral holdings. Lease operating expenses increased 18.7% to $695,007 in 1997 versus $585,732 in 1996, as a result of our acquiring more working interest properties in 1996 and 1997. Our general and administrative expenses decreased $104,363 or 11.5% to $802,723 in 1997 from $907,086 in 1996, of which $114,277 reflects a reduction in salary to our former chairman and chief executive officer. During 1997, we incurred a loss of $173,971 which has been recorded as a loss on settlement of benefit plans. This loss consists of a 100% settlement of the pension benefit for $87,654 and a payment of $88,617 for settlement of the supplemental executive retirement plan. There were no losses on settlement of benefit plans in 1996.

     Total net loss for 1997 was $51,366 or $0.01 per share compared to net income of $726,750 or $0.14 per share in 1996. Included in 1996 total net income is a $386,607 after tax gain from the sale of marketable securities and other assets or $0.07 per share.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on our consolidated financial statements. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier adoption encouraged.

YEAR 2000 COMPLIANCE

     Project. Many computer software systems, as well as certain hardware and equipment using date-sensitive data, were structured to use a two-digit field meaning that they may not be able to properly recognize dates in the year 2000. This problem would most typically be caused by erroneous data calculations, which results from using two digits to signify a year (century implied), handling leap years incorrectly or the use of "special" values that can be confused with legitimate calendar dates. We have developed a plan to address this issue and are taking steps to review various information technology systems, such as computer hardware and software, as well as non-information technology systems, including computer controlled equipment involved in processing and interpreting 3-D seismic data.

     We have completed the initial phases of the plan by identifying all computerized systems and completing an inventory of our equipment and component parts. Both information technology and non-information technology systems may contain embedded technology, which complicates our Year 2000 identification, assessment, remediation and testing efforts. We are also currently reviewing all of our systems to determine which are not Year 2000 compliant and will need to be replaced or modified. This current phase includes comparisons of inventory to manufacture's information and/or performance testing. If problems are identified, we will undertake remediation, replacement or alternative procedures for non-compliant equipment or facilities on a business priority basis. Our identification and assessment efforts to date have not identified any computer equipment or software currently being used which will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, we intend to obtain replacements that are Year 2000 compliant. We currently anticipate that our identification, assessment, remediation and testing efforts will continue and depending upon the results of the assessment efforts, be completed by the end of the second quarter of 1999.

     As of December 31, 1998, all costs incurred by us in connection with our Year 2000 compliance efforts were included within our normal general and administrative expenses. In 1998 those costs were approximately $12,000. We are currently expensing, as incurred, all costs related to the assessment and remediation of the Year 2000 issue and funding such expenses through operating cash flow. However, in certain instances, we may determine that it would be more practical to replace existing equipment. An accurate cost cannot be determined prior to the completion of such testing, but we do not expect that such costs will exceed $25,000.

     The following table summarizes the current overall status of the project with anticipated completion dates:


----------------------------------------------------------------------------------------
                                      Phase
----------------------------------------------------------------------------------------
 Component            Inventory     Assessment/Prioritization    Remediation/Contingency
----------------------------------------------------------------------------------------
Software             Complete               Complete                     Complete
Hardware             Complete               Complete                     Complete
Business Partners    Complete               4/30/99                      6/30/99

     Risks/Contingency. The failure to remediate critical systems (software, hardware or embedded systems), or the failure of a material business partner to resolve critical Year 2000 issues could have a serious adverse impact on our ability to continue operations and meet obligations. Material contingencies include the risk that gas pipelines to which our gas wells are connected suspend operations due to Year 2000 problems or operations and other payors to the Company are unable to calculate or make payment of our share of revenues from production. However, until all assessment phases have been completed, it is impossible to accurately identify the risks, quantify potential impacts or establish a contingency plan. We have not yet clearly identified the most likely worst case scenario if we and our material business partners do not achieve Year 2000 compliance on a timely basis. We currently intend to complete our contingency planning by June 30, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Report of Independent Accountants and Consolidated Financial Statements are set forth beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein.

     The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to our directors, nominees for directors and executive officers will be set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 20, 1999, which will be filed with the Securities and Exchange Commission on or prior to April 30, 1999, and which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information relating to executive compensation will be set forth under the heading "Executive Compensation and Other Transactions" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 20, 1999, which will be filed with the Securities and Exchange Commission on or prior to April 30, 1999, and which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information relating to security ownership of certain beneficial owners and management will be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 20, 1999, which will be filed with the Securities and Exchange Commission on or prior to April 30, 1999, and which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information relating to certain relationships and related transactions will be set forth under the heading "Executive Compensation and Other Transactions" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 20, 1999, which will be filed with the Securities and Exchange Commission on or prior to April 30, 1999, and which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

1.   Index to Consolidated Financial Statements
     Report of Independent Accountants
     Consolidated Balance Sheet as of December 31, 1998 and 1997
     Consolidated Statement of Operations for the three years ended December 31, 1998 Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 1998 Consolidated Statement of Cash
     Flows for the three years ended December 31, 1998 Notes to Consolidated Financial Statements

2. The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.   Exhibits:

     3.1* - Certificate of Incorporation, as amended, of Toreador Royalty
            Corporation.

     3.2* - Amended and Restated Bylaws, as amended, of Toreador Royalty
            Corporation.

     3.3 - Amendment to Bylaws of Toreador Royalty Corporation, dated April 21, 1997 (previously filed as Exhibit 3.7 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

     3.4 - Amendment to Bylaws of Toreador Royalty Corporation, dated June 25, 1998 (previously filed as Exhibit 3.1 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1998, and incorporated herein by reference).

     3.5 - Certificate of Designations of Series A Junior Participating Preferred Stock of Toreador Royalty Corporation, dated April 3, 1995 (previously filed as Exhibit 3 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference).

     3.6 - Certificate of Designation of Series A Convertible Preferred Stock of Toreador Royalty Corporation, dated December 14, 1998 (previously filed as Exhibit 10.3 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, and incorporated herein by reference).

     4.1* - Form of Letter Agreement regarding Series A Convertible Preferred
            Stock, dated as of March 15, 1999, between Toreador Royalty Corporation and the holders of Series A Convertible Preferred Stock.

     4.2 - Rights Agreement, dated as of April 3, 1995, between Toreador Royalty Corporation and Continental Stock Transfer & Trust Company (previously filed as Exhibit 1 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 1995, and incorporated herein by reference).

     4.3 - Amendment No. 1 to Rights Agreement, dated June 25, 1998, between Toreador Royalty Corporation and Continental Stock Transfer & Trust Company (previously filed as Exhibit 99.1 to Toreador Royalty Corporation Registration on Form 8-A/A filed with the Securities and Exchange Commission on July 1, 1998, and incorporated herein by reference).

     4.4 - Registration Rights Agreement, effective December 16, 1998, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 10.2 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, and incorporated herein by reference).

     4.5 - Settlement Agreement, dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1998, and incorporated herein by reference).

     4.6 - Stockholder Voting Agreement, dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Current Management (previously filed as Exhibit 10.2 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1998, and incorporated herein by reference).

    10.1+ - Form of Stock Option Agreement, between Toreador Royalty
            Corporation and Donald E. August, John V. Ballard, J. W. Bullion, John Mark McLaughlin, and Jack L. Woods (previously filed as
            Exhibit 4.6 to Toreador Royalty Corporation Form S-8
            (No. 333-14145) filed with the Securities and Exchange Commission on October 15, 1996, and incorporated herein by reference).

    10.2+ - Stock Option Agreement, dated February 17, 1994, between Toreador
            Royalty Corporation and Thomas P. Kellogg, Jr. (previously filed as
            Exhibit 4.7 to Toreador Royalty Corporation Form S-8 (No. 333-14145) filed with the Securities and Exchange Commission on October 15, 1996, and incorporated herein by reference).

    10.3+ - Form of Stock Option Agreement, between Toreador Royalty
            Corporation and Edward C. Marhanka and Earl V. Tessem, as amended (previously filed as Exhibit 4.8 to Toreador Royalty Corporation Form S-8 (No. 333-14145) filed with the Securities and Exchange Commission on October 15, 1996, and incorporated herein by reference).

    10.4+ - Incentive Stock Option, dated as of May 15, 1997, between Toreador
            Royalty Corporation and Edward C. Marhanka (previously filed as
            Exhibit 10.4 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference).

    10.5+ - Employment Agreement, dated as of May 1, 1997, between Toreador
            Royalty Corporation and Edward C. Marhanka (previously filed as
            Exhibit 10.5 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference).

    10.6* - Joint Venture Agreement, dated March 1, 1989, among Toreador
            Royalty Corporation, Bandera Petroleum, et al, as amended.

    10.7+ - Toreador Royalty Corporation 1990 Stock Option Plan (previously filed as Exhibit 10.7 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

    10.8+ - Amendment to Toreador Royalty Corporation 1990 Stock Option Plan, effective as of May 15, 1997 (previously filed as Exhibit 10.14 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

    10.9+ - Toreador Royalty Corporation 1994 Non-Employee Director Stock
            Option Plan, as amended (previously filed as Exhibit 10.12 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

   10.10+ - Toreador Royalty Corporation Amended and Restated 1990 Stock
            Option Plan, effective as of September 24, 1998 (previously filed as Exhibit A to Toreador Royalty Corporation Preliminary Proxy Statement filed with the Securities and Exchange Commission on March 12, 1999, and incorporated herein by reference).

    10.11 - Warrant for the Purchase of Shares of Common Stock issued to
            Petrie Parkman & Co., dated May 23, 1994 (previously filed as
            Exhibit 10.1 to Toreador Royalty Corporation Registration on Form S-3, and incorporated herein by reference (No. 33-80572) filed with the Securities and Exchange Commission on June 22, 1994, and incorporated herein by reference).

   10.12+ - Form of Indemnification Agreement, dated as of April 25, 1995, between Toreador Royalty Corporation and each of the members of our Board of Directors (previously filed as Exhibit 10 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference).

  10.13*+ - Toreador Royalty Corporation Amended and Restated 1990 Stock
            Option Plan Nonqualified Stock Option Agreement, dated September 24, 1998, between Toreador Royalty Corporation and G. Thomas Graves III.

  10.14*+ - Toreador Royalty Corporation Amended and Restated 1990 Stock
            Option Plan Nonqualified Stock Option Agreement, dated September 24, 1998, between Toreador Royalty Corporation and John Mark McLaughlin.

    10.15 - Securities Purchase Agreement, effective December 16, 1998, among Toreador Royalty Corporation and the Purchasers party thereto (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, and incorporated herein by reference).

    10.16 - Purchase and Sale Agreement, effective November 1, 1998, between Howell Petroleum Corporation and the J.T. Philip Company, as amended (previously filed as Exhibit 10.4 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, and incorporated herein by reference).

   10.17* - Loan Agreement, effective November 13, 1997, between Toreador
            Royalty Corporation and Toreador Exploration & Production Inc and Compass Bank.

   10.18* - First Amendment to Loan Agreement, dated September 22, 1998, between Toreador Royalty Corporation and Toreador Exploration & Production Inc and Compass Bank.

   10.19* - Second Amendment to Loan Agreement, dated December 15, 1998, between Toreador Royalty Corporation and Toreador Exploration & Production Inc and Compass Bank.

    10.20 - Credit Agreement, effective December 15, 1998, between Compass
            Bank and Tormin, Inc. (previously filed as Exhibit 10.5 to Toreador Royalty Corporation Current Report on Form 8- K filed with the Securities and Exchange Commission on December 31, 1998, and incorporated herein by reference).

    21.1* - Subsidiaries of Toreador Royalty Corporation.

    23.1* - Consent of PricewaterhouseCoopers LLP.

    23.2* - Consent of Harlan Consulting.

    27.1* - Financial Data Schedule.

--------------
     *    Filed herewith.
     +    Management contract or compensatory plan

(b)  Reports on Form 8-K:

     During the last quarter of the fiscal year ended December 31, 1998, we filed a Current Report on Form 8-K dated December 16, 1998, as amended by Current Report on Form 8-K/A filed on March 1, 1999, with the Securities and Exchange Commission to report the acquisition of certain oil, gas and other mineral and royalty interests from Howell Petroleum Corporation under Items 2 and 7.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TOREADOR ROYALTY CORPORATION
Date: April 14, 1999

                                      By: /s/ G. THOMAS GRAVES III
                                         -------------------------------------
                                          G. Thomas Graves III, President,
                                          Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                                CAPACITY IN WHICH SIGNED                        DATE
       ---------                                ------------------------                        ----
/s/ G. THOMAS GRAVES III                   President, Chief Executive Officer and           April 14, 1999
--------------------------------           Director
G. Thomas Graves III

/s/ J.W. BULLION                           Secretary and Director                           April 14, 1999
--------------------------------
J.W. Bullion

/s/ EDWARD NATHAN DANE                     Director                                         April 14, 1999
--------------------------------
Edward Nathan Dane

/s/ PETER L. FALB                          Director                                         April 14, 1999
--------------------------------
Peter L. Falb

/s/ THOMAS P. KELLOGG, JR                  Director                                         April 14, 1999
--------------------------------
Thomas P. Kellogg, Jr.

/s/ WILLIAM I. LEE                         Director                                         April 14, 1999
--------------------------------
William I. Lee

/s/ JOHN MARK McLAUGHLIN                   Chairman and Director                            April 14, 1999
--------------------------------
John Mark McLaughlin

/s/ DOUGLAS WEIR                           Vice President - Finance and Treasurer           April 14, 1999
--------------------------------           (Principal Financial and Accounting Officer)
Douglas Weir

                          TOREADOR ROYALTY CORPORATION

                             ITEM 14(a)(1) and (2)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES


                                                                                                                Page
                                                                                                                ----
Report of Independent Accountants.....................................................................          F-2

Financial Statements: ................................................................................

         Consolidated Balance Sheet as of December 31, 1998 and 1997..................................          F-3

         Consolidated Statement of Operations for the three years ended December 31, 1998.............          F-4

         Consolidated Statement of Changes in Stockholders' Equity for the three years
             ended December 31, 1998..................................................................          F-5

         Consolidated Statement of Cash Flows for the three years ended December 31, 1998.............          F-7

         Notes to Consolidated Financial Statements...................................................          F-8

All financial statement schedules have been omitted as all required information has been included in the consolidated financial statements and notes thereto.

                          TOREADOR ROYALTY CORPORATION


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Toreador Royalty Corporation


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page F-1 present fairly, in all material respects, the financial position of Toreador Royalty Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
April 9, 1999

                     TOREADOR ROYALTY CORPORATION

                      CONSOLIDATED BALANCE SHEET

                                                                        December 31,
                                                                -----------------------------
                                                                    1998              1997
                                                                ------------     ------------
ASSETS
Current assets:
    Cash and cash equivalents...............................    $    726,187     $  2,876,652
    Short term investments..................................       1,218,291               --
    Accounts receivable.....................................         517,442          334,851
    Marketable securities...................................         374,915               --
    Federal income tax receivable...........................          63,064           62,307
    Assets held for sale....................................         334,489               --
    Deferred tax benefit....................................              --           15,945
    Other...................................................          61,130           26,956
                                                                ------------     ------------
      Total current assets..................................       3,295,518        3,316,711
                                                                ------------     ------------
Properties and equipment, less accumulated
        depreciation, depletion and amortization............      16,209,631        3,210,074

Other assets................................................          78,873               --
Deferred tax benefit........................................         198,240               --
                                                                ------------     ------------
      Total assets..........................................    $ 19,782,262     $  6,526,785
                                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities................    $    587,754     $    309,590
    Current portion of long term debt.......................         720,000               --
                                                                ------------     ------------
      Total current liabilities.............................       1,307,754          309,590

Long term debt..............................................       7,880,000               --
                                                                ------------     ------------
      Total liabilities.....................................       9,187,754          309,590
                                                                ------------     ------------

Stockholders' equity:
    Preferred stock, $1.00 par value, 4,000,000
        shares authorized; 160,000 and  0 issued............         160,000               --
    Common stock, $0.15625 par value, 10,000,000 shares
        authorized; 5,644,071 and 5,367,571 shares issued...         881,886          838,683
    Capital in excess of par value..........................       8,202,862        3,646,834
    Retained earnings.......................................       2,529,371        2,791,117
    Accumulated other comprehensive income (loss)...........         (24,922)              --
                                                                ------------     ------------
                                                                  11,749,197        7,276,634
    Treasury stock at cost:
        438,400 and 408,400 shares..........................      (1,154,689)      (1,059,439)
                                                                ------------     ------------

      Total stockholders' equity............................      10,594,508        6,217,195
                                                                ------------     ------------

      Total liabilities and stockholders' equity............    $ 19,782,262     $  6,526,785
                                                                ============     ============

The Company uses the successful efforts method of accounting for its oil and gas producing activities.

        See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                 YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------
                                                          1998             1997             1996
                                                      ------------     ------------     ------------
Revenues:
    Oil and gas sales............................     $  1,968,638     $  2,325,148     $  2,306,791
    Lease bonuses and rentals....................          168,664          287,604          118,430
    Interest and other income....................          171,338          149,841          162,297
    Gain on sale of marketable securities
            and other assets.....................               --           26,171          526,567
                                                      ------------     ------------     ------------

      Total revenues                                     2,308,640        2,788,764        3,114,085
                                                      ------------     ------------     ------------

Costs and expenses:
    Lease operating expense......................          583,441          695,007          585,732
    Dry holes and abandonments...................          133,113          166,710          130,647
    Depreciation, depletion and amortization.....          514,071          539,346          273,026
    Geological and geophysical...................          517,870          546,634          227,744
    General and administrative...................          999,548          802,723          907,086
    Loss on settlement of benefit plans..........               --          173,971               --
    Interest expense.............................           36,120               --               --
                                                      ------------     ------------     ------------

      Total costs and expenses...................        2,784,163        2,924,391        2,124,235
                                                      ------------     ------------     ------------


Net income (loss) before federal income taxes....         (475,523)        (135,627)         989,850

Provision (benefit) for federal income taxes.....         (233,277)         (84,261)         263,100
                                                      ------------     ------------     ------------

Net income (loss)................................         (242,246)         (51,366)         726,750
                                                      ------------     ------------     ------------

Dividends on preferred shares....................           19,500               --               --
                                                      ------------     ------------     ------------

Net income (loss) applicable to common shares....     $   (261,746)    $    (51,366)    $    726,750
                                                      ============     ============     ============

Basic income (loss) per share....................     $      (0.05)    $      (0.01)    $       0.14
                                                      ============     ============     ============

Diluted income (loss) per share..................     $      (0.05)    $      (0.01)    $       0.14
                                                      ============     ============     ============

Weighted average shares outstanding
Basic............................................        5,125,063        5,022,216        5,216,941
Diluted..........................................        5,125,063        5,022,216        5,216,941


        See accompanying notes to the consolidated financial statements.

                         TOREADOR ROYALTY CORPORATION

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                ACCUMULATED
                                                                                      CAPITAL IN                    OTHER
                                               PREFERRED         COMMON STOCK          EXCESS OF    RETAINED    COMPREHENSIVE
                                                 STOCK       SHARES        AMOUNT      PAR VALUE    EARNINGS    INCOME (LOSS)
                                               ---------   -----------   -----------   ----------  -----------   -----------
Balance at December 31, 1995 ...............   $      --     5,349,071   $   835,792   $3,560,042  $ 2,115,733   $   353,268

Issuance of common stock ...................          --         7,500         1,172       17,343           --            --

Purchase of treasury stock .................          --            --            --           --           --            --

Comprehensive income
   Net income ..............................          --            --            --           --      726,750            --

   Other comprehensive income, net of tax
      Unrealized (losses) on securities ....
      Minimum pension liability ............

   Other comprehensive income ..............                                                                        (441,811)

Comprehensive income .......................

                                               ---------   -----------   -----------   ----------  -----------   -----------
Balance at December 31, 1996 ...............          --     5,356,571       836,964    3,577,385    2,842,483       (88,543)

Issuance of common stock ...................          --        11,000         1,719       69,449           --

Purchase of treasury stock .................          --            --            --           --           --

Comprehensive income
   Net loss ................................          --            --            --           --      (51,366)           --

   Other comprehensive income, net of tax
      Minimum pension liability ............

   Other comprehensive income ..............                                                                          88,543

Comprehensive income .......................


                                               ---------   -----------   -----------   ----------  -----------   -----------
Balance at December 31, 1997 ...............          --     5,367,571       838,683    3,646,834    2,791,117            --

Issuance of common stock ...................          --       276,500        43,203      766,809           --

Issuance of preferred stock ................     160,000            --            --    3,789,219           --

Dividends on preferred stock ...............          --            --            --           --      (19,500)

Purchase of treasury stock .................          --            --            --           --           --

Comprehensive income (loss)
   Net loss ................................          --            --            --           --     (242,246)           --

   Other comprehensive income (loss), net of tax
      Unrealized (losses) on securities ....                                                                         (24,922)

   Other comprehensive income (loss)........

Comprehensive income (loss).................

                                               ---------   -----------   -----------   ----------  -----------   -----------
Balance at December 31, 1998 ...............   $ 160,000     5,644,071   $   881,886   $8,202,862  $ 2,529,371   $   (24,922)
                                               =========   ===========   ===========   ==========  ===========   ===========

                                                                              TOTAL
                                               COMPREHENSIVE   TREASURY    STOCKHOLDERS'
                                               INCOME (LOSS)    STOCK         EQUITY
                                               ------------- ------------  -------------
Balance at December 31, 1995 ...............                 $    (54,350)    6,810,485

Issuance of common stock ...................            --             --        18,515

Purchase of treasury stock .................            --       (489,759)     (489,759)

Comprehensive income
   Net income ..............................   $   726,750             --       726,750
                                               -----------
   Other comprehensive income, net of tax
      Unrealized (losses) on securities ....      (353,268)                    (353,268)
      Minimum pension liability ............       (88,543)                     (88,543)
                                               -----------
   Other comprehensive income (loss) .......      (441,811)
                                               -----------
Comprehensive income .......................       284,939
                                               ===========
                                                                ---------   -----------
Balance at December 31, 1996 ...............                     (544,109)    6,624,180
                                                                            -----------
Issuance of common stock ...................            --                       71,168

Purchase of treasury stock .................            --       (515,330)     (515,330)

Comprehensive income (loss)
   Net loss ................................       (51,366)            --       (51,366)
                                               -----------
   Other comprehensive income, net of tax
      Minimum pension liability ............        88,543                       88,543
                                               -----------
   Other comprehensive income (loss) .......        88,543
                                               -----------
Comprehensive income .......................        37,177
                                               ===========

                                                             ------------   -----------
Balance at December 31, 1997 ...............                   (1,059,439)    6,217,195

Issuance of common stock ...................            --                      810,012

Issuance of preferred stock ................            --             --     3,949,219

Dividends on preferred stock ...............            --             --       (19,500)

Purchase of treasury stock .................            --        (95,250)      (95,250)

Comprehensive income
   Net loss ................................      (242,246)            --      (242,246)
                                               -----------
   Other comprehensive income, net of tax
      Unrealized (losses) on securities ....       (24,922)                     (24,922)
                                               -----------
      Other comprehensive income ...........       (24,922)
                                               -----------
Comprehensive income .......................      (267,168)
                                               ===========
                                                             ------------   -----------
Balance at December 31, 1998 ...............                 $ (1,154,689)  $10,594,508
                                                             ============   ===========

                           TOREADOR ROYALTY CORPORATION

                       CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                 YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------
                                                                           1998            1997           1996
                                                                      ------------   -------------  ------------
Cash flows from operating activities:
    Net income (loss) ..............................................  $   (242,246)  $    (51,366)  $    726,750
    Adjustments to reconcile net income to
     net cash provided by operating activities:

      Depreciation, depletion and amortization .....................       514,071        539,346        273,026
      Dry holes and abandonments ...................................       133,113        166,710        130,647
      Gain on sale of marketable securities and other assets .......            --        (26,171)      (526,567)
      Decrease (increase) in accounts receivable ...................      (182,591)       173,942       (340,047)
      Decrease (increase)  in federal income tax receivable ........          (757)        (7,408)        32,551
      Decrease in pension obligation ...............................            --         88,543         29,782
      Decrease (increase) in other current assets ..................       (34,174)        38,145        (42,929)
      Increase in accounts payable and accrued liabilities .........       258,664         53,290         63,060
      Increase (decrease) in federal income taxes payable ..........            --        (62,938)        62,938
      Deferred tax expense (benefit) ...............................      (169,456)       (81,453)       200,161
                                                                      ------------   ------------   ------------
      Net cash provided by operating activities ....................       276,624        830,640        609,372
                                                                      ------------   ------------   ------------

Cash flows from investing activities:
     Expenditures for oil and gas property and equipment ...........      (797,438)      (717,478)      (893,426)
     Acquisition of oil and gas properties .........................   (13,154,543)            --             --
     Proceeds from lease bonuses and rentals .......................            --         77,583        415,074
     Purchase of short term investments ............................    (1,218,291)            --             --
     Purchases of marketable securities ............................      (412,676)            --             --
     Proceeds from sale of marketable securities and other assets ..            --         56,065        652,826
     Purchase of furniture and fixtures ............................       (29,249)          (107)       (30,066)
                                                                      ------------   ------------   ------------
     Net cash provided (used) by investing activities ..............   (15,612,197)      (583,937)       144,408
                                                                      ------------   ------------   ------------

Cash flows from financing activities:
    Payment for debt issue costs ...................................       (78,873)            --             --
    Proceeds from issuance of common stock .........................       810,012         71,168         18,515
    Proceeds from issuance of preferred stock, net .................     3,949,219             --             --
    Proceeds from credit facilities ................................     8,600,000             --             --
    Purchase of treasury stock .....................................       (95,250)      (515,330)      (489,759)
                                                                      ------------   ------------   ------------
    Net cash provided (used) by financing activities ...............    13,185,108       (444,162)      (471,244)
                                                                      ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents ...............    (2,150,465)      (197,459)       282,536

Cash and cash equivalents, beginning of year .......................     2,876,652      3,074,111      2,791,575
                                                                      ------------   ------------   ------------

Cash and cash equivalents, end of year .............................  $    726,187   $  2,876,652   $  3,074,111
                                                                      ============   ============   ============

Supplemental schedule of cash flow information:
     Cash paid (received) during the period for:
   Income taxes ....................................................  $    (63,064)  $      4,475   $         --


        See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION

                   Notes to Consolidated Financial Statements


1.        BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

          Toreador Royalty Corporation (the "Company") is an independent oil and gas company engaged in domestic oil and gas exploration, development, production and acquisition activities. The Company owns in excess of 1,300,000 net mineral acres located primarily in Mississippi, Texas and Alabama. In addition, the Company owns working or royalty interests in Mississippi, Texas, Alabama, New Mexico, Oklahoma, Louisiana and Arkansas. The Company's business activities are with industry partners located within the United States.

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

          CONSOLIDATION

          The consolidated financial statements include the accounts of Toreador Royalty Corporation and its wholly-owned subsidiaries, Toreador Exploration & Production Inc. and Tormin, Inc. All intercompany accounts and transactions have been eliminated. Tormin, Inc. was formed in 1998 and therefore has not been included in previous periods' consolidated financial statements.

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

          SHORT TERM INVESTMENTS AND MARKETABLE SECURITIES

          Short term investments include amounts held in managed funds which invest in securities scheduled to mature within 12 months or less. These investments are carried at cost which approximates fair value.

          Marketable debt and equity securities are reported at fair value, except for those debt securities that management has the intent and ability to hold to maturity. Investments in available for sale securities are classified based upon management's intent to sell the security and changes in fair value are reported net of tax as a separate component of accumulated other comprehensive income. Trading investments are classified as current assets and changes in fair value are reported in the statement of operations.

                          TOREADOR ROYALTY CORPORATION

                   Notes to Consolidated Financial Statements


          OIL AND GAS PROPERTIES

          The Company follows the successful efforts method of accounting for oil and gas exploration and development expenditures. Under this method, costs of successful exploratory wells and all development wells are capitalized. Costs to drill exploratory wells which do not find proved reserves are expensed. Significant costs associated with the acquisition of oil and gas properties are capitalized. Upon sale or abandonment of units of property or the disposition of miscellaneous equipment, the cost is removed from the asset account, the related reserves relieved of the accumulated depreciation or depletion and the gain or loss is credited to or charged against operations. Maintenance and repairs are charged to expense; betterments of property are capitalized and depreciated as described below.

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

          IMPAIRMENT OF ASSETS

          Producing property costs are evaluated for impairment and reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Impairment of nonproducing leasehold costs and undeveloped mineral and royalty interests are assessed periodically on a property by property basis, and any impairment in value is currently charged to expense. There was an impairment during 1998 on producing properties in the amount of $19,649 primarily due to the decrease in oil and gas prices. The impairment is included in the "Depreciation, depletion and amortization" category of the consolidated statement of operations.

          REVENUE RECOGNITION

          Oil and natural gas revenues are accounted for using the sales method. Under this method, sales are recorded on all production sold by the Company regardless of the Company's ownership interest in the respective property. Imbalances result when sales differ from the seller's net revenue interest in the particular property's reserves and are tracked to reflect the Company's balancing position. At December 31, 1998 and 1997, the imbalance and related value were immaterial.

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

                          TOREADOR ROYALTY CORPORATION

                   Notes to Consolidated Financial Statements


          FINANCIAL INSTRUMENTS

          The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, marketable securities, accounts payable and accrued liabilities and long-term debt approximate fair value, unless otherwise stated, as of December 31, 1998 and 1997.

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

          STOCK-BASED COMPENSATION

          Statement of Financial Accounting Standards No. 123, ("SFAS 123") "Accounting for Stock-Based Compensation," encourages, but does not require, the adoption of a fair value-based method of accounting for employee stock-based compensation transactions. The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its employee stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant above the amount an employee must pay to acquire the stock.

          NET INCOME PER COMMON SHARE

          Basic earnings (loss) per common share amounts were computed by dividing net income (loss) after deduction of dividends on preference shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share assumes the conversion of all securities that are exercisable or convertible into common shares that would dilute the basic earnings per common share during the period. There were no differences in the weighted average common shares used in the basic and diluted earnings per share computations due to antidilution.

2.        ACQUISITION OF OIL AND GAS PROPERTIES

          On December 16, 1998, Tormin, Inc., a wholly owned subsidiary of Toreador Royalty Corporation purchased, effective November 1, 1998, certain oil, gas and other mineral and royalty interests located in Alabama, Louisiana and Mississippi (the "Properties") from Howell Petroleum Corporation ("Howell"), a wholly owned subsidiary of Howell Corporation, pursuant to a Purchase and Sale Agreement (the "Howell Agreement") dated October 28, 1998 by and between Howell and J.T. Philp Company ("JTP"). Tormin acquired JTP's rights under the Howell Agreement through an assignment of JTP's rights and paid a transaction fee of 1.5% of the purchase price of the Properties.

          The purchase price for the Properties before adjustments was $13 million. The Properties are comprised of approximately 1,775,000 gross (876,000 net) acres. Producing interests, which make up approximately 2% of the total net acres, are held in approximately 400 oil and gas wells. The acquisition of the Properties was accounted for under the purchase method and closed on December 16, 1998. The allocation of the purchase price is presented below:

                          TOREADOR ROYALTY CORPORATION

                   Notes to Consolidated Financial Statements


Purchase Price.....................................................  $  13,000,000
Purchase price adjustments, including:
    Distributions of cash flows generated from lease bonuses from
    October 15, 1998 to the closing date, December 16, 1998........        (68,250)

    Net oil and gas revenue earned from November 1, 1998 to the
    closing date, December 16, 1998................................       (157,462)

    Other acquisition costs........................................        380,255
                                                                     -------------
                                           Total Purchase Price....  $  13,154,543
                                                                     =============


Purchase Allocation :
    Producing royalty interests....................................      5,883,911
    Undeveloped mineral and royalty interests......................      7,270,632
                                                                     -------------
                                           Total Purchase Price....  $  13,154,543
                                                                     =============


     The purchase price was allocated to producing royalty interests and undeveloped mineral and royalty interests based upon engineering estimates.

     The purchase price of the Properties was funded with proceeds received from a private placement of $4 million of the Company's Series A 9% Convertible Preferred Stock (the "Preferred Securities"), utilization of Company's existing credit facility ($2.7 million), utilization of a new term facility ($5.9 million), and cash on hand. See notes 13 and 15 for further discussion regarding these financial instruments.

     The following summarized unaudited pro forma financial information assumes the acquisition of the Properties occurred on January 1 of each year:

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                       1998           1997
                                                       ----           ----
     Revenues...................................    $4,093,757     $5,816,317
     Net income.................................    $  231,982     $1,024,506
     Net income applicable to common shares.....    $ (128,018)    $  664,506
     Net income per share - basic...............    $     (.02)    $      .13
     Net income per share - diluted.............    $     (.02)    $      .13

     The pro forma results do not necessarily represent results that would have occurred if the transaction had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

3.   MARKETABLE SECURITIES

     During 1996, the Company sold all shares in the San Juan Basin Royalty Trust for proceeds of $643,125 resulting in a gain of $516,867.

     Marketable securities at December 31,1998 consist of several issues of preferred stock with a fair market value of $374,915 as of December 31, 1998. The net unrealized loss related to these securities before taxes is $37,761 ($24,922 net of tax). The Company has designated these investments as "securities available for sale" pursuant to Statement of Financial Accounting Standards No. 115.

                          TOREADOR ROYALTY CORPORATION

                   Notes to Consolidated Financial Statements


4.   ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                      DECEMBER 31,
                                              ----------------------------
                                                  1998             1997
                                              -----------      -----------
Oil and gas...............................    $   417,442      $   334,851
Receivable from preferred shareholders....        100,000               --
                                              -----------      -----------
                                              $   517,442      $   334,851
                                              ===========      ===========

     Oil and gas receivables are due from companies engaged principally in oil and gas activities, with payment terms on a short-term basis and in accordance with industry standards. The receivable from preferred shareholders was received in January 1999.

5.   PROPERTIES AND EQUIPMENT

     Properties and equipment consist of the following:


                                                                 DECEMBER 31,
                                                         ---------------------------
                                                             1998           1997
                                                         ------------   ------------
Undeveloped mineral and royalty interests .............  $  7,270,632   $    334,489
Nonproducing leaseholds ...............................       122,267         26,911
Producing leaseholds ..................................     3,607,307      3,152,332
Producing royalty interests ...........................     7,306,423      1,422,512
Lease and well equipment ..............................       417,382        303,388
Furniture and fixtures and other assets ...............       108,268         79,019
                                                         ------------   ------------
                                                           18,832,279      5,318,651

Accumulated depreciation, depletion and amortization ..    (2,622,648)    (2,108,577)
                                                         ------------   ------------

                                                         $ 16,209,631   $  3,210,074
                                                         ============   ============

6.   ASSETS HELD FOR SALE

     Assets held for sale consist of undeveloped mineral and royalty interests which the Company is currently marketing. In January 1999 the Company sold a portion of the acreage for $750,000 resulting in a gain of $356,187 net of tax and closing costs.

                          TOREADOR ROYALTY CORPORATION

                   Notes to Consolidated Financial Statements


7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                                          DECEMBER 31,
                                                                -----------------------------
                                                                    1998              1997
                                                                -----------       -----------
Professional fees..........................................     $     6,980       $    3,251
Lease operating expense....................................          94,290           92,430
Trade accounts payable.....................................         140,809           19,894
Brokerage  fees............................................          45,516               --
Drilling costs.............................................          40,130          194,015
Howell acquisition costs...................................         260,029               --
                                                                -----------      -----------
                                                                $   587,754      $   309,590
                                                                ===========      ===========

8.   INTEREST AND OTHER INCOME

     Interest and other income consists of:


                                                                                    YEAR ENDED DECEMBER 31,
                                                                            ---------------------------------------
                                                                               1998           1997          1996
                                                                            ----------     ----------     ---------
        Interest - Certificates of deposit
                 U.S. Treasury bills, and money market accounts.......      $  152,789     $  147,237     $ 138,720
        Distribution from San Juan Basin Royalty Trust................              --             --        12,253
        Dividends from marketable securities..........................           7,720             --            --
        Other.........................................................          10,829          2,604        11,324
                                                                            ----------     ----------     ---------
                                                                            $  171,338     $  149,841     $ 162,297
                                                                            ==========     ==========     =========

9.   GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses incurred by the Company are as follows:



                                                    YEAR ENDED DECEMBER 31,
                                           ----------------------------------------
                                               1998          1997           1996
                                           ------------  ------------  ------------
Salaries ..............................    $    208,226  $    213,000  $    327,277
Professional fees .....................         329,481       161,745       139,794
Insurance .............................          49,338        57,730        57,005
Retirement expense ....................           9,992        69,188        69,050
Rent expense ..........................          43,676        34,297        30,913
Directors' fees and travel expenses ...          75,988        78,963        40,334
Shareholder relations .................         122,688        53,126        77,166
Travel and entertainment ..............           8,613        21,800        52,726
Telephone and utilities ...............          19,755        16,588        19,908
Taxes, other than income ..............          35,268        37,747        38,285
Other .................................          96,523        58,539        54,628
                                           ------------  ------------  ------------
                                           $    999,548  $    802,723  $    907,086
                                           ============  ============  ============

                          TOREADOR ROYALTY CORPORATION

                   Notes to Consolidated Financial Statements


10.  INCOME TAXES

     The Company's provision (benefit) for income taxes was comprised of the following:


                                                 YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                             1998         1997         1996
                                          ----------   ----------   ----------
Federal:
         Current .......................  $  (63,821)  $   (2,808)  $   62,939
         Deferred ......................    (169,456)     (81,453)     200,161
                                          ----------   ----------   ----------
Provision (benefit) for income taxes ...  $ (233,277)  $  (84,261)  $  263,100
                                          ==========   ==========   ==========

       The primary reasons for the difference between tax expense at the statutory federal income tax rate and the Company's provision for income taxes were:


                                                         YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                   1998           1997           1996
                                               ------------   ------------   ------------
Theoretical tax at 34% ......................  $   (161,678)  $    (46,113)  $    336,703
Surtax or rate difference ...................            --           (958)        (8,973)
Statutory depletion in excess of tax basis ..       (69,979)       (38,013)       (64,317)
Other .......................................        (1,620)           823           (313)
                                               ------------   ------------   ------------
Provision (benefit) for income taxes ........  $   (233,277)  $    (84,261)  $    263,100
                                               ============   ============   ============

         Net operating loss generated in 1995 totaling $516,064 was carried forward and used in 1996. In 1998, the net operating loss for tax purposes totaled $641,176, of which $185,482 will be carried back to be used against prior year taxable income. The remaining net operating loss will be carried forward to be used against future taxable income.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1997 were as follows:


                                                                  1998            1997
                                                              ------------   ------------
Deferred tax liabilities:
         Intangible drilling and development costs .........  $   (210,104)  $   (117,774)

         Lease and well equipment ..........................       (13,949)       (12,619)
         Leasehold costs ...................................        (2,260)       (16,596)
                                                              ------------   ------------
                  Gross deferred tax liabilities ...........      (226,313)      (146,989)
                                                              ------------   ------------

Deferred tax assets:
         Depletion carryforwards ...........................       115,172         49,528
         Net operating tax loss carryforward ...............       154,936             --
         Geological and geophysical costs
                                                                    78,179         53,832
         Alternative minimum tax credit carryforwards ......        63,427         59,574
               Unrealized loss on marketable securities ....        12,839             --
                                                              ------------   ------------

                  Gross deferred tax assets.................       424,553        162,934
                                                              ------------   ------------

Net deferred tax assets ....................................  $    198,240   $     15,945
                                                              ============   ============

                          TOREADOR ROYALTY CORPORATION

                   Notes to Consolidated Financial Statements


          Of the change in deferred taxes, $12,839 was credited to net unrealized loss on marketable securities in stockholders' equity for 1998. The tax credit carryforwards and depletion carryforwards are available indefinitely.

11.  BENEFIT PLANS

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

     During 1997, the Company settled its benefit plan obligations with certain employees resulting in a loss of $173,971 which has been recorded as a loss on settlement of benefit plans in the consolidated statement of operations. The loss consists of a 100% settlement of the pension benefit for $87,654 and a payment of $88,617 for settlement of the SERP. The loss is primarily attributable to the settlement of benefit plans upon the resignation of the then Chairman and Chief Executive Officer of the Company.

     The status of the pension plan follows:

     Change in benefit obligation:

                                                             1998           1997
                                                         ------------  ------------
     Benefit obligation at beginning of year...........  $      4,365  $    463,933
     Service cost......................................        13,825        55,212
     Interest on pension benefit obligation............           306        15,401
     Actuarial loss (gain).............................         7,068       (42,340)
     Benefits paid.....................................            --      (487,841)
                                                         ------------  ------------
     Benefit obligation at end of year.................  $     25,564  $      4,365

     Change in plan assets:

     Fair value of plan assets at beginning of year....  $      5,020  $    387,158
     Actual return on plan assets......................         1,477        25,777
     Employer contributions............................        27,750        79,927
     Benefits paid.....................................            --      (487,842)
                                                         ------------  ------------
     Fair value of plan assets at end of year..........        34,247         5,020
                                                         ------------  ------------
     Funded status.....................................         8,683           655
     Unrecognized net actuarial loss...................         6,914       104,902
                                                         ------------  ------------
     Prepaid pension cost..............................  $     15,597  $    105,557
                                                         ============  ============

                          TOREADOR ROYALTY CORPORATION

                   Notes to Consolidated Financial Statements


         Weighted average assumptions at measurement date:

                                                               1998       1997
                                                               ----       ----
Discount rate                                                   7%         7%
Expected long-term rate of return on assets                     7%         7%
Rate of increase in compensation levels                         3%       3.5%

     The following table sets forth the net periodic costs for the plan as of December 31, 1998, 1997 and 1996:

                                              1998            1997           1996
                                          ------------   ------------   ------------

Service cost...........................   $     13,825   $     55,212   $     54,452
Interest cost..........................            306         15,401         26,828
Expected return on assets..............         (1,323)       (12,824)       (25,899)
Amortization of transition (asset).....             --         (2,875)        (2,874)
Recognized net actuarial loss (gain)...             --          8,129          8,211
                                          ------------   ------------   ------------
                                          $     12,808   $     63,043   $     60,718
                                          ============   ============   ============

12.  LEASE AND OTHER COMMITMENTS

     In November 1993, the Company signed a lease agreement to lease new office space for a period of sixty-three months, beginning January 6, 1994 and ending March 31, 1999. Rentals paid in 1999 through the termination of the lease were $9,561.

13.  LONG TERM DEBT

     In November 1997, the Company obtained a $10,000,000 credit facility (the "Facility"). In December 1998, the Company borrowed $2,700,000 against the Facility which was used to finance the Howell Mineral Acquisition. The Company obtained an additional $5,900,000 term loan (the "Loan") which was used in this acquisition. As of December 31, 1998, the outstanding balance of the facility and loan were $2,700,000 and $5,900,000, respectively.

     The Facility is a revolving line of credit collateralized by various oil and gas interests owned by the Company. The interest rate is equal to the prime rate as long as the amount borrowed is greater than 80% of the borrowing base as defined by the lender ($2,700,000 at December 31, 1998). The rate will drop to prime less one-half percent if the amount borrowed drops below 80% of the borrowing base. In addition the Facility has a commitment fee of .375% per annum on unused amounts and a letter of credit fee of .875% per annum. The interest rate on the Facility at December 31, 1998 was 7.5%, and the Company is currently not subject to any fees. The maturity date is October 1, 2000.

     The Facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets and the payment of dividends on common stock, change of control and management and require us to meet certain financial requirements. Specifically, the Company must maintain a current ratio of 1.00 to 1.00 and a debt service coverage ratio of not less than 1.25 to 1.00.

     The Loan is a credit agreement collateralized by various oil and gas interests owned by the Company. The interest rate is equal to the prime rate plus one-quarter percent. The interest rate on the loan was 7.75% at December 31,1998. The maturity date is June 1, 2000.

                          TOREADOR ROYALTY CORPORATION

                   Notes to Consolidated Financial Statements


     The Loan contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets and the payment of dividends, change of control and management and require Tormin to meet certain financial requirements. Specifically, Tormin must maintain a current ratio of 1.25 to 1.00 after deducting the current portion of the Loan and general and administrative costs are limited to $50,000 per each calendar quarter. Tormin is committed to repay interest on a monthly basis plus principal equal to the greater of 95% of net cash flow or $60,000.

     Each of the above described debt issues is controlled by its respective borrowing bases. The amount of debt outstanding at any time is not allowed to exceed the borrowing base as determined by the lender. The borrowing base is subject to evaluation every six months and can be adjusted either up or down. The Company and Tormin are required to repay any principal which exceeds the revised borrowing base.

     Aggregate principal reductions are as follows for each year ended December 31:

                               1999 ...............$   720,000
                               2000 ...............  7,880,000

     The Company is currently negotiating to extend the payment terms of the Loan.

14.  STOCK COMPENSATION PLANS

     The Company has granted stock options to key employees, directors and certain consultants of the Company which are described below.

     In May 1990, the Company adopted the 1990 Stock Option Plan ("the Plan"). The aggregate number of shares of common stock issuable under the Plan as amended and subject to shareholder approval is 500,000. The Plan provides for the granting of stock options at exercise prices equal to the market price of the stock at the date of the grant.

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

     In September 1998, our board of directors authorized Toreador to enter into stock option agreements with G. Thomas Graves III and John Mark McLaughlin under the Amended and Restated Stock Option Plan, subject to stockholder approval of the Amended and Restated Stock Option Plan, for options to purchase 250,000 and 45,000 shares of common stock, respectively.

     Pursuant to SFAS No. 123, the Company recorded an expense of $19,747 and $44,011 during 1998 and 1997, respectively, for stock options granted to certain consultants to the Company.

                          TOREADOR ROYALTY CORPORATION

                   Notes to Consolidated Financial Statements


A summary of stock option transactions are as follows:

                                          1998                   1997                   1996
                                        --------                -------              ---------
                                                    WEIGHTED-              WEIGHTED-              WEIGHTED
                                                    AVERAGE                AVERAGE                AVERAGE
                                                   EXERCISE                EXERCISE               EXERCISE
                                         SHARES      PRICE       SHARES     PRICE     SHARES       PRICE
                                        --------   ---------    -------   ---------  ---------   ---------
Outstanding at beginning of year ....    469,000   $    2.97    452,500   $    3.16    470,000   $    3.15
Granted .............................    340,000        4.38    117,500        2.50         --          --
Exercised ...........................   (276,500)       2.86    (11,000)       2.47     (7,500)       2.47
Forfeited ...........................    (70,000)       3.11    (90,000)       3.36    (10,000)       3.25
                                        --------   ---------    -------   ---------  ---------   ---------
Outstanding at end of year ..........    462,500   $    4.05    469,000   $    2.97  $ 452,500   $    3.16
                                        ========   =========    =======   =========  =========   =========
Exercisable at end of year ..........    100,833   $    3.28    411,500   $    3.02    402,500   $    3.13
                                        ========   =========    =======   =========  =========   =========


For stock options granted during 1998 the following represents the weighted-average exercise prices and the weighted-average fair value based upon whether or not the exercise price of the option was greater than, less than or equal to the market price of the stock on the grant date:

                 Option type                   Weighted-      Weighted-Average
                                                Average             Fair
                                             Exercise Price        Value
                                             --------------     -------------
Exercise price greater than market price.....$         5.00     $        .35
Exercise price less than market price........          2.75             1.11
Exercise price equal to market price.........          2.50              .92


The following table summarizes information about the fixed price stock options outstanding at December 31, 1998:

                        OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
     -------------------------------------------------------        ----------------------------------------------------
                                                  WEIGHTED
                                                  AVERAGE             WEIGHTED                               WEIGHTED
        RANGE OF               NUMBER             REMAINING            AVERAGE             NUMBER             AVERAGE
        EXERCISE            OUTSTANDING          CONTRACTUAL          EXERCISE           EXERCISABLE         EXERCISE
          PRICES            AT 12/31/98              LIFE               PRICE            AT 12/31/98           PRICE
     ---------------        ------------         -----------        ------------          ----------        ------------
     $          2.50              72,500           7.1 Years        $       2.50              20,833        $       2.50
                2.75              60,000           9.8 Years                2.75                   0                   0
         3.25 - 3.50              50,000           5.7 Years                3.40              50,000                3.40
                3.63              30,000           2.4 Years                3.63              30,000                3.63
                5.00             250,000           9.8 Years                5.00                   0                   0
     ---------------        ------------         -----------        ------------          ----------        ------------
     $   2.50 - 5.00             462,500           8.4 Years        $       4.05             100,833        $       3.28
     ===============        ============         ===========        ============          ==========        ============

At December 31, 1998, 202,500 shares were available for grant under the Plan and 140,000 shares were available for grant as options under the Nonemployee Director Plan.

                          TOREADOR ROYALTY CORPORATION

                   Notes to Consolidated Financial Statements


     Had compensation costs for employees under the Company's two stock-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the method prescribed by SFAS No. 123, the Company's pro forma net income and earnings per share would have been reduced to the pro forma amounts listed below:

                                                                   1998              1997              1996
                                                                -----------       -----------       ----------
        Net income (loss)                      As reported      $ (242,246)       $  (51,366)       $  726,750
                                                 Pro forma      $ (272,077)       $  (82,515)       $  726,750

        Basic earnings per share               As reported      $    (0.05)       $    (0.01)       $     0.14
                                                 Pro forma      $    (0.05)       $    (0.02)       $     0.14

        Diluted earnings per share             As reported      $    (0.05)       $    (0.01)       $     0.14
                                                 Pro forma      $    (0.05)       $    (0.02)       $     0.14

     There were no options granted during 1996. The fair value of each option granted during 1997 is estimated on the date of grant using the Black-Scholes Option-Pricing model with the following assumptions respectively: dividend yield of $0/share; expected volatility of 39%; risk-free interest rate of 6.4%; and expected lives of 5 years. The fair value of each option granted during 1998 is estimated on the date of grant using the Black-Scholes Option-Pricing model with the following assumptions respectively: dividend yield of $0/; expected volatility of 27%; risk-free interest rate of 6.4%; and expected lives of 5 years.

15.  CAPITAL

     In connection with the private placement in 1994, the Company's placement agent received a five-year warrant to purchase 106,867 shares of common stock at a price of $4.375 per share and the right to participate in registered offerings of common stock by the Company. The Company paid $25,000 to the placement agent in December 1998 in order to terminate the warrant.

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

                          TOREADOR ROYALTY CORPORATION

                   Notes to Consolidated Financial Statements

     In October 1995, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of the Company's common stock. This repurchase was completed in April 1996. In April 1996, the Company's Board of Directors authorized the repurchase of an additional 150,000 shares of the Company's common stock. This repurchase was completed in April 1997.

     In April 1997, the Company's board of directors authorized the repurchase of an additional 300,000 shares of the Company's common stock. On July 23, 1998, the Company's board of directors suspended the policy of share repurchases for the time being to instead use the Company's excess cash resources toward funding the Company's participation in third party operated 3-D projects or drilling prospects and acquisition of producing oil and gas properties. On March 23, 1999, the Company's board of directors reinstated the common stock repurchase program enabling the Company to purchase the remaining 117,300 shares available under the April 1997 stock repurchase plan from time to time and depending on market conditions. As of December 31, 1998, the Company had repurchased 182,700 shares of its common stock under the third repurchase program. Management anticipates that any future repurchases of the Company's common stock will be funded from the Company's cash flow from operations and working capital.

     In December 1998, the Company sold 160,000 shares of Series A Preferred Stock for $4,000,000. The sale was made through a private placement. At the option of the holder, the preferred stock may be converted into common shares at a price of $4 per common share. The Company, at its option, may redeem the preferred stock at its stated value of $25 per share on or after December 1, 2004. The preferred stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. The proceeds from the sale were used in part to finance the Howell mineral acquisition.

     Under the original agreement, the Company was required to redeem all outstanding Series A Preferred Stock on December 1, 2008. On March 15, 1999, the Company and the holders of the Series A Preferred Stock agreed to remove the mandatory redemption feature in exchange for certain other modifications. As a result, the Series A Preferred Stock has been classified as a component of equity at December 31, 1998.

16.  RELATED PARTY TRANSACTIONS

     The Company entered into a technical services agreement with Wilco Properties, Inc. ("Wilco") effective October 1, 1998 whereby Wilco provides accounting and geological management services for a monthly fee of $7,250. The Company cancelled the technical services agreement in February 1999 and entered into a new technical services agreement whereby the Company employed the Wilco personnel directly and agreed to provide accounting and geological management services to Wilco for a monthly fee of $7,250.

17.  OIL AND GAS INFORMATION (UNAUDITED)

     The following information is presented pursuant to SFAS No. 69, Disclosures about Oil and Gas Producing Activities:

     RESULTS OF OPERATIONS

     Results of operations from oil and gas producing activities were as follows:

                                                         1998         1997          1996
                                                    ------------  ------------  ------------
Crude oil, condensate and natural gas ............  $  1,968,638  $  2,325,148  $  2,306,791
Lease bonuses and delay rentals ..................       168,664       287,604       118,430
                                                    ------------  ------------  ------------
         Total revenues ..........................     2,137,302     2,612,752     2,425,221
                                                    ------------  ------------  ------------
Costs and expenses:
         Lease operating costs ...................       583,441       695,007       585,732
         Exploration costs .......................       650,983       713,344       358,391
         Depreciation and depletion ..............       510,775       539,346       273,026
                                                    ------------  ------------  ------------
Income before income taxes .......................       392,103       665,055     1,208,072
Income tax expense ...............................       133,315       226,119       410,744
                                                    ------------  ------------  ------------
Results of operations from producing activities
         (excluding corporate overhead)...........  $    258,788  $    438,936  $    797,328
                                                    ============  ============  ============

                          TOREADOR ROYALTY CORPORATION

                   Notes to Consolidated Financial Statements


     CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES:

                                                           DECEMBER 31,
                                          ------------------------------------------
                                               1998          1997          1996
                                          ------------   ------------   ------------
Unproved properties (a) ................  $  7,727,388  $    361,400   $    457,861
Proved leaseholds ......................    10,913,730     4,574,844      4,161,956
Lease and well equipment ...............       417,382       303,388        151,243
                                          ------------   ------------   ------------

                                            19,058,500      5,239,632      4,771,060
                                          ------------   ------------   ------------
Less:    Accumulated depreciation,
          depletion and amortization ...    (2,608,905)    (2,036,912)    (1,507,553)
                                          ------------   ------------   ------------

Capitalized costs ......................  $ 16,449,595  $  3,202,720   $  3,263,507
                                          ============   ============   ============

     (a) Unproved properties for 1998 includes $334,489 classified as "Assets held for sale".

     COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES:

                                                          1998           1997        1996
                                                      -----------    ----------   ----------
Acquisition of properties

    Proved......................................      $ 5,883,911    $  192,670   $  371,761
    Unproved....................................        7,365,988        56,245       69,838
Exploration costs...............................          133,113       166,710      130,647
Development costs...............................          568,969       301,853      321,180
                                                      -----------    ----------   ----------

Costs incurred..................................      $13,951,981    $  717,478   $  893,426
                                                      ===========    ==========   ==========

OIL AND GAS RESERVES

The following table identifies the Company's net interest in estimated quantities of proved oil and gas reserves and changes in such estimated quantities. Reserve estimates were prepared by independent petroleum engineers and such estimates were reviewed by Company management. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. Estimated proved developed and undeveloped oil and gas reserves at December 31, 1998, 1997 and 1996 are tabulated below. Crude oil includes condensate and natural gas liquids and is stated in barrels (bbl). Natural gas is stated in thousands of cubic feet (mcf).

                          TOREADOR ROYALTY CORPORATION

                   Notes to Consolidated Financial Statements


                                                      OIL(BBL)        GAS(MCF)
                                                    ------------   ------------
PROVED DEVELOPED AND UNDEVELOPED RESERVES
December 31, 1995 ................................       569,281      2,607,436
Purchases of reserves in place ...................       219,268        266,899
Revisions of previous estimates ..................        35,082        372,202
Extensions, discoveries, and other additions .....        35,959        154,942
Production .......................................       (68,318)      (348,539)
                                                    ------------   ------------

December 31, 1996 ................................       791,272      3,052,940
Purchases of reserves in place ...................         5,410        265,316
Revisions of previous estimates ..................      (317,393)      (471,860)
Extensions, discoveries, and other additions .....       143,792        143,998
Production .......................................       (69,903)      (425,854)
                                                    ------------   ------------

December 31, 1997 ................................       553,178      2,564,540
Purchases of reserves in place ...................       457,953      6,714,493
Revisions of previous estimates ..................       180,310        813,717
Extensions, discoveries, and other additions .....        12,161         92,539
Production .......................................       (90,097)      (394,849)
                                                    ------------   ------------

December 31, 1998 ................................     1,113,505      9,790,440
                                                    ============   ============

PROVED DEVELOPED RESERVES
December 31, 1997 ................................       501,726      2,487,574
                                                    ============   ============
December 31, 1998 ................................     1,095,798      8,631,968
                                                    ============   ============

There were no proved undeveloped reserves at December 31, 1996 .

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

                          TOREADOR ROYALTY CORPORATION

                   Notes to Consolidated Financial Statements


                                                                  1998          1997          1996
                                                              ------------  ------------  ------------
Future cash inflows ........................................  $ 29,011,780  $ 14,558,500  $ 29,686,583
Future production costs ....................................     5,110,313     4,096,800     9,594,044
Future development costs ...................................        44,279       366,900            --
                                                              ------------  ------------  ------------

Future net cash flows before income taxes ..................    23,857,188    10,094,800    20,092,539
Future income tax expense ..................................     5,375,278     2,628,421     6,001,855
                                                              ------------  ------------  ------------

Future net cash flows ......................................    18,481,910     7,466,379    14,090,684
10% annual discount for estimated timing of cash flows .....     7,011,003     2,597,628     5,773,051
                                                              ------------  ------------  ------------


Standardized measure of discounted future net cash
         flows relating to proved oil and gas reserves .....  $ 11,470,907  $  4,868,751  $  8,317,633
                                                              ============  ============  ============

The average oil and gas prices used to calculate future net cash inflows at December 31, 1998 were $9.74 per barrel and $1.86 per mcf, respectively. At December 31, 1998 and March 17, 1999, respectively, the NYMEX price for oil was $12.05 per barrel and $15.24 per barrel and the NYMEX price for gas was $1.945 per MMBtu and $1.699 per MMBtu.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH RELATING TO PROVED OIL AND GAS RESERVES

The following are the principal sources of change in the standardized measure:


                                                   1998            1997          1996
                                               ------------   ------------   ------------
Balance at January 1 ........................  $  4,868,751   $  8,317,633   $  4,710,135
Sales of oil and gas produced, net ..........    (1,385,196)    (1,630,141)    (1,721,059)
Net changes in prices and production costs ..    (2,206,776)    (2,968,223)     3,393,314
Extensions and discoveries ..................       181,087      1,432,864        884,206
Revisions of previous quantity estimates ....     1,813,841     (3,720,824)       719,335
Net change in income taxes ..................      (473,300)     1,737,609     (1,726,595)
Accretion of discount .......................       486,875        831,763        601,140
Purchases of reserves .......................     8,304,398        494,526        371,761
Other .......................................      (118,773)       373,544      1,085,396
                                               ------------   ------------   ------------

Balance at December 31 ......................  $ 11,470,907   $  4,868,751   $  8,317,633
                                               ============   ============   ============

                               INDEX TO EXHIBITS

Exhibit No.   Description
-----------   -----------
     3.1* -   Certificate of Incorporation, as amended, of Toreador Royalty
              Corporation.

     3.2* -   Amended and Restated Bylaws, as amended, of Toreador Royalty
              Corporation.

     3.3  -   Amendment to Bylaws of Toreador Royalty Corporation, dated April
              21, 1997 (previously filed as Exhibit 3.7 to Toreador Royalty
              Corporation Annual Report on Form 10-K for the year ended December
              31, 1997, and incorporated herein by reference).

     3.4  -   Amendment to Bylaws of Toreador Royalty Corporation, dated June
              25, 1998 (previously filed as Exhibit 3.1 to Toreador Royalty
              Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1998, and incorporated herein by reference).

     3.5  -   Certificate of Designations of Series A Junior Participating
              Preferred Stock of Toreador Royalty Corporation, dated April 3,
              1995 (previously filed as Exhibit 3 to Toreador Royalty
              Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by
              reference).

     3.6  -   Certificate of Designation of Series A Convertible Preferred Stock
              of Toreador Royalty Corporation, dated December 14, 1998
              (previously filed as Exhibit 10.3 to Toreador Royalty Corporation
              Current Report on Form 8-K filed with the Securities and Exchange
              Commission on December 31, 1998, and incorporated herein by reference).

     4.1* -   Form of Letter Agreement regarding Series A Convertible Preferred
              Stock, dated as of March 15, 1999, between Toreador Royalty
              Corporation and the holders of Series A Convertible Preferred
              Stock.

     4.2  -   Rights Agreement, dated as of April 3, 1995, between Toreador
              Royalty Corporation and Continental Stock Transfer & Trust
              Company (previously filed as Exhibit 1 to Toreador Royalty
              Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 1995, and incorporated herein by reference).

     4.3  -   Amendment No. 1 to Rights Agreement, dated June 25, 1998, between
              Toreador Royalty Corporation and Continental Stock Transfer &
              Trust Company (previously filed as Exhibit 99.1 to Toreador
              Royalty Corporation Registration on Form 8-A/A filed with the
              Securities and Exchange Commission on July 1, 1998, and
              incorporated herein by reference).

     4.4  -   Registration Rights Agreement, effective December 16, 1998, among
              Toreador Royalty Corporation and persons party thereto
              (previously filed as Exhibit 10.2 to Toreador Royalty Corporation
              Current Report on Form 8-K filed with the Securities and Exchange
              Commission on December 31, 1998, and incorporated herein by reference).

     4.5  -   Settlement Agreement, dated June 25, 1998, among the Gralee
              Persons, the Dane Falb Persons and Toreador Royalty Corporation
              (previously filed as Exhibit 10.1 to Toreador Royalty Corporation
              Current Report on Form 8-K filed with the Securities and Exchange
              Commission on July 1, 1998, and incorporated herein by
              reference).

     4.6  -   Stockholder Voting Agreement, dated June 25, 1998, among the
              Gralee Persons, the Dane Falb Persons and Current Management
              (previously filed as Exhibit 10.2 to Toreador Royalty Corporation
              Current Report on Form 8-K filed with the Securities and Exchange
              Commission on July 1, 1998, and incorporated herein by
              reference).

    10.1+ -   Form of Stock Option Agreement, between Toreador Royalty
              Corporation and Donald E. August, John V. Ballard, J. W. Bullion,
              John Mark McLaughlin, and Jack L. Woods (previously filed as
              Exhibit 4.6 to Toreador Royalty Corporation Form S-8 (No.
              333-14145) filed with the Securities and Exchange Commission on October 15, 1996, and incorporated herein by reference).

    10.2+ -   Stock Option Agreement, dated February 17, 1994, between Toreador
              Royalty Corporation and Thomas P. Kellogg, Jr. (previously filed as Exhibit 4.7 to Toreador Royalty Corporation Form S-8 (No.
              333-14145) filed with the Securities and Exchange Commission on October 15, 1996, and incorporated herein by reference).

    10.3+ -   Form of Stock Option Agreement, between Toreador Royalty
              Corporation and Edward C. Marhanka and Earl V. Tessem, as amended
              (previously filed as Exhibit 4.8 to Toreador Royalty Corporation
              Form S-8 (No. 333-14145) filed with the Securities and Exchange
              Commission on October 15, 1996, and incorporated herein by reference).

    10.4+ -   Incentive Stock Option, dated as of May 15, 1997, between Toreador
              Royalty Corporation and Edward C. Marhanka (previously filed as
              Exhibit 10.4 to Toreador Royalty Corporation Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference).

    10.5+ -   Employment Agreement, dated as of May 1, 1997, between Toreador
              Royalty Corporation and Edward C. Marhanka (previously filed as
              Exhibit 10.5 to Toreador Royalty Corporation Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference).

    10.6* -   Joint Venture Agreement, dated March 1, 1989, among Toreador
              Royalty Corporation, Bandera Petroleum, et al, as amended.

    10.7+ - Toreador Royalty Corporation 1990 Stock Option Plan (previously filed as Exhibit 10.7 to Toreador Royalty Corporation Annual
              Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

    10.8+ - Amendment to Toreador Royalty Corporation 1990 Stock Option Plan, effective as of May 15, 1997 (previously filed as Exhibit 10.14 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

    10.9+ -   Toreador Royalty Corporation 1994 Non-Employee Director Stock
              Option Plan, as amended (previously filed as Exhibit 10.12 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

   10.10+ -   Toreador Royalty Corporation Amended and Restated 1990 Stock
              Option Plan, effective as of September 24, 1998 (previously filed as Exhibit A to Toreador Royalty Corporation Preliminary Proxy
              Statement filed with the Securities and Exchange Commission on March 12, 1999, and incorporated herein by reference).

    10.11 -   Warrant for the Purchase of Shares of Common Stock issued to
              Petrie Parkman & Co., dated May 23, 1994 (previously filed as
              Exhibit 10.1 to Toreador Royalty Corporation Registration on Form
              S-3, and incorporated herein by reference (No. 33-80572) filed with the Securities and Exchange Commission on June 22, 1994, and incorporated herein by reference).

   10.12+ - Form of Indemnification Agreement, dated as of April 25, 1995, between Toreador Royalty Corporation and each of the members of our Board of Directors (previously filed as Exhibit 10 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference).

  10.13*+ -   Toreador Royalty Corporation Amended and Restated 1990 Stock
              Option Plan Nonqualified Stock Option Agreement, dated September
              24, 1998, between Toreador Royalty Corporation and G. Thomas
              Graves III.

  10.14*+ -   Toreador Royalty Corporation Amended and Restated 1990 Stock
              Option Plan Nonqualified Stock Option Agreement, dated September
              24, 1998, between Toreador Royalty Corporation and John Mark
              McLaughlin.

    10.15 -   Securities Purchase Agreement, effective December 16, 1998, among
              Toreador Royalty Corporation and the Purchasers party thereto
              (previously filed as Exhibit 10.1 to Toreador Royalty Corporation
              Current Report on Form 8-K filed with the Securities and Exchange
              Commission on December 31, 1998, and incorporated herein by reference).

    10.16 -   Purchase and Sale Agreement, effective November 1, 1998, between
              Howell Petroleum Corporation and the J.T. Philip Company, as amended (previously filed as Exhibit 10.4 to Toreador Royalty
              Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, and incorporated herein by reference).

   10.17* -   Loan Agreement, effective November 13, 1997, between Toreador
              Royalty Corporation and Toreador Exploration & Production Inc and
              Compass Bank.

   10.18* - First Amendment to Loan Agreement, dated September 22, 1998, between Toreador Royalty Corporation and Toreador Exploration &
              Production Inc and Compass Bank.

   10.19* - Second Amendment to Loan Agreement, dated December 15, 1998, between Toreador Royalty Corporation and Toreador Exploration &
              Production Inc and Compass Bank.

    10.20 -   Credit Agreement, effective December 15, 1998, between Compass
              Bank and Tormin, Inc. (previously filed as Exhibit 10.5 to
              Toreador Royalty Corporation Current Report on Form 8- K filed with the Securities and Exchange Commission on December 31, 1998, and incorporated herein by reference).

    21.1* -   Subsidiaries of Toreador Royalty Corporation.

    23.1* -   Consent of PricewaterhouseCoopers LLP.

    23.2* -   Consent of Harlan Consulting.

    27.1* -   Financial Data Schedule.

--------------
     *    Filed herewith.
     +    Management contract or compensatory plan

(b)  Reports on Form 8-K:

     During the last quarter of the fiscal year ended December 31, 1998, we filed a Current Report on Form 8-K dated December 16, 1998, as amended by Current Report on Form 8-K/A filed on March 1, 1999, with the Securities and Exchange Commission to report the acquisition of certain oil, gas and other mineral and royalty interests from Howell Petroleum Corporation under Items 2 and 7.