Form 10-Q
period 1999-03-31
TOREADOR ROYALTY CORP
filed 1999-05-13
CIK 98720

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark one)

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1999

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                         Commission file number 0-2517


                          TOREADOR ROYALTY CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                      75-0991164
-------------------------------                  ---------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification Number)

 4809 Cole Avenue, Suite 108
         Dallas, Texas                                  75205
----------------------------------------                -----
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (214) 369-0080

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
              Yes   [X]                          No   [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at March 31, 1999
--------------------------------               -----------------------------
Common Stock, $0.15625 par value                      5,205,671 shares

                          TOREADOR ROYALTY CORPORATION

                                     INDEX


                                                                                                               Page
                                                                                                              Number
                                                                                                              ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet
                  March 31, 1999 and December 31, 1998 (Unaudited)                                              2

         Consolidated Statement of Operations
                  Three Months Ended March 31, 1999 and 1998 (Unaudited)                                        3

         Consolidated Statement of Cash Flows
                  Three Months Ended March 31, 1999 and 1998 (Unaudited)                                        4

Notes to Consolidated Financial Statements                                                                      5

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                         8

Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                              13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                      14

Item 2.  Changes in Securities and Use of Proceeds                                                              14

Item 3.  Defaults Upon Senior Securities                                                                        14

Item 4.  Submission of Matters to a Vote of Security Holders                                                    14

Item 5.  Other Information                                                                                      14

Item 6.  Exhibits and Reports on Form 8-K                                                                       15

Signatures                                                                                                      15

Index to Exhibits                                                                                               16


                   PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                   TOREADOR ROYALTY CORPORATION
                    CONSOLIDATED BALANCE SHEET


                                                                       March 31,            December 31,
                                                                         1999                  1998
                                                                    ------------           ------------
                                                                    (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                       $    264,506           $    726,187
    Short-term investments                                             1,584,629              1,218,291
    Accounts receivable                                                  522,146                517,442
    Marketable securities                                                386,440                374,915
    Federal income tax receivable                                         63,064                 63,064
    Assets held for sale                                                 161,666                334,489
    Other                                                                150,896                 61,130
                                                                    ------------           ------------
      Total current assets                                             3,133,347              3,295,518
                                                                    ------------           ------------
Properties and equipment, less accumulated
        depreciation, depletion and amortization                      16,098,400             16,209,631

Other assets                                                              60,601                 78,873
Deferred tax benefit                                                     163,715                198,240
                                                                    ------------           ------------
      Total assets                                                  $ 19,456,063           $ 19,782,262
                                                                    ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                        $    543,617           $    587,754
    Current portion of long-term debt                                    720,000                720,000
                                                                    ------------           ------------
      Total current liabilities                                        1,263,617              1,307,754

Long-term debt                                                         7,620,000              7,880,000
                                                                    ------------           ------------
      Total liabilities                                                8,883,617              9,187,754
                                                                    ------------           ------------
Stockholders' equity:
    Preferred stock, $1.00 par value, 4,000,000
        shares authorized; 160,000 issued                                160,000                160,000
    Common stock, $0.15625 par value, 10,000,000 shares
        authorized; 5,644,071 shares issued                              881,886                881,886
    Capital in excess of par value                                     8,205,037              8,202,862
    Retained earnings                                                  2,517,598              2,529,371
    Accumulated other comprehensive (loss)                               (37,386)               (24,922)
                                                                    ------------           ------------
                                                                      11,727,135             11,749,197
    Treasury stock at cost:
        438,400 shares                                                (1,154,689)            (1,154,689)
                                                                    ------------           ------------
      Total stockholders' equity                                      10,572,446             10,594,508
                                                                    ------------           ------------
      Total liabilities and stockholders' equity                    $ 19,456,063           $ 19,782,262
                                                                    ============           ============

The Company uses the successful efforts method of accounting for its oil and gas producing activities.



        See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                            -----------           -----------
                                                                1999                 1998
                                                            -----------           -----------
Revenues:
    Oil and gas sales                                       $   631,016           $   635,745
    Lease bonuses and rentals                                    51,351               168,664
    Interest and other income                                    35,084                40,316
    Gain on sale of properties                                  557,227                    --
                                                            -----------           -----------
      Total revenues                                          1,274,678               844,725
                                                            -----------           -----------
Costs and expenses:
    Lease operating expense                                     144,451               168,713
    Dry holes and abandonments                                       --                71,176
    Depreciation, depletion and amortization                    221,148                92,775
    Geological and geophysical                                  133,373                58,182
    General and administrative                                  480,426               178,487
    Interest expense                                            176,107                    --
                                                            -----------           -----------
      Total costs and expenses                                1,155,505               569,333
                                                            -----------           -----------
Income before federal income taxes                              119,173               275,392
Provision for federal income taxes                               40,946                93,242
                                                            -----------           -----------
Net income                                                       78,227               182,150
                                                            -----------           -----------
Dividends on preferred shares                                    90,000                    --
                                                            -----------           -----------
Income (loss) applicable to common shares                   $   (11,773)          $   182,150
                                                            ===========           ===========
Basic income (loss) per share                               $      0.00           $      0.04
                                                            ===========           ===========
Diluted income (loss) per share                             $      0.00           $      0.04
                                                            ===========           ===========
Weighted average shares outstanding
Basic                                                         5,205,671             4,989,060
Diluted                                                       5,217,736             5,063,267



       See accompanying notes to the consolidated financial statements.

                        TOREADOR ROYALTY CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                                                            FOR THE THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                        -----------           -----------
                                                                            1999                  1998
                                                                        -----------           -----------
Cash flows from operating activities:
    Net income                                                          $    78,227           $   182,150
    Adjustments to reconcile net income to
     net cash provided by operating activities:

      Depreciation, depletion and amortization                              221,148                92,775
      Dry holes and abandonments                                                 --                71,176
      Gain on sale of oil and gas properties                               (557,227)                   --
      Decrease (increase) in accounts receivable                             (4,704)                4,718
      Decrease in federal income tax receivable                                  --                28,512
      Decrease (increase) in other current assets                           (89,766)                5,518
      Decrease in accounts payable and accrued liabilities                  (44,137)              (95,627)
      Decrease in other assets                                               18,272                    --
      Deferred tax expense                                                   40,946                64,730
      Other                                                                   2,175                    --
                                                                        -----------           -----------
      Net cash provided (used) by operating activities                     (335,066)              353,952
                                                                        -----------           -----------
Cash flows from investing activities:
     Expenditures for oil and gas property and equipment                    (76,649)             (340,860)
     Purchase of short-term investments                                    (366,338)                   --
     Purchases of marketable securities                                     (30,411)                   --
     Proceeds from sale of oil and gas properties                           740,050                    --
     Purchase of furniture and fixtures                                     (43,267)                   --
                                                                        -----------           -----------
     Net cash provided (used) by investing activities                       223,385              (340,860)
                                                                        -----------           -----------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                       --               166,761
    Payment of long-term debt                                              (260,000)                   --
    Payment of preferred dividends                                          (90,000)                   --
    Purchase of treasury stock                                                   --               (95,250)
                                                                        -----------           -----------
    Net cash provided (used) by financing activities                       (350,000)               71,511
                                                                        -----------           -----------
Net increase (decrease) in cash and cash equivalents                       (461,681)               84,603

Cash and cash equivalents, beginning of year                                726,187             2,876,652
                                                                        -----------           -----------
Cash and cash equivalents, end of year                                  $   264,506           $ 2,961,255
                                                                        ===========           ===========
Supplemental schedule of cash flow information:
     Cash paid during the period for:
Interest expense                                                        $    99,385           $        --


        See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the 1998 Annual Report on Form 10-K of Toreador Royalty Corporation (the "Company"). In the opinion of the Company's management, the information furnished herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three months ended March 31, 1999 may not necessarily be indicative of the results for the year ending December 31, 1999.

NOTE 2 - MARKETABLE SECURITIES

         Marketable securities at March 31, 1999 consist of several issues of preferred stock with a fair market value of $386,440 as of March 31, 1999. The net unrealized loss related to these securities before taxes is $56,646 ($37,386 net of tax). The Company has designated these investments as "securities available for sale" pursuant to Statement of Financial Accounting Standards No. 115.

NOTE 3 - NON-PRODUCING MINERAL AND ROYALTY INTERESTS

         Principal properties include perpetual mineral and royalty interests acquired by the Company during 1951, 1958 and 1998. These interests total approximately 1,356,000 net mineral acres underlying approximately 2,579,000 gross acres. These properties include 1,775,000 gross (876,000 net) acres in Mississippi, Alabama and Louisiana and 804,000 gross (480,000 net) acres located in the Texas Panhandle and West Texas. It is recognized that the ultimate realization of the investment in these properties is dependent upon future exploration and development operations which are dependent upon satisfactory leasing and drilling arrangements with others and a favorable oil and gas price environment. Additionally, the Company owns working interests primarily in Texas, New Mexico and Oklahoma.

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 1999 and 1998

NOTE 4 - ASSET DISPOSITION

Assets held for sale consist of undeveloped mineral and royalty interests which the Company is currently marketing. In the first quarter of 1999 the Company sold a portion of the acreage for $777,550 resulting in a pretax gain of $557,227.

NOTE 5 - INTEREST AND OTHER INCOME

         Items in interest and other income consist of:


                                           Three Months Ended
                                               March 31,
                                       ------------------------
                                         1999             1998
                                       -------          -------

Interest                               $23,043          $37,226
Dividends                               11,333               --
Other Income                               708            3,090
                                       -------          -------

                                       $35,084          $40,316
                                       =======          =======



NOTE 6 - COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." Comprehensive income consists of:



                                            Three Months Ended
                                                March 31,
                                       ---------------------------
                                          1999              1998
                                          ----              ----

Net income                             $ 78,227           $182,150
Unrealized losses on securities         (12,464)                --
                                       --------           --------

Comprehensive income                   $ 65,763           $182,150
                                       ========           ========

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 1999 and 1998

NOTE 7 - LONG-TERM DEBT

         The credit facility was amended on April 16, 1999 to increase the size of the facility to $25.0 million. The borrowing base ($2.7 million as of March 31,1999) and all other material terms and conditions will remain the same.

NOTE 8 - EARNINGS PER ORDINARY SHARE

         The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations:


                                                                 Income                 Shares              Per Share
                                                              (Numerator)           (Denominator)             Amount
                                                              -----------           -------------             ------
Three months ended March 31, 1999:

Net income                                                  $      78,227
Less: Dividends on preferred shares                                90,000
                                                            -------------
Loss applicable to common shares                                  (11,773)
Basic income per share                                                                  5,205,671          $        0.00
                                                                                                           =============

Effect of dilutive securities:
         Stock options                                                 --                  12,065
                                                            -------------           -------------

Income applicable to common shares and
  assumed conversions                                       $     (11,773)              5,217,736          $        0.00
                                                            =============           =============          =============




                                                                Income                 Shares               Per Share
                                                              (Numerator)          (Denominator)             Amount
                                                              -----------          -------------             ------
Three months ended March 31, 1998:

Net income                                                  $     182,150
Basic income per share                                                                  4,989,060         $        0.04
                                                                                                          =============

Effect of dilutive securities:
         Stock options                                                 --                 74,207
                                                            -------------          -------------

Income applicable to common shares and
  assumed conversions                                       $     182,150              5,063,267          $        0.04
                                                            =============          =============          =============

                          TOREADOR ROYALTY CORPORATION

               For the three months ended March 31, 1999 and 1998

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

                          TOREADOR ROYALTY CORPORATION

               For the three months ended March 31, 1999 and 1998

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

         Our remaining 1999 capital and exploratory budget, excluding any acquisitions we may make, could range from $500,000 to $750,000, depending on the timing of any new seismic surveys and drilling of exploratory and development wells in which we may hold a working interest position.

         At the present time, the primary source of capital for financing our operations is our cash flow from operations and proceeds from oil and gas properties sold. During the first quarter of 1999, cash flow provided by operations and oil and gas properties sold was $404,984.

         On November 13, 1997 we obtained a credit facility from Compass Bank. The credit facility contains borrowing base restrictions and various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets and the payment of dividends, change of control and require us to meet certain financial tests. We must maintain a ratio of current assets to current liabilities of at least 1:1.

         The credit facility was amended on April 16, 1999 to increase the size of the facility to $25.0 million. The borrowing base ($2.7 million as of March 31,1999) and all other material terms and conditions will remain the same.

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

                          TOREADOR ROYALTY CORPORATION

               For the three months ended March 31, 1999 and 1998

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         We maintain our excess cash funds in interest-bearing deposits, managed funds in short-term securities and in marketable securities. In addition to the properties described above, we also may acquire other producing oil and gas assets, which could require the use of debt, including the aforementioned credit facility or other forms of financing. Our management believes that sufficient funds are available from internal sources and other third party sources to meet anticipated capital requirements for fiscal 1999.

         From October 10, 1995 through April 30, 1999 we have used $1,190,946 of our cash reserves to purchase 451,700 shares of our Common Stock pursuant to three share repurchase programs approved by the board of directors. On July 23, 1998, our board of directors suspended the policy of share repurchases for the time being to instead use the Company's excess cash resources toward funding our participation in third party operated 3-D projects or drilling prospects and acquisition of producing oil and gas properties. On March 23, 1999, our board of directors reinstated the common stock repurchase program enabling the Company to purchase the remaining shares available under the third stock repurchase plan from time to time and depending on market conditions.


RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 1999 VS.
THREE MONTHS ENDED MARCH 31, 1998

         Revenues for the first quarter of 1999 were $1,274,678 versus $844,725 for the same period in 1998. Oil and gas sales were $631,016 on volumes of 38,843 Bbls of oil and 177,987 Mcf of natural gas for the first quarter of 1999 as compared to $635,745 on volumes of 19,977 Bbls and 147,656 Mcf in 1998. This slight decrease in oil and gas sales reflects an increase in oil and gas volumes from the Howell Mineral Acquisition which was offset by a substantial decrease in oil and gas prices. The average price for first quarter 1999 oil sales decreased 44% to $8.56/Bbl compared to $15.33/Bbl for the same quarter in 1998. The average price for first quarter 1999 gas sales decreased 25% to $1.68/Mcf compared to $2.23/Mcf for the same period in 1998. Lease bonuses and rentals for the first quarter of 1999 were $51,351 versus $168,664 for the same period in 1998. Interest and other income were $35,084 in the first quarter of 1999 versus $40,316 for the first quarter of 1998. Gain on sale of properties was $557,227 for the first quarter of 1999, primarily due to the sale of approximately 49,700 net mineral acres in Oldham County, Texas which were deemed as non-essential holdings.

                          TOREADOR ROYALTY CORPORATION

               For the three months ended March 31, 1999 and 1998

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Costs and expenses for the first quarter of 1999 were $1,155,505 versus $569,333 for the same period in 1998. Lease operating expenses decreased 14% to $144,451 in 1999 from $168,713 in 1998. Dry holes and abandonments were zero for the first quarter of 1999 as compared to $71,176 for the same period in 1998. Depreciation, depletion and amortization increased 138% to $221,148 for the first quarter of 1999 from $92,775 in 1998, primarily reflecting depletion related to the Howell Mineral Acquisition. Geological and geophysical expenses increased 129% to $133,373 for the first quarter of 1999 from $58,182 in 1998, primarily reflecting the Company's participation in a 3-D seismic project in south Texas referred to as the South Orange Grove Project. General and administrative expenses increased 169% to $480,426 in the first quarter of 1999 from $178,487 for the same period a year ago. This increase in general and administrative expense resulted primarily from nonrecurring costs incurred related to the Howell Mineral Acquisition. The nonrecurring costs approximate $180,000 and include mainly legal and professional costs related to regulatory matters. The remaining increase related to increased payroll costs due to the addition of new employees.

         During the first quarter of 1999 the Company incurred $176,107 in interest expense and paid $90,000 for preferred dividends related to the financing for the Howell Mineral Acquisition.

         The Company recognized net income of $78,227, or $0.00 per share (basic and diluted), for the first quarter of 1999 versus net income of $182,150, or $0.04 per share (basic and diluted), for the same period in 1998.

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

                          TOREADOR ROYALTY CORPORATION

               For the three months ended March 31, 1999 and 1998

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 PROJECT

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

         We have completed the initial phases of the plan by identifying all computerized systems and completing an inventory of our equipment and component parts. Both information technology and non-information technology systems may contain embedded technology, which complicates our Year 2000 identification, assessment, remediation and testing efforts. We are also currently reviewing all of our systems to determine which are not Year 2000 compliant and will need to be replaced or modified. This current phase includes comparisons of inventory to manufacturer's information and/or performance testing. If problems are identified, we will undertake remediation, replacement or alternative procedures for non-compliant equipment or facilities on a business priority basis. Our identification and assessment efforts to date have not identified any computer equipment or software currently being used which will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, we intend to obtain replacements that are Year 2000 compliant. We currently anticipate that our identification, assessment, remediation and testing efforts will continue and depending upon the results of the assessment efforts, be completed by the end of the second quarter of 1999.

         As of March 31, 1999, all costs incurred by us in connection with our Year 2000 compliance efforts were included within our normal general and administrative expenses. As of March 31, 1999, the cost incurred was approximately $19,100. We are currently expensing, as incurred, all costs related to the assessment and remediation of the Year 2000 issue and funding such expenses through operating cash flow. However, in certain instances, we may determine that it would be more practical to replace existing equipment. An accurate cost cannot be determined prior to the completion of such testing, but we do not expect that such costs will exceed $25,000.

                          TOREADOR ROYALTY CORPORATION

               For the three months ended March 31, 1999 and 1998

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The following table summarizes the current overall status of the project with anticipated completion dates:


                                                                    Phase
                                       ------------------------------------------------------------------------------
     Component                         Inventory           Assessment/Prioritization          Remediation/Contingency
     ---------                         ---------           -------------------------          -----------------------
Software                                Complete                    Complete                          Complete
Hardware                                Complete                    Complete                          Complete
Business Partners                       Complete                    Complete                          6/30/99


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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Inapplicable.

                          TOREADOR ROYALTY CORPORATION

                                 March 31, 1999

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS -- Inapplicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         Pursuant to a letter agreement dated March 15, 1999, the Company and the holders of all of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") agreed to certain changes of the rights of the Company and the holders of the Series A Preferred Stock, including:


1. The Company shall not exercise its option under paragraph 2 of the Certificate of Designation of Series A Preferred Stock of the Company (the "COD") to pay dividends in additional shares of Series A Preferred Stock and shall instead pay all dividends in cash.

2. The Company shall not exercise its right of redemption under paragraph 6 of the COD prior to December 1, 2004. In the event of an optional redemption on or after December 1, 2004, the optional redemption price to be paid to a holder of the Series A Preferred Stock will be calculated in accordance with a certain formula expressed in greater detail in the letter agreement.

3. The mandatory redemption under paragraph 7 of the COD shall not be recognized by either the Company or the holders of the Series A Preferred Stock. Instead, the Series A Preferred Stock will continue to accrue and pay dividends and remain in full force and effect as otherwise provided by the COD.

The foregoing is only a summary and does not purport to be complete. The express provisions of the letter agreement should be reviewed in their entirety.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES -- Inapplicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- Inapplicable.

ITEM 5.   OTHER INFORMATION -- Inapplicable

                          TOREADOR ROYALTY CORPORATION

                                 March 31, 1999


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are included herein:

             No.        Description of Exhibit:
             ---        -----------------------
             3.1        Form of letter agreement regarding Series A Convertible
                        Preferred Stock dated March 15, 1999, between Toreador
                        Royalty Corporation and the holders of Series A
                        Convertible Preferred Stock (previously filed as
                        Exhibit 3.10 to Toreador Royalty Corporation Annual
                        Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

             27         Financial Data Schedule


         (b) Current Report on Form 8-K/A dated March 1,1999, pursuant to
             Item 7.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TOREADOR ROYALTY CORPORATION,
                                                Registrant

                                       /s/ G. Thomas Graves III
                                       -------------------------
                                           G. Thomas Graves III,
                                       President and Chief Executive Officer

May 13, 1999

                          TOREADOR ROYALTY CORPORATION

                                 March 31, 1999

                               INDEX TO EXHIBITS

     Exhibit
     Number                            Exhibits
     -------          --------------------------------------------------------
       3.1        -   Form of letter agreement regarding Series A Convertible
                      Preferred Stock dated March 15, 1999, between Toreador
                      Royalty Corporation and the holders of Series A
                      Convertible Preferred Stock (previously filed as Exhibit
                      3.10 to Toreador Royalty Corporation Annual Report on
                      Form 10-K for the year ended December 31, 1998, and
                      incorporated herein by reference).


       27         -   Financial Data Schedule