Form 10-Q
period 1999-06-30
TOREADOR ROYALTY CORP
filed 1999-08-10
CIK 98720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999
                                                 -------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------               SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                         Commission file number 0-2517
                                                ------

                          TOREADOR ROYALTY CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                         75-0991164
 ------------------------------                      ---------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

    4809 Cole Avenue, Suite 108
         Dallas, Texas                                    75205
----------------------------------------                  -----
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (214) 559-3933
                                                    ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes        X                       No
                                    -----                           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at June 30, 1999
--------------------------------                  ----------------------------
Common Stock, $0.15625 par value                        5,176,671 shares

                          TOREADOR ROYALTY CORPORATION

                                     INDEX


                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Balance Sheet
               June 30, 1999 and December 31, 1998 (Unaudited)                                                    2

             Consolidated Statement of Operations
               Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)                                      3

             Consolidated Statement of Cash Flows
               Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)                                      4

             Notes to Consolidated Financial Statements                                                           5


   Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                              8

   Item 3.   Quantitative and Qualitative Disclosure about Market Risk                                           13


PART II. OTHER INFORMATION


   Item 1.   Legal Proceedings                                                                                   14

   Item 2.   Changes in Securities and Use of Proceeds                                                           14

   Item 3.   Defaults Upon Senior Securities                                                                     14

   Item 4.   Submission of Matters to a Vote of Security Holders                                                 14

   Item 5.   Other Information                                                                                   14

   Item 6.   Exhibits and Reports on Form 8-K                                                                    15

             Signatures                                                                                          15

             Index to Exhibits                                                                                   16

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          TOREADOR ROYALTY CORPORATION

                           CONSOLIDATED BALANCE SHEET


                                                                     June 30,        December 31,
                                                                       1999              1998
                                                                  ------------       ------------
                                                                  (Unaudited)
 ASSETS
 Current assets:
     Cash and cash equivalents                                    $     91,837       $    726,187
     Short-term investments                                          1,094,629          1,218,291
     Accounts receivable                                               532,757            517,442
     Marketable securities                                             386,440            374,915
     Federal income tax receivable                                      63,064             63,064
     Assets held for sale                                              161,666            334,489
     Other                                                             215,959             61,130
                                                                  ------------       ------------

       Total current assets                                          2,546,352          3,295,518
                                                                  ------------       ------------

 Properties and equipment, less accumulated
         depreciation, depletion and amortization                   15,861,036         16,209,631

 Other assets                                                          216,036             78,873
 Deferred tax benefit                                                  119,546            198,240
                                                                  ------------       ------------

       Total assets                                               $ 18,742,970       $ 19,782,262
                                                                  ============       ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Accounts payable and accrued liabilities                     $    226,851       $    587,754
     Current portion of long-term debt                                 720,000            720,000
                                                                  ------------       ------------

       Total current liabilities                                       946,851          1,307,754

 Long-term debt                                                      7,280,000          7,880,000

                                                                  ------------       ------------
       Total liabilities                                             8,226,851          9,187,754
                                                                  ------------       ------------

 Stockholders' equity:
     Preferred stock, $1.00 par value, 4,000,000
         shares authorized; 160,000 issued                             160,000            160,000
     Common stock, $0.15625 par value, 20,000,000 shares and
         10,000,000 authorized; 5,644,071 shares issued                881,886            881,886
     Capital in excess of par value                                  8,205,037          8,202,862
     Retained earnings                                               2,514,594          2,529,371
     Accumulated other comprehensive loss                              (37,386)           (24,922)
                                                                  ------------       ------------
                                                                    11,724,131         11,749,197
     Treasury stock at cost:
         467,400 shares                                             (1,208,012)        (1,154,689)
                                                                  ------------       ------------

       Total stockholders' equity                                   10,516,119         10,594,508
                                                                  ------------       ------------

       Total liabilities and stockholders' equity                 $ 18,742,970       $ 19,782,262
                                                                  ============       ============


The Company uses the successful efforts method of accounting for its oil and gas producing activities.


        See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                        FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                                 JUNE 30,                               JUNE 30,
                                                     -----------         -----------         -----------         ----------
                                                         1999                1998                1999                1998
                                                     -----------         -----------         -----------         ----------

 Revenues:
     Oil and gas sales                               $   901,385         $   454,943         $ 1,532,401          1,090,688
     Lease bonuses and rentals                           145,274                --               196,625            168,664
     Interest and other income                            31,183              40,002              66,267             80,318
     Gain on sale of properties                             --                  --               557,227                --
                                                     -----------         -----------         -----------         ----------

       Total revenues                                  1,077,842             494,945           2,352,520          1,339,670
                                                     -----------         -----------         -----------         ----------

 Costs and expenses:
     Lease operating expense                             112,136             139,244             256,587            307,957
     Dry holes and abandonments                             --                37,121                --              108,297
     Depreciation, depletion and amortization            181,879             114,971             403,027            207,746
     Geological and geophysical                           35,123              76,619             168,496            134,801
     General and administrative                          439,748             246,444             920,174            424,928
     Interest expense                                    177,791                --               353,898               --
                                                     -----------         -----------         -----------         ----------

       Total costs and expenses                          946,677             614,399           2,102,182          1,183,729
                                                     -----------         -----------         -----------         ----------


 Income (loss) before federal income taxes               131,165            (119,454)            250,338            155,941

 Provision (benefit) for federal income taxes             44,169             (40,668)             85,115             52,574
                                                     -----------         -----------         -----------         ----------

 Net income (loss)                                        86,996             (78,786)            165,223            103,367
                                                     -----------         -----------         -----------         ----------

 Dividends on preferred shares                            90,000                --               180,000               --
                                                     -----------         -----------         -----------         ----------

 Income (loss) applicable to common shares           $    (3,004)        $   (78,786)        $   (14,777)        $  103,367
                                                     ===========         ===========         ===========         ==========

 Basic income (loss) per share                       $      0.00         $     (0.02)        $      0.00         $     0.02
                                                     ===========         ===========         ===========         ==========

 Diluted income (loss) per share                     $      0.00         $     (0.02)        $      0.00         $     0.02
                                                     ===========         ===========         ===========         ==========

 Weighted average shares outstanding
 Basic                                                 5,178,338           5,115,546           5,192,004          5,052,652
 Diluted                                               5,195,421           5,115,546           5,209,087          5,113,155



        See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                         FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                                  JUNE 30,                      JUNE 30,
                                                                         --------------------------     -------------------------
                                                                             1999           1998           1999           1998
                                                                         ----------     -----------     ---------     -----------
 Cash flows from operating activities:
     Net income (loss)                                                    $  86,996     $   (78,786)    $ 165,223     $   103,367
     Adjustments to reconcile net income to
      net cash provided by operating activities:

       Depreciation, depletion and amortization                             181,879         114,971       403,027         207,746
       Dry holes and abandonments                                              --            37,121          --           108,297
       Gain on sale of oil and gas properties                                  --              --        (557,227)           --
       Decrease (increase) in accounts receivable                           (10,611)         87,705       (15,315)         92,423
       Decrease (increase) in federal income tax receivable                    --           (26,793)         --             1,719
       Increase in other current assets                                     (65,063)        (18,047)     (154,829)        (12,529)
       Increase (decrease) in accounts payable and accrued liabilities     (316,766)         44,946      (360,903)        (50,681)
       Decrease (increase) in other assets                                 (155,435)           --        (137,163)         15,945
       Decrease (increase) in deferred tax benefit                           44,169         (13,875)       85,115          34,910
       Other                                                                   --              --           2,175            --
                                                                          ---------     -----------     ---------     -----------
       Net cash provided (used) by operating activities                    (234,831)        147,242      (569,897)        501,197
                                                                          ---------     -----------     ---------     -----------

 Cash flows from investing activities:
      Expenditures for oil and gas property and equipment                   (16,088)       (304,534)      (92,737)       (644,394)
      Proceeds from lease bonuses and rentals                                76,500            --          76,500            --
      Sale of short-term investments                                        490,000            --         123,662            --
      Purchases of marketable securities                                          1            --         (30,410)           --
      Proceeds from sale of oil and gas properties                             --              --         740,050            --
      Purchase of furniture and fixtures                                     (4,928)           --         (48,195)           --
                                                                          ---------     -----------     ---------     -----------
      Net cash provided (used) by investing activities                      545,485        (304,534)      768,870        (644,394)
                                                                          ---------     -----------     ---------     -----------

 Cash flows from financing activities:
     Proceeds from issuance of common stock                                    --           512,002          --           677,766
     Payment of long-term debt                                             (340,000)           --        (600,000)           --
     Payment of preferred dividends                                         (90,000)           --        (180,000)           --
     Purchase of treasury stock                                             (53,323)           --         (53,323)        (95,250)
                                                                          ---------     -----------     ---------     -----------
     Net cash provided (used) by financing activities                      (483,323)        512,002      (833,323)        582,516
                                                                          ---------     -----------     ---------     -----------

 Net increase (decrease) in cash and cash equivalents                      (172,669)        354,710      (634,350)        439,319

 Cash and cash equivalents, beginning of period                             264,506       2,961,261       726,187       2,876,652
                                                                          ---------     -----------     ---------     -----------

 Cash and cash equivalents, end of period                                 $  91,837     $ 3,315,971     $  91,837     $ 3,315,971
                                                                          =========     ===========     =========     ===========

 Supplemental schedule of cash flow information:
     Cash paid during the period for:
             Interest expense                                             $ 204,848     $      --       $ 304,233            --


        See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the three and six months ended June 30, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the 1998 Annual Report on Form 10-K of Toreador Royalty Corporation (the "Company"). In the opinion of the Company's management, the information furnished herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the six months ended June 30, 1999 may not necessarily be indicative of the results for the year ending December 31, 1999.

NOTE 2 - MARKETABLE SECURITIES

         Marketable securities at June 30, 1999 consist of several issues of preferred stock with a fair market value of $386,440 as of June 30, 1999. The net unrealized loss related to these securities before taxes is $56,646 ($37,386 net of tax). The Company has designated these investments as "securities available for sale" pursuant to Statement of Financial Accounting Standards No. 115.

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

           For the three and six months ended June 30, 1999 and 1998

NOTE 4 - ASSET DISPOSITION

Assets held for sale consist of undeveloped mineral and royalty interests which the Company is currently marketing. In the first quarter of 1999 the Company sold a portion of the acreage for $777,550 resulting in a pretax gain of $557,227.

NOTE 5 - INTEREST AND OTHER INCOME

         Items in interest and other income consist of:

                                                  Three Months Ended           Six Months Ended
                                                       June 30,                     June 30,
                                                       --------                     --------

                                                  1999           1998           1999           1998
                                               -------        -------        -------        -------
 Interest                                      $11,829        $39,387        $34,872        $76,613
 Dividends                                       7,123           --           18,456           --
 Other Income                                   12,231            615         12,939          3,705
                                               -------        -------        -------        -------

                                               $31,183        $40,002        $66,267        $80,318
                                               =======        =======        =======        =======

NOTE 6 - COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." Comprehensive income consists of:

                                                  Three Months Ended            Six Months Ended
                                                      June 30,                       June 30,
                                                      --------                       --------
                                                 1999           1998            1999          1998
                                               -------        --------       ---------      --------
 Net income                                    $86,996        $(78,786)      $ 165,223      $103,367
 Unrealized losses on securities                  --              --           (12,464)         --
                                               -------        --------       ---------      --------

 Comprehensive income                          $86,996        $(78,786)      $ 152,759      $103,367
                                               =======        ========       =========      ========



NOTE 7 - LONG-TERM DEBT

         The credit facility was amended on April 16, 1999 to increase the size of the facility to $25.0 million. The borrowing base ($2.7 million as of June 30,1999) and all other material terms and conditions remain the same.

                          TOREADOR ROYALTY CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the three and six months ended June 30, 1999 and 1998


NOTE 8 - EARNINGS PER ORDINARY SHARE

         The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations:

                                                                   Income           Shares        Per Share
                                                                (Numerator)      (Denominator)      Amount
                                                                -----------      -------------    ---------
Six months ended June 30, 1999:

 Net income                                                     $   165,223
 Less: Dividends on preferred shares                                180,000
                                                                -----------

 Loss applicable to common shares                                   (14,777)
 Basic income per share                                                             5,192,004        $0.00
                                                                                                     =====

 Effect of dilutive securities:
          Stock options                                                --              17,083
                                                                -----------         ---------

 Income applicable to common shares and
    assumed conversions                                         $   (14,777)        5,209,087        $0.00
                                                                ===========         =========        =====




                                                                   Income           Shares        Per Share
                                                                (Numerator)      (Denominator)      Amount
                                                                -----------      -------------    ---------
Six months ended June 30, 1998:

 Net income                                                         103,367
 Basic income per share                                                             5,052,652        $0.02
                                                                                                     =====

 Effect of dilutive securities:
          Stock options                                                --              60,503
                                                                -----------         ---------

 Income applicable to common shares and
     assumed conversions                                        $   103,367         5,113,155        $0.02
                                                                ===========         =========        =====

                          TOREADOR ROYALTY CORPORATION

           For the three and six months ended June 30, 1999 and 1998

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

         LIQUIDITY AND CAPITAL RESOURCES

         Historically, most of the exploration activity on our acreage has been funded and conducted by other oil companies. Exploration activity by third party oil companies typically generates lease bonus and option income to us. If such drilling is successful, we receive royalty income from the oil or gas production but bear none of the capital or operating costs. Since the middle of 1996, we have successfully accelerated the evaluation of several areas of our Texas mineral acreage as well as increased our ownership in any reserves that were discovered by third parties conducting 3-D seismic projects (without cost to us) and selectively participate in any wells drilled as a result of such geophysical activity. At this time we have discontinued this policy.

                          TOREADOR ROYALTY CORPORATION

           For the three and six months ended June 30, 1999 and 1998

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         We have shifted our exploration focus to geologic regions, particularly those areas with proven and attractive gas reserves, that can provide potentially better rates of return on our capital resources. We also plan to evaluate 3-D seismic projects or drilling prospects generated by third party operators. If judged geologically and financially attractive by our management, we will enter into joint ventures on those third party projects or prospects which are within the capital exploration budget approved by our board of directors.

         We also intend to actively evaluate opportunities to acquire producing properties that represent unique opportunities for us to add additional reserves to our reserve base. Any such acquisitions will be financed using cash on hand, third party sources, existing credit facilities or any combination thereof.

         Our remaining 1999 capital and exploratory budget, excluding any acquisitions we may make, could range from $200,000 to $400,000, depending on the timing of any new seismic surveys and drilling of exploratory and development wells in which we may hold a working interest position.

         At the present time, the primary source of capital for financing our operations is our cash flow from operations and proceeds from oil and gas properties sold. During the first six months of 1999, cash flow provided by operations and oil and gas properties sold was $170,154.

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

         The credit facility was amended on April 16, 1999 to increase the size of the facility to $25.0 million. The borrowing base ($2.7 million as of June 30,1999) and all other material terms and conditions remain the same.

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

                          TOREADOR ROYALTY CORPORATION

           For the three and six months ended June 30, 1999 and 1998

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

         From October 10, 1995 through July 27, 1999 we have used $1,223,140 of our cash reserves to purchase 461,700 shares of our Common Stock pursuant to three share repurchase programs approved by the board of directors. On July 23, 1998, our board of directors suspended the policy of share repurchases for the time being to instead use the Company's excess cash resources toward funding our participation in third party operated 3-D projects or drilling prospects and acquisition of producing oil and gas properties. On March 23, 1999, our board of directors reinstated the common stock repurchase program enabling the Company to purchase the remaining shares available under the third stock repurchase plan from time to time and depending on market conditions. There are approximately 88,000 shares authorized and available for repurchase under the third plan.


RESULTS OF OPERATIONS

   THREE MONTHS ENDED JUNE 30, 1999 VS.
THREE MONTHS ENDED JUNE 30, 1998

         Revenues for the second quarter of 1999 were $1,077,842 versus $494,945 for the same period in 1998. Oil and gas sales were $901,385 on volumes of 30,748 Bbls of oil and 213,983 Mcf of natural gas for the second quarter of 1999 as compared to $454,943 on volumes of 28,004 Bbls and 51,779 Mcf in 1998. This increase in oil and gas sales reflects an increase in oil and gas volumes from the Howell Mineral Acquisition in addition to a slight increase in oil and gas prices. The average price for second quarter 1999 oil sales increased 20% to $15.84/Bbl compared to $13.20/Bbl for the same quarter in 1998. The average price for second quarter 1999 gas sales increased 6% to $1.79/Mcf compared to $1.68/Mcf for the same period in 1998. Net lease bonuses and rentals for the second quarter of 1999 were $145,274 versus zero for the same period in 1998 due to increased activity on acreage that was part of the Howell Mineral Acquisition. Interest and other income were $31,183 in the second quarter of 1999 versus $40,002 for the first quarter of 1998.

                          TOREADOR ROYALTY CORPORATION

           For the three and six months ended June 30, 1999 and 1998

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Costs and expenses for the second quarter of 1999 were $946,677 versus $614,399 for the same period in 1998. Lease operating expenses decreased 19% to $112,136 in 1999 from $139,244 in 1998. This decrease was due in large part to more efficient operations on one of our largest units along with the delaying of workover projects in response to the lower oil prices in effect at the beginning of 1999. Dry holes and abandonments were zero for the second quarter of 1999 as compared to $37,121 for the same period in 1998. Depreciation, depletion and amortization increased 58% to $181,879 for the second quarter of 1999 from $114,971 in 1998, primarily reflecting depletion related to the Howell Mineral Acquisition. Geological and geophysical expenses decreased 54% to $35,123 for the second quarter of 1999 from $76,619 in 1998. General and administrative expenses increased 78% to $439,748 in the second quarter of 1999 from $246,444 for the same period a year ago. This increase in general and administrative expense resulted primarily from the addition of new employees necessary for the administration of the Howell Mineral Acquisition and any future acquisitions.

         During the second quarter of 1999 the Company incurred $177,791 in interest expense and paid $90,000 for preferred dividends related to the financing for the Howell Mineral Acquisition. In the same period for 1998 there were no interest or dividend payments.

         The Company recognized net income of $86,996, or $0.00 per share (basic and diluted), for the second quarter of 1999 versus net loss of $78,786, or $0.02 per share (basic and diluted), for the same period in 1998.

RESULTS OF OPERATIONS

   SIX MONTHS ENDED JUNE 30, 1999 VS.
      SIX MONTHS ENDED JUNE 30, 1998

         Revenues for the six months ended June 30, 1999 were $2,352,520 versus $1,339,670 for the same period in 1998. Oil and gas sales for the six months ended June 30, 1999 were $1,532,401 on volumes of 69,591 Bbls of oil and 391,970 Mcf of natural gas as compared to $1,090,688 on volumes of 47,981 Bbls and 199,435 Mcf for the same period in 1998. The $441,713 increase in oil and gas sales reflects an increase in oil and gas volumes from the Howell Mineral Acquisition. Average oil prices decreased 16% to $11.78/Bbl for the six months ended June 30, 1999 from $14.09/Bbl for the six months ended June 30, 1998. Average gas prices decreased 17% to $1.74/Mcf for the six months ended June 30, 1999 from $2.09/Mcf for the six months ended June 30, 1998. Lease bonuses and rentals increased to $196,625 for the six months ended June 30, 1999 compared to $168,664 for the prior-year six month period. This increase was primarily attributable to lease bonus on acreage from the Howell Mineral Acquisition. Interest and other income for the six months ended June 30, 1999 was $66,267 in 1999, down slightly from $80,318 for the same period in 1998.

                          TOREADOR ROYALTY CORPORATION

           For the three and six months ended June 30, 1999 and 1998

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Costs and expenses for the six months ended June 30, 1999 were $2,102,182 versus $1,183,729 for the same period in 1998. Lease operating expenses decreased to $256,587 for the six months ended June 30, 1999 from $307,957 for the same period in 1998. Dry holes and abandonments decreased to zero for the six period ended June 30, 1999 from $108,297 for the six months ended June 30, 1998 reflecting the Company's decreased participation in exploration projects on its minerals. Depreciation, depletion and amortization increased 94% to $403,027 for the first six months in 1999 from $207,746 for the same period in 1998, reflecting the increase in properties and equipment from the Howell Mineral Acquisition. Geological and geophysical expenses increased 25% to $168,496 for the six months ended June 30, 1999 from $134,801 for the prior-year period. General and administrative expenses increased to $920,174 for the six months ended June 30, 1999 from $424,928 for the same period a year ago, primarily due to nonrecurring costs related to the Howell Mineral Acquisition along with increased payroll costs.

         The Company recognized net income of $165,223 or $0.00 per share (basic and diluted), for the six months ended June 30, 1999 versus net income of $103,367, or $0.02 per share (basic and diluted), for the same period in 1998.


NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's consolidated financial statements. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

                          TOREADOR ROYALTY CORPORATION

           For the three and six months ended June 30, 1999 and 1998

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 PROJECT

         The year 2000 ("Y2K") problem arises because of computer programs which use two digits rather than four digits to define a year. This may result in miscalculations or complete system failures in processing data with programs using date-sensitive information.

         We currently use commercially available software for our management information systems, including accounting, engineering, and word processing applications. This software has either already been warranted by the suppliers or publishers to be Y2K compliant or the suppliers and publishers have represented such software will be compliant in upgrades we will receive in 1999 at minimal or no cost to us.

         We have completed our review of our internal computer systems and we have determined that these systems are Y2K compliant. As of June 30, 1999, all costs incurred by us in connection with our compliance efforts were included in general and administrative expenses. As of June 30, 1999, the total cost incurred was approximately $22,000. Management expects any additional Y2K compliance costs to be minimal because our management information systems are warranted to be compliant or are represented to be compliant in upgrades we will receive. Furthermore, we replaced our former oil and gas system in 1998 with a Y2K compliant oil and gas package. Management is in the process of obtaining confirmation from our major suppliers and purchasers that they also are or will be Y2K compliant. The costs of seeking such confirmation are expected to be minimal. Management believes that it will not be practical to independently verify the responses because it does not believe that we would be given access to carry out such verification or that the costs of doing so would be affordable. The cost of replacing non-compliant or non-responsive suppliers and customers will not be possible to determine until the review process has been completed. Any Y2K problems that do occur will likely manifest themselves in reduced production through equipment shut downs or impaired liquidity through inability of customers to take delivery of production or process payments. We plan to establish contingency plans once our confirmation program is complete and the risks have been more fully quantified.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Inapplicable.

                          TOREADOR ROYALTY CORPORATION

                                  June 30,1999

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS -- Inapplicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS -- Inapplicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES -- Inapplicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held on Thursday, May 20, 1999, the Company's Amended and Restated 1990 Stock Option Plan was approved with 2,507,141 votes in favor of approval, 111,365 votes against and 106,300 votes abstaining. The amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock was approved with 2,617,101 votes in favor of approval, 103,841 votes against and 3,864 votes abstaining.

ITEM 5.   OTHER INFORMATION -- Inapplicable

                          TOREADOR ROYALTY CORPORATION

                                 June 30, 1999


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


         (a)  The following exhibits are included herein:

              No.     Description of Exhibit:
              ---     -----------------------
              10.1    Amended and Restated Credit Agreement, dated April 16,
                      1999, between Toreador Royalty Corporation and Toreador
                      Exploration & Production, Inc. and Compass Bank.

              27      Financial Data Schedule

         (b)  Reports on Form 8-K:

              1. Current Report on Form 8-K dated May 24, 1999, filed June 1, 1999, reporting information under Item 4, regarding a change in the Company's independent accountant, as amended by Current Report on Form 8-K/A-1 filed June 7, 1999, and by Current Report on Form 8-K/A-2 filed June 30, 1999.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TOREADOR ROYALTY CORPORATION,
                                               Registrant

                                    /s/      G. Thomas Graves III
                                    -------------------------------------------
                                             G. Thomas Graves III,
                                    President and Chief Executive Officer


                                    /s/      Douglas W. Weir
                                    -------------------------------------------
                                             Douglas W. Weir
                                    Vice President-Finance and Treasurer
                                    (Principal Financial and Accounting Officer)



August 6, 1999

                          TOREADOR ROYALTY CORPORATION

                                 June 30, 1999

                               INDEX TO EXHIBITS


 Exhibit
 Number                                                      Exhibits
 -------          -------------------------------------------------------------------------------------------------


  10.1            -   Amended and Restated Credit Agreement, dated April 16,
                      1999, between Toreador Royalty Corporation and Toreador
                      Exploration & Production, Inc. and Compass Bank

  27              -   Financial Data Schedule