Form 10-Q
period 1999-09-30
TOREADOR ROYALTY CORP
filed 1999-11-05
CIK 98720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)


  X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                          SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                    SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                          Commission file number 0-2517


                          TOREADOR ROYALTY CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                             75-0991164
-------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           identification Number)


     4809 Cole Avenue, Suite 108
             Dallas, Texas                                    75205
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (214) 559-3933
                                                      -------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes        X                       No
                                    -----                            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                        Outstanding at September 30, 1999
--------------------------------         ---------------------------------
Common Stock, $0.15625 par value                 5,176,871 shares

                          TOREADOR ROYALTY CORPORATION

                                      INDEX


                                                                                                                      Page
                                                                                                                     Number
                                                                                                                     ------

   PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

             Consolidated Balance Sheets
                 September 30, 1999 and December 31, 1998                                                                2

             Consolidated Statements of Operations
                 Three and Nine Months Ended September 30, 1999 and 1998                                                 3

             Consolidated Statements of Cash Flows
                 Three and Nine Months Ended September 30, 1999 and 1998                                                 4

             Notes to Consolidated Financial Statements                                                                  5


   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                                       8

   Item 3.   Quantitative and Qualitative Disclosure about Market Risk                                                  13


PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings                                                                                          14

   Item 2.   Changes in Securities and Use of Proceeds                                                                  14

   Item 3.   Defaults Upon Senior Securities                                                                            14

   Item 4.   Submission of Matters to a Vote of Security Holders                                                        14

   Item 5.   Other Information                                                                                          14

   Item 6.   Exhibits and Reports on Form 8-K                                                                           15

             Signatures                                                                                                 15

             Index to Exhibits                                                                                          16


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          TOREADOR ROYALTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                            September 30,       December 31,
                                                                                1999                1998
                                                                           --------------      -------------
ASSETS
Current assets:
    Cash and cash equivalents                                              $     20,539        $    726,187
    Short-term investments                                                      760,375           1,218,291
    Accounts receivable                                                         712,238             517,442
    Marketable securities                                                       252,006             374,915
    Federal income tax receivable                                                63,064              63,064
    Assets held for sale                                                             --             334,489
    Other                                                                        56,528              61,130
                                                                           ------------        ------------

      Total current assets                                                    1,864,750           3,295,518
                                                                           ------------        ------------

Properties and equipment, less accumulated
        depreciation, depletion and amortization                             19,267,770          16,209,631

Other assets                                                                    276,299              78,873
Deferred tax benefit                                                                 --             198,240
                                                                           ------------        ------------

      Total assets                                                         $ 21,408,819        $ 19,782,262
                                                                           ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                               $    262,912        $    587,754
    Federal income taxes payable                                                 58,524                  --
    Current portion of long-term debt                                                --             720,000
                                                                           ------------        ------------

      Total current liabilities                                                 321,436           1,307,754

Long-term debt                                                               10,355,000           7,880,000
                                                                           ------------        ------------
      Total liabilities                                                      10,676,436           9,187,754
                                                                           ------------        ------------


Stockholders' equity:
    Preferred stock, $1.00 par value, 4,000,000
        shares authorized; 160,000 issued                                       160,000             160,000
    Common stock, $0.15625 par value, 20,000,000 shares and
        10,000,000 authorized; 5,651,571 and 5,644,071 shares issued            883,058             881,886
    Capital in excess of par value                                            8,222,615           8,202,862
    Retained earnings                                                         2,778,268           2,529,371
    Accumulated other comprehensive loss                                        (45,394)            (24,922)
                                                                           ------------        ------------
                                                                             11,998,547          11,749,197
    Treasury stock at cost:
        474,700 and 438,400 shares                                           (1,266,164)         (1,154,689)
                                                                           ------------        ------------

      Total stockholders' equity                                             10,732,383          10,594,508
                                                                           ------------        ------------

      Total liabilities and stockholders' equity                           $ 21,408,819        $ 19,782,262
                                                                           ============        ============



The Company uses the successful efforts method of accounting for its oil and gas producing activities.


        See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  For the Three Months Ended                 For the Nine Months Ended
                                                         September 30,                              September 30,
                                                 --------------------------------          -----------------------------
                                                     1999             1998                     1999            1998
                                                 ---------------  ---------------          -----------     -------------
Revenues:
    Oil and gas sales                            $ 1,084,286     $   396,962               $ 2,616,687     $ 1,487,650
    Lease bonuses and rentals                        122,885              --                   319,510         168,664
    Interest and other income                         21,571          50,263                    87,838         130,581
    Gain on sale of properties                       294,499              --                   851,726              --
                                                 -----------     -----------               -----------     -----------

      Total revenues                               1,523,241         447,225                 3,875,761       1,786,895
                                                 -----------     -----------               -----------     -----------

Costs and expenses:
    Lease operating expense                          172,589          96,206                   429,176         412,253
    Dry holes and abandonments                            --              --                        --         100,207
    Depreciation, depletion and amortization         201,536         150,913                   604,563         358,659
    Geological and geophysical                       107,189         109,388                   275,685         244,189
    General and administrative                       296,249         340,180                 1,216,423         765,108
    Interest expense                                 209,808              --                   563,706              --
                                                 -----------     -----------               -----------     -----------

      Total costs and expenses                       987,371         696,687                 3,089,553       1,880,416
                                                 -----------     -----------               -----------     -----------


Income (loss) before federal income taxes            535,870        (249,462)                  786,208         (93,521)

Provision (benefit) for federal income taxes         182,196         (84,717)                  267,311         (32,143)
                                                 -----------     -----------               -----------     -----------

Net income (loss)                                    353,674     $  (164,745)                  518,897     $   (61,378)
                                                 -----------     -----------               -----------     -----------

Dividends on preferred shares                         90,000              --                   270,000              --
                                                 -----------     -----------               -----------     -----------

Income (loss) applicable to common shares        $   263,674     $  (164,745)              $   248,897     $   (61,378)
                                                 ===========     ===========               ===========     ===========

Basic income (loss) per share                    $      0.05     $     (0.03)              $      0.05     $     (0.01)
                                                 ===========     ===========               ===========     ===========
Diluted income (loss) per share                  $      0.05     $     (0.03)              $      0.05     $     (0.01)
                                                 ===========     ===========               ===========     ===========

Weighted average shares outstanding
Basic                                              5,181,738       5,160,671                 5,188,582       5,067,694
Diluted                                            5,216,738       5,160,671                 5,223,582       5,067,694


        See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                 For the Three Months Ended        For the Nine Months Ended
                                                                        September 30,                     September 30,
                                                               ------------------------------    ------------------------------
                                                                    1999             1998           1999            1998
                                                               -----------      -------------    -----------      -------------
Cash flows from operating activities:
    Net income (loss)                                          $   353,674      $  (164,745)     $   518,897      $   (61,378)
    Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities:

      Depreciation, depletion and amortization                     201,536          150,913          604,563          358,659
      Dry holes and abandonments                                        --           (8,090)              --          100,207
      Gain on sale of oil and gas properties                      (267,450)              --         (824,677)              --
      Decrease (increase) in accounts receivable                  (179,481)          56,686         (194,796)         149,109
      Increase in federal income tax receivable                         --          (49,016)              --          (47,297)
      Increase in other current assets                             159,431           20,458            4,602            7,929
      Increase (decrease) in accounts payable and accrued
       liabilities                                                  36,061          (24,269)        (324,842)         (74,950)
      Increase in other assets                                     (60,263)              --         (197,426)              --
      Deferred tax expense                                         182,196          (35,701)         267,311           15,154
      Other                                                             --               --            2,175               --
                                                               -----------      -----------      -----------      -----------
      Net cash provided (used) by operating activities             425,704          (53,764)        (144,193)         447,433
                                                               -----------      -----------      -----------      -----------

Cash flows from investing activities:
     Expenditures for oil and gas property and equipment          (219,099)        (140,438)        (311,836)        (784,832)
     Acquisition of oil and gas properties                      (3,133,824)              --       (3,133,824)              --
     Proceeds from lease bonuses and rentals                         8,775               --           85,275               --
     Sale of short-term investments                                334,254               --          457,916               --
     Purchases of marketable securities                            122,300               --           91,890               --
     Proceeds from sale of oil and gas properties                  260,576               --        1,000,626               --
     Purchase of furniture and fixtures                            (95,582)              --         (143,777)              --
                                                               -----------      -----------      -----------      -----------
     Net cash used by investing activities                      (2,722,600)        (140,438)      (1,953,730)        (784,832)
                                                               -----------      -----------      -----------      -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                          18,750               --           18,750          677,766
    Decrease in current portion of long-term debt                 (720,000)              --         (720,000)              --
    Proceeds from long-term debt                                 3,075,000               --        2,475,000               --
    Payment of preferred dividends                                 (90,000)              --         (270,000)              --
    Purchase of treasury stock                                     (58,152)              --         (111,475)         (95,250)
                                                               -----------      -----------      -----------      -----------
    Net cash provided (used) by financing activities             2,225,598               --        1,392,275          582,516
                                                               -----------      -----------      -----------      -----------


Net increase (decrease) in cash and cash equivalents               (71,298)        (194,202)        (705,648)         245,117

Cash and cash equivalents, beginning of period                      91,837        3,315,971          726,187        2,876,652
                                                               -----------      -----------      -----------      -----------

Cash and cash equivalents, end of period                       $    20,539      $ 3,121,769      $    20,539      $ 3,121,769
                                                               ===========      ===========      ===========      ===========


Supplemental schedule of cash flow information:
     Cash paid during the period for:
Interest expense                                               $    80,301      $        --      $   384,534               --


        See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the three and nine months ended September 30, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the 1998 Annual Report on Form 10-K of Toreador Royalty Corporation (the "Company"). In the opinion of the Company's management, the information furnished herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the nine months ended September 30, 1999 may not necessarily be indicative of the results for the year ending December 31, 1999.

NOTE 2 - MARKETABLE SECURITIES

         Marketable securities at September 30, 1999 consist of several issues of preferred stock with a fair market value of $252,006 as of September 30, 1999. The net unrealized loss related to these securities before taxes is $68,780 ($45,394 net of tax). The Company has designated these investments as "securities available for sale" pursuant to Statement of Financial Accounting Standards No. 115.

NOTE 3 - NON-PRODUCING MINERAL AND ROYALTY INTERESTS

         Principal properties include perpetual mineral and royalty interests acquired by the Company during 1951, 1958 and 1998. These interests total approximately 1,336,000 net mineral acres underlying approximately 2,539,000 gross acres. These properties include approximately 1,775,000 gross (876,000 net) acres in Mississippi, Alabama and Louisiana and 764,000 gross (460,000 net) acres located in the Texas Panhandle and West Texas. It is recognized that the ultimate realization of the investment in these properties is dependent upon future exploration and development operations which are dependent upon satisfactory leasing and drilling arrangements with others and a favorable oil and gas price environment.

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the three and nine months ended September 30, 1999 and 1998

NOTE 4 - ASSET DISPOSITION

Assets held for sale consisted of undeveloped mineral and royalty interests which the Company was marketing. In the first quarter of 1999, the Company sold a portion of its interests for $777,550 resulting in a pretax gain of $557,227. In the third quarter of 1999 the Company sold an additional portion of it's interests for $300,000 resulting in a pretax gain of $285,000. The remaining balance of the assets held for sale have been reclassified as "Properties and equipment" in order to more properly reflect their long-term nature based upon the Company's current estimation.

NOTE 5 - INTEREST AND OTHER INCOME

         Items in interest and other income consist of:

                                                               Three Months Ended               Nine Months Ended
                                                                  September 30,                    September 30,
                                                                  -------------                   --------------
                                                                1999            1998           1999         1998
                                                              --------        -------        -------      --------
Interest                                                      $20,971         $43,131        $55,843      $119,744
Dividends                                                      14,875              --         33,331            --
Other Income                                                  (14,275)          7,132         (1,336)       10,837
                                                              -------         -------        -------      --------

                                                              $21,571         $50,263        $87,838      $130,581
                                                              =======         =======        =======      ========

NOTE 6 - COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." Comprehensive income consists of:


                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                    September 30,
                                                                 -------------                    -------------
                                                           1999             1998             1999             1998
                                                        ---------        ---------        ---------        ---------
Net income                                              $ 353,674        $(164,745)       $ 518,897        $ (61,378)

Unrealized losses on securities                            (8,008)              --          (20,472)              --
                                                        ---------        ---------        ---------        ---------

Comprehensive income                                    $ 345,666        $(164,745)       $ 498,425        $ (61,378)
                                                        =========        =========        =========        =========

                          TOREADOR ROYALTY CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the three and nine months ended September 30, 1999 and 1998

NOTE 7 - LONG-TERM DEBT

         A new credit agreement was entered into as of September 30, 1999 with Compass Bank providing for a revolving line of credit of up to $25,000,000 with a current borrowing base of $10,500,000, subject to adjustment depending upon the underlying collateral value. The current outstanding loan is $10,355,000 which matures on October 1, 2002. The loan bears interest equal to the prime rate charged by the lender less 1/4%, which currently equates to 8%. The credit agreement contains various representations, warranties and covenants of the borrower customary for a loan of this type.

NOTE 8 - EARNINGS PER ORDINARY SHARE

         The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations:



                                                                    Income             Shares            Per Share
                                                                 (Numerator)        (Denominator)         Amount
                                                                 -----------        -------------        ---------
Nine months ended September 30, 1999:

Net income                                                       $ 518,897
Less: Dividends on preferred shares                                270,000
                                                                 ---------

Income applicable to common shares                                 248,897
Basic income per share                                                                5,188,582           $ 0.05
                                                                                                          ======

Effect of dilutive securities:
         Stock options                                                  --               35,000
                                                                 ---------            ---------

Income applicable to common shares and
   assumed conversions                                           $ 248,897            5,223,582           $ 0.05
                                                                 =========            =========           ======


                                                                    Income             Shares            Per Share
                                                                 (Numerator)        (Denominator)         Amount
                                                                 -----------        -------------        ---------
Nine months ended September 30, 1998:

Net income                                                         (61,378)
Basic income per share                                                                5,067,694           $(0.01)
                                                                                                          ======

Effect of dilutive securities:
         Stock options                                                  --                   --
                                                                 ---------            ---------

Income applicable to common shares and
    Assumed conversions                                          $ (61,378)           5,067,694           $(0.01)
                                                                 =========            =========           ======

                          TOREADOR ROYALTY CORPORATION

         For the three and nine months ended September 30, 1999 and 1998

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

         Since the middle of 1996, we have successfully accelerated the evaluation of several areas of our Texas mineral acreage as well as increased our ownership in any reserves that were discovered by third parties conducting 3-D seismic projects (without cost to us) and selectively participated in any wells drilled as a result of such geophysical activity. At this time we have discontinued this policy.

                          TOREADOR ROYALTY CORPORATION

         For the three and nine months ended September 30, 1999 and 1998

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

         Our remaining 1999 capital and exploratory budget, excluding any acquisitions we may make, could range from $100,000 to $200,000, depending on the timing of any new seismic surveys and drilling of exploratory and development wells in which we may hold a working interest position.

         At the present time, the primary source of capital for financing our operations is our cash flow from operations and proceeds from oil and gas properties sold. During the first nine months of 1999, cash flow provided by operations and oil and gas properties sold was $756,433.

         On September 30, 1999, we purchased certain oil and gas royalty interests located in Arkansas, California, Kansas and Michigan (the "Four State Acquisition") from Conoco, Inc., pursuant to a written offer by us and a letter of acceptance from Conoco. The purchase price was $3,215,000 which was funded with our available cash ($600,000) and a loan from Compass Bank, Dallas ($2,615,000). The effective date of the purchase was August 1, 1999.

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

         The credit facility was amended on April 16, 1999 to increase the size of the facility to $25.0 million. On September 30, 1999, a new credit agreement was entered into with Compass Bank which amended various terms and conditions of the previous facility. The main changes were a new maturity date of October 1, 2002, with an increased borrowing base of $10,500,000. The increased borrowing base was a result of the Four State Acquisition. As of September 30, 1999 the Company was in compliance with all covenants pursuant to the credit agreement.

                          TOREADOR ROYALTY CORPORATION

         For the three and nine months ended September 30, 1999 and 1998

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

         From October 10, 1995 through October 29, 1999 we have used $1,249,421 of our cash reserves to purchase 469,000 shares of our Common Stock pursuant to three share repurchase programs approved by the board of directors. During the third quarter of 1999 we purchased 7,300 of the shares at a cost of $25,143. On July 23, 1998, our board of directors suspended the policy of share repurchases for the time being to instead use the Company's excess cash resources toward funding our participation in third party operated 3-D projects or drilling prospects and acquisition of producing oil and gas properties. On March 23, 1999, our board of directors reinstated the common stock repurchase program enabling the Company to purchase the remaining shares available under the third stock repurchase plan from time to time and depending on market conditions. There are approximately 81,000 shares authorized and available for repurchase under the third plan.

                          TOREADOR ROYALTY CORPORATION

         For the three and nine months ended September 30, 1999 and 1998

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 1999 VS.
      THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues for the third quarter of 1999 were $1,523,241 versus $447,225 for the same period in 1998. Oil and gas sales were $1,084,286 on volumes of 30,686 Bbls of oil and 210,282 Mcf of natural gas for the third quarter of 1999 as compared to $396,962 on volumes of 21,191 Bbls and 79,091 Mcf in 1998. This increase in oil and gas sales reflects an increase in oil and gas volumes from the Howell Mineral Acquisition in addition to a substantial increase in oil and gas prices. The average price for third quarter 1999 oil sales increased 61% to $18.38/Bbl compared to $11.45/Bbl for the same quarter in 1998. The average price for third quarter 1999 gas sales increased 19% to $2.29/Mcf compared to $1.92/Mcf for the same period in 1998. Net lease bonuses and rentals for the third quarter of 1999 were $122,885 versus none for the same period in 1998 due to increased activity on acreage that was part of the Howell Mineral Acquisition. Interest and other income were $21,571 in the third quarter of 1999 versus $50,263 for the third quarter of 1998 due to a decrease in cash funds earning interest in 1999.

         Costs and expenses for the third quarter of 1999 were $987,371 versus $696,687 for the same period in 1998. Lease operating expenses increased 79% to $172,589 in 1999 from $96,206 in 1998. This increase was due mainly to production taxes incurred on increased oil and gas revenue as compared to the same quarter in 1998. Depreciation, depletion and amortization increased 34% to $201,536 for the third quarter of 1999 from $150,913 in 1998, primarily reflecting depletion related to the Howell Mineral Acquisition. Geological and geophysical expenses decreased slightly to $107,189 for the third quarter of 1999 from $109,388 in 1998. General and administrative expenses decreased 13% to $296,249 in the third quarter of 1999 from $340,180 for the same period a year ago. This decrease in general and administrative expense resulted primarily from one-time charges in 1998, namely, a "break-up" fee paid to Dain Rauscher Wessels for over $50,000 along with legal expenses totaling over $50,000 related to the reorganization of the Board of Directors. Another factor in the decrease was a credit of $58,000 during the third quarter of 1999 resulting from the reclassification of technical service fees from Wilco Properties Inc. during 1999. The fees were classified as "Interest and other income" in previous quarters.

         During the third quarter of 1999 the Company incurred $209,808 in interest expense and paid $90,000 for preferred dividends related to the financing for the Howell Mineral Acquisition. In the same period for 1998 there were no interest or dividend payments.

         The Company recognized net income of $263,674, or $0.05 per share (basic and diluted), for the third quarter of 1999 versus a net loss of $164,745, or $0.03 per share (basic and diluted), for the same period in 1998.

                          TOREADOR ROYALTY CORPORATION

         For the three and nine months ended September 30, 1999 and 1998

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

   NINE MONTHS ENDED SEPTEMBER 30, 1999 VS.
      NINE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues for the nine months ended September 30, 1999 were $3,875,761 versus $1,786,895 for the same period in 1998. Oil and gas sales for the nine months ended September 30, 1999 were $2,616,687 on volumes of 100,277 Bbls of oil and 602,253 Mcf of natural gas as compared to $1,487,650 on volumes of 69,172 Bbls and 278,526 Mcf for the same period in 1998. The $1,129,037 or 76% increase in oil and gas sales reflects an increase in oil and gas volumes from the Howell Mineral Acquisition. Average oil prices increased slightly to $13.80/Bbl for the nine months ended September 30, 1999 from $13.28/Bbl for the nine months ended September 30, 1998. Average gas prices decreased 5% to $1.93/Mcf for the nine months ended September 30, 1999 from $2.04/Mcf for the nine months ended September 30, 1998. Lease bonuses and rentals increased to $319,510 for the nine months ended September 30, 1999 compared to $168,664 for the prior-year period. This 89% increase was primarily attributable to lease bonuses received on acreage from the Howell Mineral Acquisition. Interest and other income for the nine months ended September 30, 1999 was $87,838, down 33% from $130,581 for the same period in 1998 due to reduced interest earned on lower cash balances in 1999.

         Costs and expenses for the nine months ended September 30, 1999 were $3,089,553 versus $1,880,416 for the same period in 1998. Lease operating expenses increased slightly to $429,176 for the nine months ended September 30, 1999 from $412,253 for the same period in 1998. Dry holes and abandonments decreased to zero for the nine period ended September 30, 1999 from $100,207 for the nine months ended September 30, 1998 reflecting the Company's decreased participation in exploration projects on its minerals. Depreciation, depletion and amortization increased 69% to $604,563 for the first nine months in 1999 from $358,659 for the same period in 1998, reflecting the increase in properties and equipment from the Howell Mineral Acquisition. Geological and geophysical expenses increased 13% to $275,685 for the nine months ended September 30, 1999 from $244,189 for the prior-year period. General and administrative expenses increased to $1,216,423 for the nine months ended September 30, 1999 from $765,108 for the same period a year ago, primarily due to non-recurring costs related to the Howell Mineral Acquisition along with increased payroll costs.

         The Company recognized net income of $518,897 or $0.05 per share (basic and diluted), for the nine months ended September 30, 1999 versus a net loss of $61,378, or $0.01 per share (basic and diluted), for the same period in 1998.

                          TOREADOR ROYALTY CORPORATION

         For the three and nine months ended September 30, 1999 and 1998

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

         We have completed our review of our internal computer systems and we have determined that these systems are Y2K compliant. As of September 30, 1999, all costs incurred by us in connection with our compliance efforts were included in general and administrative expenses. As of September 30,1999, the total cost incurred was approximately $28,000. Management expects any additional Y2K compliance costs to be minimal because our management information systems are warranted to be compliant or are represented to be compliant in upgrades we will receive. Furthermore, we replaced our former oil and gas system in 1998 with a Y2K compliant oil and gas package. Management has obtained confirmation from our major suppliers and purchasers that they also are or will be Y2K compliant. Management believes that it will not be practical to independently verify the responses because it does not believe that we would be given access to carry out such verification or that the costs of doing so would be affordable. The cost of replacing non-compliant or non-responsive suppliers and customers will not be possible to determine until the review process has been completed. Any Y2K problems that do occur will likely manifest themselves in reduced production through equipment shut downs or impaired liquidity through inability of customers to take delivery of production or process payments.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Inapplicable.

                          TOREADOR ROYALTY CORPORATION

                               September 30, 1999

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS -- Inapplicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS -- Inapplicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES -- Inapplicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- Inapplicable.

ITEM 5.   OTHER INFORMATION -- Inapplicable.

                          TOREADOR ROYALTY CORPORATION

                               September 30, 1999


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


(a)      The following exhibits are included herein:

         No.          Description of Exhibit:
         ---          -----------------------
         10.1         Credit Agreement effective September 30, 1999,
                      between Compass Bank, as Lender, and Toreador Royalty
                      Corporation, Toreador Exploration & Production Inc., and Tormin, Inc. as Borrowers, and Toreador
                      Acquisition Corporation, as Guarantor (previously filed as Exhibit 10.1 to Toreador Royalty Corporation
                      Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 1999, and incorporated by reference herein).

         27           Financial Data Schedule

(b)      Reports on Form 8-K:

         1. Current Report on Form 8-K dated September 30, 1999, filed October 27, 1999, reporting information under
                      Item 2.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TOREADOR ROYALTY CORPORATION,
                                            Registrant


                                       /s/   G. THOMAS GRAVES III
                                   --------------------------------------------
                                             G. Thomas Graves III,
                                   President and Chief Executive Officer



                                       /s/   DOUGLAS W. WEIR
                                   --------------------------------------------
                                             Douglas W. Weir
                                   Vice President-Finance and Treasurer
                                   (Principal Financial and Accounting Officer)



November 5, 1999

                          TOREADOR ROYALTY CORPORATION

                               September 30, 1999

                                INDEX TO EXHIBITS

     Exhibit
     Number                            Exhibits
 ----------------     ---------------------------------------------------------
      10.1        -   Credit Agreement effective September 30, 1999, between
                      Compass Bank, as Lender, and Toreador Royalty Corporation,
                      Toreador Exploration & Production Inc., and Tormin, Inc.
                      as Borrowers, and Toreador Acquisition Corporation, as
                      Guarantor (previously filed as Exhibit 10.1 to Toreador
                      Royalty Corporation Current Report on Form 8-K filed with
                      the Securities and Exchange Commission on October 29,
                      1999, and incorporated by reference herein).

      27          -   Financial Data Schedule
