Form 10-K
period 1999-12-31
TOREADOR ROYALTY CORP
filed 2000-03-23
CIK 98720

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended: December 31, 1999

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
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

         TITLE OF EACH CLASS:                   NAME OF EACH EXCHANGE ON WHICH REGISTERED:
         -------------------                    -----------------------------------------
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

         The aggregate market value of the voting stock of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of March 17, 2000 was $18,046,450. (For purposes of determination of the foregoing amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

         The number of shares outstanding of the registrant's Common Stock, par value $.15625, as of March 17, 2000, was 5,172,371 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders, expected to be filed on or prior to April 30, 2000, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                              Page

PART I            .............................................................................................1
   ITEM 1.        BUSINESS.....................................................................................1
   ITEM 2.        PROPERTIES..................................................................................13
   ITEM 3.        LEGAL PROCEEDINGS...........................................................................20
   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  .......................................20

PART II           ............................................................................................20
   ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.........................................................................20
   ITEM 6.        SELECTED FINANCIAL DATA.....................................................................21
   ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATION........................................................................22
   ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................25
   ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................25
   ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE....................................................................26

PART III          ............................................................................................26
   ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. ........................................26
   ITEM 11.       EXECUTIVE COMPENSATION......................................................................26
   ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT..................................................................................26
   ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................26

PART IV           ............................................................................................26
   ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K............................26

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

         Some of the information in this report may contain forward-looking statements. We use words such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue," or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they (1) discuss future expectations; (2) contain projections of our results of operations or of our financial conditions; or (3) state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or over which we have no control. When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. The risk factors noted in this section and other factors noted throughout this report provide example of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement.

ITEM 1. BUSINESS

GENERAL

         Toreador Royalty Corporation, a Delaware corporation ("Toreador" or the "Company"), is an independent energy company engaged in oil and gas exploration, development, production and acquisition activities. We principally conduct our business through our ownership of perpetual mineral and royalty interests in approximately 2,643,000 gross (1,368,000 net) acres. These properties include 766,000 gross (461,000 net) acres located in the Texas Panhandle and West Texas. Collectively we refer to these properties as the "Texas Holdings." In Alabama, Mississippi and Louisiana, we own 1,775,000 gross (876,000 net) acres that we collectively describe as the "Southeastern States Holdings." We also own various royalty interests in Arkansas, California, Kansas and Michigan covering 102,000 gross (31,000 net) acres. These properties are collectively referred to as the "Four States Holdings". In addition to the aforementioned holdings we own various working interest properties in Texas, Kansas, New Mexico and Oklahoma. We do not have any property interests anywhere other than the United States. For a more detailed description of these properties please see "Item 2. Properties."

         See "Glossary of Selected Oil and Natural Gas Oil Terms" at the end of this Item 1 for a definition of certain terms defined in this report.

HISTORY

         Toreador Royalty Corporation was incorporated in 1951. The history of our Texas Holdings dates back to the formation of the Matador Land & Cattle Company in 1882. Scottish investors assembled approximately one million acres of land that was located in what is now the Texas Panhandle and West Texas. When this property was sold in 1951, Toreador was formed and was assigned 50% of the mineral rights under the ranch acreage. In 1958 we acquired an additional 25% of the mineral rights under a number of the original ranch properties.

         As of December 31, 1999, a total of 201 exploration and development wells had been drilled on our Texas Holdings. Overall, well density is approximately one well per 4,400 acres. In certain sections, well density is less than one well per 20,000 acres.

         As a result of acquisitions in 1998 and 1999, we now own more mineral and royalty interests in addition to our Texas Holdings. Please see "ITEM 1. Business -- Acquisitions and ITEM 2. Properties." For more detailed information.

BUSINESS STRATEGY

         Our strategic focus during 1999 centered on the pursuit of high quality property acquisitions, participation in exploration projects as a non-operator and the disposition of non-strategic assets. As a result of the current favorable oil and gas prices being realized we have adjusted our objectives accordingly. The principal elements of our present strategic focus are as follows:

         o Pursue opportunities to make high quality property acquisitions.

         o Identify and dispose of non-strategic assets in all areas in order to take advantage of favorable oil and gas prices. We intend to use multiple avenues in this marketing effort, including internet on-line auctions.

         o Expand our level of direct working interest participation as a non-operator in exploration projects that provide exposure in drilling opportunities for both multiple prospects and multiple pay zones. We expect these opportunities to be generated by experienced third party operators using current generation three-dimensional ("3-D") seismic technology.

DEVELOPMENTS DURING 1999

ACQUISITIONS

         As part of our strategy to actively pursue high quality property acquisition opportunities, we reviewed a number of prospective candidates during 1999. We successfully closed two acquisitions as a result of this process.

         FOUR STATES ACQUISITION. On September 30, 1999, we purchased certain oil and gas royalty interests located in Arkansas, California, Kansas and Michigan from Conoco, Inc. (the "Four States Property Acquisition"). The Company's outside consulting engineering firm estimated total net proved reserves at more than 2.6 Bcfe. Natural gas comprises approximately 57% of the total reserves. The purchase price for these royalty interests was $3,215,000. The effective date of the purchase was August 1, 1999.

         LARIO PROPERTY ACQUISITION. On December 22, 1999, we purchased 50% of Lario Oil and Gas Company's working interests in certain oil and gas leases and properties located in Finney County, Kansas for a total purchase price of $5,500,000 (the "Lario Property Acquisition"). This acquisition resulted in reserve additions of over 1,000,000 BOE. The purchase had an effective date of October 1, 1999.

DISPOSAL OF NON-STRATEGIC ASSETS

         As part of our strategy to identify and dispose of non-strategic assets, we completed two major asset sales during 1999. In January we sold a portion of our acreage in the Texas Panhandle for $750,000. In September we sold a portion of our West Texas acreage for $300,000.

ONGOING PROJECTS

         As part of our strategy to participate in third party generated and operated 3-D seismic projects in geologic regions outside of our holdings, we are currently engaged in two 3-D seismic projects that could add significant gas reserves.

         SOUTH ORANGE GROVE 3-D SEISMIC PROJECT. We have acquired a 12.5% working interest and an approximate 9.5% net revenue interest in a 44 square mile 3-D seismic project in Jim Wells County, Texas. This project, which is located 35 miles west-northwest of Corpus Christi, Texas, is designed to identify and test shallow, fault-bounded structural closures as well as stratigraphic complexities targeting gas reserves in and around existing fields from depths ranging from 800 feet to 8,100 feet. Generally, those horizons range from the Miocene (~3,000 feet), Frio (~4,000 feet), Vicksburg (~5,000 feet) and deeper Yegua horizons (~8,000 feet). The existing fields in this area are older and contain relatively few modern exploratory wells. As of December 31, 1999, after completing the acquisition, processing and interpretation phases in the 3-D seismic project area the operator proposed six wells and drilled two exploratory wells. Of those, one was successfully completed as a Miocene producer and the other was a dry hole. As of March 17, 2000, three additional exploratory wells have been drilled resulting in one Vicksburg producer, one well currently being completed as a potential Yegua producer and the other was a dry hole. After the drilling of each well, future drilling projects are subject to change based upon the gathering and evaluation of engineering and geological data and refining the interpretation of the 3-D seismic data.

         KIRBY HILLS 3-D SEISMIC PROJECT. We have acquired a 12.5% working interest and an approximate 9.4% net revenue interest in a 20 square mile 3-D seismic project in Solano County, California. This project, which is located in the Sacramento Basin of northern California, is designed to identify structural closures within in an established gas producing area. The objective formations, the Wagenet, Domengine and Nortonville Sandstones, range in depth from 1,500 feet to 5,400 feet. As of March 17, 2000, the data acquisition phase is complete; the data processing phase of the project is still underway. Assuming positive results from the interpretation of the data, drilling could begin as early as the end of the second quarter of 2000.

MARKETS AND COMPETITION

         Our oil and gas production is sold to various purchasers typically in the areas where the oil or gas is produced. Revenues from the sale of oil and gas production accounted for 76%, 85% and 83% of the Company's consolidated revenues for the three years ended December 31, 1999, 1998 and 1997, respectively. The Company does not receive a material amount of its revenues from external customers domiciled in foreign countries. Generally, we do not refine or process any of the oil and gas we produce. We are currently able to sell, under contract or in the spot market through the operator, substantially all of the oil and the gas we are capable of producing at current market prices. Substantially all of our oil and gas is sold under short term contracts or contracts providing for periodic adjustments or in the spot market; therefore, our revenue streams are highly sensitive to changes in current market prices. Our gas markets are pipeline companies as opposed to end users. See "Item 1. Business -- Risk Factors -- Volatility of Oil and Natural Gas Prices," for a discussion of the risks of commodity price fluctuations.

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

         We are also affected by competition for drilling rigs and the availability of tubular goods and certain other equipment. While the oil and natural gas industry has experienced shortages of drilling rigs and equipment, pipe and personnel in the past. We are not presently experiencing any shortages and do not foresee any such shortages in the near future, however, we are unable to predict how long current market conditions will continue.

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

REGULATION

         GENERAL FEDERAL AND STATE REGULATION

         From time to time political developments and federal and state laws and regulations affect our operations in varying degrees. Price control, tax and other laws relating to the oil and natural gas industry, changes in such laws and changing administrative regulations affect our oil and natural gas production, operations and economics. There are currently no price controls on oil, condensate or natural gas liquids. To the extent price controls remain applicable after the enactment of the Natural Gas Wellhead Decontrol Act of 1989, we believe that price controls will not have a significant impact on the prices received by us for natural gas produced in the near future.

         We review legislation affecting the oil and natural gas industry for amendment or expansion. The legislative review frequently increases our regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual members, compliance with which is often difficult and costly and certain of which may carry substantial penalties if we were to fail to comply. We cannot predict how existing regulations may be interpreted by enforcement agencies or the courts, whether amendments or additional regulations will be adopted, nor what effect such interpretations and changes may have on our business or financial conditions.

         Matters subject to regulation include:

         o        discharge permits for drilling operations;

         o drilling and abandonment bonds or other financial responsibility requirements;

         o        reports concerning operations;

         o        the spacing of wells;

         o        unitization and pooling of properties and

         o        taxation.

         NATURAL GAS REGULATION AND THE EFFECT ON MARKETING

         Historically, interstate pipeline companies generally acted as wholesale merchants by purchasing natural gas from producers and reselling the natural gas to local distribution companies and large end users. Commencing in late 1985, the Federal Energy Regulatory Commission (the "FERC") issued a series of orders that have had a major impact on interstate natural gas pipeline operations, services, and rates, and thus have significantly altered the marketing and price of natural gas. The FERC's key rule making action, Order No. 636, issued in April 1992, required each interstate pipeline to, among other things, "unbundle" its traditional bundled sales services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and standby sales and natural gas balancing services), and to adopt a new rate making methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes natural gas sales as a merchant in the future, it does so pursuant to private contracts in direct competition with all other sellers, such as Toreador; however, pipeline companies and their affiliates were not required to remain "merchants" of natural gas, and most of the interstate pipeline companies have become "transporters only." In subsequent orders, the FERC largely affirmed the major features of Order No. 636 and denied a stay of the implementation of the new rules pending judicial review. By the end of 1994, the FERC had concluded the Order No. 636 restructuring proceedings, and, in general, accepted rate filings implementing Order No. 636 on every major interstate pipeline. However, even through the implementation of Order No. 636 on individual interstate pipelines is essentially complete, many of the individual pipeline restructuring proceedings, as well as orders on rehearing of Order No. 636 itself and the regulations promulgated thereunder, are subject to pending appellate review and could possibly be changed as a result of future court orders. We cannot predict whether the FERC's orders will be affirmed on appeal or what the effects will be on our business.

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

         o the completion of rule making involving the regulation of pipelines with marketing affiliates under Order No. 497;

         o the FERC's ongoing efforts to promulgate standards for pipeline electronic bulletin boards and electronic data exchange;

         o a generic inquiry into the pricing of interstate pipeline capacity;

         o efforts to refine the FERC's regulations controlling operation of the secondary market for released pipeline capacity and

         o a policy statement regarding market based rates and other non-cost-based rates for interstate pipeline transmission and storage capacity.

Several of these initiatives are intended to enhance competition in natural gas markets, although some of these initiatives, such as "spin downs", may have the adverse effect of increasing the cost of doing business to some in the industry if the new, unregulated owners of those facilities monopolize them. The FERC has attempted to address some of these concerns in its orders authorizing such "spin downs" by requiring nondiscriminatory access and prohibiting "tying" access to pipeline transportation to other services of an affiliate, imposing certain contract requirements, and retaining jurisdiction if an affiliate undermines open and nondiscriminatory access to the interstate pipeline. The FERC also has imposed additional requirements on interstate pipelines seeking to abandon facilities certificated under the Natural Gas Act of 1938 and to terminate service from both certificated and uncertificated activities. It remains to be seen what effect these activities will have on access to markets and the cost of doing business. Further, some of the orders and regulations of the FERC establishing these initiatives and approving actions thereunder have been appealed and remain subject to further action by an appellate court and the FERC. We cannot predict what the ultimate effect of these and other orders of the FERC will have on our production and marketing, or whether the FERC's orders on these matters will be affirmed by an appellate court. As to all of these recent FERC initiatives, the ongoing, or in some instances, preliminary evolving nature of these regulatory initiatives also makes it impossible at this time for us to predict their ultimate impact on our business.

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

         ENVIRONMENTAL REGULATION

         Exploration, development and production of oil and gas, including operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells. Our domestic activities are subject to a variety of environmental laws and regulations, including, but not limited to:

         o        the Oil Pollution Act of 1990;

         o        the Clean Water Act;

         o the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA");

         o        the Resource Conservation and Recovery Act ("RCRA");

         o        the Clean Air Act and

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

         o limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas and

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

         Under the Oil Pollution Act, a release of oil into water or other areas designated by the statue could result in Toreador being held responsible for the costs of remediating such a release, specified damages and natural resource damages. The extent of that liability could be extensive, as set forth in the statute, depending on the nature of the release. A release of oil in harmful quantities or other materials into water or other specified areas could also result in Toreador being held responsible under the Clear Water Act for the cost of remediation, and for civil and criminal fines and penalties.

         CERCLA and comparable state statutes, also known as "Superfund" laws, can impose joint, several and retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a "hazardous substance" into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions and entities that arrange for the disposal or treatment of, or transport of hazardous substances found at the site. Although CERCLA, as amended, currently exempts petroleum, including, but not limited to, crude oil, gas and natural gas liquids from the definition of hazardous substance, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Furthermore, there can be no assurance that the exemption will be preserved in any future amendments to CERCLA.

         RCRA and comparable state and local requirements impose standards for the management, including treatment, storage and disposal of both hazardous and nonhazardous solid wastes. We generate hazardous and non-hazardous solid waste in connection with our routine operations. From time to time, proposals have been made that would reclassify certain oil and gas wastes, including wastes generated during pipeline, drilling and production operations, as "hazardous wastes" under RCRA which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact on our operations.

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

EMPLOYEES

         As of March 17, 2000, we employed nine full-time employees. None of our employees are represented by unions or covered by collective bargaining agreements. To date, we have not experienced any strikes or work stoppages due to labor problems, and we consider our relations with our employees to be good. As needed, we also utilize the services of independent consultants on a contract basis.

RISK FACTORS

         EFFECTS OF INDEBTEDNESS

         At December 31, 1999, Toreador's debt to equity ratio was 149%. We may incur additional indebtedness in the future as we execute our acquisition and exploration strategy. See "Potential Need for Additional Financing for Continued Growth" section below.

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

Our level of indebtedness will have several important effects on our future operations, including:

         o a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes;

         o covenants contained in our debt obligations will require us to meet certain financial tests, and other restrictions will limit our ability to borrow additional funds or to dispose of assets and may affect our flexibility in planning for, and reacting to, changes in our business, including possible acquisition activities and

         o our ability to obtain additional financing in the future may be impaired.

A default under our credit facility would permit the lender to accelerate repayments of the loan and to foreclose on the collateral securing the loan, including certain oil and natural gas properties. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

         VOLATILITY OF OIL AND NATURAL GAS PRICES

         Our future financial condition and results of operations depend upon the prices we receive for our oil and natural gas and the costs of acquiring, developing and producing oil and natural gas. Currently, oil and natural gas prices are favorable. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are also beyond our control. These factors include:

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

         o conservation and the extent of governmental regulation of production; the effect of weather; foreign and domestic government relations;

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

         CAPABILITY TO IDENTIFY ALL ACQUISITION RISKS

         Generally, it is not feasible for us to review in detail every individual risk involved in an acquisition. Our business strategy includes future acquisitions of producing oil and natural gas properties. Any future acquisitions generally entail an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other similar factors. Ordinarily, review efforts are focused on the higher-valued properties. However, even a detailed review of certain properties and records may not reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections are not always performed on every well, and potential problems, such as mechanical integrity of equipment and environmental conditions that may require significant remedial expenditures, are not necessarily observable even when an inspection is undertaken. Even if we identify problems, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems.

         The Four States Property Acquisition and the Lario Property Acquisition represent major steps in our growth strategy. However, our increased size and scope of operations will present us with significant challenges due to the increased time and resources required in our management effort. Accordingly, there can be no assurance that our future operations under present conditions can be effectively managed to realize the goals set forth on future property acquisitions.

         POTENTIAL NEED FOR ADDITIONAL FINANCING FOR CONTINUED GROWTH

         The growth of our business will require substantial capital on a continuing basis. We may be unable to obtain additional capital on satisfactory terms and conditions. Thus, we may lose opportunities to acquire oil and natural gas properties and businesses. In addition, our pursuit of additional capital could result in incurring additional indebtedness or our issuing potentially dilutive additional equity securities. We also may utilize the capital currently expected to be available for our present operations. The amount and timing of our future capital requirements, if any, will depend upon a number of factors, including:

         o        drilling costs;

         o        transportation costs;

         o        equipment costs;

         o        marketing expenses;

         o        staffing levels and competitive conditions and

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

         NATURE OF PROPERTY INTERESTS

         On the Southeastern States Holdings, we own interests in minerals that include executive rights (the rights to sign leases) as well as rights to receive portions of lease bonuses, delay rentals and royalties.

         On the Texas Holdings, we own interests in minerals that include rights to receive portions of lease bonuses, delay rentals and royalties, except, unlike our Southeastern States Holdings, we generally do not own the executive rights which are typically held by surface owners. Therefore, we must rely on the owners of the executive rights to execute leases of the acreage. In situations in which we have acquired working interests in acreage where we have mineral rights, we have acquired those interests through the signing of leases by holders of the executive rights. While the majority of the owners holding those executive rights have worked closely with us in the past, each acts independently of us in their decisions to execute leases. In addition, since our interests are in the form of mineral interests, royalty interests or non-operator working interests, we do not have control over drilling or operating decisions on the properties in which we have an interest.

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

         o        abnormally pressured formations and

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

         o        regulatory investigation and

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

         From time to time, due primarily to contract terms, pipeline interruptions or weather conditions, the producing wells in which we own an interest have been subject to production curtailments. The curtailments range from production being partially restricted to wells being completely shut-in. The duration of curtailments may vary from a few days to several months. In most cases we are provided only limited notice as to when production will be curtailed and the duration of such curtailments. We are not currently experiencing any material curtailment on our production.

         STOCK PRICE VOLATILITY

         Because the volume of trading in shares of our Common Stock has been low historically, the sale of a substantial number of shares of the Common Stock in a short period of time could adversely affect the market price of the Common Stock.

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

         CONTROL BY CERTAIN STOCKHOLDERS

         As of January 31, 2000, the current officers and directors of the Company as a group held a beneficial interest in approximately 53% of our Common Stock (including shares issuable upon exercise of stock options for Common Stock or conversion of the Company's Series A Preferred Stock held by affiliates of certain directors). In addition, certain officers and directors holding or controlling an aggregate of 53% of the Common Stock have entered into a Stockholder Voting Agreement whereby such persons have agreed to vote their shares together or refrain from voting their shares under certain circumstances, including the election of directors, merger transactions in respect of the Company and other possible change of control events. Consequently, these stockholders are in a position to effectively control the affairs of the Company, including the election of all of the Company's directors and the approval or prevention of certain corporate transactions which require majority stockholder approval.

         KEY PERSONNEL

         We are substantially dependent upon G. Thomas Graves III, President, Chief Executive Officer and Director, Edward C. Marhanka, Vice President - Operations and Douglas W. Weir, Vice President - Finance and Treasurer. Because we are engaged in a new business strategy, the loss of any one of these individuals for any reason may have a material adverse impact upon us.

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

         "PROVED DEVELOPED RESERVES" or "PROVED DEVELOPED PRODUCING." The oil and natural gas reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

         "PROVED RESERVES." The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

         "PROVED UNDEVELOPED RESERVES." The oil and natural gas reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery techniques is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

         "ROYALTY INTEREST." An interest in an oil and natural gas property entitling the owner to a share of oil and natural gas production free of production costs.

         "SEC PV-10." The present value of proved reserves is an estimate of the discounted future net cash flows from each property at December 31, 1999, or as otherwise indicated. Net cash flow is defined as net revenues less, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. As required by rules of the Securities and Exchange Commission, the future net cash flows have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Securities and Exchange Commission rules, estimates have been made using constant oil and natural gas prices and operating costs, at December 31, 1999, or as otherwise indicated.

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

         "WORKING INTEREST." The operating interest which gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, subject to all royalties, overriding royalties and other burdens and to all exploration, development and operational costs including all risks in connection therewith.

ITEM 2. PROPERTIES.

         We own perpetual oil and gas mineral and royalty interests comprised of and commonly referred to as the Texas Holdings, the Southeastern States Holdings and the Four States Property Holdings, all of which are equal to approximately 2,643,000 gross acres.

TEXAS HOLDINGS

         Our Texas Holdings are comprised of the Northern Ranch Minerals and the Southern Ranch Minerals and are equal to approximately 766,000 gross (461,000 net) acres.

         NORTHERN RANCH MINERALS

         We own mineral interests under approximately 334,000 gross acres located in Oldham and Hartley Counties, Texas. These minerals are all located in the geologic province commonly known as the Southern Dalhart Basin.

         In January 1999, we sold approximately 66,300 gross (49,700 net) mineral acres for $750,000. This particular acreage is commonly referred to as the Scharbauer Ranch acreage in Oldham County, Texas.

         Both of these sales are a result of our new business strategy to divest the company's non-strategic assets. We plan to continue this divestment strategy as long as we receive what we consider to be viable offers for our non-strategic minerals.

         No wells were drilled on the Northern Ranch Minerals in 1999. As of March 17, 2000, no wells have been drilled on this acreage. We continue to receive inquiries by third parties to evaluate the existing 2-D seismic database and possibly implementing the latest 3-D seismic technology to evaluate the potential of the minerals.

         SOUTHERN RANCH MINERALS

         We own mineral interests under an aggregate of approximately 470,000 gross acres located in three geologic provinces commonly known as the Palo Duro Basin, the Matador Arch, and the Eastern Shelf.

         PALO DURO BASIN - The Palo Duro Basin, where we own mineral interests under approximately 195,000 gross acres located in Motley and Cottle Counties, Texas, is a moderate depth depression between the Matador Arch on the south and the Amarillo uplift complex to the north. There was no leasing or drilling activity with respect to our mineral interests in this region in 1999. In August 1999, we sold approximately 38,000 gross (19,000 net) mineral acres for $300,000. This acreage is commonly referred to as the Bird acreage in Cottle and Motley Counties, Texas.

         MATADOR ARCH - The Matador Arch, where we own mineral interests under approximately 90,000 gross acres, is a prominent east-west structural positive traversing north Texas and southern Oklahoma.

         We leased approximately 1,800 gross (1,400 net) acres to two separate third parties in 1999. One of the operators leased some of our acreage contiguous with acreage owned by others. Two wells were drilled and tested dry on the outside acreage. As of December 31, 1999, there were no wells drilled with respect to our mineral interests in this region. As of March 17, 2000, the other third party re-entered and pipe tested a previously plugged and abandoned well near the Matador Field as a marginal oil producer pumping less than five barrels of oil per day. We own a 15.0% net royalty interest in this well.

         EASTERN SHELF - The Eastern Shelf of the Midland Basin, where we own mineral interests under approximately 185,000 gross acres located primarily in Dickens County, Texas, is prospective for shallow Permian age oil accumulations in the Tannehill Sand and possible deeper objectives in the Pennsylvanian section.

         In 1999, we leased a total of approximately 2,300 gross (1,100 net) acres under two separate agreements. As of December 31, 1999, there had not been any wells drilled on our acreage under these agreements. As of March 17, 2000, one exploratory well had been drilled to test the Tannehill Sand as an extension to the Silver Spur Field resulting in a dry hole. We participated with a 9.375% working interest.

SOUTHEASTERN STATES HOLDINGS

         In December 1998, the Company acquired approximately 1,775,000 gross (876,000 net) acres located in Mississippi, Alabama and Louisiana. Most of the Company's activity is generated along the southern half of each of these three states. Unlike our Texas Holdings, our mineral spread here is diversified over several geologic provinces and not highly concentrated and dense in one specific area. Conversely, we own a mineral position in every county in Mississippi and Alabama.

         MISSISSIPPI

         The Company owns perpetual mineral interests in approximately 1,137,000 gross acres in Mississippi. The largest concentration of activity for our Southeastern States Holdings is in the geologic province commonly known as the Mississippi Salt Basin. This province primarily stretches from northeastern Louisiana across the southern half of Mississippi and just into the southwestern portions of Alabama. In another province of more recent importance is the development of a Deep Knox Gas discovery in northeastern Mississippi located just southwest and adjacent to the Black Warrior Basin. This basin extends from northeastern Mississippi into northwestern Alabama.

         MISSISSIPPI SALT BASIN

         The Mississippi Salt Basin contains two major areas of exploration activity that currently provide us with the opportunity to gain significant reserve additions. The two areas are the Piercement Salt Domes and the Salt Ridges.

         PIERCEMENT SALT DOMES - The Piercement Salt Dome activity is currently focused in the south-central portion of Mississippi in Covington, Jefferson Davis and Jones Counties, Mississippi. These geologic features have several target pay zones ranging from primary objectives in several Hosston Sandstones at depths of over 15,000 feet to secondary objectives in the Sligo and Paluxy formations at approximately 14,000 feet and 12,000 feet, respectively. The current success in this area is primarily attributed to the utilization of modern 3-D seismic technology. As a royalty owner we do not bear the burden of any expenses in exploring and developing any fields discovered.

         The Kola Dome feature is the latest salt dome exploration project to utilize modern 3-D seismic technology. In Covington County, Mississippi, the #1 Miller-Langston well reached a total depth of over 16,000 feet and was completed in the Sligo formation during February of 2000, testing at daily rates in excess of 9.1 MMcf of natural gas and 450 barrels of condensate without any form of stimulation. We own a 5.89% net royalty interest in this well. In addition, we hold a 50% mineral interest in 3,000 acres within a two-mile radius of the newly completed well, some of which is contiguous to the new field discovery.

         In Jefferson Davis County, Mississippi, we are also incurring benefits from the use of modern 3-D seismic technology. In June 1997, the Oakvale Dome Field was discovered. The discovery well has produced at daily rates in excess of 10 MMcf of natural gas and 35 barrels of condensate. As of March 17, 2000, there are three wells producing from several Hosston formations in the field for a combined daily rate of 15.8 MMcf and 35 barrels of condensate. We own a 3.125% net royalty interest in two of the three wells and a 0.78% in the third and least productive of the three wells. As of March 17, 2000, the operator is in the process of drilling its fourth well in the field. We will own a 1.97% net royalty interest if the well is successfully completed as a producer. A fifth location near this field has been permitted with the State of Mississippi, but no definitive date has been announced as to when drilling will commence.

         Near the Moselle Dome in Jones County, Mississippi, we own a 4.17% net royalty interest in the #1 Frost 5-11 well in the Parker Creek Field which is identified geologically as a fault-bounded structural feature adjacent to a salt dome. This well was completed in the Hosston at a daily rate in excess of 700 barrels of oil in November 1999. As of March 17, 2000, the operator is drilling the #1 Allar Company well in a northern extension to the field. If successfully completed as a producer, we will own a 2.93% net royalty interest. Currently, the operator is drilling below the intermediate casing which was set through the Hosston formation. The Hosston section had good oil shows and is stratigraphically equivalent to the zone completed in the #1 Frost 5-11 well.

         SALT RIDGES - Salt Ridge exploration activity is resuming in Wayne County, Mississippi. The primary objectives are the Cotton Valley, Smackover and Norphlet formations ranging from 12,000 feet to 18,000 feet. The use of modern 3-D seismic technology has been critical to the success of this activity.

         This activity was initiated as a result of the discovery of the Crawford Creek Field in Wayne County, Mississippi in 1994. As of December 1999, this field has produced nearly 3 million barrels of oil and 1.5 Bcf of natural gas from 15 wells out of the Cotton Valley and Hosston Sands.

         Some of our acreage is in a favorable position to be leased. As of March 17, 2000, we are in the process of negotiating several leases with a number of operators.

         DEEP KNOX GAS

         Current activity is centered in western Oktibbeha County, Mississippi, adjacent to the Black Warrior Basin, where the 15,000-foot Knox test well, the #1 Sanders, was completed in June 1998 as an extension of the Maben Field which was originally discovered in 1970. The newly discovered well flowed for an average daily rate of 5.8 MMcf in January of 2000. It produced nearly 3.0 Bcf of natural gas since gas sales began in September 1998. We own a 0.35% net royalty interest in this well. The operator drilled and completed a second exploratory well in the play, the #1 Georgia Pacific, which flowed at a daily rate of approximately 400 Mcf in June 1999. We own a 2.79% net royalty interest in this well. A third well, where we do not own a royalty interest, was drilled and completed by the same operator in February 2000 and tested at a daily rate of
5.2 MMcf.

         This area is considered to be extremely promising since very few wells have been drilled to the Knox formation in this region near or in the Black Warrior Basin. The operator's continued success, aided by the use of modern 3-D seismic technology, will fuel future drilling interest around the Maben Field area. Additionally, other companies are in the process of funding a research team to investigate the play into other regions including and outside of Mississippi.

         ALABAMA

         The Company owns perpetual oil and gas mineral and royalty interests in approximately 622,000 gross acres in Alabama. We own a mineral position in every county in Alabama. Activity on our minerals in Alabama is not as significant as it is in Mississippi.

         LOUISIANA

         The Company owns oil and gas mineral and royalty interests in approximately 16,000 gross acres in Louisiana. Unlike the other states where we own perpetual minerals, the laws in Louisiana are such that the minerals prescribe to the surface owner after 10 years have passed without any production or drilling on said lands. Since we do not own the surface rights in any of the properties that were acquired in December 1998, the consequences are that we do not maintain many of our mineral rights if production ceases for a period of 10 years.

FOUR STATE PROPERTY HOLDINGS

         In September 1999, the Company acquired certain oil and gas royalty interests located in Arkansas, California, Kansas and Michigan. The holdings include approximately 140 producing wells in addition to approximately 56,000 gross (18,000 net) undeveloped acres. The Company's outside engineering firm estimated total net proved reserves at 2.6 Bcfe. Natural gas comprises approximately 57% of the total reserves.

TITLE TO OIL AND NATURAL GAS PROPERTIES

         We have acquired interests in producing and non-producing acreage in the form of working interests, fee mineral interests, royalty interests and overriding royalty interests. Substantially all of our property interests are leased to third parties. The leases grant the lessee the right to explore for and extract oil and natural gas from specified areas. Consideration for a lease usually consists of a lump sum payment (i.e., bonus) and a fixed annual charge (i.e., delay rental) prior to production (unless the lease is paid up) and, once production has been established, a royalty based generally upon the proceeds from the sale of oil and natural gas. Once wells are drilled, a lease generally continues so long as production of oil and natural gas continues. In some cases, leases may be acquired in exchange for a commitment to drill or finance the drilling of a specified number of wells to predetermined depths. We receive annual delay rentals from lessees of certain properties in order to prevent the leases from terminating. Title to leasehold properties is subject to royalty, overriding royalty, carried, net profits and other similar interests and contractual arrangements customary in the oil and natural gas industry, and to liens incident to operating agreements, liens relating to amounts owed to the operator, liens for current taxes not yet due and other encumbrances. A substantial portion of our exploration and production properties are pledged as collateral under our credit facility, including a major portion of the Southeastern States Holdings.

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

         o        liens incident to operating agreements and

         o liens for current taxes and other burdens and minor encumbrances, easements and restrictions.

We believe that none of these burdens either materially detract from the value of our properties or materially interfere with their use in the operation of our business. Substantially all of our properties are pledged as collateral under our credit facility.

OIL AND GAS RESERVES

         The following tables summarize certain information regarding our estimated proved oil and gas reserves as of December 31, 1999, 1998 and 1997. All such reserves are located in the United States. The estimates relating to our proved oil and gas reserves and future net revenues of oil and gas reserves at December 31, 1999 are based upon reports prepared by LaRoche Petroleum Consultants. The estimates at December 31, 1998 and December 31, 1997 included in this report are based upon reports prepared by other outside engineering firms. In accordance with the guidelines of the Securities and Exchange Commission, the estimates of future net cash flows from proved reserves and their SEC PV-10 are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. For the three years ended December 31, our estimates of proved reserves, future net cash flows and SEC PV-10 for the life of the properties were estimated using the weighted average prices shown below for the life of the properties, before deduction of production, severance and ad valorem taxes. Included in the table is the percent change in the weighted-average price from the prior year.

                                                           DECEMBER 31,
                                       ---------------------------------------------------
                                                % INCREASE             % INCREASE
                                        1999    (DECREASE)    1998     (DECREASE)    1997
                                       ------   ----------   ------    ----------   ------
         Gas ($ per Mcf) .........     $ 2.24         20     $ 1.86        (17)     $ 2.25
         Oil ($ per Bbl) .........     $23.42        140     $ 9.74        (39)     $15.87

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

         All reserves are evaluated at contract temperature and pressure which can affect the measurement of natural gas reserves. Operating costs, development costs and certain production-related and ad valorem taxes were deducted in arriving at the estimated future net cash flows. No provision was made for income operating methods and existing conditions at the prices and operating costs prevailing at the dates indicated above. The estimates of the SEC PV-10 from future net cash flows differ from the Standardized Measure set forth in
Note 14 of the Notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes. There can be no assurance that these estimates are accurate predictions of future net cash flows from oil and natural gas reserves or their present value.

         For additional information concerning our oil and natural gas reserves and estimates of future net revenues attributable thereto, see Note 14 of the Notes to the Consolidated Financial Statements.

COMPANY RESERVES

         The following tables set forth our proved reserves of oil and gas and the SEC PV-10 thereof on an actual basis for each year in the three-year period ended December 31, 1999.

                         PROVED OIL AND GAS RESERVES (1)

                                                                                      DECEMBER 31,
                                                       ------------------------------------------------------------------------
                                                                     % Increase                       % Increase
                                                          1999       (Decrease)          1998         (Decrease)        1997
                                                       ----------    ----------       ----------      ----------     ----------
GAS RESERVES (MCF):
     Proved Developed Producing Reserves .........      7,987,551             (6)      8,500,655            242       2,487,574
     Proved Developed Non-Producing Reserves .....         82,982            N/A               0              0               0
     Proved Undeveloped Reserves .................        140,309            (89)      1,289,785          1,576          76,966
                                                       ----------                     ----------                     ----------

     Total Proved Reserves of gas ................      8,210,842            (16)      9,790,440            282       2,564,540
                                                       ----------                     ----------                     ----------

OIL RESERVES (BBL):
     Proved Developed Producing Reserves .........      1,624,549             48       1,094,454            143         450,646
     Proved Developed Non-Producing Reserves .....        375,435            N/A               0           (100)         51,080
     Proved Undeveloped Reserves .................        196,682            932          19,051            (63)         51,452
                                                       ----------                     ----------                     ----------

     Total Proved Reserves of oil ................      2,196,666             97       1,113,505            101         553,178
                                                       ----------                     ----------                     ----------

TOTAL PROVED RESERVES (MCFE) .....................     21,390,838             30      16,471,470            180       5,883,608
                                                       ==========                     ==========                     ==========

----------

                          SEC PV-10 OF PROVED RESERVES

                                                                           DECEMBER 31,
                                                  -------------------------------------------------------------
                                                              % INCREASE                % INCREASE
                                                    1999      (DECREASE)      1998      (DECREASE)       1997
                                                  --------    ----------    --------    ----------     --------
SEC PV-10 (thousands) (1):
Proved Developed Producing Reserves .........     $ 23,863          103     $ 11,780          121      $  5,342
Proved Developed Non-Producing Reserves .....        4,646          N/A            0         (100)          514
Proved Undeveloped Reserves .................        2,072           43        1,454          380           303
                                                  --------                  --------                   --------

Total SEC PV-10 .............................     $ 30,581          131     $ 13,234          115      $  6,159
                                                  ========                  ========                   ========

----------
(1) SEC PV-10 differs from the Standardized Measure set forth in the Notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes.

         Except for the effect of changes in oil and gas prices, no major discovery or other favorable or adverse event is believed to have caused a significant change in these estimates of our proved reserves since December 31, 1999.

VOLUMES, PRICES AND COSTS

         The following table sets forth certain information regarding volumes of our production of oil and natural gas, our average sales price per Bbl of crude oil and average sales price per Mcf of natural gas, together with our average production cost per BOE for each of the three years ended December 31, 1999 from producing interests:

                                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------------------------
                                                                 %                             %
                                                              INCREASE                      INCREASE
                                                1999         (DECREASE)         1998       (DECREASE)         1997
                                             ----------      ----------     ----------     ----------      ----------
     Production
           Oil  (Bbl) ..................        128,924             43          90,097             29          69,903
           Gas (Mcf) ...................        918,986            133         394,849             (7)        425,854
           Oil equivalent (BOE) ........        282,088             81         155,905             11         140,879

     Average Sales Price
           Oil ($/Bbl) .................     $    17.14             27      $    13.48            (29)     $    19.04
           Gas ($/Mcf) .................           2.14             12            1.91            (18)           2.33
           Oil equivalent ($/BOE) ......          14.81             17           12.63            (23)          16.50

     Average production cost $/BOE .....     $     2.48            (34)     $     3.74            (24)     $     4.93


----------

DRILLING ACTIVITY

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

                                                    NET EXPLORATORY WELLS              NET DEVELOPMENT WELLS
                                              --------------------------------    -------------------------------
                                              PRODUCTIVE (1)        DRY (2)       PRODUCTIVE (1)          DRY (2)
                                              --------------     -------------    --------------       ----------
                       YEAR ENDED
                       DECEMBER 31,

                       1997.................  (3)    0.57              0.46       (4)    0.55             0.11
                       1998.................         0.00              0.57              0.22             0.90
                       1999.................         0.13              0.13              0.36             0.00

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

PRODUCING WELLS AND ACREAGE

         The following table sets forth the gross and net producing oil and gas wells in which we owned an interest and the developed and undeveloped gross and net leasehold acreage held by us as of December 31, 1999. A "gross" well or acre is a well or acre in which we have a working interest or royalty interest. The number of gross wells is the total number of wells in which a working interest or royalty interest is owned. A "net" well or acre is deemed to exist when the sum of fractional ownership working interests and/or royalty interests in a gross well or acre equals one. The number of net wells or acres is the sum of the fractional working interests and/or royalty interests owned in gross wells or acres expressed as whole numbers and fractions thereof.


                                                                                YEAR ENDED
                                                                           DECEMBER 31, 1999 (1)
                                                                         ------------------------
        Oil Wells                                                        OIL                  GAS
                                                                         ---                  ---
             Working Interest
                 Gross.....................................                    705                   54
                 Net.......................................                  19.09                 5.47
                 Average working interest (%)..............                   2.71                10.13
             Royalty Interest
                 Gross.....................................                  3,432                  243
                 Net ......................................                   9.80                 6.78
                 Average royalty interest (%) .............                   0.29                 2.79

        Acreage                                                       Developed         Undeveloped (2)
                                                                      ---------         ---------------
             Developed
                 Gross.....................................                164,484               36,714
                 Net.......................................                 30,767               18,540

----------

(1) Does not include wells that are considered to have a minor value on an individual basis.

(2) Undeveloped acreage is considered to be only those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not the acreage contains proved reserves.

PRESENT ACTIVITIES

         For the period January 1, 2000 through March 17, 2000, we participated in drilling five gross (0.47 net) exploratory wells: one of the wells was on our mineral holdings, two of the wells were successfully completed as a gas wells, one of the wells was dry and one of the wells is in progress.

OFFICE LEASE

         We occupy approximately 5,277 square feet of office space at 4809 Cole Avenue, Suite 108, Dallas, Texas 75205 under a lease from Chalk Stream Properties, L.P. Total rental expense for 1999 was $95,541.

ITEM 3. LEGAL PROCEEDINGS.

         During 1999 we were not a party to any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the last three months of the fiscal year ended December 31, 1999, we did not submit any matter to a vote by our stockholders through the solicitation of proxies or otherwise.

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

                  1999                          High             Low
------------------------------------      ---------------    -----------
First Quarter.......................           3 3/4             2 1/4
Second Quarter......................           3 3/8             2 3/8
Third Quarter.......................           3 9/16            2 15/16
Fourth Quarter......................           4 3/4             3 7/16

                  1998                          High             Low
------------------------------------      ---------------    -----------
First Quarter.......................            4 1/2            2 15/16
Second Quarter......................            4 1/2            3 1/8
Third Quarter.......................            3 3/8            2
Fourth Quarter......................            4 1/8            2

HOLDERS AND CLOSING PRICE

         As of March 17, 2000, there were 5,172,371 shares of Common Stock outstanding held of record by 463 holders (inclusive of those brokerage firms, clearing houses, banks and other nominee holders, holding Common Stock for clients, with all such nominees being considered as one holder).

         The closing price of the Common Stock on the Nasdaq National Market System on March 17, 2000 was $5.75.

DIVIDENDS

         Dividends on the Common Stock may be declared and paid out of funds legally available when and as determined by our board of directors. No cash dividends have been paid on our Common Stock to date. Our board of directors plans to continue our policy of holding and investing corporate funds on a conservative basis, and thus we do not anticipate paying cash dividends on our Common Stock in the foreseeable future. In addition, under the terms of the credit facility described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources," we are prohibited from paying dividends on the Common Stock (other than dividends payable in shares of Common Stock).

ITEM 6. SELECTED FINANCIAL DATA.

         The following table summarizes certain selected financial data with respect to our financial condition and results of operations for the periods indicated. The selected financial data should be read in conjunction with the financial statements and related notes set forth in "Item 8. Financial Statements and Supplementary Data" of this Part II.

                                                                                         YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------------------------
                                                       1999 (a)          1998            1997            1996            1995
                                                     ------------    ------------    ------------    ------------    ------------
INCOME STATEMENT DATA:

Revenues:
     Oil and gas sales ...........................   $  4,259,040    $  1,968,638    $  2,325,148    $  2,306,791    $  1,378,390
     Lease bonuses and rentals ...................        463,083         168,664         287,604         118,430         138,804
     Interest and other income ...................        109,035         171,338         149,841         162,297         213,464
     Gain on sale of properties...................        851,726              --          26,171              --              --
     Gain on sale of marketable securities........        (79,615)             --              --         526,567              --
                                                     ------------    ------------    ------------    ------------    ------------

         Total revenues ..........................      5,603,269       2,308,640       2,788,764       3,114,085       1,730,658
                                                     ------------    ------------    ------------    ------------    ------------
Costs and Expenses:
     Lease operating .............................        699,278         583,441         695,007         585,732         380,888
     Dry holes and abandonments ..................          9,933         133,113         166,710         130,647         358,210
     Depreciation, depletion and
          amortization ...........................      1,276,268         514,071         539,346         273,026         233,709
     Geological and geophysical ..................        394,496         517,870         546,634         227,744         297,047
     General and administrative ..................      1,583,729         999,548         802,723         907,086       1,078,171
     Loss on settlement of benefit plans .........             --              --         173,971              --              --
     Interest ....................................        794,627          36,120              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------
         Total costs and expenses ................      4,758,331       2,784,163       2,924,391       2,124,235       2,348,025
                                                     ------------    ------------    ------------    ------------    ------------
Income (loss) before federal income taxes ........        844,938        (475,523)       (135,627)        989,850        (617,367)
Provision (benefit) for federal income taxes .....        336,927        (233,277)        (84,261)        263,100        (206,936)
                                                     ------------    ------------    ------------    ------------    ------------
     Net income (loss) ...........................   $    508,011    $   (242,246)   $    (51,366)   $    726,750    $   (410,431)
                                                     ============    ============    ============    ============    ============

     Dividend on preferred shares ................        360,000          19,500              --              --              --
Income (loss) attributable to common shares ......   $    148,011    $   (261,746)   $    (51,366)   $    726,750    $   (410,431)
                                                     ============    ============    ============    ============    ============

     Basic and diluted income (loss) per share ...   $       0.03    $      (0.05)   $      (0.01)   $       0.14    $      (0.08)
     Weighted average shares outstanding
         Basic ...................................      5,185,588       5,125,063       5,022,216       5,216,941       5,334,190
         Diluted .................................      5,250,862       5,125,603       5,022,216       5,216,941       5,334,190

CASH FLOW DATA:
     Net cash provided (used) by
         operating activities ....................   $    763,314    $    276,624    $    830,643    $    609,364    $    (10,963)
     Capital expenditures for oil and gas
         property and equipment ..................   $ (9,208,348)   $(13,951,981)   $   (717,481)   $   (893,418)   $ (1,048,757)
BALANCE SHEET DATA: (1)
     Working capital .............................   $    438,611    $  1,987,764    $  3,007,121    $  3,383,668    $  3,538,206
     Oil and gas properties, net .................     24,423,537      16,209,631       3,210,074       3,306,020       3,201,283
     Total assets ................................     26,455,980      19,782,262       6,526,785       7,008,924       7,051,052
     Long-term debt ..............................     14,666,500       7,880,000              --              --              --
     Stockholders' equity ........................     10,650,198      10,594,508       6,217,195       6,624,180       6,810,485

------------

(a) 1999 results contain full year results from the Southeastern States Acquisition and partial year results from the Four States Acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

INTRODUCTION

        In Management's Discussion and Analysis, we explain our general financial condition and the results of operations including:

         o        what factors affect our business;

         o        what our earnings and costs were in 1999, 1998, and 1997;

         o why those earnings and costs were different from the year before;

         o        where our earnings came from;

         o        how all of this affects our overall financial condition;

         o what our expenditures for capital projects were in 1997 through 1999 and what we expect them to be in 2000 and

         o where cash will come from to pay for future capital expenditures.

        As you read Management's Discussion and Analysis, it may be helpful to refer to the Company's Consolidated Statements of Operations on page F-5, which present the results of our operations for 1999, 1998, and 1997. In Management's Discussion and Analysis, we analyze and explain the annual changes in the specific line items in the Consolidated Statements of Operations. Our analysis may be important to you in making decisions about your investments in Toreador.

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

         The Company evaluates the carrying value of its long-lived assets, consisting primarily of oil and gas properties, when events or changes in circumstances indicate that the carrying value of such assets may be impaired. The determination of impairment is based upon expectations of undiscounted future cash flows of the related asset pursuant to Statement of Financial Accounting Standard No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." There was impairment during 1999 in the amount of $14,401, primarily due to the decrease in oil and gas reserves for the affected producing properties. There was an impairment in 1998 of $19,649 resulting from the decrease in oil and gas prices and there was no impairment during 1997. The impairments are included in the "Depreciation, depletion and amortization" category of the Consolidated Statements of Operations.

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

        We will continue to actively pursue exploration and development opportunities on our own mineral acreage in order to take advantage of the current favorable level of crude oil prices. We will also expand our drilling focus to geologic regions, particularly those areas with proven and attractive gas reserves, that can provide potentially better rates of return on our capital resources. We also plan to evaluate 3-D seismic projects or drilling prospects, generated by third party operators. If judged geologically and financially attractive by our management, we will enter into joint ventures on those third party projects subject to available room within the capital exploration budget approved by our board of directors.

         Our 2000 capital exploration budget, excluding any acquisitions we may make, could range from $1,000,000 to $1,500,000, depending on the timing of any new seismic surveys and drilling of exploratory and development wells in which we may hold a working interest position.

        We also intend to actively evaluate opportunities to acquire producing properties that represent unique opportunities for us to add additional reserves to our reserve base while not increasing general and administrative costs. Any such acquisitions will be financed using cash on hand, third party sources, existing credit facilities or any combination thereof.

         At the present time, the primary source of capital for financing our operations is our cash flow from operations. During 1999, on a historical basis, cash flow provided by operating activities was $763,314. We anticipate that cash flow provided by operating activities for 2000 will be materially higher reflecting the higher crude oil prices and increased reserves from acquisitions.

         In November 1997, we obtained a $10,000,000 credit facility (as amended, the "Facility"). In December 1998, we borrowed $2,700,000 against the Facility which was used to finance the Howell Mineral Acquisition. We obtained an additional $5,900,000 term loan (the "Loan") which was used in this acquisition.

         A new credit agreement was entered into as of September 30, 1999 with Compass Bank that amended the Facility and terminated the Loan with proceeds from the Facility. The amendment increased the line of credit under the Facility up to $25,000,000 subject to the underlying collateral value. The Facility is a revolving line of credit collateralized by various oil and gas interests owned by us. The interest rate is equal to the prime rate less one-quarter as long as the amount borrowed is greater than 80% of the borrowing base as defined by the lender ($12,500,000 at December 31, 1999). The rate will drop an additional one-half percent if the amount borrowed drops below 80% of the borrowing base. In addition the Facility has a commitment fee of .375% per annum on unused amounts and a letter of credit fee of .875% per annum. The interest rate of the Facility at December 31, 1999 was 8.25%, and we are currently not subject to any fees. The maturity date of the Facility is October 1, 2002. As of December 31, 1999, the outstanding balance of the Facility was $12,416,500.

         The Facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets and the payment of dividends on common stock, change of control and management and require us to meet certain financial requirements. Specifically, we must maintain a current ratio of 1.00 to 1.00 and a debt service coverage ratio of not less than 1.25 to 1.00.

         We obtained a term promissory note of $2,000,000 (the "Note" as amended) in December of 1999. The interest rate is equal to the prime rate. The interest rate on the loan was 8.5% at December 31, 1999. On March 1, 2000 the maturity date was extended to April 1, 2001.

         Each of the above described debt issues is controlled by the borrowing base. The amount of debt outstanding at any time is not allowed to exceed the borrowing base as determined by the lender. The borrowing base is subject to evaluation every six months and can be adjusted either up or down. We are required to repay any principal which exceeds the revised borrowing base.

         On December 22, 1999, we purchased 50% of the oil and gas working interests of Lario Oil & Gas Company located in Finney County, Kansas, pursuant to a Purchase and Sale Agreement dated as of November 24, 1999, between Lario and Toreador. The purchase price for the interests was $5,500,000, consisting of $5,000,000 cash and an agreement to pay the amount of $500,000 on an installment basis. Half of this amount ($250,000) is to be repaid by Toreador on a monthly basis, plus interest at prime plus 1%, amortized over 13 months beginning January, 2000. The remaining $250,000 plus interest at prime plus 1% (which is currently 9.5% per annum) is to be repaid by Toreador on January 23, 2001.

         We may reinvest proceeds from option and lease bonuses by taking a working interest in 3-D seismic projects or in wells. To the extent cash flow from operations does not significantly increase and external sources of capital are limited or unavailable, our ability to make the capital investment to participate in 3-D seismic surveys and increase our interest in projects on our acreage will be limited. Future funds are expected to be provided through production from existing producing properties and new producing properties that may be discovered through exploration of our acreage by third parties or by us. Funds may also be provided through external financing in the form of debt or equity. There can be no assurance as to the extent and availability of these sources of funding.

         We maintain our excess cash funds in interest-bearing deposits and in marketable securities. In addition to the properties described above, we also may acquire other producing oil and gas assets, which could require the use of debt, including the Facility or other forms of financing.

         Our management believes that sufficient funds are available from internal sources and other third party sources to meet anticipated capital requirements for fiscal 2000.

         Through December 31, 1999 we have used $1,269,092 of our cash reserves to purchase 475,500 shares of our Common Stock pursuant to three share repurchase programs and discretionary repurchases of our stock subject to cash availability as approved by the board of directors. On July 23, 1998, our board of directors temporarily suspended the policy of share repurchases to instead use the Company's excess cash resources toward funding our participation in third party operated 3-D projects or drilling prospects and acquisition of producing oil and gas properties. On March 23, 1999, our board of directors reinstated the Common Stock repurchase program enabling the Company to purchase the remaining 117,300 shares available under the third stock repurchase plan from time to time and depending on market conditions. There are 76,500 shares available for repurchase under the program as of March 17, 2000.

         During 1999, we received a total of $18,750 as a result of the exercise of stock options to purchase our Common Stock by one former employee. Those options related to 7,500 shares of Common Stock with an exercise price of $2.50 per share. In addition, we recognized compensation expense of $13,940 related to stock options granted to former consultants that is reflected as a component of Capital in excess of par value in the Consolidated Balance Sheets as of December 31, 1999.

RESULTS OF OPERATIONS

        YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Total revenues for 1999 were $5,603,269 compared with $2,308,640 in 1998. Revenues from oil and gas sales increased to $4,259,040 in 1999 from $1,968,638 in 1998. This 116.3% increase reflects a 63.2% increase in volume on a BOE basis (principally reflecting the benefit of a full year of revenue from properties acquired in December of 1998) along with a 32.5% increase on a price per BOE basis. Average oil prices increased 27.2% to $17.14 in 1999 from $13.48 in 1998. Average gas prices increased 12% to $2.14 in 1999 from $1.91 in 1998. Our net oil production increased 28.1% to 128,924 Bbls in 1999 from 100,615 Bbls in 1998. Net natural gas production increased 112.1% to 918,986 Mcf of natural gas in 1999 from 433,272 Mcf of natural gas in 1998. Lease bonuses and rentals were $463,083 in 1999, up from $168,664 in 1997, an increase of 174.6% primarily as a result of leasing activity on our Southeastern States Holdings.

         Interest and other income were $109,035 in 1999 versus $171,338 in 1998. This 36.4% decrease was due to the employment of short-term funds in the acquisition of properties rather than retaining such funds in interest bearing accounts.

         Total costs and expenses were $4,758,331 in 1999 as compared with $2,784,163 in 1998 representing a 70.9% increase. The largest increase came from depreciation, depletion and amortization where expenses increased 148.3% to $1,276,268 in 1999 versus $514,071 in 1998. This major increase reflects the property acquisitions we made during December of 1998 and during 1999. Dry holes and abandonments decreased 92.5% to $9,933 in 1999 from $133,113 in 1998, due to the decreased drilling activity we participated in during 1999. Geological and geophysical expenses decreased 23.8% to $394,496 in 1999 versus $517,870 in 1998, reflecting the completion of our acquisition and processing phase of the two 3-D seismic projects that will generate future drilling sites. Our general and administrative expenses increased $584,181 or 58.4% to $1,583,729 in 1999 from $999,548 in 1998, primarily resulting from the addition of staff. During 1999, we incurred interest expense of $794,627 as compared with $36,120 in 1998 as a result of debt incurred for the property acquisitions made from December of 1998 through December of 1999.

         Total net income applicable to common shares for 1999 was $148,011 or $0.03 per share compared to a net loss of $261,746 or $0.05 per share in 1998.

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Total revenues for 1998 were $2,308,640 compared with $2,788,764 in 1997. Revenues from oil and gas sales decreased to $1,968,638 in 1998 from $2,325,148 in 1997. This 15.3% decrease reflects a 10.7% increase in volume on a BOE basis (principally reflecting the benefit of nearly a full year of revenue from wells completed in 1997 and early 1998) offset by a 23.5% decrease on a price per BOE basis. Our net oil production increased 43.9% to 100,615 Bbls in 1998 from 69,903 Bbls in 1997. Net natural gas production increased 1.74% to 433,272 Mcf of natural gas in 1998 from 425,854 Mcf of natural gas in 1997. Lease bonuses and rentals were $168,664 in 1998, down from $287,604 in 1997.

         Interest and other income were $171,338 in 1998 versus $149,841 in 1997.

         Total costs and expenses were $2,784,163 in 1998 as compared with $2,924,391 in 1997 representing a 4.8% decrease. The largest decrease came from lease operating expenses where expenses decreased 16.1% to $583,441 in 1998 versus $695,007 in 1997. This reflects the effort of operators to decrease costs on wells due to lower oil and gas prices in 1998. Dry holes and abandonments decreased 20.2% to $133,113 in 1998 from $166,710 in 1997, despite our increased level of participation in drilling exploratory and development wells on our mineral holdings in the first quarter of 1998 and early portions of the second quarter of 1998. Depreciation, depletion and amortization decreased 4.7% to $514,071 from $539,346 reflecting a downward revision to the proved developed reserves created by lower oil and gas prices. Geological and geophysical expenses decreased 5.3% to $517,870 in 1998 versus $546,634 in 1997. Our general and administrative expenses increased $196,825 or 24.5% to $999,548 in 1998 from $802,723 in 1997, primarily resulting from increased legal fees and other costs related to the change in management. During 1998, we incurred interest expense of $36,120 that was a result of debt incurred for the Howell Mineral Acquisition.

         Total net loss applicable to common shares for 1998 was $261,746 or $0.05 per share compared to a net loss of $51,366 or $0.01 per share.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on our consolidated financial statements as we do not currently have any derivative or hedging instruments. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Please see Toreador Royalty Corporation Current Report on form 8-K regarding a change in accountants filed on June 30, 1999 with an effective date of May 24, 1999.

         On May 24, 1999, we dismissed PricewaterhouseCoopers LLP ("PWC") as our independent accountant and on May 24, 1999, we retained Ernst & Young LLP ("E&Y") as our independent accountant.

         PWC's reports on our financial statements for the fiscal years ended December 31, 1998 and 1997 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         The decision to engage E&Y as set forth above and to dismiss PWC was approved by the audit committee and the board of directors of the Company. There were no disagreements with PWC.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information relating to our directors, nominees for directors and executive officers will be set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 18, 2000, which will be filed with the Securities and Exchange Commission on or prior to April 30, 2000, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Information relating to executive compensation will be set forth under the heading "Executive Compensation and Other Transactions" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 18, 2000, which will be filed with the Securities and Exchange Commission on or prior to April 30, 2000, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information relating to security ownership of certain beneficial owners and management will be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 18, 2000, which will be filed with the Securities and Exchange Commission on or prior to April 30, 2000, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to certain relationships and related transactions will be set forth under the heading "Executive Compensation and Other Transactions" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 18, 2000, which will be filed with the Securities and Exchange Commission on or prior to April 30, 2000, and which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

                  1. Index to Consolidated Financial Statements Report of Independent Accountants Consolidated Balance Sheet as of December 31, 1999 and 1998 Consolidated Statement of Operations for the three years ended December 31, 1999 Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 1999 Consolidated Statement of Cash Flows for the three years ended December 31, 1999 Notes to Consolidated Financial Statements

                  2. The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

                  3.       Exhibits:

                           3.1      -    Certificate of Incorporation, as amended, of Toreador Royalty
                                         Corporation (previously filed as Exhibit 3.1 to Toreador Royalty
                                         Corporation Annual Report on Form 10-K for the year ended December 31,
                                         1998, and incorporated herein by reference).

                           3.2      -    Amended and Restated Bylaws, as amended, of Toreador Royalty Corporation
                                         (previously filed as Exhibit 3.2 to Toreador Royalty Corporation Annual
                                         Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

                           3.3      -    Amendment to Bylaws of Toreador Royalty Corporation, dated April 21,
                                         1997 (previously filed as Exhibit 3.7 to Toreador Royalty Corporation
                                         Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

                           3.4      -    Amendment to Bylaws of Toreador Royalty Corporation, dated June 25, 1998
                                         (previously filed as Exhibit 3.1 to Toreador Royalty Corporation Current
                                         Report on Form 8-K filed with the Securities and Exchange Commission on
                                         July 1, 1998, and incorporated herein by reference).

                           3.5      -    Certificate of Designations of Series A Junior Participating Preferred
                                         Stock of Toreador Royalty Corporation, dated April 3, 1995 (previously filed as Exhibit 3 to Toreador Royalty Corporation Quarterly Report on
                                         Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference).

                           3.6      -    Certificate of Designation of Series A Convertible Preferred Stock of
                                         Toreador Royalty Corporation, dated December 14, 1998 (previously filed as Exhibit 10.3 to Toreador Royalty Corporation Current Report on Form
                                         8-K filed with the Securities and Exchange Commission on December 31,
                                         1998, and incorporated herein by reference).

                           4.1      -    Form of Letter Agreement regarding Series A Convertible Preferred Stock, dated as of March 15, 1999, between Toreador Royalty Corporation and the holders of Series A Convertible Preferred Stock (previously filed as
                                         Exhibit 4.1 to Toreador Royalty Corporation Annual Report on Form 10-K
                                         for the year ended December 31, 1998, and incorporated herein by reference).

                           4.2      -    Rights Agreement, dated as of April 3, 1995, between Toreador Royalty
                                         Corporation and Continental Stock Transfer & Trust Company (previously filed as Exhibit 1 to Toreador Royalty Corporation Current Report on
                                         Form 8-K filed with the Securities and Exchange Commission on April 3,
                                         1995, and incorporated herein by reference).

                           4.3      -    Amendment No. 1 to Rights Agreement, dated June 25, 1998, between
                                         Toreador Royalty Corporation and Continental Stock Transfer & Trust
                                         Company (previously filed as Exhibit 99.1 to Toreador Royalty
                                         Corporation Registration on Form 8-A/A filed with the Securities and
                                         Exchange Commission on July 1, 1998, and incorporated herein by reference).

                           4.4      -    Registration Rights Agreement, effective December 16, 1998, among
                                         Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 10.2 to Toreador Royalty Corporation Current Report on Form
                                         8-K filed with the Securities and Exchange Commission on December 31,
                                         1998, and incorporated herein by reference).

                           4.5      -    Settlement Agreement, dated June 25, 1998, among the Gralee Persons, the
                                         Dane Falb Persons and Toreador Royalty Corporation (previously filed as
                                         Exhibit 10.1 to Toreador Royalty Corporation Current Report on Form 8-K
                                         filed with the Securities and Exchange Commission on July 1, 1998, and
                                         incorporated herein by reference).

                           4.6      -    Stockholder Voting Agreement, dated June 25, 1998, among the Gralee
                                         Persons, the Dane Falb Persons and Current Management (previously filed as Exhibit 10.2 to Toreador Royalty Corporation Current Report on Form
                                         8-K filed with the Securities and Exchange Commission on July 1, 1998, and incorporated herein by reference).

                           10.1+    -    Form of Stock Option Agreement, between Toreador Royalty Corporation and
                                         Donald E. August, John V. Ballard, J. W. Bullion, John Mark McLaughlin,
                                         and Jack L. Woods (previously filed as Exhibit 4.6 to Toreador Royalty
                                         Corporation Form S-8 (No. 333-14145) filed with the Securities and
                                         Exchange Commission on October 15, 1996, and incorporated herein by reference).

                           10.2+    -    Stock Option Agreement, dated February 17, 1994, between Toreador
                                         Royalty Corporation and Thomas P. Kellogg, Jr. (previously filed as
                                         Exhibit 4.7 to Toreador Royalty Corporation Form S-8 (No. 333-14145)
                                         filed with the Securities and Exchange Commission on October 15, 1996,
                                         and incorporated herein by reference).

                           10.3+    -    Form of Stock Option Agreement, between Toreador Royalty Corporation and
                                         Edward C. Marhanka and Earl V. Tessem, as amended (previously filed as
                                         Exhibit 4.8 to Toreador Royalty Corporation Form S-8 (No. 333-14145)
                                         filed with the Securities and Exchange Commission on October 15, 1996,
                                         and incorporated herein by reference).

                           10.4+    -    Incentive Stock Option, dated as of May 15, 1997, between Toreador
                                         Royalty Corporation and Edward C. Marhanka (previously filed as Exhibit
                                         10.4 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for
                                         the quarter ended June 30, 1997, and incorporated herein by reference).

                           10.5+    -    Employment Agreement, dated as of May 1, 1997, between Toreador Royalty
                                         Corporation and Edward C. Marhanka (previously filed as Exhibit 10.5 to
                                         Toreador Royalty Corporation Quarterly Report on Form 10-Q for the
                                         quarter ended June 30, 1997, and incorporated herein by reference).

                           10.6     -    Joint Venture Agreement, dated March 1, 1989, among Toreador Royalty
                                         Corporation, Bandera Petroleum, et al, as amended(previously filed as
                                         Exhibit 10.6 to Toreador Royalty Corporation Annual Report on Form 10-K
                                         for the year ended December 31, 1998, and incorporated herein by reference).

                           10.7+    -    Toreador Royalty Corporation 1990 Stock Option Plan (previously filed as
                                         Exhibit 10.7 to Toreador Royalty Corporation Annual Report on Form 10-K
                                         for the year ended December 31, 1994, and incorporated herein by reference).

                           10.8+    -    Amendment to Toreador Royalty Corporation 1990 Stock Option Plan,
                                         effective as of May 15, 1997 (previously filed as Exhibit 10.14 to
                                         Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

                           10.9+    -    Toreador Royalty Corporation 1994 Non-Employee Director Stock Option
                                         Plan, as amended (previously filed as Exhibit 10.12 to Toreador Royalty
                                         Corporation Annual Report on Form 10-K for the year ended December 31,
                                         1995, and incorporated herein by reference).

                           10.10+   -    Toreador Royalty Corporation Amended and Restated 1990 Stock Option
                                         Plan, effective as of September 24, 1998 (previously filed as Exhibit A to Toreador Royalty Corporation Preliminary Proxy Statement filed with the Securities and Exchange Commission on March 12, 1999, and
                                         incorporated herein by reference).

                           10.11    -    Warrant for the Purchase of Shares of Common Stock issued to Petrie
                                         Parkman & Co., dated May 23, 1994 (previously filed as Exhibit 10.1 to
                                         Toreador Royalty Corporation Registration on Form S-3, and incorporated herein by reference (No. 33-80572) filed with the Securities and
                                         Exchange Commission on June 22, 1994, and incorporated herein by reference).

                           10.12+   -    Form of Indemnification Agreement, dated as of April 25, 1995, between
                                         Toreador Royalty Corporation and each of the members of our Board of
                                         Directors (previously filed as Exhibit 10 to Toreador Royalty
                                         Corporation Quarterly Report on Form 10-Q for the quarterly period ended
                                         June 30, 1995, and incorporated herein by reference).

                           10.13+   -    Toreador Royalty Corporation Amended and Restated 1990 Stock Option Plan
                                         Nonqualified Stock Option Agreement, dated September 24, 1998, between
                                         Toreador Royalty Corporation and G. Thomas Graves III (previously filed as Exhibit 10.13 to Toreador Royalty Corporation Annual Report on Form
                                         10-K for the year ended December 31, 1998, and incorporated herein by reference).

                           10.14+   -    Toreador Royalty Corporation Amended and Restated 1990 Stock Option Plan
                                         Nonqualified Stock Option Agreement, dated September 24, 1998, between
                                         Toreador Royalty Corporation and John Mark McLaughlin (previously filed as Exhibit 10.14 to Toreador Royalty Corporation Annual Report on Form
                                         10-K for the year ended December 31, 1998, and incorporated herein by reference).

                           10.15    -    Securities Purchase Agreement, effective December 16, 1998, among
                                         Toreador Royalty Corporation and the Purchasers party thereto
                                         (previously filed as Exhibit 10.1 to Toreador Royalty Corporation
                                         Current Report on Form 8-K filed with the Securities and Exchange
                                         Commission on December 31, 1998, and incorporated herein by reference).

                           10.16    -    Purchase and Sale Agreement, effective November 1, 1998, between Howell
                                         Petroleum Corporation and the J.T. Philp Company, as amended
                                         (previously filed as Exhibit 10.4 to Toreador Royalty Corporation
                                         Current Report on Form 8-K filed with the Securities and Exchange
                                         Commission on December 31, 1998, and incorporated herein by reference).

                           10.17    -    Loan Agreement, effective November 13, 1997, between Toreador Royalty
                                         Corporation and Toreador Exploration & Production Inc and Compass Bank
                                         (previously filed as Exhibit 10.17 to Toreador Royalty Corporation

                                         Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

                           10.18    -    First Amendment to Loan Agreement, dated September 22, 1998, between
                                         Toreador Royalty Corporation and Toreador Exploration & Production Inc
                                         and Compass Bank (previously filed as Exhibit 10.18 to Toreador Royalty
                                         Corporation Annual Report on Form 10-K for the year ended December 31,
                                         1998, and incorporated herein by reference).

                           10.19    -    Second Amendment to Loan Agreement, dated December 15, 1998, between
                                         Toreador Royalty Corporation and Toreador Exploration & Production Inc
                                         and Compass Bank  (previously filed as Exhibit 10.19 to Toreador Royalty
                                         Corporation Annual Report on Form 10-K for the year ended December 31,
                                         1998, and incorporated herein by reference).

                           10.20    -    Credit Agreement, effective December 15, 1998, between Compass Bank and
                                         Tormin, Inc. (previously filed as Exhibit 10.5 to Toreador Royalty
                                         Corporation Current Report on Form 8- K filed with the Securities and
                                         Exchange Commission on December 31, 1998, and incorporated herein by reference).

                           10.21    -    Amended and Restated Credit Agreement, dated April 16, 1999, between
                                         Toreador Royalty Corporation and Toreador Exploration & Production Inc
                                         and Compass Bank  (previously filed as Exhibit 10.1 to Toreador Royalty
                                         Corporation Quarterly Report on Form 10-Q for the quarter ended June 30,
                                         1999, and incorporated herein by reference).

                           10.22    -    Credit Agreement, effective September 30, 1999, between Compass Bank, as
                                         Lender, Toreador Royalty Corporation, Toreador Exploration & Production
                                         Inc, and Tormin, Inc., as Borrowers, and Toreador Acquisition
                                         Corporation, as Guarantor (previously filed as Exhibit 10.1 to Toreador
                                         Royalty Corporation Current Report on Form 8- K, filed on October 27,
                                         1999, and incorporated herein by reference).

                           10.23    -    Purchase and Sale Agreement, effective November 24, 1999, between Lario
                                         Oil & Gas Company and Toreador Exploration & Production Inc. (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Current Report on
                                         Form 8-K filed on January 6, 2000, and incorporated herein by reference).

                           10.24    -    First Amendment to Loan Agreement, dated December 17, 1999, between
                                         Compass Bank, as Lender, and Toreador Royalty Corporation, Toreador
                                         Exploration & Production Inc. and Tormin, Inc., as Borrowers, and
                                         Toreador Acquisition Corporation, as Guarantor (previously filed as
                                         Exhibit 10.2 to Toreador Royalty Corporation Current Report on Form 8-K
                                         filed on January 6, 2000, and incorporated herein by reference).

                           10.25    -    Term Promissory Note, effective December 17, 1999, between Compass Bank, as Lender, and Toreador Royalty Corporation, Toreador Exploration &
                                         Production Inc. and Tormin, Inc., as Borrowers, and Toreador Acquisition
                                         Corporation, as Guarantor (previously filed as Exhibit 10.3 to Toreador
                                         Royalty Corporation Current Report on Form 8-K filed on January 6, 2000, and incorporated herein by reference).

                           16.1     -    Letter on Change in Certifying Accountant from PricewaterhouseCoopers
                                         LLP, dated June 30, 1999 (previously filed as Exhibit 16 to Amendment No. 2 to Toreador Royalty Corporation Current Report on Form 8-K/A filed on
                                         June 30, 1999, and incorporated herein by reference).

                           21.1*    -    Subsidiaries of Toreador Royalty Corporation.

                           23.1*    -    Consent of Ernst & Young LLP.

                           23.2*    -    Consent of PricewaterhouseCoopers LLP.

                           23.3*    -    Consent of LaRoche Petroleum Consultants, Ltd.

                           23.4*    -    Consent of Harlan Consulting.

                           27.1*    -    Financial Data Schedule.


-------------------------
*    Filed herewith.
+    Management contract or compensatory plan

         (b)      Reports on Form 8-K:

                           None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TOREADOR ROYALTY CORPORATION
Date: March 21, 2000

                                        By: /s/ G. THOMAS GRAVES III
                                            ------------------------------------
                                            G. Thomas Graves III, President and
                                            Chief Executive Officer

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

              SIGNATURE                              CAPACITY IN WHICH SIGNED                           DATE
              ---------                              ------------------------                           ----

/s/ G. THOMAS GRAVES III                 President, Chief Executive Officer and Director       March 21, 2000
-----------------------------------
G. Thomas Graves

/s/ J.W. BULLION                         Secretary and Director                                March 21, 2000
-----------------------------------
J.W. Bullion

/s/ EDWARD NATHAN DANE                   Director                                              March 21, 2000
-----------------------------------
Edward Nathan Dane

/s/ PETER L. FALB                        Director                                              March 21, 2000
-----------------------------------
Peter L. Falb

/s/ THOMAS P. KELLOGG, JR                Director                                              March 21, 2000
-----------------------------------
Thomas P. Kellogg, Jr.

/s/ WILLIAM I. LEE                       Director                                              March 21, 2000
-----------------------------------
William I. Lee

/s/ JOHN MARK McLAUGHLIN                 Chairman and Director                                 March 21, 2000
-----------------------------------
John Mark McLaughlin

/s/ DOUGLAS W. WEIR                      Vice President - Finance and Treasurer                March 21, 2000
-----------------------------------      (Principal Financial and Accounting Officer)
Douglas W. Weir

                          TOREADOR ROYALTY CORPORATION

                                     ITEM 8

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


                                                                                                                      PAGE
Reports of Independent Accountants................................................................................     F-2

Financial Statements:

     Consolidated Balance Sheets as of December 31, 1999 and 1998.................................................     F-4

     Consolidated Statements of Operations for the three years ended December 31, 1999............................     F-5

     Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1999.......     F-6

     Consolidated Statements of Cash Flows for the three years ended December 31, 1999............................     F-7

     Notes to Consolidated Financial Statements...................................................................     F-8

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

                          TOREADOR ROYALTY CORPORATION

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders of Toreador Royalty Corporation

         We have audited the accompanying consolidated balance sheet of Toreador Royalty Corporation of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toreador Royalty Corporation at December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



                                                  Ernst & Young LLP
Dallas, Texas
March 3, 2000

                         TOREADOR ROYALTY CORPORATION
                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Toreador Royalty Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page F-1 present fairly, in all material respects, the financial position of Toreador Royalty Corporation and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
April 9, 1999

                          TOREADOR ROYALTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                                             December 31,
                                                                     ----------------------------
                                                                         1999            1998
                                                                     ------------    ------------

ASSETS
Current assets:
    Cash and cash equivalents                                        $    341,463    $    726,187
    Short-term investments                                                 13,682       1,218,291
    Accounts and notes receivable                                       1,112,502         517,442
    Marketable securities                                                  36,251         374,915
    Federal income tax receivable                                            --            63,064
    Assets held for sale                                                     --           334,489
    Other                                                                  73,995          61,130
                                                                     ------------    ------------

      Total current assets                                              1,577,893       3,295,518
                                                                     ------------    ------------

Properties and equipment, less accumulated
        depreciation, depletion and amortization                       24,423,537      16,209,631

Other assets                                                              328,391          78,873
Deferred tax benefit                                                      126,159         198,240
                                                                     ------------    ------------

      Total assets                                                   $ 26,455,980    $ 19,782,262
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                         $    717,965    $    587,754
    Federal income taxes payable                                          171,317            --
    Current portion of long-term debt                                     250,000         720,000
                                                                     ------------    ------------

      Total current liabilities                                         1,139,282       1,307,754

Long-term debt                                                         14,666,500       7,880,000
                                                                     ------------    ------------

      Total liabilities                                                15,805,782       9,187,754
                                                                     ------------    ------------

Commitments and Contingencies (Note 11)

Stockholders' equity:
    Preferred stock, $1.00 par value, 4,000,000
        shares authorized; 160,000 issued                                 160,000         160,000
    Common stock, $0.15625 par value, 20,000,000 and 10,000,000
        shares authorized; 5,651,571 and 5,644,071 shares issued          883,058         881,886
    Capital in excess of par value                                      8,234,380       8,202,862
    Retained earnings                                                   2,677,382       2,529,371
    Accumulated other comprehensive loss                                  (35,530)        (24,922)
                                                                     ------------    ------------
                                                                       11,919,290      11,749,197
    Treasury stock at cost:
        475,500 and 438,400 shares at December 31, 1999 and 1998       (1,269,092)     (1,154,689)
                                                                     ------------    ------------

      Total stockholders' equity                                       10,650,198      10,594,508
                                                                     ------------    ------------

      Total liabilities and stockholders' equity                     $ 26,455,980    $ 19,782,262
                                                                     ============    ============


The Company uses the successful efforts method of accounting for its oil and gas producing activities.


        See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                         1999            1998            1997
                                                     ------------    ------------    ------------

Revenues:
    Oil and gas sales                                $  4,259,040    $  1,968,638    $  2,325,148
    Lease bonuses and rentals                             463,083         168,664         287,604
    Interest and other income                             109,035         171,338         149,841
    Gain on sale of properties                            851,726            --            26,171
    Loss on sale of marketable securities                 (79,615)           --              --
                                                     ------------    ------------    ------------

      Total revenues                                    5,603,269       2,308,640       2,788,764
                                                     ------------    ------------    ------------

Costs and expenses:
    Lease operating                                       699,278         583,441         695,007
    Dry holes and abandonments                              9,933         133,113         166,710
    Depreciation, depletion and amortization            1,276,268         514,071         539,346
    Geological and geophysical                            394,496         517,870         546,634
    General and administrative                          1,583,729         999,548         802,723
    Loss on settlement of benefit plans                      --              --           173,971
    Interest                                              794,627          36,120            --
                                                     ------------    ------------    ------------

      Total costs and expenses                          4,758,331       2,784,163       2,924,391
                                                     ------------    ------------    ------------


Income (loss) before federal income taxes                 844,938        (475,523)       (135,627)

Provision (benefit) for federal income taxes              336,927        (233,277)        (84,261)
                                                     ------------    ------------    ------------

Net income (loss)                                         508,011    $   (242,246)   $    (51,366)
                                                     ------------    ------------    ------------

Dividends on preferred shares                             360,000          19,500            --
                                                     ------------    ------------    ------------

Income (loss) applicable to common shares            $    148,011    $   (261,746)   $    (51,366)
                                                     ============    ============    ============

Basic and diluted income (loss) per share            $       0.03    $      (0.05)   $      (0.01)
                                                     ============    ============    ============

Weighted average shares outstanding
   Basic                                                5,185,588       5,125,063       5,022,216
   Diluted                                              5,250,862       5,125,063       5,022,216



        See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                  ACCUMULATED
                                                                         CAPITAL IN                  OTHER
                                              PREFERRED      COMMON       EXCESS OF    RETAINED   COMPREHENSIVE   TREASURY
                                                STOCK        STOCK       PAR VALUE     EARNINGS      INCOME        STOCK
                                             ----------    ----------   -----------  -----------  ------------   ----------
Balance at December 31, 1996 .............   $        --    $  836,964  $ 3,577,385   $ 2,842,483   $   (88,543) $  (544,109)

Issuance of common stock .................            --         1,719       69,449            --

Purchase of treasury stock ...............            --            --           --            --                   (515,330)

Comprehensive income
  Net loss ...............................            --            --           --       (51,366)           --           --
  Other comprehensive income, net of tax
    Minimum pension liability............                                                                 88,543

Total comprehensive income ...............

                                             -----------   -----------  -----------   -----------   -----------  -----------
Balance at December 31, 1997 .............            --       838,683    3,646,834     2,791,117            --   (1,059,439)

Issuance of common stock .................            --        43,203      766,809            --

Issuance of preferred stock ..............       160,000            --    3,789,219            --                         --

Dividends declared on preferred stock ....            --            --           --       (19,500)                        --

Purchase of treasury stock ...............            --            --           --            --                    (95,250)

Comprehensive income
  Net loss ...............................            --            --           --      (242,246)          --             --
  Other comprehensive income, net of tax
    Unrealized loss on securities ........                                                              (24,922)

Total comprehensive loss .................

                                             -----------   -----------  -----------   -----------   -----------  -----------
Balance at December 31, 1998 .............       160,000       881,886    8,202,862     2,529,371       (24,922)  (1,154,689)

Issuance of common stock .................            --         1,172       31,518            --

Dividends declared on preferred stock ....            --            --           --      (360,000)                        --

Purchase of treasury stock ...............            --            --           --            --                   (114,403)

Comprehensive income
  Net income .............................            --            --           --       508,011           --             --
  Other comprehensive loss, net of tax
    Unrealized loss on securities ........                                                               (63,154)
  Less reclassification adjustment for
    losses included in net income ........                                                                52,546

Total comprehensive income ...............

                                             -----------   -----------  -----------   -----------   -----------  -----------
Balance at December 31, 1999 .............   $   160,000   $   883,058  $ 8,234,380   $ 2,677,382   $   (35,530) $(1,269,092)
                                             ===========   ===========  ===========   ===========   ===========  ===========


                                                  TOTAL
                                              STOCKHOLDERS'
                                                 EQUITY
                                             --------------
Balance at December 31, 1996 .............      $ 6,624,180

Issuance of common stock .................           71,168

Purchase of treasury stock ...............         (515,330)

Comprehensive income
  Net loss ...............................          (51,366)
  Other comprehensive income, net of tax
    Minimum pension liability ............           88,543
                                                -----------
Total comprehensive income                           37,177

                                                -----------
Balance at December 31, 1997 .............        6,217,195

Issuance of common stock .................          810,012

Issuance of preferred stock ..............        3,949,219

Dividends declared on preferred stock ....          (19,500)

Purchase of treasury stock ...............          (95,250)

Comprehensive income
  Net loss ...............................         (242,246)
  Other comprehensive income, net of tax
    Unrealized loss on securities ........          (24,922
                                                -----------
Total comprehensive loss .................         (267,168)

                                                -----------
Balance at December 31, 1998 .............       10,594,508

Issuance of common stock .................           32,690

Dividends declared on preferred stock ....         (360,000)

Purchase of treasury stock ...............         (114,403)

Comprehensive income
  Net income .............................          508,011
  Other comprehensive loss, net of tax
    Unrealized loss on securities ........          (63,154)
    Less reclassification adjustment for
    losses included in net income ........           52,546
                                                -----------
Total comprehensive income ...............          497,403

                                                -----------
Balance at December 31, 1999 .............      $10,650,198
                                                ===========

                  TOREADOR ROYALTY CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------------------
                                                                                  1999              1998              1997
                                                                             ------------      ------------      ------------
Cash flows from operating activities:
    Net income (loss)                                                        $    508,011      $   (242,246)     $    (51,366)
    Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities:

      Depreciation, depletion and amortization                                  1,276,268           514,071           539,346
      Dry holes and abandonments                                                    9,933           133,113           166,710
      Loss on sale of marketable securities                                        79,615                --                --
      Gain on sale of properties                                                 (851,726)               --           (26,171)
      Decrease (increase) in accounts and notes receivable                       (595,060)         (182,591)          173,942
      Decrease (increase) in federal income tax receivable                         63,064              (757)           (7,408)
      Decrease in pension obligation                                                   --                --            88,543
      Decrease (increase) in other current assets                                 (12,865)          (34,174)           38,145
      Increase in accounts payable and accrued liabilities                        149,711           258,664            53,290
      Increase (decrease) in federal income taxes payable                         171,317                --           (62,938)
      Increase in other assets                                                   (112,500)               --                --
      Deferred tax expense (benefit)                                               77,546          (169,456)          (81,453)
                                                                             ------------      ------------      ------------
        Net cash provided by operating activities                                 763,314           276,624           830,640
                                                                             ------------      ------------      ------------

Cash flows from investing activities:
     Expenditures for oil and gas property and equipment                         (486,275)         (797,438)         (717,478)
     Acquisition of oil and gas properties                                     (8,722,073)      (13,154,543)               --
     Proceeds from lease bonuses and rentals                                       27,407                --            77,583
     Sale (purchase) of short-term investments                                  1,204,609        (1,218,291)               --
     Purchase of marketable securities                                            (35,241)         (412,676)               --
     Proceeds from sale of marketable securities                                  278,217                --                --
     Proceeds from sale of properties and other assets                          1,024,676                --            56,065
     Purchase of partnership interest                                            (114,241)               --                --
     Purchase of furniture and fixtures                                          (157,627)          (29,249)             (107)
                                                                             ------------      ------------      ------------
       Net cash used by investing activities                                   (6,980,548)      (15,612,197)         (583,937)
                                                                             ------------      ------------      ------------

Cash flows from financing activities:
    Payment for debt issue costs                                                  (22,777)          (78,873)               --
    Proceeds from issuance of common stock                                         32,690           810,012            71,168
    Proceeds from issuance of preferred stock, net                                     --         3,949,219
    Decrease in current portion of long-term debt                                (470,000)               --                --
    Proceeds from long-term debt                                                6,786,500         8,600,000                --
    Payment of preferred dividends                                               (379,500)               --                --
    Purchase of treasury stock                                                   (114,403)          (95,250)         (515,330)
                                                                             ------------      ------------      ------------
      Net cash provided (used) by financing activities                          5,832,510        13,185,108          (444,162)
                                                                             ------------      ------------      ------------

Net decrease in cash and cash equivalents                                        (384,724)       (2,150,465)         (197,459)

Cash and cash equivalents, beginning of year                                      726,187         2,876,652         3,074,111
                                                                             ------------      ------------      ------------

Cash and cash equivalents, end of period                                     $    341,463      $    726,187      $  2,876,652
                                                                             ============      ============      ============

Supplemental schedule of cash flow information:
     Cash paid (received) during the period for:
            Income taxes                                                     $         --      $    (63,064)     $      4,475
            Interest expense                                                 $    620,106      $         --      $         --


        See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Toreador Royalty Corporation ("Toreador" or the "Company") is an independent oil and gas company engaged in domestic oil and gas exploration, development, production and acquisition activities. The Company owns in excess of 1,300,000 net mineral acres located primarily in Mississippi, Texas and Alabama. In addition, the Company owns working or royalty interests in Mississippi, Texas, Kansas, Alabama, California, Michigan, New Mexico, Oklahoma, Louisiana and Arkansas. The Company's business activities are conducted primarily with industry partners located within the United States.

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

         CONSOLIDATION

         The consolidated financial statements include the accounts of Toreador and its wholly-owned subsidiaries, Toreador Exploration & Production Inc. ("Toreador E&P") and Tormin, Inc. ("Tormin"). All intercompany accounts and transactions have been eliminated.

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

         MARKETABLE SECURITIES


         When securities are purchased they are designated as trading securities or available for sale. Trading investments are classified as current assets and changes in fair value are reported in the statement of operations. Investments in available for sale securities are classified based upon management's intent to sell the security and changes in fair value are reported net of tax as a separate component of accumulated other comprehensive income (loss).

         FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, marketable securities, accounts payable and accrued liabilities and long-term debt approximate fair value, unless otherwise stated, as of December 31, 1999 and 1998.

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting for oil and gas exploration and development expenditures. Under this method, costs of successful exploratory wells and all development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves are expensed. Significant costs associated with the acquisition of oil and gas properties are capitalized. Upon sale or abandonment of units of property or the disposition of miscellaneous equipment, the cost is removed from the asset account, the related reserves relieved of the accumulated depreciation or depletion and the gain or loss is credited to or charged against operations.

         Maintenance and repairs are charged to expense; betterments of property are capitalized and depreciated as described below.

         LEASE BONUSES

         The Company defers bonuses received from leasing minerals in which unrecovered costs remain by recording the bonuses as a reduction of the unrecovered costs. Bonuses received from leasing mineral interests previously expensed are taken into income. For federal income tax purposes, lease bonuses are regarded as advance royalties (ordinary income). Bonuses totaling $27,407, zero and $77,583 were recorded as cost reductions for the years ending December 31, 1999, 1998 and 1997, respectively.

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

         IMPAIRMENT OF ASSETS

         Producing property costs are evaluated for impairment and reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Impairment of non-producing leasehold costs and undeveloped mineral and royalty interests are assessed periodically on a property by property basis, and any impairment in value is currently charged to expense. There was an impairment loss during 1999 in the amount of $14,401 primarily due to the decrease in oil and gas reserves for the affected producing properties. There was an impairment in 1998 of $19,649 resulting from the decrease in oil and gas prices and there was no impairment during 1997. The impairments are included in the "Depreciation, depletion and amortization" category of the consolidated statement of operations.

         REVENUE RECOGNITION

         Oil and natural gas revenues are accounted for using the sales method. Under this method, sales are recorded on all production sold by the Company regardless of the Company's ownership interest in the respective property. Imbalances result when sales differ from the seller's net revenue interest in the particular property's reserves and are tracked to reflect the Company's balancing position. At December 31, 1999 and 1998, the imbalance and related value were immaterial.

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

         NET INCOME (LOSS) PER COMMON SHARE

         Basic earnings (loss) per common share amounts were computed by dividing net income (loss) after deduction of dividends on preferred shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share assumes the conversion of all securities that are exercisable or convertible into common shares that would dilute the basic earnings per common share during the period. The increase in potential shares used to determine dilutive income per share for the year ended December 31, 1999 is attributable to dilutive stock options. Stock options were not considered in the diluted loss per share calculations for 1998 and 1997 as the effect would be antidilutive.

2.       MARKETABLE SECURITIES

         Marketable securities at December 31,1999 and 1998 consist of several issues of preferred stock with a fair market value of $36,251 and $374,915, respectively. The Company has designated these investments as "securities available for sale" pursuant to Statement of Financial Accounting Standards No. 115. The net unrealized loss related to these securities before taxes is $16,073 ($10,608 net of tax) and $37,761 ($24,922 net of tax) for the same respective periods and is reflected as a component of other comprehensive income (loss). During 1999, a portion of the available-for-sale securities was sold for $278,217 resulting in a net loss before taxes of $79,615 ($52,546 net of tax) based upon historical cost.

3.       ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                    DECEMBER 31,
                                              -----------------------
                                                 1999         1998
                                              ----------   ----------
                  Oil and gas .............   $1,073,035   $  417,442
                  Note receivable .........       30,000           --
                  Other receivables .......        9,467      100,000
                                              ----------   ----------
                                              $1,112,502   $  517,442
                                              ==========   ==========

         Oil and gas receivables are due from companies engaged principally in oil and gas activities, with payment terms on a short-term basis and in accordance with industry standards. The note receivable is the current amount due from the purchaser of non-strategic assets during 1999.

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       PROPERTIES AND EQUIPMENT

         Properties and equipment consist of the following:

                                                                                         DECEMBER 31,
                                                                                 ----------------------------
                                                                                     1999            1998
                                                                                 ------------    ------------
                  Undeveloped mineral and royalty interests ..................   $  7,404,891    $  7,270,632
                  Non-producing leaseholds ...................................        408,899         122,267
                  Producing leaseholds .......................................      9,129,775       3,607,307
                  Producing royalty interests ................................     10,581,301       7,306,423
                  Lease and well equipment ...................................        523,374         417,382
                  Furniture and fixtures and other assets ....................        265,895         108,268
                                                                                 ------------    ------------
                                                                                   28,314,135      18,832,279

                  Accumulated depreciation, depletion and amortization .......     (3,890,598)     (2,622,648)
                                                                                 ------------    ------------
                                                                                 $ 24,423,537    $ 16,209,631
                                                                                 ============    ============

         During 1999 the Company sold various properties and equipment for $1,024,676 (net of closing costs) resulting in a gain of $851,726 before tax. Of this total, undeveloped royalty interest acreage in West Texas was sold for $997,500 (net of closing costs) and various producing leaseholds were sold for $27,176 resulting in gains before tax of $851,600 and $126, respectively.

5.       ACQUISITION OF OIL AND GAS PROPERTIES

         On September 30, 1999, Toreador purchased certain oil and gas royalty interests located in Arkansas, California, Kansas and Michigan (the "Properties") from Conoco, Inc. ("Conoco"), pursuant to a written offer by Toreador and a letter of acceptance from Conoco. The purchase price for the Properties was $3,215,000 before adjustments. The adjusted purchase price was $3,274,878. The effective date of the purchase was August 1, 1999.

         The purchase price for the Properties was funded with the Company's available cash ($600,000) and a loan from Compass Bank, Dallas ($2,615,000). The acquisition was accounted for under the purchase method of accounting.

         On December 22, 1999, Toreador E&P purchased from Lario Oil & Gas Company ("Lario") 50% of their oil and gas working interests in designated oil and gas leases and properties located in Finney County, Kansas (the "Assets"), pursuant to a Purchase and Sale Agreement dated as of November 24, 1999, between Lario and Toreador E&P (the "Lario Agreement"). The purchase price for the Assets before adjustments was $5,500,000, consisting of $5,000,000 cash and an agreement to pay the amount of $500,000 on an installment basis. Half of this amount ($250,000) is to be repaid by Toreador on a monthly basis, plus interest at prime plus 1%, amortized over 13 months. The remaining $250,000 plus interest at prime plus 1% (which is currently 9.5% per annum) is to be repaid by Toreador on January 23, 2001. The adjusted purchase price was $5,447,195.

         The purchase price for the Assets was funded with Toreador's available cash ($1,000,000), a loan from Compass Bank, Dallas ($4,000,000) and the $500,000 to be paid by Toreador to Lario on an installment basis.

         In connection with the borrowings to finance the acquisition of the Assets, Toreador, Toreador E&P and Tormin entered into an amendment to its existing Credit Agreement with Compass Bank, which Credit Agreement was effective September 30, 1999. The amendment to the Credit Agreement increased the borrowing base to $12,500,000 from the previous borrowing base of $10,500,000, and provided $2,000,000 of the acquisition price of the Assets.

         Toreador, Toreador E&P and Tormin also executed a Term Promissory Note (the "Note") with Compass Bank, which provided an additional $2,000,000 of the cash portion of the purchase price for the Assets. The Note bears interest equal to the variable prime rate published in The Wall Street Journal's "Money Rates" table (the "Prime Rate"), which is currently 8.5% per annum. The amendment to the Credit Agreement and the Note are secured by a pledge of Toreador's assets, including all of the properties within the Assets. The Note maturity has been extended to April 1, 2001 from the original date of March 1, 2000.

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following summarized unaudited pro forma financial information assumes the acquisition of the Properties and the Assets occurred on January 1 of each year:

                                                                   YEAR ENDED DECEMBER 31,
                                                                 ---------------------------
                                                                     1999           1998
                                                                 ------------   ------------
                  Revenues ...................................   $  7,401,661   $  3,742,544
                  Net income (loss) ..........................   $    491,208   $   (491,602)
                  Net income (loss) applicable to common
                    shares ...................................   $    131,208   $   (511,102)

                  Net income (loss) per share - basic ........   $        .03   $       (.10)

                  Net income (loss) per share - diluted ......   $        .02   $       (.10)


         The pro forma results do not necessarily represent results that would have occurred if the transactions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

6.       LONG-TERM DEBT

         In November 1997, the Company obtained a $10,000,000 credit facility from Compass Bank (the "Facility" as amended). In December 1998, the Company borrowed $2,700,000 against the Facility which was used to finance the Southeastern States Mineral Acquisition (the "Southeastern States Acquisition"). The Company obtained an additional $5,900,000 term loan (the "Loan") which was used in this acquisition. As of December 31, 1998, the outstanding balance of the facility and the loan were $2,700,000 and $5,900,000, respectively.

         A new credit agreement was entered into as of September 30, 1999 with Compass Bank that amended the Facility and terminated the loan with proceeds from the Facility. The Facility was increased to a limit of $25,000,000 subject to the underlying collateral value. The amount outstanding at December 31, 1999 was $12,416,500. The Facility is a revolving line of credit collateralized by various oil and gas interests owned by the Company. The interest rate is equal to the prime rate less one-quarter as long as the amount borrowed is greater than 80% of the borrowing base as defined by the lender ($12,500,000 at December 31, 1999). The rate will drop an additional one-half percent if the amount borrowed drops below 80% of the borrowing base. In addition the Facility has a commitment fee of .375% per annum on unused amounts and a letter of credit fee of .875% per annum. The interest rate on the Facility at December 31, 1999 was 8.25%, and the Company is currently not subject to any fees. The maturity date is October 1, 2002.

         The Facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets and the payment of dividends on common stock, change of control and management and require us to meet certain financial requirements. Specifically, the Company must maintain a current ratio of 1.00 to 1.00 and a debt service coverage ratio of not less than 1.25 to 1.00. The Company was in compliance with all covenants as of December 31, 1999.

         The Company obtained a term promissory note (the "Note" as amended) in December, 1999. The interest rate is equal to the prime rate. The interest rate on the loan was 8.5% at December 31,1999. The maturity date is April 1, 2001. The outstanding balance of the Note was $2,000,000 as of December 31, 1999.

         Each of the above described debt issues is controlled by the borrowing base. The amount of debt outstanding at any time is not allowed to exceed the borrowing base as determined by the lender. The borrowing base is subject to evaluation every six months and can be adjusted either up or down. The Company is required to repay any principal which exceeds the revised borrowing base.

         As per the terms of the Lario Agreement, the Company agreed to pay a portion of the purchase price ($500,000) on an installment basis. Half of this amount ($250,000) is to be repaid by the Company on a monthly basis, plus interest at prime plus 1%, amortized over 13 months beginning January, 2000. The remaining $250,000 plus interest at prime plus 1% (which is currently 9.5% per annum) is to be repaid by the Company on January 23, 2001.

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Aggregate principal reductions are as follows for each year ended December 31:

                           2000...................      $     250,000
                           2001...................          2,250,000
                           2002...................         12,416,500


7.       CAPITAL

         In connection with the private placement in 1994, the Company's placement agent received a five-year warrant to purchase 106,867 shares of common stock at a price of $4.375 per share and the right to participate in registered offerings of common stock by the Company. The Company paid $25,000 to the placement agent in December 1998 in order to terminate the warrant and the related rights.

         The Company adopted a stockholder rights plan on April 3, 1995. Under the rights plan, the Company declared a dividend of one right ("Right") on each share of Company common stock. Each Right will entitle the holder to purchase one one-hundredth of a share of a new Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $12.00. The dividend distribution was made on April 13, 1995 to stockholders of record at the close of business on that date. The rights will expire on April 13, 2005.

         In October 1995, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of the Company's common stock. This repurchase was completed in April 1996. In April 1996, the Company's Board of Directors authorized the repurchase of an additional 150,000 shares of the Company's common stock. This repurchase was completed in April 1997.

         In April 1997, the Company's board of directors authorized the repurchase of an additional 300,000 shares of the Company's common stock. On July 23, 1998, the Company's board of directors suspended the policy of share repurchases for the time being to instead use the Company's excess cash resources toward funding the Company's participation in third party operated 3-D projects or drilling prospects and acquisition of producing oil and gas properties. On March 23, 1999, the Company's board of directors reinstated the common stock repurchase program enabling the Company to purchase the remaining 117,300 shares available under the April 1997 stock repurchase plan from time to time and depending on market conditions. As of December 31, 1999, the Company had repurchased 219,800 shares of its common stock under the third repurchase program. Management anticipates that any future repurchases of the Company's common stock will be funded from the Company's cash flow from operations and working capital.

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In December 1998, the Company sold 160,000 shares of Series A Preferred Stock for net proceeds of $3,949,219. The sale was made through a private placement. At the option of the holder, the preferred stock may be converted into common shares at a price of $4 per common share. The Company, at its option, may redeem the preferred stock at its stated value of $25 per share on or after December 1, 2004. The preferred stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. The proceeds from the sale were used in part to finance the Southeastern States mineral acquisition.

8.       INCOME TAXES

         The Company's provision (benefit) for income taxes was comprised of the following:

                                                                       YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------
                                                                1999             1998              1997
                                                            -----------      -----------       -----------
                 Federal:
                      Current..........................     $   259,381      $  (63,821)       $   (2,808)
                      Deferred.........................          77,546        (169,456)          (81,453)
                                                            -----------      -----------       -----------

                 Provision (benefit) for income taxes..     $   336,927      $ (233,277)       $  (84,261)
                                                            ===========      ===========       ===========

         The primary reasons for the difference between tax expense at the statutory federal income tax rate and the Company's provision for income taxes were:

                                                                           YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                      1999          1998          1997
                                                                   ----------    ----------    ----------
                  Statutory tax at 34% .........................   $  287,279    $ (161,678)   $  (46,113)
                  Surtax or rate difference ....................           --            --          (958)
                  Statutory depletion in excess of tax basis ...       (4,838)      (69,979)      (38,013)
                  State income tax .............................       25,000
                  Other ........................................       29,486        (1,620)          823
                                                                   ----------    ----------    ----------

                  Provision (benefit) for income taxes .........   $  336,927    $ (233,277)   $  (84,261)
                                                                   ==========    ==========    ==========

         At December 31, 1998, the net operating loss for tax purposes totaled $641,176, of which approximately $185,000 will be carried back to offset prior year(s) taxable income. The remaining net operating loss was carried forward and utilized against 1999 current taxable income.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1999 and 1998 were as follows:

                                                                                   1999         1998
                                                                               ----------    ----------
                  Deferred tax liabilities:
                       Intangible drilling and development costs ...........   $ (194,184)   $ (210,104)

                       Lease and well equipment ............................      (21,565)      (13,949)

                       Leasehold costs .....................................      (54,298)       (2,260)
                                                                               ----------    ----------
                           Gross deferred tax liabilities ..................     (270,047)     (226,313)
                                                                               ----------    ----------

                  Deferred tax assets:
                       Depletion carryforwards .............................        2,585       115,172
                       Net operating tax loss carryforward .................           --       154,936
                       Geological and geophysical costs ....................      162,900        78,179
                       Tax credit carryforwards ............................      212,417        63,427
                       Unrealized loss on marketable securities ............       18,304        12,839
                                                                               ----------    ----------
                                Gross deferred tax assets ..................      396,206       424,553
                                                                               ----------    ----------

                  Net deferred tax assets ..................................   $  126,159    $  198,240
                                                                               ==========    ==========

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Of the change in deferred taxes, $5,465 was credited to net unrealized loss on marketable securities in stockholders' equity for 1999. The tax credit carryforwards and depletion carryforwards are available indefinitely.

9.       BENEFIT PLANS

         The Company had a noncontributory defined benefit pension plan which was cancelled effective January 1, 1999. The benefits were based on years of service and the employee's compensation. Upon final dissolution of the plan a full distribution will be made to each eligible employee. This plan was replaced with a 401-K plan.

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

         During 1997, the Company settled all of its benefit plan obligations with certain employees resulting in a charge to operations of $173,971 which has been recorded as a loss on settlement of benefit plans in the consolidated statement of operations. The loss consists of a 100% settlement of the pension benefit for $87,654 and a payment of $88,617 for settlement of the SERP. The loss is primarily attributable to the settlement of benefit plans upon the resignation of the then Chairman and Chief Executive Officer of the Company.

         The status of the pension plan follows:

         Change in benefit obligation:

                                                                         1999        1998
                                                                       --------    --------
                  Benefit obligation at beginning of year ..........   $ 25,564    $  4,365
                  Service cost .....................................     14,613      13,825
                  Interest on pension benefit obligation ...........      1,789         306
                  Actuarial loss (gain) ............................        717       7,068
                  Benefits paid ....................................         --          --
                                                                       --------    --------

                  Benefit obligation at end of year ................     42,683      25,564
                                                                       ========    ========

                  Change in plan assets:

                  Fair value of plan assets at beginning of year ...     34,247       5,020
                  Actual return on plan assets .....................      2,654       1,477
                  Employer contributions ...........................         --      27,750
                  Benefits paid ....................................         --          --
                                                                       --------    --------

                  Fair value of plan assets at end of year .........     36,901      34,247
                                                                       --------    --------

                  Funded status (excess / (shortage)) ..............     (5,782)      8,683

                  Unrecognized net actuarial loss ..................         --       6,914
                                                                       --------    --------

                  Prepaid pension cost .............................   $ (5,782)   $ 15,597
                                                                       ========    ========

         Weighted average assumptions at measurement date:

                                                                          1999      1998
                                                                         ------    ------
                            Discount rate                                    7%        7%
                            Expected long-term rate of return on assets      7%        7%
                            Rate of increase in compensation levels          0%      3.0%

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the net periodic costs for the plan as of December 31, 1999, 1998 and 1997:

                                                                       1999             1998            1997
                                                                    ----------       ----------      ----------

                        Service cost...........................    $    14,613      $    13,825     $    55,212
                        Interest cost..........................          1,789              306          15,401
                        Expected return on assets..............         (2,397)          (1,323)        (12,824)
                        Amortization of transition (asset).....             --               --          (2,875)
                        Recognized net actuarial loss (gain)...            205               --           8,129
                                                                   -----------      -----------     -----------

                                                                   $    14,210      $    12,808     $    63,043
                                                                   ===========      ===========     ===========

10.      STOCK COMPENSATION PLANS

         The Company has granted stock options to key employees, directors and certain consultants of the Company which are described below.

         In May 1990, the Company adopted the 1990 Stock Option Plan ("the Plan"). The aggregate number of shares of common stock issuable under the Plan as amended is 500,000. The Plan provides for the granting of stock options at exercise prices equal to the market price of the stock at the date of the grant.

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

         In September 1998, our board of directors authorized Toreador to enter into stock option agreements with G. Thomas Graves III and John Mark McLaughlin under the Amended and Restated Stock Option Plan, for options to purchase 250,000 and 45,000 shares of common stock, respectively.

         From time to time the Company has issued stock options which did not fall under any existing plan.

         Pursuant to SFAS No. 123, the Company recorded an expense of $13,939, $19,747 and $44,011 during 1999, 1998 and 1997, respectively, for stock options granted to certain consultants to the Company.

         A summary of stock option transactions are as follows:

                                                    1999                   1998                   1997
                                           ---------------------  ---------------------  ---------------------
                                                       WEIGHTED-              WEIGHTED-              WEIGHTED-
                                                        AVERAGE                AVERAGE                AVERAGE
                                                       EXERCISE               EXERCISE               EXERCISE
                                            SHARES       PRICE     SHARES       PRICE     SHARES       PRICE
                                           --------    --------   --------    --------   --------    --------
Outstanding at beginning of year            462,500    $   4.05    469,000    $   2.97    452,500    $   3.16
Granted                                     180,000        5.00    340,000        4.38    117,500        2.50
Exercised                                    (7,500)       2.50   (276,500)       2.86    (11,000)       2.47

Forfeited                                        --          --    (70,000)       3.11    (90,000)       3.36
                                           --------    --------   --------    --------   --------    --------

Outstanding at end of year                  635,000    $   4.34    462,500    $   4.05    469,000    $   2.97
                                           ========    ========   ========    ========   ========    ========

Exercisable at end of year                  216,658    $   3.85    100,833    $   3.28    411,500    $   3.02
                                           ========    ========   ========    ========   ========    ========

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For stock options granted during 1999 the following represents the weighted-average exercise prices and the weighted-average fair value based upon whether or not the exercise price of the option was greater than, less than or equal to the market price of the stock on the grant date:

                                                                         WEIGHTED-         WEIGHTED-
                                                                     AVERAGE EXERCISE       AVERAGE
                                   OPTION TYPE                             PRICE          FAIR VALUE
                    ---------------------------------------------    ----------------     ----------
                    Exercise price greater than market price.....    $     5.00           $     1.07

         The following table summarizes information about the fixed price stock options outstanding at December 31, 1999:

                           OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
         -------------------------------------------------------       ---------------------------------------------
                                                    WEIGHTED            WEIGHTED                           WEIGHTED
                                 NUMBER             AVERAGE             AVERAGE         NUMBER             AVERAGE
             RANGE OF        OUTSTANDING AT        REMAINING            EXERCISE      EXERCISABLE          EXERCISE
         EXERCISE PRICES        12/31/99        CONTRACTUAL LIFE         PRICE        AT 12/31/99           PRICE
         ---------------     --------------     ----------------       ----------     -----------         ----------
         $       2.50              65,000           6.1 Years          $     2.50          33,333         $     2.50
                 2.75              60,000           8.8 Years                2.75          20,000               2.75
          3.25 - 3.50              50,000           4.7 Years                3.40          50,000               3.40
                 3.63              30,000           1.4 Years                3.63          30,000               3.63
                 5.00             430,000           9.2 Years                5.00          83,325               5.00
         ------------         -----------         -----------          ----------     -----------         ----------

         $2.50 - 5.00             635,000           8.1 Years          $     4.05         216,658         $     3.85
         ============         ===========         ===========          ==========     ===========         ==========

         At December 31, 1999, 30,000 shares were available for grant under the Plan and 140,000 shares were available for grant as options under the Nonemployee Director Plan.

         Had compensation costs for employees under the Company's two stock-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the method prescribed by SFAS No. 123, the Company's pro forma net income and earnings per share would have been reduced to the pro forma amounts listed below:

                                                                    1999                1998                1997
                                                                -------------       ------------        ------------
              Net income (loss)                As reported      $     148,011       $   (261,746)       $    (51,366)
                                                    Pro forma   $     114,820       $   (291,577)       $    (82,515)

              Basic income (loss) per share    As reported      $        0.03       $      (0.05)       $      (0.01)
                                                    Pro forma   $        0.02       $      (0.05)       $      (0.02)
              Diluted income (loss) per share  As reported      $        0.03       $      (0.05)       $      (0.01)
                                                    Pro forma   $        0.02       $      (0.05)       $      (0.02)

         The fair value of each option granted during 1997 is estimated on the date of grant using the Black-Scholes Option-Pricing model with the following assumptions respectively: dividend yield of $0/share; expected volatility of 39%; risk-free interest rate of 6.4% and expected lives of 5 years. The fair value of each option granted during 1998 is estimated on the date of grant using the Black-Scholes Option-Pricing model with the following assumptions respectively: dividend yield of $0/share; expected volatility of 27%; risk-free interest rate of 6.4% and expected lives of 5 years. The fair value of each option granted during 1999 is estimated on the date of grant using the Black-Scholes Option-Pricing model with the following assumptions respectively: dividend yield of $0/share; expected volatility of 59%; risk-free interest rate of 6.63% and expected lives of 5 years.

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      LEASE AND OTHER COMMITMENTS

         The Company has entered into non-cancelable operating leases for office space and a vehicle used in its operation. The remaining lease terms are for periods of thirty-two months and fifty-one months for the office space and the vehicle, respectively. Minimum annual rentals at December 31, 1999 are as follows:

                            2000                         $    93,118
                            2001                              99,311
                            2002                              70,177
                            2003                              11,909
                            2004                               1,985

12.      RELATED PARTY TRANSACTIONS

         A director of the Company also owns Wilco Properties, Inc. The Company entered into a technical services agreement with Wilco Properties, Inc. ("Wilco") effective February 1, 1999 whereby the Company provides accounting and geological management services for a monthly fee of $7,250. The Company also subleases office space to Wilco pursuant to a sub-lease agreement.

         During the first nine months of 1999 Wilco subleased to the Company and then took over the lease and subleased space back to Wilco. The Company received payments totaling $108,696 from Wilco and made payments totaling $140,636 to Wilco during 1999.

13.      OIL AND GAS PRODUCING ACTIVITIES

         The following information is presented pursuant to SFAS No. 69, Disclosures about Oil and Gas Producing Activities:

         RESULTS OF OPERATIONS

         Results of operations from oil and gas producing activities were as follows:

                                                                       1999           1998           1997
                                                                    ----------     ----------     ----------
         Crude oil, condensate and natural gas ................     $4,259,040     $1,968,638     $2,325,148
         Lease bonuses and delay rentals ......................        463,083        168,664        287,604
                                                                    ----------     ----------     ----------
              Total revenues ..................................      4,722,123      2,137,302      2,612,752
                                                                    ==========     ==========     ==========
         Costs and expenses:
              Lease operating costs ...........................        699,278        583,441        695,007
              Exploration costs ...............................        404,429        650,983        713,344
              Depreciation and depletion ......................      1,247,278        510,775        539,346
                                                                    ----------     ----------     ----------
         Income before income taxes ...........................      2,371,138        392,103        665,055
         Income tax expense ...................................        806,187        133,315        226,119
                                                                    ----------     ----------     ----------
         Results of operations from producing activities
         (excluding corporate overhead) .......................     $1,564,951     $  258,788     $  438,936
                                                                    ==========     ==========     ==========

         CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES:

                                                                            DECEMBER 31,
                                                          ------------------------------------------------
                                                              1999              1998              1997
                                                          ------------      ------------      ------------
         Unproved properties(a) .....................     $  7,813,790      $  7,727,388      $    361,400
         Proved leaseholds ..........................       19,711,076        10,913,730         4,574,844
         Lease and well equipment ...................          523,374           417,382           303,388
                                                          ------------      ------------      ------------

                                                            28,048,240        19,058,500         5,239,632
         Less: Accumulated depreciation,
                     depletion and amortization .....       (3,786,649)       (2,608,905)       (2,036,912)
                                                          ------------      ------------      ------------

         Capitalized costs ..........................     $ 24,261,591      $ 16,449,595      $  3,202,720
                                                          ============      ============      ============

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (a) Unproved properties for 1998 includes $334,489 classified as "Assets held for sale".

         COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,
         EXPLORATION, AND DEVELOPMENT ACTIVITIES:

                                                                 1999                 1998               1997
                                                             -------------        -------------      -------------
         Acquisition of properties

              Proved.....................................    $   8,722,073        $   5,883,911      $     192,670
              Unproved...................................          286,631            7,365,988             56,245
         Exploration costs...............................           28,200              133,113            166,710
         Development costs...............................          171,444              568,969            301,853
                                                             -------------        -------------      -------------

         Costs incurred..................................    $   9,208,348        $  13,951,981      $     717,478
                                                             =============        =============      =============

14. SUPPLEMENTAL OIL AND GAS RESERVES AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)

         The following table identifies the Company's net interest in estimated quantities of proved oil and gas reserves and changes in such estimated quantities. Reserve estimates were prepared by independent petroleum engineers and such estimates were reviewed by Company management. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. Estimated proved developed and undeveloped oil and gas reserves at December 31, 1999, 1998 and 1997 are tabulated below. Crude oil includes condensate and natural gas liquids and is stated in barrels (bbl). Natural gas is stated in thousands of cubic feet (mcf).

                                                                 OIL(BBL)        GAS(MCF)
                                                                ----------      ----------
         PROVED DEVELOPED AND UNDEVELOPED RESERVES
         December 31, 1996 ................................        791,272       3,052,940
         Purchases of reserves in place ...................          5,410         265,316
         Revisions of previous estimates ..................       (317,393)       (471,860)
         Extensions, discoveries, and other additions .....        143,792         143,998
         Production .......................................        (69,903)       (425,854)
                                                                ----------      ----------

         December 31, 1997 ................................        553,178       2,564,540
         Purchases of reserves in place ...................        457,953       6,714,493
         Revisions of previous estimates ..................        180,310         813,717
         Extensions, discoveries, and other additions .....         12,161          92,539
         Production .......................................        (90,097)       (394,849)
                                                                ----------      ----------

         December 31, 1998 ................................      1,113,505       9,790,440
         Purchases of reserves in place ...................      1,282,123       1,602,953
         Revisions of previous estimates ..................       (121,532)     (2,640,742)
         Extensions, discoveries, and other additions .....         51,494         377,177
         Production .......................................       (128,924)       (918,986)
                                                                ----------      ----------

         December 31, 1999 ................................      2,196,666       8,210,842
                                                                ==========      ==========

         PROVED DEVELOPED RESERVES
         December 31, 1997 ................................        501,726       2,487,574
                                                                ==========      ==========

         December 31, 1998 ................................      1,094,454       8,500,655
                                                                ==========      ==========

         December 31, 1999 ................................      1,999,984       8,070,533
                                                                ==========      ==========

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                              1999             1998             1997
                                                                          ------------     ------------     ------------
         Future cash inflows ........................................     $ 69,816,041     $ 29,011,780     $ 14,558,500
         Future production costs ....................................       14,567,866        5,110,313        4,096,800
         Future development costs ...................................          588,733           44,279          366,900
                                                                          ------------     ------------     ------------

         Future net cash flows before income taxes ..................       54,659,442       23,857,188       10,094,800
         Future income tax expense ..................................       13,259,925        5,375,278        2,628,421
                                                                          ------------     ------------     ------------

         Future net cash flows ......................................       41,399,517       18,481,910        7,466,379
         10% annual discount for estimated timing of cash flows .....       15,891,904        7,011,003        2,597,628
                                                                          ------------     ------------     ------------


         Standardized  measure of discounted future net cash flows
         relating to proved oil and gas reserves ....................     $ 25,507,613     $ 11,470,907     $  4,868,751
                                                                          ============     ============     ============

         The average oil and gas prices used to calculate future net cash inflows at December 31, 1999 were $23.42 per barrel and $2.24 per mcf, respectively. At December 31, 1999 and March 17, 2000, respectively, the NYMEX price for oil was $25.60 per barrel and $30.91 per barrel and the NYMEX price for gas was $2.43 per MMBtu and $2.785 per MMBtu.

         CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH RELATING TO PROVED OIL AND GAS RESERVES

         The following are the principal sources of change in the standardized measure:

                                                                    1999              1998              1997
                                                                ------------      ------------      ------------
         Balance at January 1 .............................     $ 11,470,907      $  4,868,751      $  8,317,633
         Sales of oil and gas produced, net ...............       (3,559,762)       (1,385,196)       (1,630,141)
         Net changes in prices and production costs .......        6,760,297        (2,206,776)       (2,968,223)
         Extensions and discoveries .......................        1,234,841           181,087         1,432,864
         Revisions of previous quantity estimates .........       (4,901,897)        1,813,841        (3,720,824)
         Net change in income taxes .......................       (3,309,637)         (473,300)        1,737,609
         Accretion of discount ............................        1,147,091           486,875           831,763
         Purchases of reserves ............................       14,706,892         8,304,398           494,526
         Other ............................................        1,958,881          (118,773)          373,544
                                                                ------------      ------------      ------------

         Balance at December 31 ...........................     $ 25,507,613      $ 11,470,907      $  4,868,751
                                                                ============      ============      ============

                                INDEX TO EXHIBITS


Exhibit
Number                                                  Exhibits
-------          ------------------------------------------------------------------------------------------------


   3.1      -    Certificate of Incorporation, as amended, of Toreador Royalty Corporation (previously filed as Exhibit 3.1 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended
                   December 31, 1998, and incorporated herein by reference).

   3.2      -    Amended and Restated Bylaws, as amended, of Toreador Royalty Corporation (previously filed as
                   Exhibit 3.2 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended
                   December 31, 1998, and incorporated herein by reference).

   3.3      -    Amendment to Bylaws of Toreador Royalty Corporation, dated April 21, 1997 (previously filed as Exhibit 3.7 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended
                   December 31, 1997, and incorporated herein by reference).

   3.4      -    Amendment to Bylaws of Toreador Royalty Corporation, dated June 25, 1998 (previously filed as
                   Exhibit 3.1 to Toreador Royalty Corporation Current Report on Form 8-K filed with the
                   Securities and Exchange Commission on July 1, 1998, and incorporated herein by reference).

   3.5      -    Certificate of Designations of Series A Junior Participating Preferred Stock of Toreador
                   Royalty Corporation, dated April 3, 1995 (previously filed as Exhibit 3 to Toreador Royalty
                   Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference).

   3.6      -    Certificate of Designation of Series A Convertible Preferred Stock of Toreador Royalty
                   Corporation, dated December 14, 1998 (previously filed as Exhibit 10.3 to Toreador Royalty
                   Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on
                   December 31, 1998, and incorporated herein by reference).

   4.1      -    Form of Letter Agreement regarding Series A Convertible Preferred Stock, dated as of March
                   15, 1999, between Toreador Royalty Corporation and the holders of Series A Convertible
                   Preferred Stock (previously filed as Exhibit 4.1 to Toreador Royalty Corporation Annual
                   Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

   4.2      -    Rights Agreement, dated as of April 3, 1995, between Toreador Royalty Corporation and
                   Continental Stock Transfer & Trust Company (previously filed as Exhibit 1 to Toreador Royalty
                   Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on
                   April 3, 1995, and incorporated herein by reference).

   4.3      -    Amendment No. 1 to Rights Agreement, dated June 25, 1998, between Toreador Royalty
                   Corporation and Continental Stock Transfer & Trust Company


Exhibit
Number                                                  Exhibits
-------          ------------------------------------------------------------------------------------------------


                   (previously filed as Exhibit 99.1 to Toreador Royalty Corporation Registration
                   on Form 8-A/A filed with the Securities and Exchange Commission on July 1, 1998, and incorporated herein by reference).

   4.4      -    Registration Rights Agreement, effective December 16, 1998, among Toreador Royalty
                   Corporation and persons party thereto (previously filed as Exhibit 10.2 to Toreador Royalty
                   Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on
                   December 31, 1998, and incorporated herein by reference).

   4.5      -    Settlement Agreement, dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 10.1 to Toreador Royalty
                   Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on
                   July 1, 1998, and incorporated herein by reference).

   4.6      -    Stockholder Voting Agreement, dated June 25, 1998, among the Gralee Persons, the Dane Falb
                   Persons and Current Management (previously filed as Exhibit 10.2 to Toreador Royalty
                   Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on
                   July 1, 1998, and incorporated herein by reference).

   10.1+    -    Form of Stock Option Agreement, between Toreador Royalty Corporation and Donald E. August,
                   John V. Ballard, J. W. Bullion, John Mark McLaughlin, and Jack L. Woods (previously filed as
                   Exhibit 4.6 to Toreador Royalty Corporation Form S-8 (No. 333-14145) filed with the
                   Securities and Exchange Commission on October 15, 1996, and incorporated herein by reference).

   10.2+    -    Stock Option Agreement, dated February 17, 1994, between Toreador Royalty Corporation and
                   Thomas P. Kellogg, Jr. (previously filed as Exhibit 4.7 to Toreador Royalty Corporation Form
                   S-8 (No. 333-14145) filed with the Securities and Exchange Commission on October 15, 1996,
                   and incorporated herein by reference).

   10.3+    -    Form of Stock Option Agreement, between Toreador Royalty Corporation and Edward C. Marhanka and Earl V. Tessem, as amended (previously filed as Exhibit 4.8 to Toreador Royalty
                   Corporation Form S-8 (No. 333-14145) filed with the Securities and Exchange Commission on
                   October 15, 1996, and incorporated herein by reference).

   10.4+    -    Incentive Stock Option, dated as of May 15, 1997, between Toreador Royalty Corporation and
                   Edward C. Marhanka (previously filed as Exhibit 10.4 to Toreador Royalty Corporation
                   Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference).

   10.5+    -    Employment Agreement, dated as of May 1, 1997, between Toreador Royalty Corporation and
                   Edward C. Marhanka (previously filed as Exhibit 10.5 to Toreador Royalty Corporation
                   Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference).

   10.6     -    Joint Venture Agreement, dated March 1, 1989, among Toreador Royalty Corporation, Bandera
                   Petroleum, et al, as amended(previously filed as Exhibit 10.6 to Toreador Royalty Corporation
                   Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

Exhibit
Number                                                  Exhibits
-------          ------------------------------------------------------------------------------------------------


   10.7+    -    Toreador Royalty Corporation 1990 Stock Option Plan (previously filed as Exhibit 10.7 to
                   Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

   10.8+    -    Amendment to Toreador Royalty Corporation 1990 Stock Option Plan, effective as of May 15,
                   1997 (previously filed as Exhibit 10.14 to Toreador Royalty Corporation Annual Report on Form
                   10-K for the year ended December 31, 1997, and incorporated herein by reference).

   10.9+    -    Toreador Royalty Corporation 1994 Non-Employee Director Stock Option Plan, as amended
                   (previously filed as Exhibit 10.12 to Toreador Royalty Corporation Annual Report on Form 10-K
                   for the year ended December 31, 1995, and incorporated herein by reference).

   10.10+   -    Toreador Royalty Corporation Amended and Restated 1990 Stock Option Plan, effective as of
                   September 24, 1998 (previously filed as Exhibit A to Toreador Royalty Corporation Preliminary
                   Proxy Statement filed with the Securities and Exchange Commission on March 12, 1999, and
                   incorporated herein by reference).

   10.11    -    Warrant for the Purchase of Shares of Common Stock issued to Petrie Parkman & Co., dated May
                   23, 1994 (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Registration on
                   Form S-3, and incorporated herein by reference (No. 33-80572) filed with the Securities and
                   Exchange Commission on June 22, 1994, and incorporated herein by reference).

   10.12+   -    Form of Indemnification Agreement, dated as of April 25, 1995, between Toreador Royalty
                   Corporation and each of the members of our Board of Directors (previously filed as Exhibit 10 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for the quarterly period ended
                   June 30, 1995, and incorporated herein by reference).

   10.13+   -    Toreador Royalty Corporation Amended and Restated 1990 Stock Option Plan Nonqualified Stock
                   Option Agreement, dated September 24, 1998, between Toreador Royalty Corporation and G.
                   Thomas Graves III (previously filed as Exhibit 10.13 to Toreador Royalty Corporation Annual
                   Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

   10.14+   -    Toreador Royalty Corporation Amended and Restated 1990 Stock Option Plan Nonqualified Stock
                   Option Agreement, dated September 24, 1998, between Toreador Royalty Corporation and John
                   Mark McLaughlin (previously filed as Exhibit 10.14 to Toreador Royalty Corporation Annual
                   Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

   10.15    -    Securities Purchase Agreement, effective December 16, 1998, among Toreador Royalty
                   Corporation and the Purchasers party thereto (previously filed as Exhibit 10.1 to Toreador
                   Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange
                   Commission on December 31, 1998, and incorporated herein by reference).

   10.16    -    Purchase and Sale Agreement, effective November 1, 1998, between Howell Petroleum Corporation and the J.T. Philp Company, as amended

Exhibit
Number                                                  Exhibits
-------          ------------------------------------------------------------------------------------------------


                   (previously filed as Exhibit 10.4 to Toreador Royalty Corporation Current Report
                   on Form 8-K filed with the Securities and Exchange Commission on December 31,
                   1998, and incorporated herein by reference).

   10.17    -    Loan Agreement, effective November 13, 1997, between Toreador Royalty Corporation and
                   Toreador Exploration & Production Inc and Compass Bank (previously filed as Exhibit 10.17 to
                   Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

   10.18    -    First Amendment to Loan Agreement, dated September 22, 1998, between Toreador Royalty
                   Corporation and Toreador Exploration & Production Inc and Compass Bank (previously filed as
                   Exhibit 10.18 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended
                   December 31, 1998, and incorporated herein by reference).

   10.19    -    Second Amendment to Loan Agreement, dated December 15, 1998, between Toreador Royalty
                   Corporation and Toreador Exploration & Production Inc and Compass Bank  (previously filed as
                   Exhibit 10.19 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended
                   December 31, 1998, and incorporated herein by reference).

   10.20    -    Credit Agreement, effective December 15, 1998, between Compass Bank and Tormin, Inc.
                   (previously filed as Exhibit 10.5 to Toreador Royalty Corporation Current Report on Form 8- K
                   filed with the Securities and Exchange Commission on December 31, 1998, and incorporated herein by reference).

   10.21    -    Amended and Restated Credit Agreement, dated April 16, 1999, between Toreador Royalty
                   Corporation and Toreador Exploration & Production Inc and Compass Bank  (previously filed as
                   Exhibit 10.1 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference).

   10.22    -    Credit Agreement, effective September 30, 1999, between Compass Bank, as Lender, Toreador
                   Royalty Corporation, Toreador Exploration & Production Inc, and Tormin, Inc., as Borrowers,
                   and Toreador Acquisition Corporation, as Guarantor (previously filed as Exhibit 10.1 to
                   Toreador Royalty Corporation Current Report on Form 8- K, filed on October 27, 1999, and incorporated herein by reference).

   10.23    -    Purchase and Sale Agreement, effective November 24, 1999, between Lario Oil & Gas Company and
                   Toreador Exploration & Production Inc. (previously filed as Exhibit 10.1 to Toreador Royalty
                   Corporation Current Report on Form 8-K filed on January 6, 2000, and incorporated herein by reference).

   10.24    -    First Amendment to Loan Agreement, dated December 17, 1999, between Compass Bank, as Lender, and Toreador Royalty Corporation, Toreador Exploration & Production Inc. and Tormin, Inc., as
                   Borrowers, and Toreador Acquisition Corporation, as Guarantor (previously filed as Exhibit
                   10.2 to Toreador Royalty Corporation Current Report on Form 8-K filed on January 6, 2000, and incorporated herein by reference).

   10.25    -    Term Promissory Note, effective December 17, 1999, between Compass Bank, as Lender, and
                   Toreador Royalty Corporation, Toreador Exploration & Production Inc. and Tormin, Inc., as
                   Borrowers, and Toreador Acquisition

Exhibit
Number                                                  Exhibits
-------          ------------------------------------------------------------------------------------------------


                   Corporation, as Guarantor (previously filed as Exhibit 10.3 to Toreador Royalty
                   Corporation Current Report on Form 8-K filed on January 6, 2000, and incorporated herein by reference).

   16.1     -    Letter on Change in Certifying Accountant from PricewaterhouseCoopers LLP, dated June 30,
                 1999 (previously filed as Exhibit 16 to Amendment No. 2 to Toreador Royalty Corporation
                 Current Report on Form 8-K/A filed on June 30, 1999, and incorporated herein by reference).

   21.1*    -    Subsidiaries of Toreador Royalty Corporation.

   23.1*    -    Consent of Ernst & Young LLP.

   23.2*    -    Consent of PricewaterhouseCoopers LLP.

   23.3*    -    Consent of LaRoche Petroleum Consultants, Ltd.

   23.4*    -    Consent of Harlan Consulting.

   27.1*    -    Financial Data Schedule.


---------------------
*    Filed herewith.
+    Management contract or compensatory plan

         (b)      Reports on Form 8-K:

                           None.