Form 10-Q
period 2000-03-31
TOREADOR ROYALTY CORP
filed 2000-05-03
CIK 98720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000
                                                 --------------

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

Registrant's telephone number, including area code: (214) 559-3933
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes        X           No
                                    -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at March 31, 2000
--------------------------------                  -----------------------------
Common Stock, $0.15625 par value                        5,164,371 shares

                          TOREADOR ROYALTY CORPORATION

                                      INDEX



                                                                                               Page
                                                                                             Number
                                                                                             ------
PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                Consolidated Balance Sheets
                    March 31, 2000 and December 31, 1999                                         2

                Consolidated Statements of Operations
                    Three Months Ended March 31, 2000 and 1999                                   3

                Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 2000 and 1999                                   4

                Notes to Consolidated Financial Statements                                       5


   Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                        7

   Item 3.   Quantitative and Qualitative Disclosure about Market Risk                          10


PART II. OTHER INFORMATION


   Item 1.   Legal Proceedings                                                                  11

   Item 2.   Changes in Securities and Use of Proceeds                                          11

   Item 3.   Defaults Upon Senior Securities                                                    11

   Item 4.   Submission of Matters to a Vote of Security Holders                                11

   Item 5.   Other Information                                                                  11

   Item 6.   Exhibits and Reports on Form 8-K                                                   12

             Signatures                                                                         18

             Index to Exhibits

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          TOREADOR ROYALTY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                             March 31,       December 31,
                                                               2000              1999
                                                           ------------      ------------

ASSETS
Current assets:
    Cash and cash equivalents                              $    270,772      $    341,463
    Short-term investments                                         --              13,682
    Accounts and notes receivable                             1,327,280         1,112,502
    Marketable securities                                          --              36,251
    Other                                                       118,295            73,995
                                                           ------------      ------------

      Total current assets                                    1,716,347         1,577,893
                                                           ------------      ------------

Properties and equipment, less accumulated
        depreciation, depletion and amortization             24,072,212        24,423,537

Other assets                                                    311,652           328,391
Deferred tax benefit                                            107,855           126,159
                                                           ------------      ------------

      Total assets                                         $ 26,208,066      $ 26,455,980
                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities               $    338,620      $    717,965
    Federal income taxes payable                                330,793           171,317
    Current portion of long-term debt                           444,588           250,000
                                                           ------------      ------------

      Total current liabilities                               1,114,001         1,139,282

Long-term debt                                               14,155,000        14,666,500

                                                           ------------      ------------
      Total liabilities                                      15,269,001        15,805,782
                                                           ------------      ------------

Stockholders' equity:
    Preferred stock, $1.00 par value, 4,000,000
        shares authorized; 160,000 issued                       160,000           160,000
    Common stock, $0.15625 par value, 20,000,000
        shares authorized; 5,651,571 shares issued              883,058           883,058
    Capital in excess of par value                            8,234,380         8,234,380
    Retained earnings                                         2,994,017         2,677,382
    Accumulated other comprehensive loss                           --             (35,530)
                                                           ------------      ------------
                                                             12,271,455        11,919,290
    Treasury stock at cost:
        487,200 and 475,500 shares                           (1,332,390)       (1,269,092)
                                                           ------------      ------------

      Total stockholders' equity                             10,939,065        10,650,198
                                                           ------------      ------------

      Total liabilities and stockholders' equity           $ 26,208,066      $ 26,455,980
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

                          TOREADOR ROYALTY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                           ------------------------------
                                                               2000                 1999
                                                           ------------      ------------

Revenues:
    Oil and gas sales                                      $  2,357,080      $    631,016
    Lease bonuses and rentals                                    68,091            51,351
    Interest and other income                                     9,791            35,084
    Loss on sale of marketable securities                       (54,076)             --
    Gain on sale of properties and other assets                    --             557,227
                                                           ------------      ------------

      Total revenues                                          2,380,886         1,274,678
                                                           ------------      ------------

Costs and expenses:
    Lease operating                                             376,711           144,451
    Depreciation, depletion and amortization                    509,430           221,148
    Geological and geophysical                                   52,768           133,373
    General and administrative                                  496,991           480,426
    Interest                                                    328,875           176,107
                                                           ------------      ------------

      Total costs and expenses                                1,764,775         1,155,505
                                                           ------------      ------------


Income before federal income taxes                              616,111           119,173

Provision for federal income taxes                              209,476            40,946
                                                           ------------      ------------

Net income                                                      406,635            78,227
                                                           ------------      ------------

Dividends on preferred shares                                    90,000            90,000
                                                           ------------      ------------

Income (loss) applicable to common shares                  $    316,635      $    (11,773)
                                                           ============      ============

Basic and diluted income per share                         $       0.06      $       0.00
                                                           ============      ============

Weighted average shares outstanding
Basic                                                         5,172,171         5,205,671
Diluted                                                       5,341,253         5,217,736



        See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                 ------------------------------
                                                                     2000              1999
                                                                 ------------      ------------
Cash flows from operating activities:
     Net income                                                  $    406,635      $     78,227
     Adjustments to reconcile net income to
     net cash provided (used) by operating activities:

      Depreciation, depletion and amortization                        509,430           221,148
      Loss on sale of marketable securities                            54,076              --
      Gain on sale of properties and other assets                        --            (557,227)
      Increase in accounts receivable                                (214,778)           (4,704)
      Increase in other current assets                                (44,300)          (89,766)
      Decrease in accounts payable and accrued liabilities           (379,345)          (44,137)
      Increase in federal income taxes payable                        159,476              --
      Decrease in other assets                                         16,739            18,272
      Deferred tax expense                                               --              40,946
      Other                                                              --               2,175
                                                                 ------------      ------------
        Net cash provided (used) by operating activities              507,933          (335,066)
                                                                 ------------      ------------

Cash flows from investing activities:
     Expenditures for oil and gas property and equipment             (164,061)          (76,649)
     Proceeds from lease bonuses and rentals                            8,182              --
     Sale (purchase) of short-term investments                         13,682          (366,338)
     Purchase of marketable securities                                   --             (30,411)
     Proceeds from sale of marketable securities                       36,009              --
     Proceeds from sale of properties and other assets                   --             740,050
     Purchase of furniture and fixtures                                (2,226)          (43,267)
                                                                 ------------      ------------
        Net cash provided (used) by investing activities             (108,414)          223,385
                                                                 ------------      ------------

Cash flows from financing activities:
     Proceeds from long-term debt                                        --            (260,000)
     Repayments of long-term debt                                    (316,912)             --
     Payment of preferred dividends                                   (90,000)          (90,000)
     Purchase of treasury stock                                       (63,298)             --
                                                                 ------------      ------------
        Net cash used by financing activities                        (470,210)         (350,000)
                                                                 ------------      ------------

Net decrease in cash and cash equivalents                             (70,691)         (461,681)

Cash and cash equivalents, beginning of period                        341,463           726,187
                                                                 ------------      ------------

Cash and cash equivalents, end of period                         $    270,772      $    264,506
                                                                 ============      ============

Supplemental schedule of cash flow information:
     Cash paid during the period for:
       Interest expense                                          $    402,471      $     99,385
       Income taxes paid                                               50,000              --

        See accompanying notes to the consolidated financial statements.

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the 1999 Annual Report on Form 10-K of Toreador Royalty Corporation (the "Company"). In the opinion of the Company's management, the information furnished herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three months ended March 31, 2000 may not necessarily be indicative of the results for the year ending December 31, 2000.

NOTE 2 - NON-PRODUCING MINERAL AND ROYALTY INTERESTS

         Principal properties include perpetual mineral and royalty interests acquired by the Company during 1951, 1958, 1998 and 1999. These interests total approximately 1,368,000 net mineral acres underlying approximately 2,643,000 gross acres. These properties include approximately 1,775,000 gross (876,000 net) acres in Mississippi, Alabama and Louisiana, collectively described as the "Southeastern States Holdings" and 764,000 gross (460,000 net) acres located in the Texas Panhandle and West Texas, collectively referred to as the "Texas Holdings." We also own various royalty interests in Arkansas, California, Kansas and Michigan covering 102,000 gross (31,000 net) acres, collectively referred to as the "Four States Holdings". It is recognized that the ultimate realization of the investment in these properties is dependent upon future exploration and development operations which are dependent upon satisfactory leasing and drilling arrangements with others and a favorable oil and gas price environment.

NOTE 3 - LONG-TERM DEBT

         A new credit agreement was entered into as of September 30, 1999 with Compass Bank that amended the existing facility (the "Facility", as amended). The amendment increased the line of credit under the Facility up to $25,000,000 subject to the underlying collateral value. The Facility is a revolving line of credit collateralized by various oil and gas interests owned by us. The interest rate is equal to the prime rate less one-quarter as long as the amount borrowed is greater than 80% of the borrowing base as defined by the lender ($12,500,000 at March 31, 2000). The rate will drop an additional one-half percent if the amount borrowed drops below 80% of the borrowing base. In addition, the Facility has a commitment fee of .375% per annum on unused amounts and a letter of credit fee of .875% per annum. The interest rate of the Facility at March 31, 2000 was 8.50%, and we are currently not subject to any fees. The maturity date of the Facility is October 1, 2002. As of March 31, 2000, the outstanding balance of the Facility was $12,155,000.


         The Facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets and the payment of

                          TOREADOR ROYALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 2000 and 1999

dividends on common stock, change of control and management and require us to meet certain financial requirements. Specifically, we must maintain a current ratio of 1.00 to 1.00 and a debt service coverage ratio of not less than 1.25 to 1.00.

         We obtained a term promissory note (the "Note" as amended) in December of 1999. The interest rate is equal to the prime rate. The interest rate on the loan was 8.75% at March 31, 2000. On March 1, 2000 the maturity date was extended to April 1, 2001.

         On December 22, 1999, we purchased 50% of certain oil and gas working interests of Lario Oil & Gas Company located in Finney County, Kansas, pursuant to a Purchase and Sale Agreement dated as of November 24, 1999, between Lario and Toreador. The purchase price for the interests was $5,500,000, consisting of $5,000,000 cash and an agreement to pay the amount of $500,000 on an installment basis. Half of this amount ($250,000) is to be repaid by Toreador on a monthly basis, plus interest at prime plus 1%, amortized over 13 months beginning January, 2000. The remaining $250,000 plus interest at prime plus 1% (which is currently 9.75% per annum) is to be repaid by Toreador on January 23, 2001.

NOTE 4 - EARNINGS PER ORDINARY SHARE

         The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations:

                                                    Income            Shares         Per Share
                                                 (Numerator)      (Denominator)       Amount
                                                 ------------     -------------    ------------
Three months ended March 31, 2000:

Net income                                       $    406,635
Less: Dividends on preferred shares                    90,000
                                                 ------------

Income applicable to common shares                    316,635
Basic income per share                                               5,172,171     $       0.06
                                                                                   ============

Effect of dilutive securities:
         Stock options                                   --            169,082
                                                 ------------     ------------

Income applicable to common shares and
   Assumed conversions                           $    316,635        5,341,253     $       0.06
                                                 ============     ============     ============

                          TOREADOR ROYALTY CORPORATION

               For the three months ended March 31, 2000 and 1999

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

         We will continue to actively pursue exploration and development opportunities on our own mineral acreage in order to take advantage of the current favorable level of crude oil and natural gas prices. We have also expanded our exploration focus to geologic regions, particularly those areas with proven and attractive gas reserves, that can provide potentially better rates of return on our capital resources. We also plan to evaluate 3-D seismic projects or drilling prospects generated by third party operators. If judged geologically and financially attractive by our management, we will enter into joint ventures on those third party projects or prospects which are within the capital exploration budget approved by our board of directors.

                          TOREADOR ROYALTY CORPORATION

               For the three months ended March 31, 2000 and 1999

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)


         We also intend to actively evaluate opportunities to acquire producing properties that represent unique opportunities for us to add additional reserves to our reserve base. Any such acquisitions will be financed using cash on hand, third party sources, existing credit facilities or any combination thereof.

         Our remaining 2000 capital and exploratory budget, excluding any acquisitions we may make, could range from $1,100,000 to $1,300,000, depending on the timing of any new seismic surveys and drilling of exploratory and development wells in which we may hold a working interest position.

         At the present time, the primary source of capital for financing our operations is our cash flow from operations. During the first three months of 2000, cash flow provided by operations was $507,933.

         We obtained a term promissory note (the "Note" as amended) in December of 1999. The interest rate is equal to the prime rate. The interest rate on the loan was 8.75% at March 31, 2000. On March 1, 2000 the maturity date was extended to April 1, 2001.

         We maintain our excess cash funds in interest-bearing deposits. In addition to the properties described above, we also may acquire other producing oil and gas assets, which could require the use of debt, including the aforementioned credit facility or other forms of financing. Our management believes that sufficient funds are available from internal sources and other third party sources to meet anticipated capital requirements for fiscal 2000.

         Through March 31, 2000 we have used $1,332,390 of our cash reserves to purchase 487,200 shares of our Common Stock pursuant to three share repurchase programs and discretionary repurchases of our stock subject to cash availability as approved by the board of directors. On July 23, 1998, our board of directors temporarily suspended the policy of share repurchases to instead use the Company's excess cash resources toward funding our participation in third party operated 3-D projects or drilling prospects and acquisition of producing oil and gas properties. On March 23, 1999, our board of directors reinstated the Common Stock repurchase program enabling the Company to purchase the remaining 117,300 shares available under the third stock repurchase plan from time to time and depending on market conditions. There are 68,500 shares available for repurchase under the program as of March 31, 2000.

                          TOREADOR ROYALTY CORPORATION

               For the three months ended March 31, 2000 and 1999

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)


Results of Operations

   Three Months Ended March 31, 2000 vs.
         Three Months Ended March 31, 1999

         Revenues for the first quarter of 2000 were $2,380,886 versus $1,274,678 for the same period in 1999, representing an increase of 87%. Oil and gas sales were $2,357,080 on volumes of 60,827 Bbls of oil and 279,359 Mcf of natural gas for the first quarter of 2000 as compared to $631,016 on volumes of 38,843 Bbls and 177,987 Mcf in 1999. This 274% increase in oil and gas sales reflects an increase in oil and gas volumes resulting from acquisitions made during 1999 in addition to a substantial increase in oil and gas prices. Oil sales volumes for the first quarter 2000 increased 57% to 60,827 Bbls as compared to 38,843 for the same period in 1999, while gas sales volumes were 279,359 Mcf for the first quarter 2000 versus 177,987 Mcf for the first quarter of 1999, an increase of 57%. The average price for first quarter 2000 oil sales increased 209% to $26.43/Bbl compared to $8.56/Bbl for the same quarter in 1999. The average price for first quarter 2000 gas sales increased 54% to $2.59/Mcf compared to $1.68/Mcf for the same period in 1999. Net lease bonuses and rentals for the first quarter of 2000 were $68,091 versus $51,351 for the same period in 1999 due to increased activity on the Southeastern States Holdings. Loss on the sale of marketable securities was $54,076 during the first quarter of 2000 compared to none in the same period of 1999 resulting from the sale of the final portion of securities being held by the Company.

         Costs and expenses for the first quarter of 2000 were $1,764,775 versus $1,155,505 for the same period in 1999. Lease operating expenses increased 161% to $376,711 in 2000 from $144,451 in 1999. This increase was principally as a result of adding working interest properties acquired from Lario Oil & Gas Company in December 1999. Depreciation, depletion and amortization increased 130% to $509,430 for the first quarter of 2000 from $221,148 in 1999, primarily reflecting depletion related to the aforementioned increased oil and gas sales volumes. Geological and geophysical expenses decreased to $52,768 for the first quarter of 2000 from $133,373 in 1999 as a result of the near completion of our two 3-D seismic projects. General and administrative expenses increased slightly to $496,991 in the first quarter of 2000 from $480,426 for the same period a year ago.

         During the first quarter of 2000 the Company incurred $328,875 in interest expense and paid $90,000 for preferred dividends related to the financing for acquisitions made in 1998 and 1999. In the same period for 1999 the interest was $176,107 and the dividend payments were $90,000.

         The Company recognized net income applicable to common shares of $316,635, or $0.06 per share (basic and diluted), for the first quarter of 2000 versus a net loss of $11,773, or $0.00 per share (basic and diluted), for the same period in 1999.

                          TOREADOR ROYALTY CORPORATION

               For the three months ended March 31, 2000 and 1999

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)


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

                                 March 31, 2000

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS -- Inapplicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS -- Inapplicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES -- Inapplicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- Inapplicable.

ITEM 5.   OTHER INFORMATION -- Inapplicable.

                          TOREADOR ROYALTY CORPORATION

                                 March 31, 2000


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


     (a) The following exhibits are included herein:

         No.      Description of Exhibit:

                  3.1      -    Certificate of Incorporation, as amended, of
                                Toreador Royalty Corporation (previously filed as Exhibit 3.1 to Toreador Royalty Corporation
                                Annual Report on Form 10-K for the year ended
                                December 31, 1998, and incorporated herein by reference).

                  3.2      -    Amended and Restated Bylaws, as amended, of
                                Toreador Royalty Corporation (previously filed as Exhibit 3.2 to Toreador Royalty Corporation
                                Annual Report on Form 10-K for the year ended
                                December 31, 1998, and incorporated herein by reference).

                  3.3      -    Amendment to Bylaws of Toreador Royalty
                                Corporation, dated April 21, 1997 (previously filed as Exhibit 3.7 to Toreador Royalty
                                Corporation Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

                  3.4      -    Amendment to Bylaws of Toreador Royalty
                                Corporation, dated June 25, 1998 (previously filed as Exhibit 3.1 to Toreador Royalty
                                Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1998, and incorporated herein by reference).

                  3.5      -    Certificate of Designations of Series A Junior
                                Participating Preferred Stock of Toreador
                                Royalty Corporation, dated April 3, 1995
                                (previously filed as Exhibit 3 to Toreador
                                Royalty Corporation Quarterly Report on Form
                                10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference).

                  3.6      -    Certificate of Designation of Series A
                                Convertible Preferred Stock of Toreador Royalty
                                Corporation, dated December 14, 1998 (previously filed as Exhibit 10.3 to Toreador Royalty
                                Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, and incorporated herein by reference).

                  4.1      -    Form of Letter Agreement regarding Series A
                                Convertible Preferred Stock, dated as of March
                                15, 1999, between Toreador Royalty Corporation and the holders of Series A Convertible
                                Preferred Stock (previously filed as Exhibit 4.1 to Toreador Royalty Corporation Annual Report on
                                Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

                  4.2      -    Rights Agreement, dated as of April 3, 1995,
                                between Toreador Royalty Corporation and
                                Continental Stock Transfer & Trust Company
                                (previously filed as Exhibit 1 to Toreador
                                Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange
                                Commission on April 3, 1995, and incorporated herein by reference).

                  4.3      -    Amendment No. 1 to Rights Agreement, dated June
                                25, 1998, between Toreador Royalty Corporation and Continental Stock Transfer & Trust Company
                                (previously filed as Exhibit 99.1 to Toreador
                                Royalty Corporation Registration on Form 8-A/A filed with the Securities and Exchange
                                Commission on July 1, 1998, and incorporated herein by reference).

                  4.4      -    Registration Rights Agreement, effective
                                December 16, 1998, among Toreador Royalty
                                Corporation and persons party thereto
                                (previously filed as Exhibit 10.2 to Toreador
                                Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange
                                Commission on December 31, 1998, and
                                incorporated herein by reference).

                  4.5      -    Settlement Agreement, dated June 25, 1998, among
                                the Gralee Persons, the Dane Falb Persons and
                                Toreador Royalty Corporation (previously filed as Exhibit 10.1 to Toreador Royalty Corporation
                                Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1,
                                1998, and incorporated herein by reference).

                  4.6      -    Stockholder Voting Agreement, dated June 25,
                                1998, among the Gralee Persons, the Dane Falb
                                Persons and Current Management (previously filed as Exhibit 10.2 to Toreador Royalty Corporation
                                Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1,
                                1998, and incorporated herein by reference).

                  10.1+    -    Form of Stock Option Agreement, between Toreador
                                Royalty Corporation and Donald E. August, John
                                V. Ballard, J. W. Bullion, John Mark McLaughlin, and Jack L. Woods (previously filed as Exhibit
                                4.6 to Toreador Royalty Corporation Form S-8
                                (No. 333-14145) filed with the

                                Securities and Exchange Commission on October 15, 1996, and incorporated herein by reference).

                  10.2+    -    Stock Option Agreement, dated February 17, 1994,
                                between Toreador Royalty Corporation and Thomas
                                P. Kellogg, Jr. (previously filed as Exhibit 4.7 to Toreador Royalty Corporation Form S-8 (No.
                                333-14145) filed with the Securities and Exchange Commission on October 15, 1996, and incorporated herein by reference).

                  10.3+    -    Form of Stock Option Agreement, between Toreador
                                Royalty Corporation and Edward C. Marhanka and
                                Earl V. Tessem, as amended (previously filed as Exhibit 4.8 to Toreador Royalty Corporation Form
                                S-8 (No. 333-14145) filed with the Securities and Exchange Commission on October 15, 1996, and incorporated herein by reference).

                  10.4+    -    Incentive Stock Option, dated as of May 15,
                                1997, between Toreador Royalty Corporation and
                                Edward C. Marhanka (previously filed as Exhibit
                                10.4 to Toreador Royalty Corporation Quarterly
                                Report on Form 10-Q for the quarter ended June
                                30, 1997, and incorporated herein by reference).

                  10.5+    -    Employment Agreement, dated as of May 1, 1997,
                                between Toreador Royalty Corporation and Edward
                                C. Marhanka (previously filed as Exhibit 10.5 to
                                Toreador Royalty Corporation Quarterly Report on
                                Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference).

                  10.6     -    Joint Venture Agreement, dated March 1, 1989,
                                among Toreador Royalty Corporation, Bandera
                                Petroleum, et al, as amended (previously filed as Exhibit 10.6 to Toreador Royalty Corporation
                                Annual Report on Form 10-K for the year ended
                                December 31, 1998, and incorporated herein by reference).

                  10.7+    -    Toreador Royalty Corporation 1990 Stock Option
                                Plan (previously filed as Exhibit 10.7 to
                                Toreador Royalty Corporation Annual Report on
                                Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

                  10.8+    -    Amendment to Toreador Royalty Corporation 1990
                                Stock Option Plan, effective as of May 15, 1997
                                (previously filed as Exhibit 10.14 to Toreador
                                Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

                  10.9+    -    Toreador Royalty Corporation 1994 Non-Employee
                                Director Stock Option Plan, as amended
                                (previously filed as Exhibit 10.12 to Toreador
                                Royalty Corporation Annual Report on

                                Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

                  10.10+   -    Toreador Royalty Corporation Amended and
                                Restated 1990 Stock Option Plan, effective as of
                                September 24, 1998 (previously filed as Exhibit
                                A to Toreador Royalty Corporation Preliminary
                                Proxy Statement filed with the Securities and Exchange Commission on March 12, 1999, and incorporated herein by reference).

                  10.11    -    Warrant for the Purchase of Shares of Common
                                Stock issued to Petrie Parkman & Co., dated May
                                23, 1994 (previously filed as Exhibit 10.1 to
                                Toreador Royalty Corporation Registration on
                                Form S-3, and incorporated herein by reference
                                (No. 33-80572) filed with the Securities and Exchange Commission on June 22, 1994, and incorporated herein by reference).

                  10.12+   -    Form of Indemnification Agreement, dated as of
                                April 25, 1995, between Toreador Royalty
                                Corporation and each of the members of our Board of Directors (previously filed as Exhibit 10 to Toreador Royalty Corporation Quarterly Report on
                                Form 10-Q for the quarterly period ended June
                                30, 1995, and incorporated herein by reference).

                  10.13+   -    Toreador Royalty Corporation Amended and
                                Restated 1990 Stock Option Plan Nonqualified
                                Stock Option Agreement, dated September 24,
                                1998, between Toreador Royalty Corporation and
                                G. Thomas Graves III (previously filed as
                                Exhibit 10.13 to Toreador Royalty Corporation
                                Annual Report on Form 10-K for the year ended
                                December 31, 1998, and incorporated herein by reference).

                  10.14+   -    Toreador Royalty Corporation Amended and
                                Restated 1990 Stock Option Plan Nonqualified
                                Stock Option Agreement, dated September 24,
                                1998, between Toreador Royalty Corporation and
                                John Mark McLaughlin (previously filed as
                                Exhibit 10.14 to Toreador Royalty Corporation
                                Annual Report on Form 10-K for the year ended
                                December 31, 1998, and incorporated herein by reference).

                  10.15    -    Securities Purchase Agreement, effective
                                December 16, 1998, among Toreador Royalty
                                Corporation and the Purchasers party thereto
                                (previously filed as Exhibit 10.1 to Toreador
                                Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange
                                Commission on December 31, 1998, and
                                incorporated herein by reference).

                  10.16    -    Purchase and Sale Agreement, effective November
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

                  10.24    -    First Amendment to Loan Agreement, dated
                                December 17, 1999, between Compass Bank, as
                                Lender, and Toreador Royalty Corporation,
                                Toreador Exploration & Production Inc. and
                                Tormin, Inc., as Borrowers, and Toreador
                                Acquisition Corporation, as Guarantor
                                (previously filed as Exhibit 10.2 to Toreador
                                Royalty Corporation Current Report on Form 8-K filed on January 6, 2000, and incorporated herein by reference).

                  10.25    -    Term Promissory Note, effective December 17,
                                1999, between Compass Bank, as Lender, and
                                Toreador Royalty Corporation, Toreador
                                Exploration & Production Inc. and Tormin, Inc., as Borrowers, and Toreador Acquisition
                                Corporation, as Guarantor (previously filed as Exhibit 10.3 to Toreador Royalty Corporation
                                Current Report on Form 8-K filed on January 6,
                                2000, and incorporated herein by reference).

                  27.1*    -    Financial Data Schedule.


--------------------
*    Filed herewith.
+    Management contract or compensatory plan


         (b) Reports on Form 8-K:

                  On January 6, 2000, the Company filed a Current Report on Form 8-K with respect to Toreador Exploration & Production Inc.'s acquisition of certain oil and gas working interests from Lario Oil & Gas Company. The Form 8-K was amended on March 3, 2000 and March 27, 2000.

                          TOREADOR ROYALTY CORPORATION

                                 March 31, 2000


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TOREADOR ROYALTY CORPORATION,
                                                 Registrant

May 3, 2000                             /s/ G. THOMAS GRAVES III,
                                        ----------------------------------------
                                             G. Thomas Graves III
                                        President and Chief Executive Officer


May 3, 2000                             /s/ DOUGLAS W. WEIR
                                        ----------------------------------------
                                             Douglas W. Weir
                                        Vice President-Finance and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)

                          TOREADOR ROYALTY CORPORATION

                                 March 31, 2000

                                INDEX TO EXHIBITS


Exhibit
Number                                            Exhibits
--------------------------------------------------------------------------------

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

Exhibit
Number                                            Exhibits
--------------------------------------------------------------------------------

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
                                1997, between Toreador Royalty Corporation and
                                Edward C. Marhanka (previously filed as Exhibit
                                10.4 to Toreador Royalty

Exhibit
Number                                            Exhibits
--------------------------------------------------------------------------------


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
                                April 25, 1995, between Toreador Royalty
                                Corporation and each of the members of our Board
                                of Directors (previously filed as

Exhibit
Number                                            Exhibits
--------------------------------------------------------------------------------


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
                                December 15, 1998, between Toreador Royalty
                                Corporation and

Exhibit
Number                                            Exhibits
--------------------------------------------------------------------------------

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
                                between Compass Bank and Tormin, Inc.
                                (previously filed as Exhibit 10.5 to Toreador
                                Royalty Corporation Current Report on Form 8-K
                                filed with the Securities and Exchange
                                Commission on December 31, 1998, and
                                incorporated herein by reference).

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
                                between Compass Bank, as Lender, Toreador
                                Royalty Corporation, Toreador Exploration &
                                Production Inc, and Tormin, Inc., as Borrowers,
                                and Toreador Acquisition Corporation, as
                                Guarantor (previously filed as Exhibit 10.1 to
                                Toreador Royalty Corporation Current Report on
                                Form 8-K, filed on October 27, 1999, and
                                incorporated herein by reference).

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
                                1999, between Compass Bank, as Lender, and
                                Toreador Royalty Corporation, Toreador
                                Exploration & Production Inc. and Tormin, Inc.,
                                as Borrowers, and Toreador Acquisition
                                Corporation, as Guarantor (previously filed as
                                Exhibit 10.3 to Toreador Royalty Corporation
                                Current Report on Form 8-K

Exhibit
Number                                            Exhibits
--------------------------------------------------------------------------------

                                filed on January 6, 2000, and incorporated herein by reference).

                  27.1*    -    Financial Data Schedule.


--------------------
*    Filed herewith.
+    Management contract or compensatory plan