Form 10-Q
period 2000-06-30
TOREADOR RESOURCES CORP
filed 2000-08-08
CIK 98720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------                SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000
                                                 -------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------                SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                          Commission file number 0-2517
                                                 ------


                         TOREADOR RESOURCES CORPORATION
                         ------------------------------
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
                  Yes  X                  No
                      ---                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding at June 30, 2000
--------------------------------                   ----------------------------
Common Stock, $0.15625 par value                         5,148,371 shares

                         TOREADOR RESOURCES CORPORATION

                                      INDEX


                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets
                June 30, 2000  and December 31, 1999                                                    2

            Consolidated Statements of Operations
                Three and Six Months Ended June 30, 2000 and 1999                                       3

            Consolidated Statements of Cash Flows
                Three and Six Months Ended June 30, 2000 and 1999                                       4

            Notes to Consolidated Financial Statements                                                  5

   Item 2.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                   7

   Item 3.   Quantitative and Qualitative Disclosure about Market Risk                                 12

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings                                                                         13

   Item 2.   Changes in Securities and Use of Proceeds                                                 13

   Item 3.   Defaults Upon Senior Securities                                                           13

   Item 4.   Submission of Matters to a Vote of Security Holders                                       13

   Item 5.   Other Information                                                                         13

   Item 6.   Exhibits and Reports on Form 8-K                                                          14

                Signatures                                                                             19

                Index to Exhibits                                                                      20

                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   TOREADOR RESOURCES CORPORATION

                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)


                                                        June 30,     December 31,
                                                         2000            1999
                                                     ------------    ------------

ASSETS
Current assets:
    Cash and cash equivalents                        $    253,438    $    341,463
    Short-term investments                                     --          13,682
    Accounts and notes receivable                       1,518,811       1,112,502
    Marketable securities                                      --          36,251
    Other                                                 362,475          73,995
                                                     ------------    ------------

      Total current assets                              2,134,724       1,577,893
                                                     ------------    ------------

Properties and equipment, less accumulated
        depreciation, depletion and amortization       23,708,042      24,423,537

Other assets                                              301,002         328,391
Deferred tax benefit                                      107,855         126,159
                                                     ------------    ------------

      Total assets                                   $ 26,251,623    $ 26,455,980
                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities         $    363,006    $    717,965
    Federal income taxes payable                          469,847         171,317
    Current portion of long-term debt                     387,877         250,000
                                                     ------------    ------------

      Total current liabilities                         1,220,730       1,139,282

Long-term debt                                         13,760,000      14,666,500

                                                     ------------    ------------
      Total liabilities                                14,980,730      15,805,782
                                                     ------------    ------------

Stockholders' equity:
    Preferred stock, $1.00 par value, 4,000,000
        shares authorized; 160,000 issued                 160,000         160,000
    Common stock, $0.15625 par value, 20,000,000
        shares authorized; 5,651,571 shares issued        883,058         883,058
    Capital in excess of par value                      8,234,380       8,234,380
    Retained earnings                                   3,410,348       2,677,382
    Accumulated other comprehensive loss                       --         (35,530)
                                                     ------------    ------------
                                                       12,687,786      11,919,290
    Treasury stock at cost:
        503,200 and 475,500 shares                     (1,416,893)     (1,269,092)
                                                     ------------    ------------

      Total stockholders' equity                       11,270,893      10,650,198
                                                     ------------    ------------

      Total liabilities and stockholders' equity     $ 26,251,623    $ 26,455,980
                                                     ============    ============



The Company uses the successful efforts method of accounting for its oil and gas producing activities.


        See accompanying notes to the consolidated financial statements.

                         TOREADOR RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                           JUNE 30,                     JUNE 30,
                                                  --------------------------   ---------------------------
                                                      2000          1999           2000           1999
                                                  -----------   ------------    -----------    -----------

Revenues:
    Oil and gas sales                             $ 2,421,301   $   901,385    $ 4,778,381    $ 1,532,401
    Lease bonuses and rentals                         178,788       145,274        246,879        196,625
    Interest and other income                           5,042        31,183         14,833         66,267
    Loss on sale of marketable securities                  --            --        (54,076)            --
    Gain on sale of properties and other assets        58,913            --         58,913        557,227
                                                  -----------   -----------    -----------    -----------

      Total revenues                                2,664,044     1,077,842      5,044,930      2,352,520
                                                  -----------   -----------    -----------    -----------

Costs and expenses:
    Lease operating                                   464,503       112,136        841,214        256,587
    Depreciation, depletion and amortization          473,364       181,879        982,794        403,027
    Geological and geophysical                         50,873        35,123        103,641        168,496
    General and administrative                        489,105       439,748        986,096        920,174
    Interest                                          336,039       177,791        664,914        353,898
                                                  -----------   -----------    -----------    -----------

      Total costs and expenses                      1,813,884       946,677      3,578,659      2,102,182
                                                  -----------   -----------    -----------    -----------


Income before federal income taxes                    850,160       131,165      1,466,271        250,338

Provision for federal income taxes                    292,054        44,169        501,530         85,115
                                                  -----------   -----------    -----------    -----------

Net income                                            558,106        86,996        964,741        165,223
                                                  -----------   -----------    -----------    -----------

Dividends on common shares                             51,775            --         51,775             --
Dividends on preferred shares                          90,000        90,000        180,000        180,000
                                                  -----------   -----------    -----------    -----------

Income (loss) applicable to common shares         $   416,331   $    (3,004)   $   732,966    $   (14,777)
                                                  ===========   ===========    ===========    ===========

Basic and diluted income per share                $      0.08   $      0.00    $      0.14    $      0.00
                                                  ===========   ===========    ===========    ===========

Weighted average shares outstanding
Basic                                               5,153,371     5,178,338      5,162,771      5,192,004
Diluted                                             5,295,028     5,195,421      5,304,428      5,209,087






        See accompanying notes to the consolidated financial statements.

                         TOREADOR RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                        FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                                JUNE 30,                       JUNE 30,
                                                                        --------------------------    --------------------------
                                                                            2000           1999           2000           1999
                                                                        -----------    -----------    -----------    -----------

Cash flows from operating activities:
    Net income                                                          $   558,106    $    86,996    $   964,741    $   165,223
    Adjustments to reconcile net income to
     net cash provided (used) by operating activities:

      Depreciation, depletion and amortization                              473,364        181,879        982,794        403,027
      Loss on sale of marketable securities                                      --             --         54,076             --
      Gain on sale of properties and other assets                           (58,913)            --        (58,913)      (557,227)
      Increase in accounts receivable                                      (191,531)       (10,611)      (406,309)       (15,315)
      Increase in other current assets                                     (244,180)       (65,063)      (288,480)      (154,829)
      Increase (decrease) in accounts payable and accrued liabilities        24,386       (316,766)      (354,959)      (360,903)
      Increase in federal income taxes payable                              139,054             --        298,530             --
      (Increase) decrease in other assets                                    10,650       (155,435)        27,389       (137,163)
      Deferred tax expense                                                       --         44,169             --         85,115
      Other                                                                      --             --             --          2,175
                                                                        -----------    -----------    -----------    -----------
      Net cash provided (used) by operating activities                      710,936       (234,831)     1,218,869       (569,897)
                                                                        -----------    -----------    -----------    -----------

Cash flows from investing activities:
     Expenditures for oil and gas property and equipment                   (233,257)       (16,088)      (397,318)       (92,737)
     Proceeds from lease bonuses and rentals                                 16,898         76,500         25,080         76,500
     Sale of short-term investments                                              --        490,000         13,682        123,662
     Sale (purchase) of marketable securities                                    --              1             --        (30,410)
     Proceeds from sale of marketable securities                                 --             --         36,009             --
     Proceeds from sale of properties and other assets                      175,417             --        175,417        740,050
     Purchase of furniture and fixtures                                      (9,339)        (4,928)       (11,565)       (48,195)
                                                                        -----------    -----------    -----------    -----------
     Net cash provided (used) by investing activities                       (50,281)       545,485       (158,695)       768,870
                                                                        -----------    -----------    -----------    -----------

Cash flows from financing activities:
    Repayments of long-term debt                                           (451,711)      (340,000)      (768,623)      (600,000)
    Payment of preferred  and common dividends                             (141,775)       (90,000)      (231,775)      (180,000)
    Purchase of treasury stock                                              (84,503)       (53,323)      (147,801)       (53,323)
                                                                        -----------    -----------    -----------    -----------
    Net cash used by financing activities                                  (677,989)      (483,323)    (1,148,199)      (833,323)
                                                                        -----------    -----------    -----------    -----------

Net decrease in cash and cash equivalents                                   (17,334)      (172,669)       (88,025)      (634,350)

Cash and cash equivalents, beginning of period                              270,772        264,506        341,463        726,187
                                                                        -----------    -----------    -----------    -----------

Cash and cash equivalents, end of period                                $   253,438    $    91,837    $   253,438    $    91,837
                                                                        ===========    ===========    ===========    ===========

Supplemental schedule of cash flow information:
     Cash paid during the period for:
        Interest expense                                                $   325,874        204,848    $   728,345    $   304,233
        Income taxes paid                                                   150,000             --        200,000             --


        See accompanying notes to the consolidated financial statements.

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three and six months ended June 30, 2000 and 1999

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the 1999 Annual Report on Form 10-K of Toreador Royalty Corporation (along with Toreador Resources Corporation, the "Company"). In the opinion of the Company's management, the information furnished herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three and six months ended June 30, 2000 may not necessarily be indicative of the results for the year ending December 31, 2000.

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

NOTE 3 - LONG-TERM DEBT

         A new credit agreement was entered into as of September 30, 1999 with Compass Bank that amended the existing facility (as amended, the "Facility"). The amendment increased the line of credit under the Facility up to $25,000,000 subject to the underlying collateral value. The Facility is a revolving line of credit collateralized by various oil and gas interests owned by us. The interest rate is equal to the prime rate less one-quarter as long as the amount borrowed is greater than 80% of the borrowing base as defined by the lender ($14,335,000 at June 30, 2000). The rate will drop an additional one-half percent if the amount borrowed drops below 80% of the borrowing base. In addition, the Facility has a commitment fee of .375% per annum on unused amounts and a letter of credit fee of .875% per annum. The interest rate of the Facility at June 30, 2000 was 9.25%, and we are currently not subject to any fees. The maturity date of the Facility is October 1, 2002. As of June 30, 2000, the outstanding balance of the Facility was $13,760,000.

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

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three and six months ended June 30, 2000 and 1999

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

         We obtained a term promissory note (the "Note" as amended) in December of 1999. The Note was terminated on May 31, 2000, and the remaining unpaid balance of $2,000,000 was incorporated into the Facility as part of the third amendment to the credit agreement.

         On December 22, 1999, we purchased 50% of certain oil and gas working interests of Lario Oil & Gas Company located in Finney County, Kansas, pursuant to a Purchase and Sale Agreement dated as of November 24, 1999, between Lario and Toreador. The purchase price for the interests was $5,500,000, consisting of $5,000,000 cash and an agreement to pay the amount of $500,000 on an installment basis. Half of this amount ($250,000) is to be repaid by Toreador on a monthly basis, plus interest at prime plus 1%, amortized over 13 months beginning January, 2000. The remaining $250,000 plus interest at prime plus 1% (which is currently 10.50% per annum) is to be repaid by Toreador on January 23, 2001.

NOTE 4 - EARNINGS PER ORDINARY SHARE

         The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations:

                                                                      Income             Shares            Per Share
                                                                    (Numerator)       (Denominator)          Amount
                                                                    -----------       -------------        ---------
Six months ended June 30, 2000:

Net income                                                           $ 964,741
Less: Dividends on preferred  and common shares                        231,775
                                                                     ---------
Income applicable to common shares                                     732,966
Basic income per share                                                                 5,162,771            $ 0.14
                                                                                                            ======
Effect of dilutive securities: Stock options                                --           141,657
                                                                     ---------         ---------
Income applicable to common shares and
   assumed conversions                                               $ 732,966         5,304,428            $ 0.14
                                                                     =========         =========            ======

                         TOREADOR RESOURCES CORPORATION

            For the three and six months ended June 30, 2000 and 1999

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         General

         On June 5, 2000, the Company changed its name from "Toreador Royalty Corporation" to "Toreador Resources Corporation" by merging a wholly-owned subsidiary of the Company with and into the Company pursuant to Section 253 of the Delaware General Corporation law. A Certificate of Ownership and Merger was filed with the Secretary of State of the State of Delaware to effect the name change. The sole purpose and effect of the merger was to change the name of the Company to Toreador Resources Corporation. The Company continues to be listed on the Nasdaq National Market under the symbol "TRGL."

         In June, 2000, the Company redeemed the Stock Purchase Rights issued pursuant to the Rights Agreement dated as of April 3, 1995. This Rights Agreement is more commonly known as a "poison pill." The commitment to redeem the poison pill was made by Toreador's Board of Directors at the time of the re-structuring of the Company's Board and management in July 1998. The Company believes that removal of this device will further align the economic interests of the Board, the management and the stockholders of the Company. In redeeming the rights, the Board authorized a one-time payment of $.01 per common share, which was paid on June 15, 2000 to stockholders of record on June 5, 2000.

         Overview

         The Company's business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a program of exploration and development drilling and strategic acquisitions of oil and gas properties. A substantial portion of the Company's growth has been the result of proved reserve acquisitions. The Company's capital expenditure plans for 2000 include the investment of approximately $1 million in California, Kansas and Texas for exploratory and developmental drilling projects. See section entitled "-- Liquidity and Capital Resources."

         The highest priority during 2000 has been to actively pursue opportunities to make high quality acquisitions that meet or exceed the Company's economic criteria. On July 5th Toreador announced that an agreement in principle had been reached to acquire Texona Petroleum Corporation (a privately held Houston-based oil and gas exploration & production company) by means of a share-for-share reverse triangular merger. Texona's properties, most of which are working interest properties, are located in 12 states, principally in Oklahoma, Louisiana and Texas. If the transaction is ultimately consummated, we expect to acquire all of the outstanding stock of Texona in exchange for approximately 1,025,000 shares of our common stock on the effective date of the transaction, with a commitment to issue an additional 85,000 shares (or cash of an equivalent value) on or prior to June 1, 2001. If the merger is consummated, we would add approximately 5,529 MMCF and 431 MBBL to our existing reserve base. Management believes that this merger will have a positive impact upon our future liquidity assuming that current favorable oil and gas pricing continues. The Company currently anticipates that the transaction will close on or about August 15, 2000.

                         TOREADOR RESOURCES CORPORATION

            For the three and six months ended June 30, 2000 and 1999

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         On July 11, Toreador announced the acquisition of a 35% interest in EnergyNet.com, Inc. ("EnergyNet"). EnergyNet, which is headquartered in Amarillo, Texas, auctions oil and gas properties on a real time, on-line basis. This acquisition formally closed on July 31, 2000. Management believes that EnergyNet is the business and technological leader in the conduct of on-line auctions for oil and gas properties. Mr. William W. Britain serves as President and Chief Executive Officer. Under the terms of the agreement, we will issue 100,000 shares of our common stock along with cash payments totalling $200,000 in return for our receiving 35% of EnergyNet's outstanding common shares. The Company expects that EnergyNet will be an important strategic affiliate as we work towards our goal of being a more proactive manager of our portfolio of oil and gas properties.

         Disclosures Regarding Forward-Looking Statements

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any forward-looking statements herein are subject to certain risks and uncertainties inherent in petroleum exploration, development and production, including, but not limited to the risk (1) that no commercially productive oil and gas reservoirs will be encountered; (2) that acquisitions of additional producing properties may not occur or be feasible, or that such acquisitions may not be profitable; (3) that inconclusive results from 3-D seismic projects may occur; (4) that delays or cancellation of drilling operations may result from a variety of factors; (5) that oil and gas prices may be volatile due to economic and other conditions;
(6) from intense competition in the oil and gas industry; (7) of operational risks (e.g., fires, explosions, blowouts, cratering and loss of production); (8) of insurance coverage limitations and requirements; and (9) of potential liability imposed by intense governmental regulation of oil and gas production; all of which are beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and otherwise in this report.

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

         We plan to continue to actively pursue exploration and development opportunities on our own mineral acreage in order to take advantage of the current favorable level of crude oil and

                         TOREADOR RESOURCES CORPORATION

            For the three and six months ended June 30, 2000 and 1999

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

natural gas prices. We have also expanded our exploration focus to geologic regions, particularly those areas with proven and attractive gas reserves, that can provide potentially better rates of return on our capital resources. We also plan to evaluate 3-D seismic projects or drilling prospects generated by third party operators. If judged geologically and financially attractive by our management, we will enter into joint ventures on those third party projects or prospects which are within the capital exploration budget approved by our board of directors.

         We also intend to actively pursue and evaluate opportunities to acquire producing properties that represent unique opportunities for us to add additional reserves to our reserve base. Any such acquisitions will be financed using cash on hand, third party sources, existing credit facilities or any combination thereof.

         Our remaining 2000 capital and exploratory budget, excluding any acquisitions we may make, could range from $750,000 to $1,000,000, depending on the timing of any new seismic surveys and drilling of exploratory and development wells in which we may hold a working interest position.

         At the present time, the primary source of capital for financing our operations is our cash flow from operations. During the first six months of 2000, cash flow provided by operation activities was $1,218,869.

         During the six months ended June 30, 2000, the Company has repaid $768,623 of long-term debt. Management intends to continue its focus on repayment of debt for the remainder of 2000 through the use of the Company's working capital.

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

         Through June 30, 2000 we have used $1,416,893 of our cash reserves to purchase 503,200 shares of our Common Stock pursuant to three share repurchase programs and discretionary repurchases of our stock subject to cash availability as approved by the board of directors. On July 23, 1998, our board of directors temporarily suspended the policy of share repurchases to instead use the Company's excess cash resources toward funding our participation in third party operated 3-D projects or drilling prospects and acquisition of producing oil and gas properties. On March 23, 1999, our board of directors had reinstated the Common Stock repurchase program enabling the Company to purchase the remaining 117,300 shares available under the third stock repurchase plan from time to time and depending on market conditions. There are 52,500 shares available for repurchase under the program as of June 30, 2000. The Company does not rule out the possibility of increasing the number of shares authorized for repurchase in the future in the event the Company believes that the price of its stock does not more accurately reflect the economic gains made over the past 24 months.

                         TOREADOR RESOURCES CORPORATION

            For the three and six months ended June 30, 2000 and 1999

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

   THREE MONTHS ENDED JUNE 30, 2000 VS.
         THREE MONTHS ENDED JUNE 30, 1999

         Revenues for the second quarter of 2000 were $2,664,044 versus $1,077,842 for the same period in 1999, representing an increase of 147%. Oil and gas sales were $2,421,301 on volumes of 55,145 Bbls of oil and 246,335 Mcf of natural gas for the second quarter of 2000 as compared to $901,385 on volumes of 30,748 Bbls and 213,983 Mcf in the second quarter of 1999. This 169% increase in oil and gas sales reflects a 79% and 15% increase in oil and gas volumes, respectively, resulting from acquisitions made during 1999, in addition to a substantial increase in oil and gas prices. The average price for second quarter 2000 oil sales increased 72% to $27.20/Bbl compared to $15.84/Bbl for the same quarter in 1999. The average price for second quarter 2000 gas sales increased 102% to $3.61/Mcf compared to $1.79/Mcf for the same period in 1999. Net lease bonuses and rentals for the second quarter of 2000 were $178,788 versus $145,274 for the same period in 1999 due to increased activity on the Southeastern States Holdings. Gain on sale of properties and other assets was $58,913 for the second quarter of 2000 as compared to none for the same quarter in 1999, as the result of the sale of over 20 properties.

         Costs and expenses for the second quarter of 2000 were $1,813,884 versus $946,677 for the same period in 1999. Lease operating expenses increased 314% to $464,503 in 2000 from $112,136 in 1999. This increase was principally a result of adding working interest properties acquired from Lario Oil & Gas Company in December 1999. In addition to the normal lease operating expenses for the quarter, there were budgeted workovers conducted that amounted to $176,677 during the second quarter, principally on the Lario properties. Depreciation, depletion and amortization increased 160% to $473,364 for the second quarter of 2000 from $181,879 in 1999, primarily reflecting depletion related to the aforementioned increased oil and gas sales volumes. Geological and geophysical expenses increased slightly to $50,873 for the second quarter of 2000 from $35,123 in 1999. General and administrative expenses increased a modest 11% to $489,105 in the second quarter of 2000 from $439,748 for the same period a year ago, due mainly to increased personnel levels.

         During the second quarter of 2000 the Company incurred $336,039 in interest expense related to the financing for acquisitions made in 1998 and 1999, and the Company paid $141,775 for dividends to preferred shareholders and in payment for the redemption of the Stock Purchase Rights under the Company's poison pill. In the same period for 1999 the interest expense was $177,791 and the dividend payments were $90,000.

         The Company recognized net income applicable to common shares of $416,331, or $0.08 per share (basic and diluted), for the second quarter of 2000 versus a net loss of $3,004, or $0.00 per share (basic and diluted), for the same period in 1999.

                         TOREADOR RESOURCES CORPORATION

            For the three and six months ended June 30, 2000 and 1999

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

   SIX MONTHS ENDED JUNE 30, 2000 VS.
      SIX MONTHS ENDED JUNE 30, 1999

         Revenues for the six months ended June 30, 2000 were $5,044,930 versus $2,352,520 for the same period in 1999. Oil and gas sales for the six months ended June 30, 2000 were $4,778,381 on volumes of 115,972 Bbls of oil and 525,694 Mcf of natural gas as compared to $1,532,401 on volumes of 69,591 Bbls and 391,970 Mcf for the same period in 1999. The $3,245,980 or 114% increase in oil and gas sales represents a 67% and 34% increase in oil and gas volumes, respectively, resulting from acquisitions made during 1999 in addition to a substantial increase in oil and gas prices. Average oil prices increased 128% to $26.80/Bbl for the six months ended June 30, 2000 from $11.78/Bbl for the six months ended June 30, 1999. Average gas prices increased 76% to $3.07/Mcf for the six months ended June 30, 2000 from $1.74/Mcf for the six months ended June 30, 1999. Lease bonuses and rentals increased to $246,879 for the six months ended June 30, 2000 compared to $196,625 for the prior-year period. This increase was primarily attributable to lease bonus on acreage in the Southeastern States Holdings. Gain on sales of properties and other assets decreased to $58,913 for the six months ended June 30, 2000 versus the $557,227 recorded during the same six month period of 1999, due to the sale of a large mineral holding in the first quarter of 1999.

         Costs and expenses for the six months ended were $3,578,659 versus $2,102,182 for the same period in 1999. Lease operating expenses increased to $841,214 for the six months ended June 30, 2000 from $256,587 for the same period in 1999.This increase was principally a result of adding working interest properties acquired from Lario Oil & Gas Company in December 1999. In addition to the normal lease operating expenses for the quarter, there were budgeted workovers conducted that amounted to $204,817 during the first and second quarters of 2000, principally on the Lario properties. Depreciation, depletion and amortization increased 144% to $982,794 for the first six months in 2000 from $403,027 for the same period in 1999, reflecting depletion related to the aforementioned increase in oil and gas sales volumes. Geological and geophysical expenses decreased 39% to $103,641 for the six months ended June 30, 2000 from $168,496 for the prior-year period as a result of the completion of the first stage of our 3-D seismic projects during the first quarter of 2000. General and administrative expenses increased to $986,096 for the six months ended June 30, 2000 from $920,174 for the same period a year ago, primarily due to increased payroll costs.

         During the six months ended June 30, 2000 the Company incurred $664,914 in interest expense related to the financing for acquisitions made in 1998 and 1999, and the Company paid $231,775 for dividends to preferred shareholders and in payment for the redemption of the Stock Purchase Rights under the Company's poison pill. In the same period for 1999 the interest expense was $353,898 and the dividend payments were $180,000.

         The Company recognized net income applicable to common shares of $732,966, or $0.14 per share (basic and diluted), for the six months ended June 30, 2000 versus net loss applicable to common shares of $14,777, or $0.00 per share (basic and diluted) for the same period in 1999.

                         TOREADOR RESOURCES CORPORATION

            For the three and six months ended June 30, 2000 and 1999

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on our consolidated financial statements as we do not currently have any derivative or hedging instruments. This statement will be applicable to the Company effective January 1, 2001.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Inapplicable.

                         TOREADOR RESOURCES CORPORATION

                                  June 30, 2000

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS -- INAPPLICABLE.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS -- INAPPLICABLE.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES -- INAPPLICABLE.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on May 18, 2000. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for directors in the proxy statement dated April 28, 2000, and all such nominees were elected, as detailed below.

                                                                                          Abstentions and
       Name                           For                       Withheld                 Broker Non-Votes
       ----                           ---                       --------                 ----------------
J. W. Bullion                      4,671,421                      4,640                          --
Edward Nathan Dane                 4,672,121                      3,940                          --
Peter L. Falb                      4,672,121                      3,940                          --
G. Thomas Graves III               4,669,977                      6,084                          --
Thomas P. Kellogg, Jr.             4,670,221                      5,840                          --
William I. Lee                     4,672,121                      3,940                          --
John Mark McLaughlin               4,671,177                      4,884                          --

ITEM 5. OTHER INFORMATION -- INAPPLICABLE.

                         TOREADOR RESOURCES CORPORATION

                                  June 30, 2000


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) The following exhibits are included herein:

         No.               Description of Exhibit:

         2.1      -        Certificate of Ownership and Merger merging Toreador
                           Resources Corporation into Toreador Royalty
                           Corporation, effective June 5, 2000 (previously filed as Exhibit 2.1 to Toreador Resources Corporation
                           Current Report on Form 8-K filed on June 5, 2000, and incorporated herein by reference).

         3.1      -        Certificate of Incorporation, as amended, of Toreador
                           Royalty Corporation (previously filed as Exhibit 3.1 to Toreador Royalty Corporation Annual Report on Form
                           10-K for the year ended December 31, 1998, and incorporated herein by reference).

         3.2      -        Amended and Restated Bylaws, as amended, of Toreador
                           Royalty Corporation (previously filed as Exhibit 3.2 to Toreador Royalty Corporation Annual Report on Form
                           10-K for the year ended December 31, 1998, and incorporated herein by reference).

         3.3      -        Amendment to Bylaws of Toreador Royalty Corporation,
                           dated April 21, 1997 (previously filed as Exhibit 3.7 to Toreador Royalty Corporation Annual Report on Form
                           10-K for the year ended December 31, 1997, and incorporated herein by reference).

         3.4      -        Amendment to Bylaws of Toreador Royalty Corporation,
                           dated June 25, 1998 (previously filed as Exhibit 3.1 to Toreador Royalty Corporation Current Report on
                           Form 8-K filed with the Securities and Exchange
                           Commission on July 1, 1998, and incorporated herein by reference).

         3.5      -        Certificate of Designations of Series A Junior
                           Participating Preferred Stock of Toreador Royalty
                           Corporation, dated April 3, 1995 (previously filed as
                           Exhibit 3 to Toreador Royalty Corporation Quarterly
                           Report on Form 10-Q for the quarterly period ended
                           June 30, 1995, and incorporated herein by reference).

         3.6      -        Certificate of Designation of Series A Convertible
                           Preferred Stock of Toreador Royalty Corporation, dated December 14, 1998 (previously filed as Exhibit
                           10.3 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange
                           Commission on December 31, 1998, and incorporated herein by reference).

         4.1      -        Form of Letter Agreement regarding Series A
                           Convertible Preferred Stock, dated as of March 15,
                           1999, between Toreador Royalty Corporation and the holders of Series A Convertible Preferred Stock
                           (previously filed as Exhibit 4.1 to Toreador Royalty
                           Corporation Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

         4.2      -        Registration Rights Agreement, effective December 16,
                           1998, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 10.2 to Toreador Royalty Corporation Current Report on Form
                           8-K filed with the Securities and Exchange Commission on December 31, 1998, and incorporated herein by reference).

         4.3      -        Settlement Agreement, dated June 25, 1998, among the
                           Gralee Persons, the Dane Falb Persons and Toreador
                           Royalty Corporation (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Current Report on
                           Form 8-K filed with the Securities and Exchange
                           Commission on July 1, 1998, and incorporated herein by reference).

         4.4      -        Stockholder Voting Agreement, dated June 25, 1998,
                           among the Gralee Persons, the Dane Falb Persons and
                           Current Management (previously filed as Exhibit 10.2 to Toreador Royalty Corporation Current Report on
                           Form 8-K filed with the Securities and Exchange
                           Commission on July 1, 1998, and incorporated herein by reference).

         10.1+    -        Form of Stock Option Agreement, between Toreador
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

         10.23    -        Purchase and Sale Agreement, effective November 24,
                           1999, between Lario Oil & Gas Company and Toreador
                           Exploration & Production Inc. (previously filed as
                           Exhibit 10.1 to Toreador Royalty Corporation Current
                           Report on Form 8-K filed on January 6, 2000, and incorporated herein by reference).

         10.24    -        First Amendment to Loan Agreement, dated December 17,
                           1999, between Compass Bank, as Lender, and Toreador
                           Royalty Corporation, Toreador Exploration &
                           Production Inc. and Tormin, Inc., as Borrowers, and
                           Toreador Acquisition Corporation, as Guarantor
                           (previously filed as Exhibit 10.2 to Toreador Royalty
                           Corporation Current Report on Form 8-K filed on
                           January 6, 2000, and incorporated herein by reference).

         10.25    -        Term Promissory Note, effective December 17, 1999,
                           between Compass Bank, as Lender, and Toreador Royalty
                           Corporation, Toreador Exploration & Production Inc.
                           and Tormin, Inc., as Borrowers, and Toreador
                           Acquisition Corporation, as Guarantor (previously filed as Exhibit 10.3 to Toreador Royalty Corporation
                           Current Report on Form 8-K filed on January 6, 2000, and incorporated herein by reference).

         10.26*   -        Third Amendment to Loan Agreement, dated May 31,
                           2000, between Compass Bank, as Lender, and Toreador
                           Royalty Corporation, Toreador Exploration &
                           Production Inc. and Tormin, Inc., as Borrowers, and
                           Toreador Acquisition Corporation, as Guarantor.

         27.1*    -        Financial Data Schedule.

----------
*    Filed herewith.

+    Management contract or compensatory plan

         (b) Reports on Form 8-K:

                  On June 5, 2000, the Company filed a Current Report on Form 8-K with respect to its name change from Toreador Royalty Corporation to Toreador Resources Corporation.

                  On June 5, 2000, the Company filed a Current Report on Form 8-K with respect to the redemption of the Stock Purchase Rights issued pursuant to the Rights Agreement dated as of April 3, 1995.

                         TOREADOR RESOURCES CORPORATION

                                  June 30, 2000



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TOREADOR RESOURCES CORPORATION,
                                          Registrant


August 8, 2000                            /s/ G. Thomas Graves III
                                          -------------------------------------
                                          G. Thomas Graves III,
                                          President and Chief Executive Officer


August 8, 2000                            /s/ Douglas W. Weir
                                          -------------------------------------
                                          Douglas W. Weir
                                          Vice President-Finance and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)

                         TOREADOR RESOURCES CORPORATION

                                  June 30, 2000

                                INDEX TO EXHIBITS

       EXHIBIT
         NO.               DESCRIPTION
       -------             -----------
         2.1      -        Certificate of Ownership and Merger merging Toreador
                           Resources Corporation into Toreador Royalty
                           Corporation, effective June 5, 2000 (previously filed
                           as Exhibit 2.1 to Toreador Resources Corporation
                           Current Report on Form 8-K filed on June 5, 2000, and
                           incorporated herein by reference).

         3.1       -       Certificate of Incorporation, as amended, of Toreador
                           Royalty Corporation (previously filed as Exhibit 3.1
                           to Toreador Royalty Corporation Annual Report on Form
                           10-K for the year ended December 31, 1998, and
                           incorporated herein by reference).

         3.2      -        Amended and Restated Bylaws, as amended, of Toreador
                           Royalty Corporation (previously filed as Exhibit 3.2
                           to Toreador Royalty Corporation Annual Report on Form
                           10-K for the year ended December 31, 1998, and
                           incorporated herein by reference).

         3.3      -        Amendment to Bylaws of Toreador Royalty Corporation,
                           dated April 21, 1997 (previously filed as Exhibit 3.7
                           to Toreador Royalty Corporation Annual Report on Form
                           10-K for the year ended December 31, 1997, and
                           incorporated herein by reference).

         3.4      -        Amendment to Bylaws of Toreador Royalty Corporation,
                           dated June 25, 1998 (previously filed as Exhibit 3.1
                           to Toreador Royalty Corporation Current Report on
                           Form 8-K filed with the Securities and Exchange
                           Commission on July 1, 1998, and incorporated herein
                           by reference).

         3.5      -        Certificate of Designations of Series A Junior
                           Participating Preferred Stock of Toreador Royalty
                           Corporation, dated April 3, 1995 (previously filed as
                           Exhibit 3 to Toreador Royalty Corporation Quarterly
                           Report on Form 10-Q for the quarterly period ended
                           June 30, 1995, and incorporated herein by reference).

         3.6      -        Certificate of Designation of Series A Convertible
                           Preferred Stock of Toreador Royalty Corporation,
                           dated December 14,

                           1998 (previously filed as Exhibit 10.3 to Toreador
                           Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, and incorporated herein by reference).

         4.1      -        Form of Letter Agreement regarding Series A
                           Convertible Preferred Stock, dated as of March 15,
                           1999, between Toreador Royalty Corporation and the
                           holders of Series A Convertible Preferred Stock
                           (previously filed as Exhibit 4.1 to Toreador Royalty
                           Corporation Annual Report on Form 10-K for the year
                           ended December 31, 1998, and incorporated herein by
                           reference).

         4.2      -        Registration Rights Agreement, effective December 16,
                           1998, among Toreador Royalty Corporation and persons
                           party thereto (previously filed as Exhibit 10.2 to
                           Toreador Royalty Corporation Current Report on Form
                           8-K filed with the Securities and Exchange Commission
                           on December 31, 1998, and incorporated herein by
                           reference).

         4.3      -        Settlement Agreement, dated June 25, 1998, among the
                           Gralee Persons, the Dane Falb Persons and Toreador
                           Royalty Corporation (previously filed as Exhibit 10.1
                           to Toreador Royalty Corporation Current Report on
                           Form 8-K filed with the Securities and Exchange
                           Commission on July 1, 1998, and incorporated herein
                           by reference).

         4.4      -        Stockholder Voting Agreement, dated June 25, 1998,
                           among the Gralee Persons, the Dane Falb Persons and
                           Current Management (previously filed as Exhibit 10.2
                           to Toreador Royalty Corporation Current Report on
                           Form 8-K filed with the Securities and Exchange
                           Commission on July 1, 1998, and incorporated herein
                           by reference).

         10.1+    -        Form of Stock Option Agreement, between Toreador
                           Royalty Corporation and Donald E. August, John V.
                           Ballard, J. W. Bullion, John Mark McLaughlin, and
                           Jack L. Woods (previously filed as Exhibit 4.6 to
                           Toreador Royalty Corporation Form S-8 (No. 333-14145)
                           filed with the Securities and Exchange Commission on
                           October 15, 1996, and incorporated herein by
                           reference).

         10.2+    -        Stock Option Agreement, dated February 17, 1994,
                           between Toreador Royalty Corporation and Thomas P.
                           Kellogg, Jr. (previously filed as Exhibit 4.7 to
                           Toreador Royalty Corporation Form S-8 (No. 333-14145)
                           filed with the Securities and Exchange Commission on
                           October 15, 1996, and incorporated herein by
                           reference).

         10.3+    -        Form of Stock Option Agreement, between Toreador
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

         10.26*   -        Third Amendment to Loan Agreement, dated May 31,
                           2000, between Compass Bank, as Lender, and Toreador
                           Royalty Corporation, Toreador Exploration &
                           Production Inc. and Tormin, Inc., as Borrowers, and
                           Toreador Acquisition Corporation, as Guarantor.

         27.1*    -        Financial Data Schedule.

*    Filed herewith.

+    Management contract or compensatory plan