Form 10-Q
period 2000-09-30
TOREADOR RESOURCES CORP
filed 2000-11-13
CIK 98720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000
                                               ------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------                SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to
                                                  ----    ----

                          Commission file number 0-2517


                         TOREADOR RESOURCES CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                            75-0991164
---------------------------                               -----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

       4809 Cole Avenue, Suite 108
               Dallas, Texas                                     75205
---------------------------------------                        ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (214) 559-3933
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
                           Yes         X                      No
                                    -------                      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                       Outstanding at September 30, 2000
-------------------------------          ---------------------------------
Common Stock, $0.15625 par value                   6,249,571 shares

                         TOREADOR RESOURCES CORPORATION

                                      INDEX


                                                                         Page
                                                                        Number
                                                                        ------
   PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

             Consolidated Balance Sheets
                September 30, 2000  and December 31, 1999                     2

             Consolidated Statements of Operations
                Three and Nine Months Ended September 30, 2000 and 1999       3

             Consolidated Statements of Cash Flows
                Three and Nine Months Ended September 30, 2000 and 1999       4

             Notes to Consolidated Financial Statements                       5


   Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     8

   Item 3.   Quantitative and Qualitative Disclosure about Market Risk       13

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings                                               14

   Item 2.   Changes in Securities and Use of Proceeds                       14

   Item 3.   Defaults Upon Senior Securities                                 14

   Item 4.   Submission of Matters to a Vote of Security Holders             14

   Item 5.   Other Information                                               14

   Item 6.   Exhibits and Reports on Form 8-K                                15

             Signatures                                                      20

             Index to Exhibits

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TOREADOR RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                   September 30,   December 31,
                                                                        2000           1999
                                                                   ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                                      $    813,244    $    341,463
    Short-term investments                                                   --          13,682
    Accounts and notes receivable                                     2,305,166       1,112,502
    Marketable securities                                                81,250          36,251
    Other                                                               177,959          73,995
                                                                   ------------    ------------

      Total current assets                                            3,377,619       1,577,893
                                                                   ------------    ------------

Properties and equipment, less accumulated
        depreciation, depletion and amortization                     31,683,158      24,423,537

Investment in EnergyNet.com, Inc.                                       606,217              --
Other assets                                                            336,421         328,391
Deferred tax benefit                                                    105,345         126,159
                                                                   ------------    ------------

      Total assets                                                 $ 36,108,760    $ 26,455,980
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                       $    444,270    $    717,965
    Federal income taxes payable                                      1,097,417         171,317
    Current portion of long-term debt                                   329,702         250,000
                                                                   ------------    ------------

      Total current liabilities                                       1,871,389       1,139,282

Long-term debt                                                       15,644,223      14,666,500

                                                                   ------------    ------------
      Total liabilities                                              17,515,612      15,805,782
                                                                   ------------    ------------

Stockholders' equity:
    Preferred stock, $1.00 par value, 4,000,000
        shares authorized; 160,000 issued                               160,000         160,000
    Common stock, $0.15625 par value, 20,000,000
        shares authorized; 6,776,571 and 5,651,571 shares issued      1,058,839         883,058
    Capital in excess of par value                                   14,452,348       8,234,380
    Retained earnings                                                 4,454,883       2,677,382
    Accumulated other comprehensive income (loss)                         4,872         (35,530)
                                                                   ------------    ------------
                                                                     20,130,942      11,919,290
    Treasury stock at cost:
        527,000 and 475,500 shares                                   (1,537,794)     (1,269,092)
                                                                   ------------    ------------

      Total stockholders' equity                                     18,593,148      10,650,198
                                                                   ------------    ------------

      Total liabilities and stockholders' equity                   $ 36,108,760    $ 26,455,980
                                                                   ============    ============


The Company uses the successful efforts method of accounting for its oil and producing activities.


        See accompanying notes to the consolidated financial statements.

                         TOREADOR RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,              SEPTEMBER 30,
                                                    --------------------------   --------------------------
                                                       2000            1999         2000            1999
                                                    -----------    -----------   -----------    -----------
Revenues:
    Oil and gas sales                               $ 3,499,449    $ 1,084,286   $ 8,277,830    $ 2,616,687
    Lease bonuses and rentals                           138,855        122,885       385,734        319,510
    Interest and other income                            13,835         21,571        28,668         87,838
    Equity in the earnings of EnergyNet.com, Inc.       (49,493)            --       (49,493)            --
    Loss on sale of marketable securities                    --             --       (54,076)            --
    Gain on sale of properties and other assets         298,337        294,499       357,250        851,726
                                                    -----------    -----------   -----------    -----------

      Total revenues                                  3,900,983      1,523,241     8,945,913      3,875,761
                                                    -----------    -----------   -----------    -----------

Costs and expenses:
    Lease operating                                     642,092        172,589     1,483,306        429,176
    Depreciation, depletion and amortization            584,708        201,536     1,567,502        604,563
    Geological and geophysical                           73,701        107,189       177,342        275,685
    General and administrative                          510,271        296,249     1,496,367      1,216,423
    Interest                                            359,008        209,808     1,023,922        563,706
                                                    -----------    -----------   -----------    -----------

      Total costs and expenses                        2,169,780        987,371     5,748,439      3,089,553
                                                    -----------    -----------   -----------    -----------


Income before federal income taxes                    1,731,203        535,870     3,197,474        786,208

Provision for federal income taxes                      596,668        182,196     1,098,198        267,311
                                                    -----------    -----------   -----------    -----------

Net income                                            1,134,535        353,674     2,099,276        518,897
                                                    -----------    -----------   -----------    -----------

Dividends on preferred shares                            90,000         90,000       270,000        270,000
                                                    -----------    -----------   -----------    -----------

Income applicable to common shares                  $ 1,044,535    $   263,674   $ 1,829,276    $   248,897
                                                    ===========    ===========   ===========    ===========

Basic income per share                              $      0.19    $      0.05   $      0.35    $      0.05
                                                    ===========    ===========   ===========    ===========

Diluted income per share                            $      0.18    $      0.05   $      0.33    $      0.05
                                                    ===========    ===========   ===========    ===========

Weighted average shares outstanding
Basic                                                 5,507,504      5,181,738     5,277,682      5,188,582
Diluted                                               5,819,255      5,216,738     5,589,433      5,223,582

                         TOREADOR RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                                    --------------------------    --------------------------
                                                                       2000            1999          2000           1999
                                                                    -----------    -----------    -----------    -----------
Cash flows from operating activities:
    Net income                                                      $ 1,134,535    $   353,674    $ 2,099,276    $   518,897
    Adjustments to reconcile net income to
     net cash provided (used) by operating activities:

      Depreciation, depletion and amortization                          584,708        201,536      1,567,502        604,563
      Loss on sale of marketable securities                                  --             --         54,076             --
      Gain on sale of properties and other assets                      (298,337)      (267,450)      (357,250)      (824,677)
      Changes in operating assets and liabilities:
        Increase in accounts receivable                                (274,323)      (179,481)      (680,632)      (194,796)
        Decrease (increase) in other current assets                     189,444        159,431        (99,036)         4,602
        Increase (decrease) in accounts payable and accrued
          liabilities                                                    69,854         36,061       (285,105)      (324,842)
        Increase in federal income taxes payable                        627,570             --        926,100             --
        Increase in other assets                                        (35,419)       (60,263)        (8,030)      (197,426)
        Deferred tax expense                                                 --        182,196             --        267,311
          Other                                                              --             --             --          2,175
                                                                    -----------    -----------    -----------    -----------
          Net cash provided (used) by operating activities            1,998,032        425,704      3,216,901       (144,193)
                                                                    -----------    -----------    -----------    -----------

Cash flows from investing activities:
     Expenditures for oil and gas property and equipment               (574,904)      (219,099)      (972,222)      (311,836)
     Acquisition of Texona Petroleum Corp. (net of cash acquired)      (126,441)    (3,133,824)      (126,441)    (3,133,824)
     Purchase of investment in EnergyNet.com, Inc.                     (155,710)            --       (155,710)            --
     Equity in earnings of EnergyNet.com, Inc.                           49,493             --         49,493
     Proceeds from lease bonuses and rentals                             10,567          8,775         35,647         85,275
     Sale of short-term investments                                          --        334,254         13,682        457,916
     Purchase of marketable securities                                  (73,868)            --        (73,868)            --
     Proceeds from sale of marketable securities                             --        122,300         36,009         91,890
     Proceeds from sale of properties and other assets                  331,937        260,576        507,354      1,000,626
     Purchase of furniture and fixtures                                 (20,224)       (95,582)       (31,789)      (143,777)
                                                                    -----------    -----------    -----------    -----------
          Net cash provided (used) by investing activities             (559,150)    (2,722,600)      (717,845)    (1,953,730)
                                                                    -----------    -----------    -----------    -----------

Cash flows from financing activities:
    Proceeds from issuance of stock                                          --         18,750             --         18,750
    Repayments of long-term debt                                       (668,175)            --     (1,436,798)            --
    Proceeds from long-term debt                                             --      2,355,000             --      1,755,000
    Payment of preferred  and common dividends                          (90,000)       (90,000)      (321,775)      (270,000)
    Purchase of treasury stock                                         (120,901)       (58,152)      (268,702)      (111,475)
                                                                    -----------    -----------    -----------    -----------
          Net cash used by financing activities                        (879,076)     2,225,598     (2,027,275)     1,392,275
                                                                    -----------    -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                    559,806        (71,298)       471,781       (705,648)

Cash and cash equivalents, beginning of period                          253,438         91,837        341,463        726,187
                                                                    -----------    -----------    -----------    -----------

Cash and cash equivalents, end of period                            $   813,244    $    20,539    $   813,244    $    20,539
                                                                    ===========    ===========    ===========    ===========

Supplemental schedule of cash flow information:
     Cash paid during the period for:
          Interest expense                                          $   266,894    $    80,301    $   995,239    $   384,534
          Income taxes paid                                             (27,092)            --        172,098             --

        See accompanying notes to the consolidated financial statements.

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the three and nine months ended September 30, 2000 and 1999

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the 1999 Annual Report on Form 10-K of Toreador Royalty Corporation (along with Toreador Resources Corporation, the "Company"). In the opinion of the Company's management, the information furnished herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three and nine months ended September 30, 2000 may not necessarily be indicative of the results for the year ending December 31, 2000.

NOTE 2 - NON-PRODUCING MINERAL AND ROYALTY INTERESTS

         Principal properties include perpetual mineral and royalty interests acquired by the Company during 1951, 1958, 1998 and 1999. These interests total approximately 1,368,000 net mineral acres underlying approximately 2,643,000 gross acres. These properties include approximately 1,775,000 gross (876,000 net) acres in Mississippi, Alabama and Louisiana, collectively referred to as the "Southeastern States Holdings" and 764,000 gross (460,000 net) acres located in the Texas Panhandle and West Texas, collectively referred to as the "Texas Holdings." We also own various royalty interests in Arkansas, California, Kansas and Michigan covering 102,000 gross (31,000 net) acres, collectively referred to as the "Four States Holdings." It is recognized that the ultimate realization of the investment in these properties is dependent upon future exploration and development operations which are dependent upon satisfactory leasing and drilling arrangements with others and a favorable oil and gas price environment.

NOTE 3 - LONG-TERM DEBT

         A new credit agreement was entered into as of September 30, 1999 with Compass Bank that amended the Company's existing facility (as amended, the "Facility"). The amendment increased the line of credit under the Facility up to $25,000,000, subject to the underlying collateral value. The Facility is a revolving line of credit collateralized by various oil and gas interests owned by us. The interest rate is equal to the prime rate less one-quarter as long as the amount borrowed is greater than 80% of the borrowing base as defined by the lender ($17,000,000 at September 30, 2000). The rate will drop an additional one-half percent if the amount borrowed drops below 80% of the borrowing base. In addition, the Facility has a commitment fee of .375% per annum on unused amounts and a letter of credit fee of .875% per annum. The interest rate of the Facility at September 30, 2000 was 9.25%, and we are currently not subject to any fees. The maturity date of the Facility is October 1, 2002. As of September 30, 2000, the outstanding balance of the Facility was $15,644,223.

         The Facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets and the payment of dividends on common stock, change of control and management and require us to meet

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the three and nine months ended September 30, 2000 and 1999

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

certain financial requirements. Specifically, we must maintain a current ratio of 1.00 to 1.00 and a debt service coverage ratio of not less than 1.25 to 1.00. The Company is in compliance with all covenants as of September 30, 2000.

         The Company obtained a term promissory note (the "Note" as amended) in December of 1999. The Note was terminated on May 31, 2000, and the remaining unpaid balance of $2,000,000 was incorporated into the Facility as part of the third amendment to the credit agreement.

         On December 22, 1999, the Company purchased 50% of certain oil and gas working interests of Lario Oil & Gas Company ("Lario") located in Finney County, Kansas, pursuant to a Purchase and Sale Agreement dated as of November 24, 1999, between Lario and the Company. The purchase price for the interests was $5,500,000, consisting of $5,000,000 cash and an agreement to pay the amount of $500,000 on an installment basis. Half of this amount ($250,000) is to be repaid by the Company on a monthly basis, plus interest at prime plus 1%, amortized over 13 months beginning January, 2000. The remaining $250,000 plus interest at prime plus 1% (which is currently 10.50% per annum) is to be repaid by the Company on January 23, 2001.

NOTE 4 - EARNINGS PER ORDINARY SHARE

         The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations:

                                                                        Income               Shares            Per Share
                                                                      (Numerator)         (Denominator)          Amount
                                                                      -----------         -------------        ---------
Nine months ended September 30, 2000:

Net income                                                           $ 2,099,276
Less: Dividends on preferred shares                                      270,000
                                                                     -----------

Income applicable to common shares                                     1,829,276
Basic income per share                                                                      5,277,682           $ 0.35
                                                                                                                ======


Effect of dilutive securities: Stock options                                  --              311,751
                                                                     -----------            ---------

Income applicable to common shares and
   assumed conversions                                               $ 1,829,276            5,589,433           $ 0.33
                                                                     ===========            =========           ======

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the three and nine months ended September 30, 2000 and 1999

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - BUSINESS COMBINATION

The Company acquired Texona Petroleum Corporation ("Texona") effective September 19, 2000 in a merger accounted for using the purchase method as prescribed by Accounting Principles Board Opinion number 16. In exchange for all of the outstanding stock of Texona, the Company issued 1,025,000 shares of common stock on the effective date of the combination, with a commitment to issue an additional 90,000 to 180,000 shares on or prior to June 1, 2001, subject to stockholders approval. The results of Texona operations included in the consolidated statements of operations are from the effective date of the transaction.

Presented below are the pro-forma results of operations for the nine months ended September 30, 1999 and 2000, as if the combination had occurred at the beginning of the period:

                                                      For the nine months ended
                                                            September 30,
                                                      2000                 1999
                                                      ----                 ----
Revenues                                           $11,408,314       $ 5,923,643

Costs and expenses                                   7,612,819         5,351,505
Provision for federal income taxes                   1,301,525           194,527
Dividends on preferred shares                          270,000           270,000
                                                   -----------       -----------
Income applicable to common shares                 $ 2,223,970       $   107,611
                                                   ===========       ===========

Basic income per share                             $      0.36       $      0.02
Diluted income per share                           $      0.34       $      0.02

                         TOREADOR RESOURCES CORPORATION

         For the three and nine months ended September 30, 2000 and 1999

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         General

         On June 5, 2000, the Company changed its name from "Toreador Royalty Corporation" to "Toreador Resources Corporation." The Company continues to be listed on the Nasdaq National Market under the symbol "TRGL."

         Overview

          The Company's business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a program of exploration and development drilling and strategic acquisitions of oil and gas properties. A substantial portion of the Company's growth has been the result of proved reserve acquisitions. The Company's capital expenditure plan for 2000 called for the investment of approximately $1 million for exploration and development in California, Kansas, Arkansas and Texas. Through September 30, 2000 a total of $900,000 has been invested. Due to the availabilty of excess cash flow, the Company has increased this budget to $1,500,000 for the year of 2000. See the section entitled "-- Liquidity and Capital Resources" below.

         The Company's highest priority during 2000 has been to actively pursue opportunities to make high quality acquisitions that meet or exceed the Company's economic criteria. On September 19, 2000, Toreador closed an agreement and plan of merger to acquire Texona Petroleum Corporation (a privately held Houston-based oil and gas exploration and production company) ("Texona") by means of a share-for-share forward triangular merger. Texona's properties, most of which are working interest properties, are located in 12 states, principally in Oklahoma, Louisiana and Texas. The Company acquired all of the outstanding stock of Texona in exchange for 1,025,000 shares of our common stock that were issued on September 19, 2000, and the Company has committed to issue an additional 90,000 to 180,000 shares on or prior to June 1, 2001, subject to stockholders approval. The additional number of shares that the Company will issue will be determined at the time of issuance based upon a formula provided in the merger agreement. Toreador added approximately 5,529 Mmcf and 431 Mbbl to its proved reserves. Management believes that this merger will have a positive impact upon the Company's future liquidity assuming that current favorable oil and gas pricing continues.

         The Company also has set a high priority on disposing of non-essential assets during 2000. As a result of this emphasis, Toreador has closed property sales totaling over $500,000 during 2000, resulting in net gains of over $350,000. Property sales will continue to be a priority for the remainder of this year and through 2001, with the Company's emphasizing the utilization of EnergyNet.com, Inc. ("EnergyNet") as the medium for the majority of planned dispositions. The Company acquired a 35% interest in EnergyNet in July 2000. Mr.
G. Thomas Graves III, President of Toreador, also serves as Chairman of the Board for EnergyNet.

                         TOREADOR RESOURCES CORPORATION

         For the three and nine months ended September 30, 2000 and 1999

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Disclosures Regarding Forward-Looking Statements

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Any forward-looking statements herein are subject to certain risks and uncertainties inherent in petroleum exploration, development and production, including, but not limited to, the risk (1) that no commercially productive oil and gas reservoirs will be encountered; (2) that acquisitions of additional producing properties may not occur or be feasible, or that such acquisitions may not be profitable; (3) that inconclusive results from 3-D seismic projects may occur; (4) that delays or cancellation of drilling operations may result from a variety of factors; (5) that oil and gas prices may be volatile due to economic and other conditions;
(6) from intense competition in the oil and gas industry; (7) of operational risks (e.g., fires, explosions, blowouts, cratering and loss of production); (8) of insurance coverage limitations and requirements; and (9) of potential liability imposed by intense governmental regulation of oil and gas production; all of which are beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and otherwise in this report.

         Liquidity and Capital Resources

         Historically, most of the exploration activity on Toreador's acreage has been funded and conducted by other oil companies. Exploration activity by third party oil companies typically generates lease bonus and option income to the Company. If such drilling is successful, the Company receives royalty income from the oil or gas production but bears none of the capital or operating costs.

         Toreador plans to continue to actively pursue exploration and development opportunities on its own mineral acreage to take advantage of the current favorable level of crude oil and natural gas prices. The Company has also expanded its exploration focus to geologic regions, particularly those areas with proven and attractive gas reserves, that can provide potentially better rates of return on its capital resources. The Company also plans to evaluate 3-D seismic projects or drilling prospects generated by third party operators. If judged geologically and financially attractive by management, Toreador will enter into joint ventures on those third party projects or prospects which are within the capital exploration budget approved by its board of directors.

                         TOREADOR RESOURCES CORPORATION

         For the three and nine months ended September 30, 2000 and 1999

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Toreador also intends to actively pursue and evaluate opportunities to acquire producing properties that represent unique opportunities for us to add additional reserves to our reserve base. Any such acquisitions will be financed using cash on hand, third party sources, existing credit facilities or any combination thereof.

         The remaining 2000 capital and exploratory budget, excluding any acquisitions that may be made, could range from $500,000 to $750,000, depending on the timing of the drilling of exploratory and development wells in which Toreador holds a working interest position.

         At the present time, the primary source of capital for financing the Company's operations is its cash flow from operations. During the first nine months of 2000, cash flow provided by operating activities was $3,216,901.

         During the nine months ended September 30, 2000, the Company has repaid $1,436,798 of long-term debt. Management intends to repay debt for the remainder of 2000 through the use of the Company's working capital.

         The Company maintains its excess cash funds in interest-bearing deposits. In addition to the properties described above, Toreador also may acquire other producing oil and gas assets, which could require the use of debt, including the aforementioned credit facility or other forms of financing. Management believes that sufficient funds are available from internal sources and other third party sources to meet anticipated capital requirements for fiscal 2000.

         Through September 30, 2000, Toreador has used $1,537,794 of its cash reserves to purchase 527,000 shares of its Common Stock pursuant to three share repurchase programs and discretionary repurchases of our stock, subject to cash availability and as approved by the board of directors. As of September 30, 2000 there are 28,700 shares available for repurchase under the program. On October 18, 2000, the Company announced the authorization by its board of directors for the repurchase of 500,000 additional shares under the Common Stock repurchase program. The Company intends to use available cash to repurchase shares of Common Stock from time to time under this purchase program.

                         TOREADOR RESOURCES CORPORATION

         For the three and nine months ended September 30, 2000 and 1999

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 2000 VS.
         THREE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues for the third quarter of 2000 were $3,900,983 versus $1,523,241 for the same period in 1999, representing an increase of 156%. Oil and gas sales were $3,499,449 on volumes of 74,403 Bbls of oil and 300,722 Mcf of natural gas for the third quarter of 2000 as compared to $1,084,286 on volumes of 30,686 Bbls and 210,282 Mcf in the third quarter of 1999. This 223% increase in oil and gas sales reflects a 142% and 43% increase in oil and gas volumes, respectively, resulting from acquisitions made during 1999, in addition to a substantial increase in oil and gas prices. The average price for third quarter 2000 oil sales increased 61% to $29.66/Bbl compared to $18.38/Bbl for the same quarter in 1999. The average price for third quarter 2000 gas sales increased 82% to $4.16/Mcf compared to $2.29/Mcf for the same period in 1999. Net lease bonuses and rentals for the third quarter of 2000 were $138,855 versus $122,885 for the same period in 1999 due to a modest increase in activity on the Southeastern States Holdings. Gain on sale of properties and other assets was $298,337 for the third quarter of 2000 as compared to $294,499 for the same quarter in 1999.

         Costs and expenses for the third quarter of 2000 were $2,169,780 versus $987,371 for the same period in 1999. Lease operating expenses increased 272% to $642,092 in 2000 from $172,589 in 1999. This increase was principally a result of adding working interest properties acquired from Lario in December 1999, and to a lesser degree, the acquisition of Texona in September 2000. In addition to the normal lease operating expenses, there were budgeted workovers conducted during the third quarter, principally on the Lario properties. Depreciation, depletion and amortization increased 190% to $584,708 for the third quarter of 2000 from $201,536 in 1999, primarily reflecting depletion related to the increased oil and gas sales volumes described above. Geological and geophysical expenses decreased to $73,701 for the third quarter of 2000 from $107,189 in 1999, due to the decrease in seismic activities in that quarter. General and administrative expenses increased 72% to $510,271 in the third quarter of 2000 from $296,249 for the same period a year ago, primarily due to increased personnel levels required to manage acquisitions.

         During the third quarter of 2000, the Company incurred $359,008 in interest expense related to the financing of acquisitions made in 1998 and 1999, and the Company paid $90,000 for dividends to preferred shareholders. In the same period for 1999 the interest expense was $209,808 and the dividend payments were $90,000.

         The Company recognized net income applicable to common shares of $1,044,535, or $0.19 per basic share and $0.18 per diluted share, for the third quarter of 2000 versus a net income of $263,674, or $0.05 per share (basic and diluted), for the same period in 1999.

                         TOREADOR RESOURCES CORPORATION

         For the three and nine months ended September 30, 2000 and 1999

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

   NINE MONTHS ENDED SEPTEMBER 30, 2000 VS.
      NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues for the nine months ended September 30, 2000 were $8,945,913 versus $3,875,761 for the same period in 1999. Oil and gas sales for the nine months ended September 30, 2000 were $8,277,830 on volumes of 190,375 Bbls of oil and 826,416 Mcf of natural gas as compared to $2,616,687 on volumes of 100,277 Bbls and 602,253 Mcf for the same period in 1999. The $5,661,143 or 216% increase in oil and gas sales represents a 90% and 37% increase in oil and gas volumes, respectively, resulting from acquisitions made during 1999 in addition to a substantial increase in oil and gas prices. Average oil prices increased 102% to $27.92/Bbl for the nine months ended September 30, 2000 from $13.80/Bbl for the nine months ended September 30, 1999. Average gas prices increased 80% to $3.47/Mcf for the nine months ended September 30, 2000 from $1.93/Mcf for the nine months ended September 30, 1999. Lease bonuses and rentals increased to $385,734 for the nine months ended September 30, 2000 compared to $319,510 for the prior-year period. This increase was primarily attributable to lease bonus on acreage in the Southeastern States Holdings. Gain on sales of properties and other assets decreased to $357,250 for the nine months ended September 30, 2000 versus the $851,726 recorded during the same nine month period of 1999, due to the sale of a large Texas mineral holding in the first quarter of 1999.

         Costs and expenses for the nine months ended were $5,748,439 versus $3,089,553 for the same period in 1999. Lease operating expenses increased to $1,483,306 for the nine months ended September 30, 2000 from $429,176 for the same period in 1999.This increase was principally a result of adding working interest properties acquired from Lario in December 1999. In addition to the normal lease operating expenses for the year, there were budgeted workovers conducted during the first nine months of 2000, principally on the Lario properties. Depreciation, depletion and amortization increased 159% to $1,567,502 for the first nine months in 2000 from $604,563 for the same period in 1999, reflecting depletion related to the increase in oil and gas sales volumes described above. Geological and geophysical expenses decreased 36% to $177,342 for the nine months ended September 30, 2000 from $275,685 for the prior-year period as a result of the completion of the geophysical stage of our 3-D seismic projects during the first quarter of 2000. General and administrative expenses increased to $1,496,367 for the nine months ended September 30, 2000 from $1,216,423 for the same period a year ago, primarily due to increased personnel levels required to manage acquisitions.

         During the nine months ended September 30, 2000, the Company incurred $1,023,922 in interest expense related to the financing for acquisitions made in 1998 and 1999, and the Company paid $321,775 for dividends to preferred shareholders and a payment to common stockholders for the redemption of the Stock Purchase Rights under the Company's poison pill. In the same period for 1999 the interest expense was $563,706 and the dividend payments to the preferred stockholders were $270,000.

                         TOREADOR RESOURCES CORPORATION

         For the three and nine months ended September 30, 2000 and 1999

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company recognized net income applicable to common shares of $1,829,276, or $0.35 per basic share and $0.33 per diluted share, for the nine months ended September 30, 2000 versus net income applicable to common shares of $248,897, or $0.05 per share (basic and diluted) for the same period in 1999. The effects of the business combination with Texona included only a portion of one month, and were immaterial to the consolidated results.

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

                               September 30, 2000

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS -- INAPPLICABLE.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 31, 2000, the Company issued pursuant to a private placement 100,000 shares of Common Stock to 17 shareholders of EnergyNet. The shares of Common Stock were issued along with a cash payment of $100,000 in connection with the Company's acquisition of 35% of EnergyNet's outstanding common shares. The shares of Common Stock were issued to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act").

         On September 19, 2000, the Company issued in a private placement 1,025,000 shares of Common Stock to the 32 stockholders of Texona. In addition, outstanding stock options to purchase an aggregate of 44,700 shares of Texona stock pursuant to Texona's stock option plan were converted into options to purchase an aggregate of 143,040 shares of the Company's Common Stock pursuant to the Company's 1990 Stock Option Plan at an exercise price of $3.12 per share. The shares and options were issued in connection with a forward triangular merger of Texona with a wholly-owned subsidiary of the Company, pursuant to which the Company acquired all of the shares of Texona. The shares and options to purchase Common Stock were issued pursuant to Section 4(2) of the Securities Act, using a purchaser representative with respect to certain of the investors who were unaccredited. The Company has committed to issue an additional 90,000 to 180,000 shares on or prior to June 1, 2001, subject to stockholder approval. The additional number of shares that the Company will issue will be determined at the time of issuance based upon a formula provided in the merger agreement.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES -- INAPPLICABLE.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --
           INAPPLICABLE.

ITEM 5.   OTHER INFORMATION -- INAPPLICABLE.

                         TOREADOR RESOURCES CORPORATION

                               September 30, 2000

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      The following exhibits are included herein:

          EXHIBIT
          NUMBER          DESCRIPTION OF EXHIBIT:
          -------         ----------------------
             2.1     -     Certificate of Ownership and Merger merging Toreador
                           Resources Corporation into Toreador Royalty
                           Corporation, effective June 5, 2000 (previously filed
                           as Exhibit 2.1 to Toreador Resources Corporation
                           Current Report on Form 8-K filed on June 5, 2000, and
                           incorporated herein by reference).

             3.1       -   Certificate of Incorporation, as amended, of Toreador
                           Royalty Corporation (previously filed as Exhibit 3.1
                           to Toreador Royalty Corporation Annual Report on Form
                           10-K for the year ended December 31, 1998, and
                           incorporated herein by reference).

             3.2     -     Amended and Restated Bylaws, as amended, of Toreador
                           Royalty Corporation (previously filed as Exhibit 3.2
                           to Toreador Royalty Corporation Annual Report on Form
                           10-K for the year ended December 31, 1998, and
                           incorporated herein by reference).

             3.3     -     Certificate of Designations of Series A Junior
                           Participating Preferred Stock of Toreador Royalty
                           Corporation, dated April 3, 1995 (previously filed as
                           Exhibit 3 to Toreador Royalty Corporation Quarterly
                           Report on Form 10-Q for the quarterly period ended
                           June 30, 1995, and incorporated herein by reference).

             3.4     -     Certificate of Designation of Series A Convertible
                           Preferred Stock of Toreador Royalty Corporation,
                           dated December 14, 1998 (previously filed as Exhibit
                           10.3 to Toreador Royalty Corporation Current Report
                           on Form 8-K filed with the Securities and Exchange
                           Commission on December 31, 1998, and incorporated
                           herein by reference).

             4.1     -     Form of Letter Agreement regarding Series A
                           Convertible Preferred Stock, dated as of March 15,
                           1999, between Toreador Royalty Corporation and the
                           holders of Series A Convertible Preferred Stock
                           (previously filed as Exhibit 4.1 to Toreador Royalty
                           Corporation Annual Report on Form 10-K for the year
                           ended December 31, 1998, and incorporated herein by
                           reference).

             4.2     -     Registration Rights Agreement, effective December 16,
                           1998, among Toreador Royalty Corporation and persons
                           party thereto (previously filed as Exhibit 10.2 to
                           Toreador Royalty Corporation Current Report on Form

                           8-K filed with the Securities and Exchange Commission on December 31, 1998, and incorporated herein by reference).

             4.3     -     Settlement Agreement, dated June 25, 1998, among the
                           Gralee Persons, the Dane Falb Persons and Toreador
                           Royalty Corporation (previously filed as Exhibit 10.1
                           to Toreador Royalty Corporation Current Report on
                           Form 8-K filed with the Securities and Exchange
                           Commission on July 1, 1998, and incorporated herein
                           by reference).

             4.4     -     Stockholder Voting Agreement, dated June 25, 1998,
                           among the Gralee Persons, the Dane Falb Persons and
                           Current Management (previously filed as Exhibit 10.2
                           to Toreador Royalty Corporation Current Report on
                           Form 8-K filed with the Securities and Exchange
                           Commission on July 1, 1998, and incorporated herein
                           by reference).

             10.1+   -     Form of Stock Option Agreement, between Toreador
                           Royalty Corporation and Donald E. August, John V.
                           Ballard, J. W. Bullion, John Mark McLaughlin, and
                           Jack L. Woods (previously filed as Exhibit 4.6 to
                           Toreador Royalty Corporation Form S-8 (No. 333-14145)
                           filed with the Securities and Exchange Commission on
                           October 15, 1996, and incorporated herein by
                           reference).

             10.2+   -     Stock Option Agreement, dated February 17, 1994,
                           between Toreador Royalty Corporation and Thomas P.
                           Kellogg, Jr. (previously filed as Exhibit 4.7 to
                           Toreador Royalty Corporation Form S-8 (No. 333-14145)
                           filed with the Securities and Exchange Commission on
                           October 15, 1996, and incorporated herein by
                           reference).

             10.3+   -     Form of Stock Option Agreement, between Toreador
                           Royalty Corporation and Edward C. Marhanka and Earl
                           V. Tessem, as amended (previously filed as Exhibit
                           4.8 to Toreador Royalty Corporation Form S-8 (No.
                           333-14145) filed with the Securities and Exchange
                           Commission on October 15, 1996, and incorporated
                           herein by reference).

             10.4+   -     Incentive Stock Option, dated as of May 15, 1997,
                           between Toreador Royalty Corporation and Edward C.
                           Marhanka (previously filed as Exhibit 10.4 to
                           Toreador Royalty Corporation Quarterly Report on Form
                           10-Q for the quarter ended June 30, 1997, and
                           incorporated herein by reference).

             10.5+   -     Employment Agreement, dated as of May 1, 1997,
                           between Toreador Royalty Corporation and Edward C.
                           Marhanka (previously filed as Exhibit 10.5 to
                           Toreador Royalty Corporation Quarterly Report on Form
                           10-Q for the quarter ended June 30, 1997, and
                           incorporated herein by reference).

             10.6    -     Joint Venture Agreement, dated March 1, 1989, among
                           Toreador Royalty Corporation, Bandera Petroleum, et
                           al, as amended (previously filed as Exhibit 10.6 to
                           Toreador Royalty Corporation Annual Report on Form
                           10-K for the year ended December 31, 1998, and
                           incorporated herein by reference).

             10.7+   -     Toreador Royalty Corporation 1990 Stock Option Plan
                           (previously filed as Exhibit 10.7 to Toreador Royalty
                           Corporation Annual Report on Form 10-K for the year
                           ended December 31, 1994, and incorporated herein by
                           reference).

             10.8+   -     Amendment to Toreador Royalty Corporation 1990 Stock
                           Option Plan, effective as of May 15, 1997 (previously
                           filed as Exhibit 10.14 to Toreador Royalty
                           Corporation Annual Report on Form 10-K for the year
                           ended December 31, 1997, and incorporated herein by
                           reference).

             10.9+   -     Toreador Royalty Corporation 1994 Non-Employee
                           Director Stock Option Plan, as amended (previously
                           filed as Exhibit 10.12 to Toreador Royalty
                           Corporation Annual Report on Form 10-K for the year
                           ended December 31, 1995, and incorporated herein by
                           reference).

             10.10+  -     Toreador Royalty Corporation Amended and Restated
                           1990 Stock Option Plan, effective as of September 24,
                           1998 (previously filed as Exhibit A to Toreador
                           Royalty Corporation Preliminary Proxy Statement filed
                           with the Securities and Exchange Commission on March
                           12, 1999, and incorporated herein by reference).

             10.11   -     Warrant for the Purchase of Shares of Common Stock
                           issued to Petrie Parkman & Co., dated May 23, 1994
                           (previously filed as Exhibit 10.1 to Toreador Royalty
                           Corporation Registration on Form S-3, and
                           incorporated herein by reference (No. 33-80572) filed
                           with the Securities and Exchange Commission on June
                           22, 1994, and incorporated herein by reference).

             10.12+  -     Form of Indemnification Agreement, dated as of April
                           25, 1995, between Toreador Royalty Corporation and
                           each of the members of our Board of Directors
                           (previously filed as Exhibit 10 to Toreador Royalty
                           Corporation Quarterly Report on Form 10-Q for the
                           quarterly period ended June 30, 1995, and
                           incorporated herein by reference).

             10.13+  -     Toreador Royalty Corporation Amended and Restated
                           1990 Stock Option Plan Nonqualified Stock Option
                           Agreement, dated September 24, 1998, between Toreador
                           Royalty Corporation and G. Thomas Graves III
                           (previously filed as Exhibit 10.13 to Toreador
                           Royalty Corporation Annual Report on Form 10-K for
                           the year ended December 31, 1998, and incorporated
                           herein by reference).

             10.14+  -     Toreador Royalty Corporation Amended and Restated
                           1990 Stock Option Plan Nonqualified Stock Option
                           Agreement, dated September 24, 1998, between Toreador
                           Royalty Corporation and John Mark McLaughlin
                           (previously filed as Exhibit 10.14 to Toreador
                           Royalty Corporation Annual Report on Form 10-K for
                           the year ended December 31, 1998, and incorporated
                           herein by reference).

             10.15   -     Securities Purchase Agreement, effective December 16,
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

             10.16   -     Purchase and Sale Agreement, effective November 1,
                           1998, between Howell Petroleum Corporation and the
                           J.T. Philip Company, as amended (previously filed as
                           Exhibit 10.4 to Toreador Royalty Corporation Current
                           Report on Form 8-K filed with the Securities and
                           Exchange Commission on December 31, 1998, and
                           incorporated herein by reference).

             10.17   -     Loan Agreement, effective November 13, 1997, between
                           Toreador Royalty Corporation and Toreador Exploration
                           & Production Inc and Compass Bank (previously filed
                           as Exhibit 10.17 to Toreador Royalty Corporation
                           Annual Report on Form 10-K for the year ended
                           December 31, 1998, and incorporated herein by
                           reference).

             10.18   -     First Amendment to Loan Agreement, dated September
                           22, 1998, between Toreador Royalty Corporation and
                           Toreador Exploration & Production Inc and Compass
                           Bank (previously filed as Exhibit 10.18 to Toreador
                           Royalty Corporation Annual Report on Form 10-K for
                           the year ended December 31, 1998, and incorporated
                           herein by reference).

             10.19   -     Second Amendment to Loan Agreement, dated December
                           15, 1998, between Toreador Royalty Corporation and
                           Toreador Exploration & Production Inc and Compass
                           Bank (previously filed as Exhibit 10.19 to Toreador
                           Royalty Corporation Annual Report on Form 10-K for
                           the year ended December 31, 1998, and incorporated
                           herein by reference).

             10.20   -     Credit Agreement, effective December 15, 1998,
                           between Compass Bank and Tormin, Inc. (previously
                           filed as Exhibit 10.5 to Toreador Royalty Corporation
                           Current Report on Form 8- K filed with the Securities
                           and Exchange Commission on December 31, 1998, and
                           incorporated herein by reference).

             10.21   -     Amended and Restated Credit Agreement, dated April
                           16, 1999, between Toreador Royalty Corporation and
                           Toreador Exploration & Production Inc and Compass
                           Bank (previously filed as Exhibit 10.1 to Toreador
                           Royalty Corporation Quarterly Report on Form 10-Q for
                           the quarter ended June 30, 1999, and incorporated
                           herein by reference).

             10.22   -     Credit Agreement, effective September 30, 1999,
                           between Compass Bank, as Lender, Toreador Royalty
                           Corporation, Toreador Exploration & Production Inc,
                           and Tormin, Inc., as Borrowers, and Toreador
                           Acquisition Corporation, as Guarantor (previously
                           filed as Exhibit 10.1 to Toreador Royalty Corporation
                           Current Report on Form 8- K, filed on October 27,
                           1999, and incorporated herein by reference).

             10.23   -     Purchase and Sale Agreement, effective November 24,
                           1999, between Lario Oil & Gas Company and Toreador
                           Exploration & Production Inc. (previously filed as
                           Exhibit 10.1 to Toreador Royalty Corporation Current

                           Report on Form 8-K filed on January 6, 2000, and incorporated herein by reference).

             10.24   -     First Amendment to Loan Agreement, dated December 17,
                           1999, between Compass Bank, as Lender, and Toreador
                           Royalty Corporation, Toreador Exploration &
                           Production Inc. and Tormin, Inc., as Borrowers, and
                           Toreador Acquisition Corporation, as Guarantor
                           (previously filed as Exhibit 10.2 to Toreador Royalty
                           Corporation Current Report on Form 8-K filed on
                           January 6, 2000, and incorporated herein by
                           reference).

             10.25   -     Term Promissory Note, effective December 17, 1999,
                           between Compass Bank, as Lender, and Toreador Royalty
                           Corporation, Toreador Exploration & Production Inc.
                           and Tormin, Inc., as Borrowers, and Toreador
                           Acquisition Corporation, as Guarantor (previously
                           filed as Exhibit 10.3 to Toreador Royalty Corporation
                           Current Report on Form 8-K filed on January 6, 2000,
                           and incorporated herein by reference).

             10.26   -     Third Amendment to Loan Agreement, dated May 31,
                           2000, between Compass Bank, as Lender, and Toreador
                           Royalty Corporation, Toreador Exploration &
                           Production Inc. and Tormin, Inc., as Borrowers, and
                           Toreador Acquisition Corporation, as Guarantor.

             10.27  -      Fourth Amendment to Loan Agreement, effective
                           September 19, 2000, between Compass Bank, as Lender,
                           and Toreador Resources Corporation, Toreador
                           Exploration & Production Inc. and Tormin, Inc., as
                           Borrowers, and Toreador Acquisition Corporation, as
                           Guarantor (previously filed as Exhibit 10.2 to
                           Toreador Resources Corporation Current Report on Form
                           8-K filed on October 2, 2000, and incorporated herein
                           by reference).

             10.28   -     Agreement and Plan of Merger, effective September 11,
                           2000, between Texona Petroleum Corporation Toreador
                           Resources Corporation and Toreador Acquisition
                           Corporation (previously filed as Exhibit 10.1 to
                           Toreador Resources Corporation Current Report on Form
                           8-K filed on October 2, 2000, and incorporated herein
                           by reference).

             27.1*   -     Financial Data Schedule.

-------------------
*    Filed herewith.
+    Management contract or compensatory plan


(b)      Reports on Form 8-K:

                           On October 2, 2000, the Company filed a Current Report on Form 8-K with respect to its acquisition of Texona Petroleum Corporation.

                         TOREADOR RESOURCES CORPORATION

                               September 30, 2000



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TOREADOR RESOURCES CORPORATION,
                                        Registrant


November 13, 2000                           /s/ G. Thomas Graves II
                                        ---------------------------------------
                                        G. Thomas Graves III,
                                        President and Chief Executive Officer


November 13, 2000                           /s/ Douglas W. Weir
                                        ---------------------------------------
                                        Douglas W. Weir
                                        Vice President-Finance and Treasurer
                                        (Principal Financial and Accounting
                                           Officer)

                         TOREADOR RESOURCES CORPORATION

                               September 30, 2000

                                INDEX TO EXHIBITS


            EXHIBIT
              NO.          DESCRIPTION OF EXHIBIT:
            -------        ----------------------
             2.1     -     Certificate of Ownership and Merger merging Toreador
                           Resources Corporation into Toreador Royalty
                           Corporation, effective June 5, 2000 (previously filed
                           as Exhibit 2.1 to Toreador Resources Corporation
                           Current Report on Form 8-K filed on June 5, 2000, and
                           incorporated herein by reference).

             3.1       -   Certificate of Incorporation, as amended, of Toreador
                           Royalty Corporation (previously filed as Exhibit 3.1
                           to Toreador Royalty Corporation Annual Report on Form
                           10-K for the year ended December 31, 1998, and
                           incorporated herein by reference).

             3.2     -     Amended and Restated Bylaws, as amended, of Toreador
                           Royalty Corporation (previously filed as Exhibit 3.2
                           to Toreador Royalty Corporation Annual Report on Form
                           10-K for the year ended December 31, 1998, and
                           incorporated herein by reference).

             3.3     -     Certificate of Designations of Series A Junior
                           Participating Preferred Stock of Toreador Royalty
                           Corporation, dated April 3, 1995 (previously filed as
                           Exhibit 3 to Toreador Royalty Corporation Quarterly
                           Report on Form 10-Q for the quarterly period ended
                           June 30, 1995, and incorporated herein by reference).

             3.4     -     Certificate of Designation of Series A Convertible
                           Preferred Stock of Toreador Royalty Corporation,
                           dated December 14, 1998 (previously filed as Exhibit
                           10.3 to Toreador Royalty Corporation Current Report
                           on Form 8-K filed with the Securities and Exchange
                           Commission on December 31, 1998, and incorporated
                           herein by reference).

             4.1     -     Form of Letter Agreement regarding Series A
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

             10.13+  -     Toreador Royalty Corporation Amended and Restated
                           1990 Stock Option Plan Nonqualified Stock Option
                           Agreement, dated September 24, 1998, between Toreador
                           Royalty Corporation and G. Thomas Graves III
                           (previously filed as Exhibit 10.13 to Toreador
                           Royalty Corporation Annual Report on Form 10-K for
                           the year ended December 31, 1998, and incorporated
                           herein by reference).

             10.14+  -     Toreador Royalty Corporation Amended and Restated
                           1990 Stock Option Plan Nonqualified Stock Option
                           Agreement, dated September 24, 1998, between Toreador
                           Royalty Corporation and John Mark McLaughlin
                           (previously filed as Exhibit 10.14 to Toreador
                           Royalty Corporation Annual Report on Form 10-K for
                           the year ended December 31, 1998, and incorporated
                           herein by reference).

             10.15   -     Securities Purchase Agreement, effective December 16,
                           1998, among Toreador Royalty Corporation and the
                           Purchasers party thereto (previously filed as Exhibit
                           10.1 to Toreador Royalty Corporation Current Report
                           on Form 8-K filed with the Securities and Exchange
                           Commission on December 31, 1998, and incorporated
                           herein by reference).

             10.16   -     Purchase and Sale Agreement, effective November 1,
                           1998, between Howell Petroleum Corporation and the
                           J.T. Philip Company, as amended (previously filed as
                           Exhibit 10.4 to Toreador Royalty Corporation Current
                           Report on Form 8-K filed with the Securities and
                           Exchange Commission on December 31, 1998, and
                           incorporated herein by reference).

             10.17   -     Loan Agreement, effective November 13, 1997, between
                           Toreador Royalty Corporation and Toreador Exploration
                           & Production Inc and Compass Bank (previously filed
                           as Exhibit 10.17 to Toreador Royalty Corporation
                           Annual Report on Form 10-K for the year ended
                           December 31, 1998, and incorporated herein by
                           reference).

             10.18   -     First Amendment to Loan Agreement, dated September
                           22, 1998, between Toreador Royalty Corporation and
                           Toreador Exploration & Production Inc and Compass
                           Bank (previously filed as Exhibit 10.18 to Toreador
                           Royalty Corporation Annual Report on Form 10-K for
                           the year ended December 31, 1998, and incorporated
                           herein by reference).

             10.19   -     Second Amendment to Loan Agreement, dated December
                           15, 1998, between Toreador Royalty Corporation and
                           Toreador Exploration & Production Inc and Compass
                           Bank (previously filed as Exhibit 10.19 to Toreador
                           Royalty Corporation Annual Report on Form 10-K for
                           the year ended December 31, 1998, and incorporated
                           herein by reference).

             10.20   -     Credit Agreement, effective December 15, 1998,
                           between Compass Bank and Tormin, Inc. (previously
                           filed as Exhibit 10.5 to Toreador Royalty Corporation
                           Current Report on Form 8- K filed with the Securities
                           and Exchange Commission on December 31, 1998, and
                           incorporated herein by reference).

             10.21   -     Amended and Restated Credit Agreement, dated April
                           16, 1999, between Toreador Royalty Corporation and
                           Toreador Exploration & Production Inc and Compass
                           Bank (previously filed as Exhibit 10.1 to Toreador
                           Royalty Corporation Quarterly Report on Form 10-Q for
                           the quarter ended June 30, 1999, and incorporated
                           herein by reference).

             10.22   -     Credit Agreement, effective September 30, 1999,
                           between Compass Bank, as Lender, Toreador Royalty
                           Corporation, Toreador Exploration & Production Inc,
                           and Tormin, Inc., as Borrowers, and Toreador
                           Acquisition Corporation, as Guarantor (previously
                           filed as Exhibit 10.1 to Toreador Royalty Corporation
                           Current Report on Form 8- K, filed on October 27,
                           1999, and incorporated herein by reference).

             10.23   -     Purchase and Sale Agreement, effective November 24,
                           1999, between Lario Oil & Gas Company and Toreador
                           Exploration & Production Inc. (previously filed as
                           Exhibit 10.1 to Toreador Royalty Corporation Current
                           Report on Form 8-K filed on January 6, 2000, and
                           incorporated herein by reference).

             10.24   -     First Amendment to Loan Agreement, dated December 17,
                           1999, between Compass Bank, as Lender, and Toreador
                           Royalty Corporation, Toreador Exploration &
                           Production Inc. and Tormin, Inc., as Borrowers, and
                           Toreador Acquisition Corporation, as Guarantor
                           (previously filed as Exhibit 10.2 to Toreador Royalty
                           Corporation Current Report on Form 8-K filed on
                           January 6, 2000, and incorporated herein by
                           reference).

             10.25   -     Term Promissory Note, effective December 17, 1999,
                           between Compass Bank, as Lender, and Toreador Royalty
                           Corporation, Toreador Exploration & Production Inc.
                           and Tormin, Inc., as Borrowers, and Toreador
                           Acquisition Corporation, as Guarantor (previously
                           filed as Exhibit 10.3 to

                           Toreador Royalty Corporation Current Report on Form
                           8-K filed on January 6, 2000, and incorporated herein by reference).

             10.26   -     Third Amendment to Loan Agreement, dated May 31,
                           2000, between Compass Bank, as Lender, and Toreador
                           Royalty Corporation, Toreador Exploration &
                           Production Inc. and Tormin, Inc., as Borrowers, and
                           Toreador Acquisition Corporation, as Guarantor.

             10.27  -      Fourth Amendment to Loan Agreement, effective
                           September 19, 2000, between Compass Bank, as Lender,
                           and Toreador Resources Corporation, Toreador
                           Exploration & Production Inc. and Tormin, Inc., as
                           Borrowers, and Toreador Acquisition Corporation, as
                           Guarantor (previously filed as Exhibit 10.2 to
                           Toreador Resources Corporation Current Report on Form
                           8-K filed on October 2, 2000, and incorporated herein
                           by reference).

             10.28   -     Agreement and Plan of Merger, effective September 11,
                           2000, between Texona Petroleum Corporation Toreador
                           Resources Corporation and Toreador Acquisition
                           Corporation (previously filed as Exhibit 10.1 to
                           Toreador Resources Corporation Current Report on Form
                           8-K filed on October 2, 2000, and incorporated herein
                           by reference).

             27.1*   -     Financial Data Schedule.

-------------------
*    Filed herewith.
+    Management contract or compensatory plan