Form 10-K
period 2000-12-31
TOREADOR RESOURCES CORP
filed 2001-03-23
CIK 98720

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended:  December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from              to
                                                 ------------    ------------

                         COMMISSION FILE NUMBER: 0-02517

                         TOREADOR RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                   75-0991164
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

              4809 COLE AVENUE
                 SUITE 108
               DALLAS, TEXAS                                   75205
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

                                   ----------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

         The aggregate market value of the voting stock of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of March 16, 2001 was $18,046,450. (For purposes of determination of the foregoing amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

         The number of shares outstanding of the registrant's Common Stock, par value $.15625, as of March 16, 2001, was 6,270,944 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders, expected to be filed on or prior to April 30, 2001, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
PART I            .............................................................................................1
   ITEM 1.        BUSINESS.....................................................................................1
   ITEM 2.        PROPERTIES..................................................................................14
   ITEM 3.        LEGAL PROCEEDINGS...........................................................................21
   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  .......................................21

PART II           ............................................................................................22
   ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.........................................................................22
   ITEM 6.        SELECTED FINANCIAL DATA.....................................................................23
   ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATION........................................................................24
   ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................28
   ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................29
   ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE....................................................................29

PART III          ............................................................................................30
   ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. ........................................30
   ITEM 11.       EXECUTIVE COMPENSATION......................................................................30
   ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT..................................................................................30
   ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................30

PART IV           ............................................................................................30
   ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K............................30

                                     PART I

FORWARD-LOOKING STATEMENTS

         Before you invest in the Common Stock of Toreador Resources Corporation, you should be aware that there are various risks associated with an investment, including the risks described below and risks that we highlighted in other sections of this report, including "Item 1. Business - Risk Factors". You should consider carefully these risk factors together with all of the other information included in this report before you decide to purchase shares of our Common Stock.

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

ITEM 1.  BUSINESS

GENERAL

         Toreador Resources Corporation, a Delaware corporation ("Toreador" or the "Company"), is an independent energy company engaged in oil and gas exploration, development, production and acquisition activities. We principally conduct our business through our ownership of perpetual mineral and royalty interests in approximately 2,643,000 gross (1,368,000 net) acres. These properties include 766,000 gross (461,000 net) acres located in the Texas Panhandle and West Texas. Collectively we refer to these properties as the "Texas Holdings." In Alabama, Mississippi and Louisiana, we own 1,775,000 gross (876,000 net) acres that we collectively describe as the "Southeastern States Holdings." We also own various royalty interests in Arkansas, California, Kansas and Michigan covering 102,000 gross (31,000 net) acres. These properties are collectively referred to as the "Four States Holdings". In addition to the aforementioned holdings, we own various working interest properties in Texas, Kansas, New Mexico and Oklahoma. We do not have any property interests anywhere other than the United States. For a more detailed description of these properties please see "Item 2. Properties."

         See "Glossary of Selected Oil and Gas Oil Terms" at the end of this
Item 1 for a definition of certain terms defined in this report.

HISTORY

         We were incorporated in 1951, and were formerly known as Toreador Royalty Corporation. The history of our Texas Holdings dates back to the formation of the Matador Land & Cattle Company in 1882. Scottish investors assembled approximately 1,000,000 acres of land that was located in what is now the Texas Panhandle and West Texas. When this property was sold in 1951, Toreador was formed and was assigned 50% of the mineral rights under the ranch acreage. In 1958 we acquired an additional 25% of the mineral rights under a number of the original ranch properties.

         As of December 31, 2000, a total of 187 exploration and development wells had been drilled on our Texas Holdings since 1951. Overall, well density is approximately one well per 3,700 acres. In certain sections, well density is less than one well per 20,000 acres.

         As a result of acquisitions in 1998 and 1999 and the lone merger in 2000, we now own more mineral, royalty and leasehold interests in addition to our Texas Holdings. Please see "Item 1. Business -- Acquisitions & Mergers and
Item 2. Properties." for more detailed information.

BUSINESS STRATEGY

         Our strategic focus during 2000 centered on the pursuit of high quality property acquisitions, participation in exploration projects as a non-operator and the disposition of non-strategic assets. The principal elements of our ongoing strategic focus are as follows:

         o Pursue opportunities to make high quality property acquisitions.

         o Identify and dispose of non-strategic assets in all areas in order to take advantage of favorable oil and gas prices. We intend to use multiple avenues in this marketing effort, including Internet based auctions held by EnergyNet.com, Inc.

         o Expand our level of direct working interest participation as a non-operator in exploration projects that provide exposure in drilling opportunities for both multiple prospects and multiple pay zones. We expect these opportunities to be generated by experienced third party operators using current generation three-dimensional ("3-D") seismic technology.

DEVELOPMENTS DURING 2000 AND 1999

ACQUISITIONS & MERGERS

         As part of our strategy to actively pursue high quality property acquisition and merger opportunities, we reviewed a number of prospective candidates during 2000. We successfully closed one merger and one major equity investment as a result of this process.

         TEXONA PETROLEUM CORPORATION. On September 19, 2000, Toreador Acquisition Corporation ("TAC"), a wholly owned subsidiary of the Company completed a merger with Texona Petroleum Corporation ("Texona"), pursuant to a Merger Agreement dated as of September 11, 2000. The terms of the Merger Agreement called for Texona to be merged with TAC in a forward triangular merger, thus leaving TAC as the surviving entity. The outstanding stock of Texona was exchanged for a total of 1,115,000 common shares of Toreador, of which 1,025,000 was issued to the Texona shareholders during 2000 and the remaining shares ("Deferred Shares") will be issued no later then June 1, 2001, subject to Toreador shareholder approval. The issuance of Toreador shares for the Texona shares is hereinafter referred to as the "Merger".

         In addition, the Company issued 143,040 of its stock options to certain former employees and directors of Texona. The strike price of the options is $3.12 per share, and they expire on September 19, 2010. On the Merger closing date, the Company's stock was trading at $5.75 per share, and accordingly, the fair value of the options was included in the purchase price allocated to the assets acquired and liabilities assumed.

         Immediately prior to the Merger, Texona owned an interest in close to 1,000 wells located in 12 states, primarily Oklahoma, Texas and Louisiana. The estimated proved reserves for Texona totaled 6,806 MMcf and 449 MBbl for a total of 9,502 MMcfe (equivalent MMcf on six Mcf per one barrel of oil basis).

         Immediately after the Merger closing, TAC extinguished Texona's outstanding bank debt of $2,449,223, utilizing its line from Compass Bank, Dallas. In connection with the borrowing, Toreador, TAC, Toreador Exploration & Production Company, a wholly owned subsidiary of the Company and Tormin, Inc., a wholly owned subsidiary of the Company, entered into an amendment to their existing Credit Agreement with Compass Bank, which Credit Agreement was effective September 30,1999. The amendment to the Credit Agreement increased the borrowing base to $17,000,000 from the previous borrowing base of $14,500,000.

         The Merger is being accounted for under the purchase method of accounting for business combinations. Under the purchase method, the combination is recorded at cost, which in this case is based upon the fair market value of Toreador common stock, options issued and direct costs incurred. Acquired assets are recorded at their fair market value up to the purchase price. The Company's results of operations for the year ended December 31, 2000 include the results of operations from September 19, 2000 through December 31, 2000.

         ENERGYNET.COM, INC. On July 11, 2000, the Company acquired a 35.0% interest in EnergyNet.com, Inc. ("EnergyNet"), an Internet based oil and gas property auction company. The terms of the acquisition called for the Company to issue 100,000 shares of common stock plus a $100,000 payment. We believe that this investment in EnergyNet will provide the Company with a vehicle well designed to facilitate the disposition of non-strategic assets by the Company.

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

DISPOSAL OF NON-STRATEGIC ASSETS

         In 2000, we sold several non-strategic oil and gas assets for over $900,000. Of that amount, thirty-nine percent (39%) of the funds received were captured through the use of EnergyNet's auction web site (www.energynet.com). The remaining funds were received through private negotiated sales.

         We completed two major asset sales during 1999. In January we sold a portion of our acreage in the Texas Panhandle for $750,000. In September we sold a portion of our West Texas acreage for $300,000.

ONGOING 3-D PROJECTS

         As part of our strategy to participate in third party generated and operated 3-D seismic projects in geologic regions outside of our holdings, we are currently engaged in several 3-D seismic projects that could add significant oil and gas reserves.

         KIRBY HILLS 3-D SEISMIC PROJECT. We acquired a 12.5% working interest and an approximate 9.4% net revenue interest in a 20 square mile 3-D seismic project in Solano County, California in 1999. This project, which is located in the Sacramento Basin of northern California, is designed to identify structural closures within in an established gas producing area. The objective formations, the Wagenet, Domengine and Nortonville Sandstones, range in depth from 1,500 feet to 5,400 feet. As of March 16, 2001, the data acquisition and processing phases are complete. Drilling, contingent upon rig availability, will commence in the early part of the second quarter 2001. The operator of the project has readily identified three drillable prospects and is working on six other prospect leads. Drilling depths on the first three wells will be in the 3600-foot range. The drilling cost for each of the first three wells is estimated to range from $315,000 to $400,000 gross ($39,000 to $50,000 net to Toreador). A completed well (not including pipeline expenditures) will range from $485,000 to $580,000 gross ($61,000 to $73,000 net to Toreador).

         SOUTH ORANGE GROVE 3-D SEISMIC PROJECT. We acquired a 12.5% working interest and an approximate 9.5% net revenue interest in a 44 square mile 3-D seismic project in Jim Wells County, Texas in 1999. This project, which is located 35 miles west-northwest of Corpus Christi, Texas, is designed to identify and test shallow, fault-bounded structural closures as well as stratigraphic complexities targeting gas reserves in and around existing fields from depths ranging from 800 feet to 8,100 feet. Generally, those horizons range from the Miocene (~3,000 feet), Frio (~4,000 feet), Vicksburg (~5,000 feet) and deeper Yegua horizons (~8,000 feet). The existing fields in this area are older and contain relatively few modern exploratory wells. With the exception of continued evaluation of identifying additional prospects, all acquisition, processing and interpretation phases in the 3-D seismic project area are complete. As of December 31, 2000, we have participated in seven exploratory wells on the project. Of those, three gross (.38 net) new field discovery wells have been completed. The four gross (.50 net) remaining wells are classified as dry holes. Included in the dry hole count is one well that was initially completed as a new field discovery, but was plugged and abandoned in January 2001 producing 25 MMcf before watering out. Gross reserves classified as proved developed producing from each of the three wells range from 45 MMcf to 370 MMcf. After the drilling of each well, future drilling projects are subject to change based upon the gathering and evaluation of engineering and geological data and refining the interpretation of the 3-D seismic data. We are currently reviewing other prospects in the project area as the operator continues to evaluate and recommend other prospective target zones.

         EAST TEXAS 3-D SEISMIC PROJECT. We have an 18.5185% working interest (13.6667 net revenue interest) in a gas play based upon 200 square miles of 3-D seismic data. This prospect area is located adjacent to a prolific field in which similar features in the project area have resulted in some wells that have produced in excess of 15 Bcf per well. The Company has agreed to participate in the leasing of seven prospects identified to date. Multiple producing horizons are likely to be encountered, with the primary objective in this play targeted at a depth of approximately 9,000 feet.

OTHER EXPLORATION PROJECTS

         BELMONT LAKE PROSPECT. Toreador has a 25% working interest (18.75% net revenue interest) in this Wilkinson County, Mississippi prospect that is targeting potential producing zones in the Wilcox formation at depths ranging from 7,900 feet to 8,400 feet. The No. 1 Rosenblatt "BL" was spudded in November 2000 and reached a total depth of approximately 8500 feet. Eighteen feet of pay was encountered in the Wilcox Minter "B" sand. This sand was perforated in February 2001 initially flow testing at a rate of 65 barrels of oil per day. This well is located in the flood plain of the Mississippi River. As a result of high water in the area, the Rosenblatt well has been shut-in pending modifications to the surface facilities and the installation of pumping equipment.

         WEST SHULER PROSPECT. Toreador has a 20% working interest (15% net revenue interest) in this Union County, Arkansas prospect that is to test the Lower Cretaceous Hill sandstone at a depth of 3,100 feet. The new field discovery well was spudded in October 2000 and reached a total depth of approximately 3,600 feet. Sixteen feet of pay was encountered in the Hill sand and is currently producing at the rate of 150 barrels of oil per day and no water. The first of several planned offsets has been drilled and is currently being completed.

         BALDRIDGE CANYON DEVELOPMENT PROJECT. Toreador elected to participate in drilling a 11,300 foot Morrow Sand development well proposed by a third party operator in the Baldridge Canyon Field, Eddy County, New Mexico. The Company participated with its 15.619% working interest in the No. 1 Baldridge Canyon "7" State Com. well. Thirty-one feet of pay was encountered in the Morrow Sand and is currently flowing at a daily rate of 1200 Mcf and eight to ten barrels of condensate. Toreador has identified at least two additional well sites for development drilling and is currently exploring various opportunities to develop this area. This project is an exploitation opportunity that was created from an acquisition that we made in 1993.

         SHALLOW WATERS - GULF COAST REGION. We have entered into a joint venture relationship to participate in exploration prospects in the shallow waters of the Gulf of Mexico. We will have the option, but not the obligation, to participate in selected prospects.

MARKETS AND COMPETITION

         Our oil and gas production is sold to various purchasers typically in the areas where the oil or gas is produced. Revenues from the sale of oil and gas production accounted for 94%, 76% and 85% of the Company's consolidated revenues for the three years ended December 31, 2000, 1999 and 1998, respectively. The Company does not receive a material amount of its revenues from external customers domiciled in foreign countries. Generally, we do not refine or process any of the oil and gas we produce. We are currently able to sell, under contract or in the spot market through the operator, substantially all of the oil and the gas we are capable of producing at current market prices. Substantially all of our oil and gas is sold under short-term contracts or contracts providing for periodic adjustments or in the spot market; therefore, our revenue streams are highly sensitive to changes in current market prices. Our gas markets are pipeline companies as opposed to end users. See "Item 1. Business -- Risk Factors - Volatility of Oil and Gas Prices," for a discussion of the risks of commodity price fluctuations.

         The oil and gas industry is highly competitive. We encounter strong competition from other independent operators and from major oil companies in acquiring properties, in contracting for drilling equipment and in securing trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than those available to us. As a result, our competitors may be able to pay more for desirable leases and they may pay more to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit us.

         We are also affected by competition for drilling rigs and the availability of tubular goods and certain other equipment. While the oil and gas industry has experienced shortages of drilling rigs and equipment, pipe and personnel in the past, we are not presently experiencing any shortages and do not foresee any such shortages in the near future, however, we are unable to predict how long current market conditions will continue.

         Competition for attractive oil and gas producing properties, undeveloped leases and drilling rights is also strong, and we cannot assure you that we will be able to compete satisfactorily in acquiring properties. Many major oil companies have publicly indicated their decisions to concentrate on overseas activities and have been actively marketing certain producing properties for sale to independent oil and gas producers. We cannot assure you that we will be successful in acquiring any such properties.

REGULATION

         GENERAL FEDERAL AND STATE REGULATION

         From time to time political developments and federal and state laws and regulations affect our operations in varying degrees. Price control, tax and other laws relating to the oil and gas industry, changes in such laws and changing administrative regulations affect our oil and gas production, operations and economics. There are currently no price controls on oil, condensate or natural gas liquids. To the extent price controls remain applicable after the enactment of the Natural Gas Wellhead Decontrol Act of 1989, we believe that price controls will not have a significant impact on the prices received by us for gas produced in the near future.

         We review legislation affecting the oil and gas industry for amendment or expansion. The legislative review frequently increases our regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and certain of which may carry substantial penalties if we were to fail to comply. We cannot predict how existing regulations may be interpreted by enforcement agencies or the courts, whether amendments or additional regulations will be adopted, nor what effect such interpretations and changes may have on our business or financial conditions.

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

         GAS REGULATION AND THE EFFECT ON MARKETING

         Historically, interstate pipeline companies generally acted as wholesale merchants by purchasing gas from producers and reselling the gas to local distribution companies and large end users. Commencing in late 1985, the Federal Energy Regulatory Commission (the "FERC") issued a series of orders that have had a major impact on interstate gas pipeline operations, services, and rates, and thus have significantly altered the marketing and price of gas. The FERC's key rule making action, Order No. 636, issued in April 1992, required each interstate pipeline to, among other things, "unbundle" its traditional bundled sales services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and standby sales and gas balancing services), and to adopt a new rate making methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes gas sales as a merchant in the future, it does so pursuant to private contracts in direct competition with all other sellers, such as Toreador; however, pipeline companies and their affiliates were not required to remain "merchants" of gas, and most of the interstate pipeline companies have become "transporters only." In subsequent orders, the FERC largely affirmed the major features of Order No. 636 and denied a stay of the implementation of the new rules pending judicial review. By the end of 1994, the FERC had concluded the Order No. 636 restructuring proceedings, and, in general, accepted rate filings implementing Order No. 636 on every major interstate pipeline. However, even through the implementation of Order No. 636 on individual interstate pipelines is essentially complete, many of the individual pipeline restructuring proceedings, as well as orders on rehearing of Order No. 636 itself and the regulations promulgated thereunder, are subject to pending appellate review and could possibly be changed as a result of future court orders. We cannot predict whether the FERC's orders will be affirmed on appeal or what the effects will be on our business.

         We own indirect interests in certain gas facilities that we believe meet the traditional tests the FERC has used to establish a company's status as a gatherer not subject to FERC jurisdiction under the Natural Gas Act of 1938. Moreover, recent orders of the FERC have been more liberal in their reliance upon or use of the traditional tests, such that in many instances, what was once classified as "transmission" may now be classified as "gathering." We transport our own gas through these facilities. We also transport a portion of our gas through gathering facilities owned by others, including interstate pipelines, and the cost and availability of that transportation also could be affected by the developments referred to in the following paragraph.

         In recent years the FERC also has pursued a number of other important policy initiatives, which could significantly affect the marketing of gas. Some of the more notable of these regulatory initiatives include:

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

         Several of these initiatives are intended to enhance competition in gas markets, although some of these initiatives, such as "spin downs", may have the adverse effect of increasing the cost of doing business to some in the industry if the new, unregulated owners of those facilities monopolize them. The FERC has attempted to address some of these concerns in its orders authorizing such "spin downs" by requiring nondiscriminatory access and prohibiting "tying" access to pipeline transportation to other services of an affiliate, imposing certain contract requirements, and retaining jurisdiction if an affiliate undermines open and nondiscriminatory access to the interstate pipeline. The FERC also has imposed additional requirements on interstate pipelines seeking to abandon facilities certificated under the Natural Gas Act of 1938 and to terminate service from both certificated and uncertificated activities. It remains to be seen what effect these activities will have on access to markets and the cost of doing business. Further, some of the orders and regulations of the FERC establishing these initiatives and approving actions thereunder have been appealed and remain subject to further action by an appellate court and the FERC. We cannot predict what the ultimate effect of these and other orders of the FERC will have on our production and marketing, or whether the FERC's orders on these matters will be affirmed by an appellate court. As to all of these recent FERC initiatives, the ongoing, or in some instances, preliminary evolving nature of these regulatory initiatives also makes it impossible at this time for us to predict their ultimate impact on our business.

         FEDERAL AND STATE TAXATION

         The federal and state governments may propose tax initiatives that affect us. We are unable to determine what effect, if any, future proposals would have on product demand or our results of operations.

         STATE REGULATION

         The various states in which we conduct activities regulate our drilling, operation and production of oil and gas wells, including the method of developing new fields, spacing of wells, the prevention and cleanup of pollution, and maximum daily production allowables based on market demand and conservation considerations.

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

         Because previous owners and operators have conducted oil and gas exploration and production, and possibly other activities, at some of our properties, materials from these operations remain on some of our properties and in some instances require remediation. In addition, we have agreed to indemnify the sellers of producing properties from whom we have acquired reserves against certain liabilities for environmental claims associated with such properties. While we do not believe the costs to be incurred by us for compliance and remediating previously or currently owned or operated properties will be material, we cannot guarantee that these potential costs will not result in material expenditures.

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

         OTHER PROPOSED LEGISLATION

         The recent trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain crude oil and gas exploitation and production wastes as "hazardous wastes" which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on our operating costs, as well as the oil and gas industry in general. Initiatives to further regulate the disposal of crude oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on us. We could incur substantial costs to comply with environmental laws and regulations. In addition to compliance costs, government entities and other third parties may assert substantial liabilities against owners and operators of oil and gas properties for oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages, including damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for project investment or result in loss of our properties. Although we maintain insurance coverage we consider to be customary in the industry, we are not fully insured against certain of these risks, either because such insurance is not available or because of high premium costs. Accordingly, we may be subject to liability or may lose substantial portions of properties due to hazards that cannot be insured against or have not been insured against due to prohibitive premium costs or for other reasons. The imposition of any such liabilities on us could have a material adverse effect on our financial condition and results of operations.

EMPLOYEES

         As of March 16, 2001, we employed eleven full-time employees. None of our employees are represented by unions or covered by collective bargaining agreements. To date, we have not experienced any strikes or work stoppages due to labor problems, and we consider our relations with our employees to be good. As needed, we also utilize the services of independent consultants on a contract basis.

RISK FACTORS

     There are various risks involved in owning our Common Stock, including those described below.

INDUSTRY RISKS

VOLATILITY OF OIL AND GAS PRICES

         Our future financial condition and results of operations depend upon the prices we receive for our oil and gas and the costs of acquiring, developing and producing oil and gas. Currently, oil and gas prices are favorable. Historically, oil and gas prices have been volatile and are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are also beyond our control. These factors include:

         o        the level of domestic production;

         o        the availability of imported oil and gas;

         o        actions taken by foreign oil and gas producing nations;

         o the availability of transportation systems with adequate capacity;

         o        the availability of competitive fuels;

         o        fluctuating and seasonal demand for gas;

         o conservation and the extent of governmental regulation of production;

         o        the effect of weather;

         o        foreign and domestic government relations;

         o        the price of domestic and imported oil and gas and

         o        the overall economic environment.

A substantial or extended decline in oil and/or gas prices could have a material adverse effect on the estimated value of our gas and oil reserves, and on our financial position, results of operations and access to capital. Our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms is substantially dependent upon oil and gas prices.

         POTENTIAL INABILITY TO DEVELOP ADDITIONAL RESERVES

         Our future success as an oil and gas producer, as is generally the case in the industry, depends upon our ability to find, develop and acquire additional oil and gas reserves that are profitable. If we are unable to conduct successful development activities or acquire properties containing proved reserves, our proved reserves will generally decline as reserves are produced. We cannot assure you that we will be able to locate additional reserves or that we will drill economically productive wells or acquire properties containing proved reserves.

         DRILLING RISKS

         Our drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. We may incur significant expenditures for the identification and acquisition of properties and for the drilling and completion of wells. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in the delivery of equipment. In addition, any use by us of 3-D seismic and other advanced technology to explore for oil and gas requires greater pre-drilling expenditures than traditional drilling strategies. We cannot assure the success of our future drilling activities.

         ESTIMATES OF OIL AND GAS RESERVES

         Numerous uncertainties are inherent in estimating quantities of proved oil and gas reserves, including many factors beyond our control. This report contains an estimate of our proved oil and gas reserves and the estimated future net cash flows and revenue generated by the proved oil and gas reserves based upon reports of our independent petroleum engineers. Such reports rely upon various assumptions, including assumptions required by the Securities and Exchange Commission, as to constant oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds, and such reports should not be construed as the current market value of the estimated proved reserves. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each property. As a result, such estimates are inherently an imprecise evaluation of reserve quantities and future net revenue. Our actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those we have assumed in the estimate. Any significant variance in our assumptions could materially affect the estimated quantity and value of reserves set forth in this report. In addition, our reserves may be subject to downward or upward revision, based upon production history, results of future exploitation and development, prevailing oil and gas prices and other factors.

         OPERATING HAZARDS AND UNINSURED RISKS

         Our operations are subject to the risks inherent in the oil and gas industry, including the risks of:

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

         The occurrence of any of these events could result in substantial losses to Toreador due to:

         o        injury or loss of life;

         o severe damage to or destruction of property, resources and equipment;

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

COMPANY RISKS

         CONTROL BY CERTAIN STOCKHOLDERS

         As of January 31, 2001, the current officers and directors of the Company as a group held a beneficial interest in approximately 52% of our Common Stock (including shares issuable upon exercise of stock options for Common Stock or conversion of the Company's Series A Preferred Stock held by affiliates of certain directors).

         EFFECTS OF INDEBTEDNESS

         At December 31, 2000, Toreador's debt to equity ratio was 99%. We may incur additional indebtedness in the future as we execute our acquisition and exploration strategy. See section entitled "Potential Need for Additional Financing for Continued Growth" below for more details.

         Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to oil and gas prices, our level of production, general economic conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. There can be no assurance that some or all of these factors will not adversely affect our future performance. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

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

A default under our credit facility would permit the lender to accelerate repayments of the loan and to foreclose on the collateral securing the loan, including certain oil and gas properties. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

         CAPABILITY TO IDENTIFY ALL ACQUISITION RISKS

         Generally, it is not feasible for us to review in detail every individual risk involved in an acquisition. Our business strategy includes future acquisitions of producing oil and gas properties. Any future acquisitions generally entail an assessment of recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other similar factors. Ordinarily, review efforts are focused on the higher-valued properties. However, even a detailed review of certain properties and records may not reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections are not always performed on every well, and potential problems, such as mechanical integrity of equipment and environmental conditions that may require significant remedial expenditures, are not necessarily observable even when an inspection is undertaken. Even if we identify problems, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems.

         The Texona Petroleum Corporation merger, Four States Property Acquisition and the Lario Property Acquisition represent major steps in our growth strategy. However, our increased size and scope of operations will present us with significant challenges due to the increased time and resources required in our management effort. Accordingly, there can be no assurance that our future operations under present conditions can be effectively managed to realize the goals set forth on future property acquisitions.

         POTENTIAL NEED FOR ADDITIONAL FINANCING FOR CONTINUED GROWTH

         The growth of our business will require substantial capital on a continuing basis. We may be unable to obtain additional capital on satisfactory terms and conditions. Thus, we may lose opportunities to acquire oil and gas properties and businesses. In addition, our pursuit of additional capital could result in incurring additional indebtedness or issuing and adding potentially dilutive equity securities. We also may utilize the capital currently expected to be available for our present operations. The amount and timing of our future capital requirements, if any, will depend upon a number of factors, including:

         o        drilling costs;

         o        transportation costs;

         o        equipment costs;

         o        marketing expenses;

         o        oil and gas prices;

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

         On the Texas Holdings, we own interests in minerals that include rights to receive lease bonuses, delay rentals and royalties, except, unlike our Southeastern States Holdings, we generally do not own the executive rights which are typically held by surface owners. Therefore, we must rely on the owners of the executive rights to execute leases of the acreage. In situations in which we have acquired working interests in acreage where we have mineral rights, we have acquired those interests through the signing of leases by holders of the executive rights. While the majority of the owners holding those executive rights have worked closely with us in the past, each acts independently of us in their decisions to execute leases. In addition, since our interests are in the form of mineral interests, royalty interests or non-operator working interests, we do not have control over drilling or operating decisions on the properties in which we have an interest.

         MARKETING RISKS

         The marketing of our oil and gas production principally depends upon those facilities operated by others. The operations of those facilities may change and have a material adverse effect on the marketing of our oil and gas production.

         KEY PERSONNEL

         We are substantially dependent upon G. Thomas Graves III, President, Chief Executive Officer and Director, Edward C. Marhanka, Vice President - Operations and Douglas W. Weir, Chief Financial Officer.

INVESTMENT RISKS

         STOCK PRICE VOLATILITY

         Because the volume of trading in shares of our Common Stock has been low historically, the sale of a substantial number of shares of the Common Stock in a short period of time could adversely affect the market price of the Common Stock.

         DIVIDENDS

         From time to time the Company has paid cash dividends on its Common Stock. However, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future. Our Common Stock is not a suitable investment for persons requiring current income.

GLOSSARY OF SELECTED OIL AND GAS TERMS

         BBL. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

         BCF. One billion cubic feet of gas.

         BCFE. One billion cubic feet of gas equivalents, converting one Bbl of oil to six Mcf of gas.

         BOE. Barrel of oil equivalent converting six Mcf of gas to one barrel of oil.

         "DEVELOPMENT WELL." A well drilled within the proved boundaries of an oil or gas reservoir with the intention of completing the stratigraphic horizon known to be productive.

         "DRY WELL." A development or exploratory well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

         "EXPLORATORY WELL." A well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

         "GROSS ACRES" or "GROSS WELLS." The total number of acres or wells, as the case may be, in which a working or any type of royalty interest is owned.

         MCF. One thousand cubic feet of gas.

         MCFE. One thousand cubic feet of gas equivalents, converting one Bbl of oil to six Mcf of gas.

         MMCF. One million cubic feet of gas.

         "NET ACRES" or "NET WELLS." The sum of the fractional working or any type of royalty interests owned in gross acres or gross wells.

         "PRODUCING WELL" or "PRODUCTIVE WELL." A well that is producing oil or gas or that is capable of production.

         "PROVED DEVELOPED RESERVES". The oil and gas reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

         "PROVED RESERVES." The estimated quantities of crude oil, gas and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

         "PROVED UNDEVELOPED RESERVES." The oil and gas reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery techniques is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

         "ROYALTY INTEREST." An interest in an oil and gas property entitling the owner to a share of oil and gas production free of production costs.

         "SEC PV-10." The present value of proved reserves is an estimate of the discounted future net cash flows from each property at December 31, 2000, or as otherwise indicated. Net cash flow is defined as net revenues less, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. As required by rules of the Securities and Exchange Commission, the future net cash flows have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Securities and Exchange Commission rules, estimates have been made using constant oil and gas prices and operating costs, at December 31, 2000, or as otherwise indicated.

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

         "UNDEVELOPED ACREAGE." Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

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

         No wells were drilled on the Northern Ranch Minerals in 2000. As of March 16, 2001, no new wells have been drilled on this acreage. Inquiries by third parties to evaluate the minerals in this area have diminished the past two years mainly because the basin in which our minerals are located is considered to be oil bearing and not gas bearing. We believe more independent oil and gas producers are focusing their exploration efforts on gas projects while gas prices remain at all time highs.

         SOUTHERN RANCH MINERALS

         We own mineral interests under an aggregate of approximately 470,000 gross acres located in three geologic provinces commonly known as the Palo Duro Basin, the Matador Arch, and the Eastern Shelf.

         PALO DURO BASIN - The Palo Duro Basin, where we own mineral interests under approximately 195,000 gross acres located in Motley and Cottle Counties, Texas, is a moderate depth depression between the Matador Arch on the south and the Amarillo uplift complex to the north. There was no leasing or drilling activity with respect to our mineral interests in this region in 2000.

         MATADOR ARCH - The Matador Arch, where we own mineral interests under approximately 90,000 gross acres, is a prominent east-west structural positive traversing north Texas and southern Oklahoma. One gross (.15 net) well was successfully drilled and completed in the Wolfcamp at approximately 3,300 feet, pump testing at a daily rate of 50 barrels of oil per day extending the Matador Field. Toreador owns a 15% net royalty interest in this well. That same operator re-entered a drilled and abandoned well on the same lease, but it tested dry. In February 2001, the operator drilled another dry hole on the same lease.

         EASTERN SHELF - The Eastern Shelf of the Midland Basin, where we own mineral interests under approximately 185,000 gross acres located primarily in Dickens County, Texas, is prospective for shallow Permian age oil accumulations in the Tannehill Sand and possible deeper objectives in the Pennsylvanian section.

         In 2000, there were four gross (.19 net) wells drilled on our Pitchfork Ranch acreage. Two of the four wells are wells in which we participated for a working interest in an attempt to extend the Silver Spur (Tannehill) Field. Two other third party operators drilled two wells targeting the Tannehill in different areas of the Pitchfork Ranch acreage. All of the wells were dry, albeit that one of the wells offsetting the Silver Spur Field could have future utility as a water injector.

SOUTHEASTERN STATES HOLDINGS

         In December 1998, the Company acquired approximately 1,775,000 gross (876,000 net) acres located in Mississippi, Alabama and Louisiana. Most of the Company's activity is generated along the southern half of each of these three states. Unlike our Texas Holdings, our mineral spread here is diversified over several geologic provinces and not highly concentrated and dense in one specific area. Conversely, we own a mineral position in every county in Mississippi and Alabama. The majority of the leasing and exploration activity on our minerals is in Mississippi.

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

         The majority of mineral leasing activity for the company occurs on the Mississippi portion of our Southeastern States Holdings. In 2000, we received approximately $475,000 in lease bonus and rental income from the leasing of approximately 4,900 net mineral acres.

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

         DEEP KNOX GAS

         Current activity is centered in western Oktibbeha County, Mississippi, adjacent to the Black Warrior Basin, where several 15,000-foot plus Knox test wells have been completed since June 1998 as extensions of the Maben Field which was originally discovered in 1970. The No. 1 Sanders, the very first Maben Field extension well and one in which we own a .35% net royalty interest, flowed at a daily average rate of 5.2 MMcf of gas in January 2001 and has produced in excess of 4.2 Bcf. A year ago, this well flowed at a daily average rate of 5.8 MMcf. The same operator drilled and completed a second exploratory well in the play to the south, the #1 Georgia Pacific, which flowed at a marginal daily rate of approximately 400 Mcf of gas in June 1999. In January 2001, this well flowed for a daily average rate of 135 Mcf and has produced approximately 100 MMcf. We own a 2.79% net royalty interest in this well. A third well, the No. 1 Love Heirs, where we own a 1.4% net royalty interest, was drilled and completed by the same operator in August 2000. This well flowed for a daily average rate of 8.4 MMcf of gas in January 2001 and has produced approximately 1.0 Bcf in that short time.

         This area continues to be extremely promising since very few wells have been drilled to the Knox formation in this region near or in the Black Warrior Basin. The operator's continued success, aided by the use of modern 3-D seismic technology, should fuel future drilling interest around the Maben Field area. Additionally, other companies are in the process of funding a research team to investigate the play into other regions inside and outside of Mississippi.

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



FOUR STATE PROPERTY HOLDINGS

         In September 1999, the Company acquired certain oil and gas royalty interests located in Arkansas, California, Kansas and Michigan. The holdings include approximately 140 producing wells in addition to approximately 56,000 gross (18,000 net) undeveloped acres. While we have experienced limited leasing activity on these holdings thus far, we continue to receive new revenues generated from additional drilling development in Arkansas and secondary recovery enhancements in California.

TEXONA PETROLEUM CORPORATION MERGER

         In September 2000, the Company acquired an interest in close to 1,000 wells as a part of the Merger. While the wells are located in 12 states, the primary value is concentrated in Oklahoma, Texas and Louisiana. Almost all of the interests acquired were non-operated working interests. The estimated proved reserves for Texona totaled 6,806 MMcf and 449 MBbl for a total of 9,502 MMcfe (equivalent MMcf on six Mcf per one barrel of oil basis).

TITLE TO OIL AND GAS PROPERTIES

         We have acquired interests in producing and non-producing acreage in the form of working interests, fee mineral interests, royalty interests and overriding royalty interests. Substantially all of our property interests are leased to third parties. The leases grant the lessee the right to explore for and extract oil and gas from specified areas. Consideration for a lease usually consists of a lump sum payment (i.e., bonus) and a fixed annual charge (i.e., delay rental) prior to production (unless the lease is paid up) and, once production has been established, a royalty based generally upon the proceeds from the sale of oil and gas. Once wells are drilled, a lease generally continues so long as production of oil and gas continues. In some cases, leases may be acquired in exchange for a commitment to drill or finance the drilling of a specified number of wells to predetermined depths. We receive annual delay rentals from lessees of certain properties in order to prevent the leases from terminating. Title to leasehold properties is subject to royalty, overriding royalty, carried, net profits and other similar interests and contractual arrangements customary in the oil and gas industry, and to liens incident to operating agreements, liens relating to amounts owed to the operator, liens for current taxes not yet due and other encumbrances. Substantial portions of our exploration and production properties are pledged as collateral under our credit facility, including a major portion of the Southeastern States Holdings.

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

OIL AND GAS RESERVES

         The following tables summarize certain information regarding our estimated proved oil and gas reserves as of December 31, 2000, 1999 and 1998. All such reserves are located in the United States. The estimates relating to our proved oil and gas reserves and future net revenues of oil and gas reserves at December 31, 2000 and December 31, 1999 are based upon reports prepared by LaRoche Petroleum Consultants. The estimates at December 31, 1998 included in this report are based upon reports prepared by Harlan Consulting. In accordance with the guidelines of the Securities and Exchange Commission, the estimates of future net cash flows from proved reserves and their SEC PV-10 are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. For the three years ended December 31, our estimates of proved reserves, future net cash flows and SEC PV-10 for the life of the properties were estimated using the weighted average prices shown below for the life of the properties, before deduction of production, severance and ad valorem taxes. Included in the table is the percent change in the weighted-average price from the prior year.

                                                                         DECEMBER 31,
                                                 ------------------------------------------------------------
                                                              % INCREASE                % INCREASE
                                                  2000        (DECREASE)      1999      (DECREASE)      1998
                                                 -------      ----------     -------    ----------     ------
         Gas ($ per Mcf)....................     $  9.21          311        $  2.24         20        $ 1.86
         Oil ($ per Bbl)....................     $ 25.21            8        $ 23.42        140        $ 9.74

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

         All reserves are evaluated at contract temperature and pressure that can affect the measurement of gas reserves. Operating costs, development costs and certain production-related and ad valorem taxes were deducted in arriving at the estimated future net cash flows. No provision was made for income operating methods and existing conditions at the prices and operating costs prevailing at the dates indicated above. The estimates of the SEC PV-10 from future net cash flows differ from the Standardized Measure set forth in Note 17 of the Notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes. There can be no assurance that these estimates are accurate predictions of future net cash flows from oil and gas reserves or their present value.

         For additional information concerning our oil and gas reserves and estimates of future net revenues attributable thereto, see Note 17 of the Notes to the Consolidated Financial Statements.

COMPANY RESERVES

         The following tables set forth our proved reserves of oil and gas and the SEC PV-10 thereof on an actual basis for each year in the three-year period ended December 31, 2000.

                         PROVED OIL AND GAS RESERVES (1)

                                                                             DECEMBER 31,
                                                    ------------------------------------------------------------------
                                                                  % Increase                  % Increase
                                                        2000      (Decrease)       1999       (Decrease)       1998
                                                    ------------  -----------   -----------   ----------   -----------
GAS RESERVES (MCF):
     Proved Developed Producing Reserves ..........   13,299,946           67     7,987,551           (6)    8,500,655
     Proved Developed Non-Producing Reserves ......      366,330          341        82,982          N/A             0
     Proved Undeveloped Reserves ..................       17,647          (87)      140,309          (89)    1,289,785
                                                    ------------                -----------                -----------

     Total Proved Reserves of Gas .................   13,683,923           67     8,210,842          (16)    9,790,440
                                                    ------------                -----------                -----------

OIL RESERVES (BBL):
     Proved Developed Producing Reserves ..........    2,243,649           38     1,624,549           48     1,094,454
     Proved Developed Non-Producing Reserves ......      201,577          (46)      375,435          N/A             0
     Proved Undeveloped Reserves ..................       77,642          (61)      196,682          932        19,051
                                                    ------------                -----------                -----------

     Total Proved Reserves of Oil .................    2,522,868           15     2,196,666           97     1,113,505
                                                    ------------                -----------                -----------

TOTAL PROVED RESERVES (MCFE) ......................   28,821,131           35    21,390,838           30    16,471,470
                                                    ============                ===========                ===========

----------

                          SEC PV-10 OF PROVED RESERVES

                                                                          DECEMBER 31,
                                                  ---------------------------------------------------------
                                                             % INCREASE                % INCREASE
                                                     2000    (DECREASE)        1999    (DECREASE)    1998
                                                  ---------  ----------     ---------  ----------  --------
SEC PV-10 (thousands) (1):
Proved Developed Producing Reserves........       $  76,170         219     $  23,863         103  $ 11,780
Proved Developed Non-Producing Reserves....           4,372          (6)        4,646         N/A         0
Proved Undeveloped Reserves................           1,108         (47)        2,072          43     1,454
                                                  ---------                 ---------              --------

Total SEC PV-10............................       $  81,650         167     $  30,581         131  $ 13,234
                                                  =========                 =========              ========

----------
(1) SEC PV-10 differs from the Standardized Measure set forth in the Notes to the Consolidated Financial Statements of the Company, which is calculated after provision for future income taxes.

         Except for the effect of changes in oil and gas prices, no major discovery or other favorable or adverse event is believed to have caused a significant change in these estimates of our proved reserves since December 31, 2000.

VOLUMES, PRICES AND COSTS

         The following table sets forth certain information regarding volumes of our production of oil and gas, our average sales price per Bbl of crude oil and average sales price per Mcf of gas, together with our average production cost per BOE for each of the three years ended December 31, 2000 from producing interests:

                                                                           YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------
                                                                       %                         %
                                                                    INCREASE                  INCREASE
                                                       2000        (DECREASE)       1999      (DECREASE)      1998
                                                    ----------     ----------    ----------   ----------    --------
     Production
           Oil  (Bbl)............................      273,706            112       128,924           43      90,097
           Gas (Mcf).............................    1,318,714             44       918,986          133     394,849
           Oil equivalent (BOE)..................      493,492             75       282,088           81     155,905

     Average Sales Price
           Oil ($/Bbl)...........................   $    28.45             66    $    17.14           27    $  13.48
           Gas ($/Mcf)...........................         3.94             84          2.14           12        1.91
           Oil equivalent ($/BOE)................        26.67             80         14.81           17       12.63

     Average production cost $/BOE...............   $     4.71             90    $     2.48   $      (34)       3.74

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



                                                   NET EXPLORATORY WELLS               NET DEVELOPMENT WELLS
                                             --------------------------------     --------------------------------
                       YEAR ENDED            PRODUCTIVE(1)          DRY(2)        PRODUCTIVE(1)          DRY(2)
                       DECEMBER 31,          --------------     -------------     -------------       ------------
                       1998................       0.00               0.57              0.22              0.90
                       1999................       0.13               0.13              0.36              0.00
                       2000................       0.83               0.45              0.29              0.19

----------

         (1) A productive well is an exploratory or a development well that is not a dry well.

         (2) A dry well is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

PRODUCING WELLS AND ACREAGE

         The following table sets forth the gross and net producing oil and gas wells in which we owned an interest and the developed and undeveloped gross and net leasehold acreage held by us as of December 31, 2000. A "gross" well or acre is a well or acre in which we have a working interest or royalty interest. The number of gross wells is the total number of wells in which a working interest or royalty interest is owned. A "net" well or acre is deemed to exist when the sum of fractional ownership working interests and/or royalty interests in a gross well or acre equals one. The number of net wells or acres is the sum of the fractional working interests and/or royalty interests owned in gross wells or acres expressed as whole numbers and fractions thereof.


                                                                         YEAR ENDED
                                                                    DECEMBER 31, 2000(1)
                                                                ----------------------------
        Wells                                                      OIL                 GAS
                                                                ---------            -------
             Working Interest
                 Gross.....................................      1,231.00             343.00
                 Net.......................................         34.12              24.39
                 Average working interest(%)...............          2.77               7.11
             Royalty Interest
                 Gross.....................................      2,589.00             424.00
                 Net ......................................         14.51              10.19
                 Average royalty interest(%) ..............          0.56               2.40


        Acreage                                                 Developed         Undeveloped(2)
                                                                ---------         --------------
             Developed
                 Gross.....................................       257,479             47,972
                 Net.......................................        36,702             22,950

----------


         (1) Does not include wells that are considered to have a minor value on an individual basis.

         (2) Undeveloped acreage is considered to be only those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not the acreage contains proved reserves.

PRESENT ACTIVITIES

         For the period January 1, 2001 through March 16, 2001, we participated in drilling three gross (0.32 net) development wells. Two of the wells were successfully completed as oil wells, one of which is on our Texas Holdings where we own a 9.38% net royalty interest. The third development well was successfully drilled as a gas well.

OFFICE LEASE

         We occupy approximately 5,277 square feet of office space at 4809 Cole Avenue, Suite 108, Dallas, Texas 75205 under a lease from Chalk Stream Properties, L.P. Total rental expense for 2000 was $85,983.

ITEM 3.  LEGAL PROCEEDINGS.

         During 2000, we were not a party to any legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On December 7, 2000, we submitted a written consent solicitation statement to the stockholders of the Company as of record date October 19, 2000. The consent solicitation statement was furnished to the stockholders of the Company in connection with the solicitation by the Company of the written consents of the stockholders to the issuance of up to an additional 180,000 shares of our Common Stock (the "Deferred Shares"). The Deferred Shares will have identical rights and preferences as the Company's currently outstanding shares of common stock.

         The purpose of the issuance of the Deferred Shares is to satisfy certain obligations that are owed to certain stockholders of Texona pursuant to the terms of the Merger Agreement, dated as of September 11, 2000, by and among Texona, the Company, and Toreador Acquisition Corporation. Pursuant to the Merger Agreement, the outstanding stock of Texona was exchanged for a total of 1,115,000 shares of common stock of the Company, of which 1,025,000 shares (19.6% of the then outstanding shares) were issued to the Texona stockholders at the closing of the merger on September 19, 2000.

         We did not issue all 1,115,000 shares due to the rules of the National Association of Securities Dealers Automated Quotation ("Nasdaq") requiring us to obtain stockholder approval before the issuance of common stock constituting or having voting power equal to or greater than 20% of the outstanding common stock. On September 19, 2000, 1,115,000 shares of common stock constituted approximately 21% of the then outstanding shares. Therefore, in order to comply with the applicable Nasdaq rules, we initially issued shares of our common stock equal to 19.6% of the outstanding shares on September 19, 2000, and then were requesting stockholder approval for the issuance of the Deferred Shares. Pursuant to the Merger Agreement, the Deferred Shares must be issued no later than June 1, 2001.

         The actual number of Deferred Shares to be issued will be between 90,000 and 180,000 based on a formula set forth in the Merger Agreement, subject to adjustment prior to the issuance of the Deferred Shares of (i) the payment of dividends on our currently issued common stock in shares of our common stock;
(ii) a stock split of our common stock; (iii) a reverse stock split of our common stock; or (iv) other reclassifications or recapitalizations of our common stock. Once issued, the Deferred Shares will be shares of our common stock having identical rights and preferences as our currently outstanding shares of common stock. If the issuance date were March 16, 2001, 90,000 Deferred Shares would have been issued.

         Except for the Texona stockholders that will receive the Deferred Shares, the current stockholders of the Company's common stock will have their percentage ownership of common stock diluted due to the issuance of the Deferred Shares only to the Texona stockholders. This dilution is approximately 1.7% of the common stock holdings of each such stockholder if 90,000 Deferred Shares are issued and 3.4% of the common stock holdings of each such stockholder if 180,000 Deferred Shares are issued. The actual amount of dilution for each stockholder will depend on the actual number of Deferred Shares issued.

         The Board of Directors unanimously approved the issuance of the additional shares of common stock as of August 1, 2000. Although approval by stockholders of the Company of the issuance of common stock is not required under governing Delaware law, such approval is required under the Nasdaq Rules applicable to companies listed on the Nasdaq National Market. To assure continued compliance with the listing rules of the Nasdaq National Market, the terms of the Merger Agreement provide that the Deferred Shares can only be issued if the stockholder approval is obtained. If the approval is not obtained, Deferred Shares will not be issued and there will be no financial penalty.

         Out of the 6,249,572 shares of our common stock issued and outstanding as of October 19, 2000, we received 3,725,155 affirmative votes, 142,688 against votes, 213,438 abstentions and 2,168,291 broker non-votes. Although majority consent was received, the Deferred Shares were not issued. Nasdaq requested that the Merger Agreement be amended to remove a certain clause calling for a penalty payment to be made by Toreador to the Texona shareholders if the Deferred Shares were not issued on or before June 1, 2001. The Merger Agreement was amended on January 30, 2001 in order to comply with the request.

         A revised written consent solicitation was submitted on February 22, 2001 to the stockholders of the Company as of record date February 5, 2001 reflecting the amendment to the Merger Agreement. The deadline for the responses has been extended until April 2001.


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

                  2000                      High        Low
-------------------------------------     --------   ---------
First Quarter.......................        8          3 5/8
Second Quarter......................        5 1/2      4 7/8
Third Quarter.......................        6 1/2      4 7/8
Fourth Quarter......................        6 1/4      5 3/4

                  1999                      High        Low
-------------------------------------     --------   ---------
First Quarter.......................        3 3/4      2 1/4
Second Quarter......................        3 3/8      2 3/8
Third Quarter.......................        3 9/16     2 15/16
Fourth Quarter......................        4 3/4      3 7/16


HOLDERS AND CLOSING PRICE

         As of March 16, 2001, there were 6,270,944 shares of Common Stock outstanding held of record by 462 holders (inclusive of those brokerage firms, clearing houses, banks and other nominee holders, holding Common Stock for clients, with all such nominees being considered as one holder).

         The closing price of the Common Stock on the Nasdaq National Market System on March 16, 2001 was $5.50.

DIVIDENDS

         Dividends on the Common Stock may be declared and paid out of funds legally available when and as determined by our board of directors. Cash dividends totaling $51,775 have been paid on our Common Stock to date. Our board of directors plans to continue our policy of holding and investing corporate funds on a conservative basis, and thus we do not anticipate paying cash dividends on our Common Stock in the foreseeable future. In addition, under the terms of the Facility (as defined below) described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources," we are prohibited from paying dividends on the Common Stock without prior consent from Bank of Texas, National Association (other than dividends payable in shares of Common Stock).

         Dividends on our Series A Preferred Stock are paid on a quarterly basis per the terms of the Certificate of Designation, as amended. Cash dividends totaling $360,000 were paid for the years ended December 31, 2000 and 1999 and $19,500 was paid for the year ended December 31, 1998. Future dividends will be paid in cash only at a rate of $90,000 per calendar quarter.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table summarizes certain selected financial data with respect to our financial condition and results of operations for the periods indicated. The selected financial data should be read in conjunction with the financial statements and related notes set forth in "Item 8. Financial Statements and Supplementary Data" of this Part II.

                                                                                  YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------------------------
INCOME STATEMENT DATA:                                  2000(a)        1999(b)           1998            1997            1996
                                                     ------------    ------------    ------------    ------------    ------------
Revenues:
     Oil and gas sales ...........................   $ 13,163,862    $  4,259,040    $  1,968,638    $  2,325,148    $  2,306,791
     Lease bonuses and rentals ...................        472,845         463,083         168,664         287,604         118,430
     Interest and other income ...................         70,702         109,035         171,338         149,841         162,297
     Equity in earnings of unconsolidated
       investments ...............................        (53,977)             --              --              --              --

     Gain on sale of properties ..................        407,679         851,726              --          26,171              --
     Gain (loss) on sale of marketable
       securities ................................        (54,076)        (79,615)             --              --         526,567
                                                     ------------    ------------    ------------    ------------    ------------
         Total revenues ..........................     14,007,035       5,603,269       2,308,640       2,788,764       3,114,085
                                                     ------------    ------------    ------------    ------------    ------------
Costs and Expenses:
     Lease operating .............................      2,324,603         699,278         583,441         695,007         585,732
     Dry holes and abandonments ..................         50,642           9,933         133,113         166,710         130,647
     Depreciation, depletion and amortization ....      2,439,368       1,276,268         514,071         539,346         273,026
     Geological and geophysical ..................        258,345         394,496         517,870         546,634         227,744
     General and administrative ..................      2,219,684       1,583,729         999,548         802,723         907,086
     Other .......................................        188,940              --              --         173,971              --
     Interest ....................................      1,408,807         794,627          36,120              --              --
                                                     ------------    ------------    ------------    ------------    ------------
         Total costs and expenses ................      8,890,389       4,758,331       2,784,163       2,924,391       2,124,235
                                                     ------------    ------------    ------------    ------------    ------------
Income (loss) before federal income taxes ........      5,116,646         844,938        (475,523)       (135,627)        989,850
Provision (benefit) for federal income taxes .....      1,763,577         336,927        (233,277)        (84,261)        263,100
                                                     ------------    ------------    ------------    ------------    ------------
     Net income (loss) ...........................   $  3,353,069    $    508,011    $   (242,246)   $    (51,366)   $    726,750
                                                     ============    ============    ============    ============    ============

     Dividend on preferred shares ................        360,000         360,000          19,500              --              --
Income (loss) attributable to common shares ......   $  2,993,069    $    148,011    $   (261,746)   $    (51,366)   $    726,750
                                                     ============    ============    ============    ============    ============

     Basic income (loss) per share ...............   $       0.54    $       0.03    $      (0.05)   $      (0.01)   $       0.14
     Diluted income (loss) per share .............   $       0.50    $       0.03    $      (0.05)   $      (0.01)   $       0.14
     Weighted average shares outstanding
         Basic ...................................      5,522,321       5,185,588       5,125,063       5,022,216       5,216,941
         Diluted .................................      6,691,361       5,250,862       5,125,603       5,022,216       5,216,941

CASH FLOW DATA:
     Net cash provided by
         operating activities ....................   $  6,046,146    $    763,314    $    276,624    $    830,643    $    609,364
     Capital expenditures for oil and gas
         property and equipment ..................   $ (2,429,924)   $ (9,208,348)   $(13,951,981)   $   (717,481)   $   (893,418)
BALANCE SHEET DATA:
     Working capital .............................   $  3,177,683    $    438,611    $  1,987,764    $  3,007,121    $  3,383,668
     Oil and gas properties, net .................     34,629,513      24,423,537      16,209,631       3,210,074       3,306,020
     Total assets ................................     40,324,955      26,455,980      19,782,262       6,526,785       7,008,924
     Long-term debt ..............................     15,244,223      14,666,500       7,880,000              --              --
     Stockholders' equity ........................     20,260,893      10,650,198      10,594,508       6,217,195       6,624,180

----------

(a) 2000 results contain results from the Texona acquisition from September 19, 2000 through December 31, 2000.

(b) 1999 results contain full year results from the Southeastern States Acquisition and partial year results from the Four States Acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

INTRODUCTION

        In Management's Discussion and Analysis, we explain our general financial condition and the results of operations including:

         o        what factors affect our business;

         o        what our earnings and costs were in 2000, 1999 and 1998;

         o why those earnings and costs were different from the year before;

         o        where our earnings came from;

         o        how all of this affects our overall financial condition;

         o what our expenditures for capital projects were in 1998 through 2000 and what we expect them to be in 2001 and

         o where cash will come from to pay for future capital expenditures.

        As you read Management's Discussion and Analysis, it may be helpful to refer to the Company's Consolidated Statements of Operations on page F-4, which present the results of our operations for 2000, 1999 and 1998. In Management's Discussion and Analysis, we analyze and explain the annual changes in the specific line items in the Consolidated Statements of Operations. Our analysis may be important to you in making decisions about your investments in Toreador.

         The Company follows the successful efforts method of accounting for oil and gas exploration and development expenditures. Under this method, costs of successful exploratory wells and all development wells are capitalized. Costs to drill exploratory wells, which do not find proved reserves, are expensed. Significant costs associated with the acquisition of oil and gas properties are capitalized. Acquisition costs of mineral interests in oil and gas properties remain capitalized until they are impaired or a determination has been made to discontinue exploration of the lease, at which time all related costs are charged to expense. Impairment of unproved properties is assessed and recorded on a property-by-property basis. Upon sale or abandonment of units of property or the disposition of miscellaneous equipment, the cost is removed from the asset account, the related reserves relieved of the accumulated depreciation or depletion and the gain or loss is credited to or charged against operations. Maintenance and repairs are charged to expense; betterments of property are capitalized as described below. The Company provides for depreciation, depletion and amortization of its investment in producing oil and gas properties on the units-of-production method, based upon independent reserve engineers' estimates of recoverable oil and gas reserves from the property. Depreciation expense for fixed assets is generally calculated on a straight-line basis based upon estimated useful lives of five years.

         The Company evaluates the carrying value of its long-lived assets, consisting primarily of oil and gas properties, when events or changes in circumstances indicate that the carrying value of such assets may be impaired. The determination of impairment is based upon expectations of undiscounted future cash flows of the related asset pursuant to Statement of Financial Accounting Standard No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." There was no impairment in 2000. There was impairment during 1999 in the amount of $14,401, primarily due to the decrease in oil and gas reserves for the affected producing properties. There was impairment in 1998 of $19,649 resulting from the decrease in oil and gas prices and there was no impairment during 1997. The impairments are included in the "Depreciation, depletion and amortization" category of the Consolidated Statements of Operations.

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

        We will continue to actively pursue exploration and development opportunities on our own mineral acreage in order to take advantage of the current favorable level of crude oil prices. We will also expand our drilling focus to geologic regions, particularly those areas with proven and attractive gas reserves that can provide potentially better rates of return on our capital resources. We also plan to evaluate 3-D seismic projects or drilling prospects, generated by third party operators. If judged geologically and financially attractive by our management, we will enter into joint ventures on those third party projects subject to available room within the capital exploration budget approved by our board of directors.

         Our 2001 capital exploration budget, excluding any acquisitions we may make, could range from $2,500,000 to $4,000,000, depending on the timing of any new seismic surveys and drilling of exploratory and development wells in which we may hold a working interest position.

        We also intend to actively evaluate opportunities to acquire producing properties that represent unique opportunities for us to add additional reserves to our reserve base while not increasing general and administrative costs. Any such acquisitions will be financed using cash on hand, third party sources, existing credit facilities or any combination thereof.

         At the present time, the primary source of capital for financing our operations is our cash flow from operations. During 2000, cash flow provided by operating activities was $6,046,146. We anticipate that cash flow provided by operating activities for 2001 will be materially higher reflecting the higher gas and crude oil prices and increased reserves from more recent acquisitions and mergers.

         On February 16, 2001, the Company entered into a $75 million credit agreement (the "Facility") with Bank of Texas, National Association that matures on February 16, 2006. The Facility replaced the Company's prior revolving credit facility with Compass Bank that had a maturity date of October 1, 2002 (the "Prior Credit Facility"). Outstanding borrowings under the Prior Credit Facility totaled $15.2 million as of December 31, 2000. The interest rate on the Prior Credit Facility at December 31, 2000 was 9.25%.

         The Facility bears interest, at the option of the Company, based on (a) a base rate equal to the higher of (i) the rate of interest per annum then most recently published by The Wall Street Journal as the prime rate on corporate loans for large U.S. commercial banks (9.50% at December 31, 2000) less 1.25%, or (ii) the sum of the rate of interest, then most recently published by The Wall Street Journal as the "federal funds" rate for reserves traded among commercial banks for overnight use, less three quarters of one percent (0.75%), both as published in the Money Rates section of The Wall Street Journal, or (b) the sum of the LIBOR Rate (6.40% at December 31, 2000) plus 1.75%. Additionally, the Facility calls for a commitment fee of 0.375% on the unused portion.

         The Facility imposes certain restrictive covenants on the Company, including the maintenance of a Debt Service Coverage Ratio greater than or equal to 1.25 to 1.00; maintenance of a Current Ratio greater than or equal to 1.00 to 1.00; and maintenance of a Tangible Net Worth of not less than the sum of (i) $13.65 million, plus (ii) 50% of the Company's annual net income, plus (iii) 100% of all equity contributions. Although the Facility was not in place as of December 31, 2000, the Company was in compliance with all covenants.

         The Facility is controlled by the borrowing base. The amount of debt outstanding at any time is not allowed to exceed the borrowing base as determined by the lender. The borrowing base is subject to evaluation every six months and can be adjusted either up or down. We are required to repay any principal that exceeds the revised borrowing base. The borrowing base as of March 16, 2001 was $20.00 million.

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

         Our management believes that sufficient funds are available from internal sources and other third party sources to meet anticipated capital requirements for fiscal 2001.

         Through December 31, 2000 we have used $1,537,794 of our cash reserves to purchase 527,000 shares of our Common Stock pursuant to four share repurchase programs and discretionary repurchases of our stock subject to cash availability as approved by the board of directors. On March 23, 1999, the Company's board of directors reinstated the existing common stock repurchase program enabling the Company to purchase the remaining 117,300 shares available under the April 1997 stock repurchase plan from time to time and depending on market conditions. On October 18, 2000 the Company's board authorized the repurchase of up to 500,000 additional shares. As of December 31, 2000, the Company had repurchased 527,000 shares under all plans, leaving 528,700 shares remaining available for repurchase. Management anticipates that any future repurchases of the Company's Common Stock will be funded from the Company's cash flow from operations and working capital.

         Dividends on our Common Stock may be declared and paid out of funds legally available when and as determined by our board of directors. Cash dividends totaling $51,775 have been paid on our Common Stock to date. Our board of directors plans to continue our policy of holding and investing corporate funds on a conservative basis, and thus we do not anticipate paying cash dividends on our Common Stock in the foreseeable future. In addition, under the terms of the Facility we are prohibited from paying dividends on the Common Stock without prior consent from Bank of Texas, National Association (other than dividends payable in shares of Common Stock).

         Dividends on our Series A Preferred Stock are paid on a quarterly basis per the terms of the Certificate of Designation, as amended. Cash dividends totaling $360,000 were paid for the years ended December 31, 2000 and 1999 and $19,500 was paid for the year ended December 31, 1998. Future dividends will be paid in cash only at a rate of $90,000 per calendar quarter.

         During 2000, we received a total of $25,000 as a result of the exercise of stock options to purchase our Common Stock by a former consultant. Those options related to 10,000 shares of Common Stock with an exercise price of $2.50 per share.

RESULTS OF OPERATIONS

        YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Total revenues for 2000 were $14,007,035 compared with $5,630,269 in 1999. Revenues from oil and gas sales increased to $13,163,862 in 2000 from $4,259,040 in 1999. This 209.1% increase reflects a 74.9% increase in volume on a BOE basis (principally reflecting the benefit of a full year of revenue from properties acquired in the latter part of 1999, along with the Texona Merger in September 2000) along with an 80.1% increase on a price per BOE basis. Average oil prices increased 66.0% to $28.45 in 2000 from $17.14 in 1999. Average gas prices increased 84% to $3.94 in 2000 from $2.14 in 1999. Our net oil production increased 112.3% to 273,706 Bbls in 2000 from 128,924 Bbls in 1999. Net gas production increased 43.5% to 1,318,714 Mcf of gas in 2000 from 918,986 Mcf of gas in 1999. Lease bonuses and rentals were $472,845 in 2000, up from $463,083 in 1999.

         Interest and other income were $70,702 in 2000 versus $109,035 in 1999. This 35.2% decrease was due to the employment of short-term funds in the acquisition of properties and repayment of debt rather than retaining such funds in interest bearing accounts. Gain on sale of properties and other assets was $407,679 in 2000, down from $851,726 in 1999. The 1999 sales were for two large mineral acreage packages while the 2000 sales were for several producing properties.

         Total costs and expenses were $8,890,389 in 2000 as compared with $4,758,331 in 1999 representing an 86.8% increase. The largest increases came from lease operating expense and depreciation, depletion and amortization where expenses increased 232.4% and 91.1% to $2,324,603 and $2,439,368 in 2000 versus
$699,278 and $1,276,268 in 1999, respectively. This major increase reflects the property acquisitions we made during December of 1999 and during 2000, all of which were working interest properties. Dry holes and abandonments increased to $50,642 in 2000 from $9,933 in 1999, due to the increased drilling activity we participated in during 2000. Geological and geophysical expenses decreased 34.5% to $258,345 in 2000 versus $394,496 in 1999, reflecting the completion of our two 3-D seismic projects that will generate future drilling sites. Our general and administrative expenses increased $635,955 or 40.2% to $2,219,684 in 2000 from $1,583,729 in 1999, primarily resulting from the addition of staff. During 2000, we incurred interest expense of $1,408,807 as compared with $794,627 in 1999 as a result of debt incurred for the property acquisitions made from December of 1999 through December of 2000. Other expense during 2000 totaled $188,940 vs. zero in 1999, primarily resulting from the mark to market loss of $135,300 on our derivative financial instruments. The provision for income taxes increased to $1,763,577 in 2000 from $336,927 in 1999, due to the increased income realized in 2000.

         Total net income applicable to common shares for 2000 was $2,993,069 or $0.54 per share compared to net income of $148,011 or $0.03 per share in 1999.

        YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Total revenues for 1999 were $5,603,269 compared with $2,308,640 in 1998. Revenues from oil and gas sales increased to $4,259,040 in 1999 from $1,968,638 in 1998. This 116.3% increase reflects a 63.2% increase in volume on a BOE basis (principally reflecting the benefit of a full year of revenue from properties acquired in December of 1998) along with a 32.5% increase on a price per BOE basis. Average oil prices increased 27.2% to $17.14 in 1999 from $13.48 in 1998. Average gas prices increased 12% to $2.14 in 1999 from $1.91 in 1998. Our net oil production increased 28.1% to 128,924 Bbls in 1999 from 100,615 Bbls in 1998. Net gas production increased 112.1% to 918,986 Mcf of gas in 1999 from 433,272 Mcf of gas in 1998. Lease bonuses and rentals were $463,083 in 1999, up from $168,664 in 1998, an increase of 174.6% primarily as a result of leasing activity on our Southeastern States Holdings.

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

NEW ACCOUNTING PRONOUNCEMENTS

         The Company has not yet adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement will be adopted effective January 1, 2001. It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement does not allow retroactive application to financial statements of prior periods. The Company is accounting for its financial instruments on a mark to market basis. For the year ended December 31, 2000, the Company recorded a loss, included in other expense, and an offsetting accrued liability of $135,300. Accordingly, the result of the adoption of this Statement will have no impact on future income. The Company intends continue to account for the results of financial instruments on a mark to market basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The risk inherent in the Company's market risk sensitive instruments is the potential loss arising from adverse changes in oil and gas commodity prices and interest rates as discussed below. The sensitivity analysis does not, however, consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions the Company may take to mitigate its exposure to such changes. Actual results may differ.

         The following quantitative and qualitative information is provided about financial instruments to which the Company is a party as of December 31, 2000, and from which the Company may incur future earnings gains or losses from changes in commodity prices. The Company does not enter into derivative or other financial instruments for trading purposes.

         OIL AND GAS PRICES. The Company markets its oil and gas production primarily on a spot market basis. As a result, the Company's earnings could be affected by changes in the prices for these commodities, regulatory matters or demand for the commodities. As market conditions dictate, the Company from time to time will lock-in future oil and gas prices using various hedging techniques. The Company does not use such financial instruments for trading purposes and is not a party to any leveraged derivatives. Market risk is estimated as a 10% decrease in the prices of oil and gas. Based on our projections for 2001 sales volumes at fixed prices, such a decrease would result in a reduction to oil and gas sales revenue of approximately $2.1 million before considering the effect of the option agreements discussed below.

         INTEREST RATES. The Company's earnings are affected by changes in short-term interest rates related to its line of credit, discussed in Note 8 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data". Market risk is estimated as a hypothetical increase in short-term interest rates of 100 basis points. Based on our projections of outstanding borrowings for fiscal 2001, such an increase could result in an addition to interest expense of approximately $152,000.

         DERIVATIVE FINANCIAL INSTRUMENTS. The Company has entered into commodity price derivative contracts to hedge commodity price risks. The Company's policy is not to enter into derivative contracts for trading purposes.

   Gas hedge derivatives

         The Company employs a policy of hedging a portion of its gas production in order to mitigate the price risk between NYMEX prices and actual receipt prices. As of December 31, 2000, the Company has hedged a portion of its gas price risk with collar and non-collar contracts that provide a fixed floor price but allow the Company to participate, within a contractual range, in index prices if they close above the contractual floor price. The average gas prices per Mcf that the Company reports includes the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges.

         COMMODITY PRICE SENSITIVITY. The following table provides information about the Company's derivative financial instruments that the Company is a party to as of December 31, 2000 and that are sensitive to changes in gas commodity prices. The Company has entered into collar contracts that provide a floor price for the Company on a notional amount of sales volumes while allowing some additional price participation for the Company if the relevant index prices close above the floor price. See Note 7 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the accounting procedures followed by the Company relative to hedge derivative financial instruments and for specific information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in gas and crude oil commodity prices.

            DERIVATIVE FINANCIAL INSTRUMENTS AS OF DECEMBER 31, 2000

                                                                                          2001
                                                                                       ----------
                    Gas Hedge Derivatives:
                    Collar option contracts (average MMBtu per
                    month over  contract life).............................                35,000
                    Fair market value at December 31, 2000.................            $  173,000

                         Weighted average short call MMBtu ceiling price...            $     7.27

                         Weighted average long put MMBtu floor price.......            $     4.11

                    Non-collar option contracts  (average MMBtu
                    per month over  contract life).........................                25,000
                         Weighted average long put MMBtu floor price.......            $     3.88
                    Fair market value at December 31, 2000.................            $   34,000

         As of December 31, 2000, the Company's primary risk exposures associated with financial instruments to which it is a party include gas price volatility. The Company's primary risk exposures associated with financial instruments have not changed significantly since December 31, 1999.

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

         PWC's reports on our financial statements for the fiscal year ended December 31, 1998 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

         The decision to engage E&Y as set forth above and to dismiss PWC was approved by the audit committee and the board of directors of the Company. There were no disagreements with PWC.

         E&Y has audited our financial statements for the fiscal years ended December 31, 2000, 1999, and 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information relating to our directors, nominees for directors and executive officers will be set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 17, 2001, which will be filed with the Securities and Exchange Commission on or prior to April 30, 2001, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Information relating to executive compensation will be set forth under the heading "Executive Compensation and Other Transactions" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 17, 2001, which will be filed with the Securities and Exchange Commission on or prior to April 30, 2001, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information relating to security ownership of certain beneficial owners and management will be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 17, 2001, which will be filed with the Securities and Exchange Commission on or prior to April 30, 2001, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to certain relationships and related transactions will be set forth under the heading "Executive Compensation and Other Transactions" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 17, 2001, which will be filed with the Securities and Exchange Commission on or prior to April 30, 2001, and which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

                  1. Index to Consolidated Financial Statements Report of Independent Auditors, Consolidated Balance Sheets as of December 31, 2000 and 1999, Consolidated Statements of Operations for the three years ended December 31, 2000, Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2000, Consolidated Statements of Cash Flows for the three years ended December 31, 2000 and Notes to Consolidated Financial Statements

                  2. The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

                  3.       Exhibits:

                           2.1      -    Certificate of Ownership and Merger
                                         merging Toreador Resources Corporation
                                         into Toreador Royalty Corporation,
                                         effective June 5, 2000 (previously
                                         filed as Exhibit 2.1 to Toreador
                                         Resources Corporation Current Report on
                                         Form 8-K filed on June 5, 2000, and
                                         incorporated herein by reference).

                           3.1      -    Certificate of Incorporation, as
                                         amended, of Toreador Royalty
                                         Corporation (previously filed as
                                         Exhibit 3.1 to Toreador Royalty
                                         Corporation Annual Report on Form 10-K
                                         for the year ended December 31, 1998,
                                         and incorporated herein by reference).

                           3.2      -    Amended and Restated Bylaws, as
                                         amended, of Toreador Royalty
                                         Corporation (previously filed as
                                         Exhibit 3.2 to Toreador Royalty
                                         Corporation Annual Report on Form 10-K
                                         for the year ended December 31, 1998,
                                         and incorporated herein by reference).

                           3.3      -    Certificate of Designation of Series A
                                         Convertible Preferred Stock of Toreador
                                         Royalty Corporation, dated December 14,
                                         1998 (previously filed as Exhibit 10.3
                                         to Toreador Royalty Corporation Current
                                         Report on Form 8-K filed with the
                                         Securities and Exchange Commission on
                                         December 31, 1998, and incorporated
                                         herein by reference).

                           3.4*     -    Amendment to Certificate of Designation
                                         of Series A Convertible Preferred Stock
                                         of Toreador Resources Corporation,
                                         dated December 31, 1998.

                           4.1      -    Form of Letter Agreement regarding
                                         Series A Convertible Preferred Stock,
                                         dated as of March 15, 1999, between
                                         Toreador Royalty Corporation and the
                                         holders of Series A Convertible
                                         Preferred Stock (previously filed as
                                         Exhibit 4.1 to Toreador Royalty
                                         Corporation Annual Report on Form 10-K
                                         for the year ended December 31, 1998,
                                         and incorporated herein by reference).

                           4.2      -    Registration Rights Agreement,
                                         effective December 16, 1998, among
                                         Toreador Royalty Corporation and
                                         persons party thereto (previously filed
                                         as Exhibit 10.2 to Toreador Royalty
                                         Corporation Current Report on Form 8-K
                                         filed with the Securities and Exchange
                                         Commission on December 31, 1998, and
                                         incorporated herein by reference).

                           4.3      -    Settlement Agreement, dated June 25,
                                         1998, among the Gralee Persons, the
                                         Dane Falb Persons and Toreador Royalty
                                         Corporation (previously filed as
                                         Exhibit 10.1 to Toreador Royalty
                                         Corporation Current Report on Form 8-K
                                         filed with the Securities and Exchange
                                         Commission on July 1, 1998, and
                                         incorporated herein by reference).

                           4.4      -    Registration Rights Agreement,
                                         effective July 31, 2000, among Toreador
                                         Royalty Corporation and persons party
                                         thereto (previously filed as Exhibit
                                         4.5 to Toreador Resources Corporation
                                         Registration Statement on Form S-3
                                         filed with the Securities and Exchange
                                         Commission on December 22, 2000, and
                                         incorporated herein by reference).

                           4.5      -    Registration Rights Agreement,
                                         effective September 11, 2000, among
                                         Toreador Resources Corporation and Earl
                                         E. Rossman, Jr., Representative of the
                                         Holders (previously filed as Exhibit
                                         4.6 to Toreador Resources Corporation
                                         Registration Statement on Form S-3
                                         filed with the Securities and Exchange
                                         Commission on December 22, 2000, and
                                         incorporated herein by reference).

                           10.1+    -    Employment Agreement, dated as of May
                                         1, 1997, between Toreador Royalty
                                         Corporation and Edward C. Marhanka
                                         (previously filed as Exhibit 10.5 to
                                         Toreador Royalty Corporation Quarterly
                                         Report on Form 10-Q for the quarter
                                         ended June 30, 1997, and incorporated
                                         herein by reference).

                           10.2+    -    Toreador Royalty Corporation 1990 Stock
                                         Option Plan (previously filed as
                                         Exhibit 10.7 to Toreador Royalty
                                         Corporation Annual Report on Form 10-K
                                         for the year ended December 31, 1994,
                                         and incorporated herein by reference).

                           10.3+    -    Amendment to Toreador Royalty
                                         Corporation 1990 Stock Option Plan,
                                         effective as of May 15, 1997
                                         (previously filed as Exhibit 10.14 to
                                         Toreador Royalty Corporation Annual
                                         Report on Form 10-K for the year ended
                                         December 31, 1997, and incorporated
                                         herein by reference).

                           10.4+    -    Toreador Royalty Corporation 1994
                                         Non-Employee Director Stock Option
                                         Plan, as amended (previously filed as
                                         Exhibit 10.12 to Toreador Royalty
                                         Corporation Annual Report on Form 10-K
                                         for the year ended December 31, 1995,
                                         and incorporated herein by reference).

                           10.5+    -    Toreador Royalty Corporation Amended
                                         and Restated 1990 Stock Option Plan,
                                         effective as of September 24, 1998
                                         (previously filed as Exhibit A to
                                         Toreador Royalty Corporation
                                         Preliminary Proxy Statement filed with
                                         the Securities and Exchange Commission
                                         on March 12, 1999, and incorporated
                                         herein by reference).

                           10.6+    -    Form of Indemnification Agreement,
                                         dated as of April 25, 1995, between
                                         Toreador Royalty Corporation and each
                                         of the members of our Board of
                                         Directors (previously filed as Exhibit
                                         10 to Toreador Royalty Corporation
                                         Quarterly Report on Form 10-Q for the
                                         quarterly period ended June 30, 1995,
                                         and incorporated herein by reference).

                           10.7+    -    Toreador Royalty Corporation Amended
                                         and Restated 1990 Stock Option Plan
                                         Nonqualified Stock Option Agreement,
                                         dated September 24, 1998, between
                                         Toreador Royalty Corporation and G.
                                         Thomas Graves III (previously filed as
                                         Exhibit 10.13 to Toreador Royalty
                                         Corporation Annual Report on Form 10-K
                                         for the year ended December 31, 1998,
                                         and incorporated herein by reference).

                           10.8+    -    Toreador Royalty Corporation Amended
                                         and Restated 1990 Stock Option Plan
                                         Nonqualified Stock Option Agreement,
                                         dated September 24, 1998, between
                                         Toreador Royalty Corporation and John
                                         Mark McLaughlin (previously filed as
                                         Exhibit 10.14 to Toreador Royalty
                                         Corporation Annual Report on Form 10-K
                                         for the year ended December 31, 1998,
                                         and incorporated herein by reference).

                           10.9*    -    Loan Agreement, effective February 16,
                                         2001, between Toreador Resources
                                         Corporation, Toreador Exploration &
                                         Production Inc., Toreador Acquisition
                                         Corporation and Tormin, Inc. and Bank
                                         of Texas, National Association.

                           10.10    -    Purchase and Sale Agreement, effective
                                         November 24, 1999, between Lario Oil &
                                         Gas Company and Toreador Exploration &
                                         Production Inc. (previously filed as
                                         Exhibit 10.1 to Toreador Royalty
                                         Corporation Current Report on Form 8-K
                                         filed on January 6, 2000, and
                                         incorporated herein by reference).

                           10.11    -    Merger Agreement, effective September
                                         11, 2000, between Texona Petroleum
                                         Corporation, Toreador Resources
                                         Corporation and Toreador Acquisition
                                         Corporation (previously filed as
                                         Exhibit 10.1 to Toreador Resources
                                         Corporation Current Report on Form 8-K
                                         filed on October 2, 2000, and
                                         incorporated herein by reference).

                           10.12*   -    First Amendment to Merger Agreement,
                                         effective January 30, 2001, between
                                         Texona Petroleum Corporation, Toreador
                                         Resources Corporation and Toreador
                                         Acquisition Corporation.

                           16.1     -    Letter on Change in Certifying
                                         Accountant from PricewaterhouseCoopers
                                         LLP, dated June 30, 1999 (previously
                                         filed as Exhibit 16 to Amendment No. 2
                                         to Toreador Royalty Corporation Current
                                         Report on Form 8-K/A filed on June 30,
                                         1999, and incorporated herein by
                                         reference).

                           21.1*    -    Subsidiaries of Toreador Resources
                                         Corporation.

                           23.1*    -    Consent of Ernst & Young LLP.

                           23.2*    -    Consent of LaRoche Petroleum
                                         Consultants, Ltd.

                           23.3*    -    Consent of Harlan Consulting.


----------

*    Filed herewith.
+    Management contract or compensatory plan

         (b)      Reports on Form 8-K:

                           During the last quarter of the fiscal year ended December 31, 2000, we filed a Current Report on Form 8-K dated October 2, 2000 with the Securities and Exchange Commission to report the merger with Texona Petroleum Corporation under items 2 and 7.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TOREADOR RESOURCES CORPORATION
Date: March 23, 2001

                                     By:  /s/ G. THOMAS GRAVES, III
                                          --------------------------------------
                                          G. Thomas Graves III, President and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated therein.

            SIGNATURE                              CAPACITY IN WHICH SIGNED                         DATE
------------------------------------     -----------------------------------------------       --------------
 /s/ G. THOMAS GRAVES, III               President, Chief Executive Officer and Director       March 23, 2001
-----------------------------------
G. Thomas Graves III

 /s/ J. W. BULLION                       Director                                              March 23, 2001
-----------------------------------
J. W. Bullion

 /s/ EDWARD NATHAN DANE                  Director                                              March 23, 2001
-----------------------------------
Edward Nathan Dane

 /s/ PETER L. FALB                       Director                                              March 23, 2001
-----------------------------------
Peter L. Falb

 /s/ THOMAS P. KELLOGG, JR.              Director                                              March 23, 2001
-----------------------------------
Thomas P. Kellogg, Jr.

 /s/ WILLIAM I. LEE                      Director                                              March 23, 2001
-----------------------------------
William I. Lee

 /s/ JOHN MARK MCLAUGHLIN                Chairman and Director                                 March 23, 2001
-----------------------------------
John Mark McLaughlin

 /s/ DOUGLAS W. WEIR                     Chief Financial Officer                               March 23, 2001
-----------------------------------      (Principal Financial and Accounting Officer)
Douglas W. Weir

                         TOREADOR RESOURCES CORPORATION

                                     ITEM 8

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


                                                                                                                      Page
                                                                                                                      ----
Report of Independent Auditors....................................................................................     F-2

Financial Statements:

     Consolidated Balance Sheets as of December 31, 2000 and 1999.................................................     F-3

     Consolidated Statements of Operations for the three years ended December 31, 2000............................     F-4

     Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2000.......     F-5

     Consolidated Statements of Cash Flows for the three years ended December 31, 2000............................     F-6

     Notes to Consolidated Financial Statements...................................................................     F-7

                         TOREADOR RESOURCES CORPORATION

                         REPORT OF INDEPENDENT AUDITORS





The Board of Directors and Stockholders
Toreador Resources Corporation

We have audited the accompanying consolidated balance sheets of Toreador Resources Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toreador Resources Corporation at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                           Ernst & Young LLP

Dallas, Texas
March 9, 2001

                    TOREADOR RESOURCES CORPORATION

                     CONSOLIDATED BALANCE SHEETS


                                                                                 December 31,
                                                                         ----------------------------
                                                                             2000            1999
                                                                         ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                                            $  1,756,161    $    341,463
    Short-term investments                                                         --          13,682
    Accounts and notes receivable                                           2,678,020       1,112,502
    Marketable securities                                                     255,668          36,251
    Other                                                                     103,057          73,995
                                                                         ------------    ------------

      Total current assets                                                  4,792,906       1,577,893
                                                                         ------------    ------------

Properties and equipment, less accumulated
        depreciation, depletion and amortization                           34,629,513      24,423,537

Equity in unconsolidated investments                                          715,974         114,241
Other assets                                                                  186,562         214,150
Deferred tax benefit                                                               --         126,159
                                                                         ------------    ------------

      Total assets                                                       $ 40,324,955    $ 26,455,980
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                             $  1,348,620    $    717,965
    Federal income taxes payable                                              266,603         171,317
    Current portion of long-term debt                                              --         250,000
                                                                         ------------    ------------

      Total current liabilities                                             1,615,223       1,139,282

Long-term debt                                                             15,244,223      14,666,500
Deferred tax liability                                                      3,204,616              --
                                                                         ------------    ------------

      Total liabilities                                                    20,064,062      15,805,782
                                                                         ------------    ------------

Stockholders' equity:
    Preferred stock, $1.00 par value, 4,000,000
        shares authorized; 160,000 issued                                     160,000         160,000
    Common stock, $0.15625 par value, 20,000,000
        shares authorized; 6,786,571 and 5,651,571 shares issued            1,060,402         883,058
    Capital in excess of par value                                         14,905,621       8,234,380
    Retained earnings                                                       5,618,676       2,677,382
    Accumulated other comprehensive income (loss)                              53,988         (35,530)
                                                                         ------------    ------------
                                                                           21,798,687      11,919,290
    Treasury stock at cost:
        527,000 and 475,500 shares                                         (1,537,794)     (1,269,092)
                                                                         ------------    ------------

      Total stockholders' equity                                           20,260,893      10,650,198
                                                                         ------------    ------------

      Total liabilities and stockholders' equity                         $ 40,324,955    $ 26,455,980
                                                                         ============    ============


      The Company uses the successful efforts method of accounting for its oil and gas producing activities.


        See accompanying notes to the consolidated financial statements.

                         TOREADOR RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                  2000              1999              1998
                                                              ------------      ------------      ------------
Revenues:
    Oil and gas sales                                         $ 13,163,862         4,259,040      $  1,968,638
    Lease bonuses and rentals                                      472,845           463,083           168,664
    Interest and other income                                       70,702           109,035           171,338
    Equity in earnings of unconsolidated investments               (53,977)               --                --
    Gain on sale of properties and other assets                    407,679           851,726                --
    Loss on sale of marketable securities                          (54,076)          (79,615)               --
                                                              ------------      ------------      ------------

      Total revenues                                            14,007,035         5,603,269         2,308,640
                                                              ------------      ------------      ------------

Costs and expenses:
    Lease operating                                              2,324,603           699,278           583,441
    Dry holes and abandonments                                      50,642             9,933           133,113
    Depreciation, depletion and amortization                     2,439,368         1,276,268           514,071
    Geological and geophysical                                     258,345           394,496           517,870
    General and administrative                                   2,219,684         1,583,729           999,548
    Other                                                          188,940                --                --
    Interest                                                     1,408,807           794,627            36,120
                                                              ------------      ------------      ------------

      Total costs and expenses                                   8,890,389         4,758,331         2,784,163
                                                              ------------      ------------      ------------


Income (loss) before income taxes                                5,116,646           844,938          (475,523)

Provision (benefit) for income taxes                             1,763,577           336,927          (233,277)
                                                              ------------      ------------      ------------

Net income (loss)                                                3,353,069           508,011          (242,246)

Dividends on preferred shares                                      360,000           360,000            19,500
                                                              ------------      ------------      ------------

Income (loss) applicable to common shares                     $  2,993,069      $    148,011      $   (261,746)
                                                              ============      ============      ============

Basic income (loss) per share                                 $       0.54      $       0.03      $      (0.05)
                                                              ============      ============      ============

Diluted income (loss) per share                               $       0.50      $       0.03      $      (0.05)
                                                              ============      ============      ============

Weighted average shares outstanding
Basic                                                            5,522,321         5,185,588         5,125,063
Diluted                                                          6,691,361         5,250,862         5,125,063




              See accompanying notes to the consolidated financial statements.

                         TOREADOR RESOURCES CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                 ACCUMULATED
                                                                    CAPITAL IN                     OTHER
                                        PREFERRED      COMMON       EXCESS OF      RETAINED     COMPREHENSIVE
                                          STOCK         STOCK       PAR VALUE      EARNINGS     INCOME (LOSS)
                                       ------------  ------------  ------------  ------------   -------------
Balance at December 31, 1997 ......... $         --  $    838,683  $  3,646,834  $  2,791,117   $          --

Issuance of common stock .............           --        43,203       766,809            --              --

Issuance of preferred stock ..........      160,000            --     3,789,219            --              --

Dividends declared on preferred
  stock ..............................           --            --            --       (19,500)             --

Purchase of treasury stock ...........           --            --            --            --              --

Comprehensive income
Net loss .............................           --            --            --      (242,246)             --
Other comprehensive loss, net of
  tax.................................
Unrealized loss on securities ........           --            --            --            --         (24,922)

Total comprehensive loss .............

                                       ------------  ------------  ------------  ------------   -------------
Balance at December 31, 1998 .........      160,000       881,886     8,202,862     2,529,371         (24,922)

Issuance of common stock .............           --         1,172        31,518            --              --

Dividends paid on preferred stock ....           --            --            --      (360,000)             --

Purchase of treasury stock ...........           --            --            --            --              --

Comprehensive income
Net income ...........................           --            --            --       508,011              --
Other comprehensive loss, net of
  tax.................................
  Unrealized loss on securities ......           --            --            --            --         (10,608)
  Less reclassification adjustment
  for losses included in net income ..

Total comprehensive income ...........

                                       ------------  ------------  ------------  ------------   -------------
Balance at December 31, 1999 .........      160,000       883,058     8,234,380     2,677,382         (35,530)

Issuance of common stock .............           --       177,344     6,241,406            --              --

Issuance of stock options ............                         --       429,835            --              --

Dividends paid on preferred stock ....           --            --            --      (360,000)             --

Dividends paid on common stock .......           --            --            --       (51,775)             --

Purchase of treasury stock ...........           --            --            --            --              --

Comprehensive income
Net income ...........................           --            --            --     3,353,069              --
Other comprehensive loss, net of
  tax.................................
  Unrealized gain on securities ......           --            --            --            --          89,518
  Less reclassification adjustment
  for losses included in net income ..

Total comprehensive income ...........

                                       ------------  ------------  ------------  ------------   -------------
Balance at December 31, 1999 ......... $    160,000  $  1,060,402  $ 14,905,621  $  5,618,676   $      53,988
                                       ============  ============  ============  ============   =============


                                                           TOTAL
                                        TREASURY      STOCKHOLDERS'
                                          STOCK          EQUITY
                                       ------------   -------------
Balance at December 31, 1997 ......... $ (1,059,439)  $   6,217,195

Issuance of common stock .............           --         810,012

Issuance of preferred stock ..........           --       3,949,219

Dividends declared on preferred
  stock ..............................           --         (19,500)

Purchase of treasury stock ...........      (95,250)        (95,250)

Comprehensive income
Net loss .............................           --        (242,246)
Other comprehensive loss, net of
  tax.................................
Unrealized loss on securities ........           --         (24,922)
                                                      -------------
Total comprehensive loss .............                     (267,168)

                                       ------------   -------------
Balance at December 31, 1998 .........   (1,154,689)     10,594,508

Issuance of common stock .............           --          32,690

Dividends paid on preferred stock ....           --        (360,000)

Purchase of treasury stock ...........     (114,403)       (114,403)

Comprehensive income
Net income ...........................           --         508,011
Other comprehensive loss, net of
  tax.................................
  Unrealized loss on securities ......           --         (63,154)
  Less reclassification adjustment
  for losses included in net income ..                       52,546
                                                      -------------
Total comprehensive income ...........                      497,403

                                       ------------   -------------
Balance at December 31, 1999 .........   (1,269,092)     10,650,198

Issuance of common stock .............           --       6,418,750

Issuance of stock options ............           --         429,835

Dividends paid on preferred stock ....           --        (360,000)

Dividends paid on common stock .......           --         (51,775)

Purchase of treasury stock ...........     (268,702)       (268,702)

Comprehensive income
Net income ...........................           --       3,353,069
Other comprehensive loss, net of
  tax.................................
  Unrealized gain on securities ......           --          53,988
  Less reclassification adjustment
  for losses included in net income ..                       35,530
                                                      -------------
Total comprehensive income ...........                    3,442,587

                                       ------------   -------------
Balance at December 31, 2000 ......... $ (1,537,794)  $  20,260,893
                                       ============   =============

                    TOREADOR RESOURCES CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 YEAR ENDED DECEMBER 31, 2000
                                                                      ------------------------------------------------
                                                                          2000              1999              1998
                                                                      ------------      ------------      ------------
Cash flows from operating activities:
    Net income (loss)                                                 $  3,353,069      $    508,011      $   (242,246)
    Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:

      Depreciation, depletion and amortization                           2,439,368         1,276,268           514,071
      Dry holes and abandonments                                            50,642             9,933           133,113
      Loss on sale of marketable securities                                 54,076            79,615                --
      Gain on sale of properties                                          (407,679)         (851,726)               --
      Equity in earnings of unconsolidated investments                      53,977                --                --
      Changes in operating assets and liabilities:
        Increase in accounts and notes receivable                       (1,053,486)         (595,060)         (182,591)
        Decrease (increase) in federal income tax receivable                    --            63,064              (757)
        Increase in other current assets                                   (24,134)          (12,865)          (34,174)
        Increase in accounts payable and accrued liabilities               619,245           149,711           258,664
        Increase in federal income taxes payable                            95,286           171,317                --
        Decrease (increase) in other assets                                 72,589          (112,500)               --
        Deferred tax expense (benefit)                                     793,193            77,546          (169,456)
                                                                      ------------      ------------      ------------
       Net cash provided by operating activities                         6,046,146           763,314           276,624
                                                                      ------------      ------------      ------------

Cash flows from investing activities:
     Expenditures for oil and gas property and equipment                (2,300,855)         (486,275)         (797,438)
     Acquisition of oil and gas properties                                (129,069)       (8,722,073)      (13,154,543)
     Proceeds from lease bonuses and rentals                                42,877            27,407                --
     Sale (purchase) of short-term investments                              13,682         1,204,609        (1,218,291)
     Purchase of marketable securities                                    (173,868)          (35,241)         (412,676)
     Proceeds from sale of marketable securities                            36,009           278,217                --
     Proceeds from sale of properties and other assets                     901,039         1,024,676                --
     Purchase of equity in unconsolidated investments                     (155,710)         (114,241)               --
     Purchase of furniture and fixtures                                    (52,215)         (157,627)          (29,249)
                                                                      ------------      ------------      ------------
      Net cash used by investing activities                             (1,818,110)       (6,980,548)      (15,612,197)
                                                                      ------------      ------------      ------------

Cash flows from financing activities:
    Payment for debt issue costs                                           (45,001)          (22,777)          (78,873)
    Proceeds from long-term debt                                         2,494,223         7,176,500         8,600,000
    Payment of principal on long-term debt                              (4,660,723)         (860,000)               --
    Proceeds from issuance of stock                                         25,000            32,690           810,012
    Proceeds from issuance of preferred stock, net                              --                --         3,949,219
    Payment of preferred  and common dividends                            (411,775)         (379,500)               --
    Purchase of treasury stock                                            (268,702)         (114,403)          (95,250)
    Other                                                                   53,640                --                --
                                                                      ------------      ------------      ------------
     Net cash provided (used) by financing activities                   (2,813,338)        5,832,510        13,185,108
                                                                      ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                     1,414,698          (384,724)       (2,150,465)

Cash and cash equivalents, beginning of period                             341,463           726,187         2,876,652
                                                                      ------------      ------------      ------------

Cash and cash equivalents, end of period                              $  1,756,161      $    341,463      $    726,187
                                                                      ============      ============      ============

Supplemental schedule of cash flow information:
   Cash paid during the period for:
     Income taxes                                                     $    875,098      $         --      $    (63,064)
     Interest                                                            1,234,985           620,106                --


        See accompanying notes to the consolidated financial statements.

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Toreador Resources Corporation ("Toreador" or the "Company") is an independent oil and gas company engaged in domestic oil and gas exploration, development, production and acquisition activities. The Company owns in excess of 1,300,000 net mineral acres located primarily in Mississippi, Texas and Alabama. In addition, the Company owns working or royalty interests in Mississippi, Texas, Kansas, Alabama, California, Michigan, New Mexico, Oklahoma, Louisiana and Arkansas. The Company's business activities are conducted primarily with industry partners located within the United States.

         PERVASIVENESS OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CONSOLIDATION

         The consolidated financial statements include the accounts of Toreador and its wholly owned subsidiaries, Toreador Exploration & Production Inc. ("Toreador E&P"), Tormin, Inc. ("Tormin") and Toreador Acquisition Corporation ("TAC"). All inter-company accounts and transactions have been eliminated.

         RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to current year presentation.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash on hand, amounts due from banks and all highly liquid investments with original maturities of three months or less. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash.

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

         FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, marketable securities, accounts payable and accrued liabilities and long-term debt approximate fair value, unless otherwise stated, as of December 31, 2000 and 1999.

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         DERIVATIVE FINANCIAL INSTRUMENTS

         The Company has only limited involvement with derivative financial instruments. They are used to manage well-defined commodity price risks. The Company is exposed to credit losses in the event of nonperformance by the counterparty to its financial instruments. The Company anticipates, however, that such counterparty will be able to fully satisfy its obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counterparty. The Company accounts for its derivative financial instruments on a mark to market basis.

         The Company utilizes various option contracts to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in price ranges to protect the economics related to certain capital projects.

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

         LEASE BONUSES

         The Company defers bonuses received from leasing minerals in which unrecovered costs remain by recording the bonuses as a reduction of the unrecovered costs. Bonuses received from leasing mineral interests previously expensed are taken into income. For federal income tax purposes, lease bonuses are regarded as advance royalties (ordinary income). Bonuses totaling $42,877, $27,407 and zero were recorded as cost reductions for the years ending December 31, 2000, 1999 and 1998, respectively.

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

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         IMPAIRMENT OF ASSETS

         Producing property costs are evaluated for impairment and reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Impairment of non-producing leasehold costs and undeveloped mineral and royalty interests are assessed periodically on a property-by-property basis, and any impairment in value is currently charged to expense. There was no impairment loss during 2000. There was an impairment loss during 1999 in the amount of $14,401 primarily due to the decrease in oil and gas reserves for the affected producing properties. There was an impairment loss in 1998 of $19,649 resulting from the decrease in oil and gas prices. The impairments are included in the "Depreciation, depletion and amortization" category of the consolidated statement of operations.

         REVENUE RECOGNITION

         Oil and gas revenues are accounted for using the sales method. Under this method, sales are recorded on all production sold by the Company regardless of the Company's ownership interest in the respective property. Imbalances result when sales differ from the seller's net revenue interest in the particular property's reserves and are tracked to reflect the Company's balancing position. At December 31, 2000 and 1999, the imbalance and related value were immaterial.

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

         NET INCOME (LOSS) PER COMMON SHARE

         Basic income (loss) per common share amounts were computed by dividing net income (loss) after deduction of dividends on preferred shares by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share assumes the conversion of all securities that are exercisable or convertible into common shares that would dilute the basic earnings per common share during the period. The increase in potential shares used to determine dilutive income per share for the year ended December 31, 2000 is attributable to convertible preferred stock and dilutive stock options. Convertible preferred stock was not considered in the diluted income (loss) per share calculations for 1999 and 1998, as the effect would be antidilutive. Stock options were not considered in the diluted loss per share calculation for 1998, as the effect would be antidilutive.

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NEW ACCOUNTING PRONOUNCEMENTS

         The Company has not yet adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement will be adopted effective January 1, 2001. It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement does not allow retroactive application to financial statements of prior periods. The Company is accounting for its financial instruments on a mark to market basis. For the year ended December 31, 2000, the Company recorded a loss, included in other expense, and an offsetting accrued liability of $135,300. Accordingly, the result of the adoption of FAS No. 133 will have no impact on future income. The Company intends continue to account for the results of financial instruments on a mark to market basis.

2.       MARKETABLE SECURITIES

         Marketable securities at December 31, 2000 and 1999 consist of several issues of preferred stock with a fair market value of $255,668 and $36,251, respectively. The Company has designated these investments as "securities available for sale" pursuant to Statement of Financial Accounting Standards No. 115. The net unrealized gain related to these securities before taxes is $81,800 ($53,988 net of tax) at December 31, 2000 and the net unrealized loss was $53,834 ($35,530 net of tax) at December 31, 1999, and is reflected as other comprehensive income
         (loss). During 2000, a portion of the available-for-sale securities was sold for $36,009 resulting in a net loss before taxes of $54,076 ($34,068 net of tax) based upon historical cost.

3.       ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                                 DECEMBER 31,
                                                         --------------------------
                                                            2000           1999
                                                         -----------    -----------
           Oil and gas................................   $ 2,581,872    $ 1,073,035
           Note receivable............................        30,000         30,000
           Other receivables..........................        66,148          9,467
                                                         -----------    -----------
                                                         $ 2,678,020    $ 1,112,502
                                                         ===========    ===========

         Oil and gas receivables are due from companies engaged principally in oil and gas activities, with payment terms on a short-term basis and in accordance with industry standards. The note receivable is the current amount due from the purchaser of non-strategic assets during 1999.

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       PROPERTIES AND EQUIPMENT

         Properties and equipment consist of the following:

                                                                                         DECEMBER 31,
                                                                               -------------------------------
                                                                                    2000              1999
                                                                               --------------    --------------
                 Undeveloped mineral and royalty interests.................    $    7,361,174    $    7,404,891
                 Non-producing leaseholds..................................           765,472           408,899
                 Producing leaseholds......................................        19,030,833         9,129,775
                 Producing royalty interests...............................        10,458,935        10,581,301
                 Lease and well equipment..................................         2,774,873           523,374
                 Furniture and fixtures and other assets...................           330,069           265,895
                                                                               --------------    --------------
                                                                                   40,721,356        28,314,135

                 Accumulated depreciation, depletion and amortization......        (6,091,843)       (3,890,598)
                                                                               --------------    --------------

                                                                               $   34,629,513    $   24,423,537
                                                                               ==============    ==============

         During 2000 the Company sold various properties and equipment for $901,039 (net of closing costs) resulting in a gain of $407,679 before tax.

5.       ACQUISITION OF OIL AND GAS PROPERTIES

         On September 19, 2000, TAC completed a merger with Texona Petroleum Corporation ("Texona"), pursuant to a Merger Agreement dated as of September 11, 2000. The terms of the Merger Agreement called for Texona to be merged with TAC in a forward triangular merger, thus leaving TAC as the surviving entity. The outstanding stock of Texona was exchanged for a total of 1,115,000 common shares of Toreador, of which 1,025,000 was issued to the Texona shareholders during 2000 and the remaining shares ("Deferred Shares") will be issued no later then June 1, 2001, subject to Toreador shareholder approval. If the approval is not obtained, Deferred Shares will not be issued and there will be no financial penalty. The value of the Deferred Shares will be added to the value of oil and gas properties acquired upon issuance. The issuance of Toreador shares for the Texona shares is hereinafter referred to as the "Merger".

         In addition, the Company issued 143,040 of its stock options to certain former employees and directors of Texona. The strike price of the options is $3.12 per share, and they expire on September 19, 2010. On the Merger closing date, the Company's stock was trading at $5.75 per share, and accordingly, the fair value of the options was included in the purchase price allocated to the assets acquired and liabilities assumed.

         Immediately prior to the Merger, Texona owned an interest in close to 1,000 wells located in 12 states, primarily Oklahoma, Texas and Louisiana. The estimated proved reserves for Texona totaled 6,806 MMcf and 449 MBbl for a total of 9,502 MMcfe (equivalent MMcf on six Mcf per one barrel of oil basis).

         Immediately after the Merger closing, TAC extinguished Texona's outstanding bank debt of $2,449,223, utilizing its line from Compass Bank, Dallas. In connection with the borrowing, Toreador, TAC, Toreador E&P and Tormin entered into an amendment to their existing Credit Agreement with Compass Bank, which Credit Agreement was effective September 30,1999. The amendment to the Credit Agreement increased the borrowing base to $17,000,000 from the previous borrowing base of $14,500,000.

         The Merger is being accounted for under the purchase method of accounting for business combinations. Under the purchase method, the combination is recorded at cost, which in this case is based upon the fair market value of Toreador common stock, options issued and direct costs incurred. Acquired assets are recorded at their fair market value up to the purchase price. The Company's results of operations for the year ended December 31, 2000 include the results of operations from September 19, 200 through December 31, 2000.

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         Texona Merger

      Fair market value of common stock and options.....    $    6,269,945
      Other acquisition costs, net of cash acquired.....           765,472
                                                            --------------
                 Total consideration....................    $    6,399,014
                                                            ==============

      Allocated as follows:
      Assets acquired
        Accounts receivable.............................    $      512,032
        Other current assets............................             4,928
        Producing leaseholds............................        10,867,193
        Other assets....................................            11,960

      Liabilities assumed
        Accounts payable................................            11,410
        Long-term debt..................................         2,494,223
        Deferred tax liabilities........................         2,494,466
                                                            --------------
                 Net assets acquired....................    $    6,399,014
                                                            ==============


         The following summarized unaudited pro forma financial information assumes the Merger occurred on January 1 of each year:

                                                                      YEAR ENDED DECEMBER 31,
                                                                    ---------------------------
                                                                        2000           1999
                                                                    ------------    -----------
                 Revenues........................................   $ 16,323,259    $ 8,274,627
                 Net income (loss)...............................   $  3,854,326    $   764,149
                 Net income (loss) applicable to common shares...   $  3,494,326    $   404,149
                 Net income (loss) per share - basic.............   $        .63    $       .08
                 Net income (loss) per share - diluted...........   $        .52    $       .08

         The pro forma results do not necessarily represent results that would have occurred if the transactions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

6.       EQUITY IN UNCONSOLIDATED INVESTMENTS

         On July 11, 2000, the Company acquired a 35.0% interest in EnergyNet.com, Inc. ("EnergyNet"), an Internet based oil and gas property auction company. The terms of the acquisition called for the Company to issue 100,000 shares of common stock plus a $100,000 payment. The 100,000 shares were issued in August 2000.

         The Company accounts for its 35% investment in EnergyNet and its 50% investment in Capstone Royalty, LLP using the equity method of accounting for investments. Equity in the pre-tax earnings of unconsolidated investments included in the 2000 consolidated statements of operations was $(53,977).

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       DERIVATIVE FINANCIAL INSTRUMENTS

         During 2000 the Company sold call options to its counterparty for an average volume of 35,000 MMBtu per month for at an average index price of $7.27 per MMBtu. The Company purchased put options from its counterparty for an average volume of 60,000 MMBtu per month at an average index price of $4.01 per MMBtu. The periods covered by the options began in March 2001 and end in October 2001.

         The fair values of commodity price hedges outstanding at December 31, 2000 were obtained from quotes provided by the counterparty for each agreement and represent the amount the Company would be able to receive or be required to pay to liquidate the hedges as of December 31,2000. The Company accounted for its derivative financial instruments on a mark to market basis. Accordingly, for the year ended December 31, 2000, the Company recorded a loss, included in other expense, and an offsetting accrued liability of $135,300.

8.       LONG-TERM DEBT

         On February 16, 2001, the Company entered into a $75 million credit agreement (the "Facility") with Bank of Texas, National Association that matures on February 16, 2006. The Facility replaced the Company's prior revolving credit facility with Compass Bank that had a maturity date of October 1, 2002 (the "Prior Credit Facility"). Outstanding borrowings under the Prior Credit Facility totaled $15.2 million as of December 31, 2000. The interest rate on the Prior Credit Facility at December 31, 2000 was 9.25%. The majority of the Company's oil and gas properties are pledged as collateral under the Facility.

         The Facility bears interest, at the option of the Company, based on (a) a base rate equal to the higher of (i) the rate of interest per annum then most recently published by The Wall Street Journal as the prime rate on corporate loans for large U.S. commercial banks (9.50% at December 31, 2000) less 1.25%, or (ii) the sum of the rate of interest, then most recently published by The Wall Street Journal as the "federal funds" rate for reserves traded among commercial banks for overnight use, less three quarters of one percent (0.75%), both as published in the Money Rates section of The Wall Street Journal, or (b) the sum of the LIBOR Rate (6.40% at December 31, 2000) plus 1.75%. Additionally, the Facility calls for a commitment fee of 0.375% on the unused portion.

         The Facility imposes certain restrictive covenants on the Company, including the maintenance of a Debt Service Coverage Ratio greater than or equal to 1.25 to 1.00; maintenance of a Current Ratio greater than or equal to 1.00 to 1.00; and, maintenance of a Tangible Net Worth of not less than the sum of (i) $13.65 million, plus (ii) 50% of the Company's annual net income, plus (iii) 100% of all equity contributions. Although the Facility was not in place as of December 31, 2000, the Company was in compliance with all covenants.

9.       CAPITAL

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

         On March 23, 1999, the Company's board of directors reinstated an existing common stock repurchase program enabling the Company to purchase the remaining 117,300 shares available under the previously authorized April 1997 stock repurchase plan from time to time and depending on market conditions. On October 18, 2000 the Company's board authorized the repurchase of up to 500,000 additional shares. As of December 31, 2000, the Company had repurchased 527,000 shares under all plans, leaving 528,700 shares remaining available for repurchase. Management anticipates that any future repurchases of the Company's common stock will be funded from the Company's cash flow from operations and working capital.

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In December 1998, the Company sold 160,000 shares of Series A Preferred Stock (convertible into 1,000,000 common shares) for net proceeds of $3,949,219. The sale was made through a private placement. At the option of the holder, the preferred stock may be converted into common shares at a price of $4 per common share. The Company, at its option, may redeem the preferred stock at its stated value of $25 per share on or after December 1, 2004. The preferred stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. The proceeds from the sale were used in part to finance the Southeastern States Acquisition in December 1998.

         In August 2000, the Company issued 100,000 shares of common stock as part of the equity investment in EnergyNet. In September 2000, the Company issued 1,025,000 shares of common stock as part of the Merger with Texona.


10.      EARNINGS PER SHARE

         In accordance with the provisions of SFAS No. 128, "Earnings per Share," basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is computed based upon the weighted-average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities.

         The computation of earnings per share for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------
                                                             2000             1999             1998
                                                         ------------     ------------     ------------
BASIC EPS
Income (loss) attributable to common shares ........     $  2,993,069     $    148,011     $   (261,746)
Average common shares outstanding applicable
to basic EPS .......................................        5,522,321        5,185,588        5,125,063
Basic income (loss) per share ......................     $       0.54     $       0.03     $      (0.05)
                                                         ------------     ------------     ------------

DILUTED EPS
Income (loss) attributable to common shares ........     $  2,993,069     $    148,011     $   (261,746)
Add: preferred dividends ...........................          360,000               --               --
                                                         ------------     ------------     ------------
Income (loss) attributable to diluted  shares ......     $  3,353,069     $    148,011     $   (261,746)

Average common shares outstanding applicable
to basic EPS .......................................        5,522,321        5,185,588        5,125,063
Add: stock options .................................          169,040           65,274               --
         convertible preferred stock ...............        1,000,000               --               --
                                                         ------------     ------------     ------------
Average common shares outstanding applicable
to diluted EPS .....................................        6,691,361        5,250,862        5,125,063
Diluted income (loss) per share ....................     $       0.50     $       0.03     $      (0.05)
                                                         ------------     ------------     ------------

         Convertible preferred stock was not included in the computation of diluted earnings per share for the years ended December 31, 1999 and 1998 because their effect was antidilutive.

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      INCOME TAXES

         The Company's provision (benefit) for income taxes was comprised of the following:

                                                       YEAR ENDED DECEMBER 31,
                                             ----------------------------------------
                                                2000           1999           1998
                                             ----------     ----------     ----------
Federal:
     Current ...........................     $  874,481     $  234,381     $  (63,821)
     Deferred ..........................        728,880         77,546       (169,456)

State:
     Current ...........................         95,903         25,000             --
     Deferred ..........................         64,313             --             --
                                             ----------     ----------     ----------

Provision (benefit) for income taxes ...     $1,763,577     $  336,927     $ (233,277)
                                             ==========     ==========     ==========

         The primary reasons for the difference between tax expense at the statutory federal income tax rate and the Company's provision for income taxes were:

                                                                 YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------
                                                        2000              1999              1998
                                                    ------------      ------------      ------------
Statutory tax at 34% ..........................     $  1,739,660      $    287,279      $   (161,678)
Statutory depletion in excess of tax basis ....         (148,525)           (4,838)          (69,979)
State income tax ..............................          160,216            25,000                --
Other .........................................           12,226            29,486            (1,620)
                                                    ------------      ------------      ------------

Provision (benefit) for income taxes ..........     $  1,763,577      $    336,927      $   (233,277)
                                                    ============      ============      ============

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2000 and 1999 were as follows:

                                                            2000              1999
                                                        ------------      ------------
Deferred tax liabilities:
     Leasehold costs ..............................     $ (2,828,790)     $    (54,298)
     Intangible drilling and development costs ....         (585,402)         (194,184)
     Lease and well equipment .....................          (94,759)          (21,565)
     Unrealized gain on marketable securities .....          (30,266)               --
                                                        ------------      ------------
         Gross deferred tax liabilities ...........       (3,539,217)         (270,047)
                                                        ------------      ------------

Deferred tax assets:
     Depletion carryforwards ......................               --             2,585
     Geological and geophysical costs .............          177,274           162,900
     Net operating loss carryforward ..............           68,092                --
     Tax credit carryforwards .....................               --           212,417
     Equity basis investments .....................           19,327                --
     Other ........................................           69,908                --
     Unrealized loss on marketable securities .....               --            18,304
                                                        ------------      ------------
              Gross deferred tax assets ...........          334,601           396,206
                                                        ------------      ------------

Net deferred tax (liabilities) assets .............     $ (3,204,616)     $    126,159
                                                        ============      ============

         The acquisition of Texona assets resulted in a $2,491,466 deferred tax liability due to the difference between the book basis and the tax basis of the assets acquired. Of the change in deferred taxes, $46,116 was charged to net unrealized gain on marketable securities in stockholders' equity for 2000. The net operating loss carryforward relates to the Texona acquisition and will be available to offset future taxable income and income tax through 2018 and 2019.

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      BENEFIT PLANS

         The Company had a noncontributory defined benefit pension plan that was cancelled effective January 1, 2000. The benefits were based on years of service and the employee's compensation. A full distribution was made to each eligible employee during 2000. This plan was replaced with a 401(k) plan.

13.      STOCK COMPENSATION PLANS

         The Company has granted stock options to key employees, directors and certain consultants of the Company as described below.

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

         Options under the Plan and the Nonemployee Director Plan are granted periodically throughout the year and are generally exercisable in equal increments over a three-year period and have a maximum term of 10 years. From time to time the Company has issued stock options that did not fall under any existing plan.

         Pursuant to SFAS No. 123, the Company recorded an expense of zero, $13,939 and $19,747 during 2000, 1999 and 1998, respectively, for stock options granted to certain consultants to the Company.

         A summary of stock option transactions is as follows:

                                               2000                           1999                           1998
                                    --------------------------     --------------------------     --------------------------
                                                    WEIGHTED-                      WEIGHTED-                      WEIGHTED-
                                                     AVERAGE                        AVERAGE                        AVERAGE
                                                     EXERCISE                       EXERCISE                       EXERCISE
                                      SHARES          PRICE          SHARES          PRICE          SHARES          PRICE
                                    ----------      ----------     ----------      ----------     ----------      ----------
Outstanding at beginning of year       745,000      $     4.24        462,500      $     4.05        469,000      $     2.97
Granted                                277,540            4.27        290,000            4.50        340,000            4.38
Exercised                              (10,000)           2.50         (7,500)           2.50       (276,500)           2.86
Forfeited                                   --              --             --              --        (70,000)           3.11
                                    ----------      ----------     ----------      ----------     ----------      ----------

Outstanding at end of year           1,012,540      $     4.27        745,000      $     4.24        462,500      $     4.05
                                    ==========      ==========     ==========      ==========     ==========      ==========

Exercisable at end of year             571,341      $     3.88        216,658      $     3.85        100,833      $     3.28
                                    ==========      ==========     ==========      ==========     ==========      ==========

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         For stock options granted during 2000 the following represents the weighted-average exercise prices and the weighted-average fair value based upon whether or not the exercise price of the option was greater than, less than or equal to the market price of the stock on the grant date:

                                                                     WEIGHTED-AVERAGE   WEIGHTED-AVERAGE
                                    OPTION TYPE                      EXERCISE PRICE        FAIR VALUE
                    ---------------------------------------------    ----------------   -----------------
                    Exercise price greater than market price....     $     5.50         $     3.13
                    Exercise price less than market price.......           3.12               3.59

         The following table summarizes information about the fixed price stock options outstanding at December 31, 2000:

                          OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
         --------------------------------------------------------      ----------------------------------------
                                                     WEIGHTED           WEIGHTED                      WEIGHTED
           RANGE OF              NUMBER              AVERAGE            AVERAGE         NUMBER        AVERAGE
           EXERCISE          OUTSTANDING AT         REMAINING           EXERCISE      EXERCISABLE     EXERCISE
            PRICES              12/31/00         CONTRACTUAL LIFE        PRICE        AT 12/31/00      PRICE
         -----------         --------------      ----------------      ----------     -----------    ----------
         $      2.50              55,000            5.1 Years          $     2.50          44,998    $     2.50
                2.75              60,000            7.8 Years                2.75          39,996          2.75
                3.00              30,000            8.5 Years                3.00          10,002          3.63
                3.12             143,040            9.8 Years                3.12         143,040          3.12
         3.25 - 3.50              50,000            3.7 Years                3.40          50,000          3.40
                3.63              30,000             .4 Years                3.63          30,000          3.63
                3.88              30,000            8.8 Years                3.88          10,002          3.63
                4.00              50,000            8.8 Years                4.00          16,665          3.63
                5.00             430,000            8.2 Years                5.00         226,644          5.00
                5.50             134,500            9.7 Years                5.50              --            --
         -----------         -----------         ------------          ----------     -----------    ----------

         $ 2.50-5.50           1,012,540            8.0 Years          $     3.88         571,347    $     3.88
         ===========         ===========         ============          ==========     ===========    ==========

         At December 31, 2000, there were 292,460 shares available for grant under existing plans.

         Had compensation costs for employees under the Company's two stock-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the method prescribed by SFAS No. 123, the Company's pro forma net income and earnings per share would have been reduced to the pro forma amounts listed below:

                                                                         2000               1999                1998
                                                                    -------------       -------------       ------------
          Net income (loss)                      As reported        $   2,993,069       $     148,011       $   (261,746)
                                                    Pro forma       $   2,433,540       $     101,973       $   (291,577)

          Basic income (loss) per share          As reported        $        0.54       $        0.03       $      (0.05)
                                                    Pro forma       $        0.44       $        0.02       $      (0.05)
          Diluted income (loss) per share        As reported        $        0.50       $        0.03       $      (0.05)
                                                    Pro forma       $        0.42       $        0.02       $      (0.05)

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                              2000          1999         1998
                                           ----------    ----------   ----------
          Dividend yield, per share                --            --           --

          Volatility                               59%           59%          27%

          Risk-free interest rate           5.9 - 6.6%           6.4%        6.4%

          Expected lives                    3-5 years        5 years     5 years

14.      LEASE AND OTHER COMMITMENTS

         The Company leases office space under a non-cancelable operating lease, which expires on August 31, 2005. The Company subleases portions of the leased space to one related party and one unrelated party under non-cancelable sub-leases that expire on August 31, 2002. Minimum annual rentals, net of sub-lease receipts, as of December 31, 2000 are as follows:

              2001                                         $   115,069
              2002                                             133,100
              2003                                             170,608
              2004                                             173,500
              2005                                             115,667
                                                           -----------
                       Total                                   707,944
                                                           ===========

         Net rent expense totaled $85,983, $95,541 and $43,676 for the years ended December 31, 2000, 1999 and 1998, respectively.

15.      RELATED PARTY TRANSACTIONS

         A director of the Company also owns Wilco Properties, Inc. The Company entered into a technical services agreement with Wilco Properties, Inc. ("Wilco") effective February 1, 1999 whereby the Company provides accounting and geological management services for a monthly fee of $7,250. The Company has recorded to general and administrative expense $87,000 and $79,750 related to this agreement for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, $21,750 was receivable from Wilco under this agreement. The Company also subleases office space to Wilco pursuant to a sub-lease agreement. The Company has recorded reductions to rent expense totaling $15,080 and $7,248 related to the sub-lease agreement discussed in Note 13 during the years ended December 31, 2000 and 1999, respectively. Wilco and the Company have an informal arrangement under which one of the two companies incur, on behalf of the other, certain miscellaneous expenses that are subsequently reimbursed by the other company. Transactions under this arrangement resulted in net receipts from Wilco of $16,929 for the year ended December 31, 2000, and net payments to Wilco of $118,938 for the year ended December 31, 1999. There were no amounts due to or from Wilco as of December 31, 2000 or 1999 under this arrangement.

         The Company owns an equity investment in EnergyNet.com, Inc., an Internet based oil and gas property auction company. The Company paid commissions totaling approximately $25,000 to EnergyNet.com, Inc. during 2000.

         The Company entered into a consulting agreement with Earl Rossman, Jr. effective October 1, 2000, whereby Mr. Rossman provides consulting services for the Company for a monthly fee of $13,000. Mr. Rossman was President of Texona Petroleum Corporation immediately prior to the execution of the Merger Agreement. The consulting agreement expires on September 30, 2001. The Company paid fees totaling $39,000 during 2000.

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.      OIL AND GAS PRODUCING ACTIVITIES

         The following information is presented pursuant to SFAS No. 69, Disclosures about Oil and Gas Producing Activities:

         RESULTS OF OPERATIONS

         Results of operations from oil and gas producing activities were as follows:

                                                                 2000                1999                1998
                                                             -------------       -------------       -------------
         Crude oil, condensate and gas.................      $  13,163,862       $   4,259,040       $   1,968,638
         Lease bonuses and delay rentals...............            472,845             463,083             168,664
                                                             -------------       -------------       -------------
              Total revenues...........................         13,636,707           4,722,123           2,137,302
         Costs and expenses:
              Lease operating costs....................          2,324,603             699,278             583,441
              Exploration costs........................            308,987             404,429             650,983
              Depreciation and depletion...............          2,389,109           1,247,278             510,775
                                                             -------------       -------------       -------------
         Income before income taxes....................          8,614,008           2,371,138             392,103
         Income tax expense............................          3,187,183             806,187             133,315
                                                             -------------       -------------       -------------
         Results of operations from producing
         activities (excluding corporate overhead).....      $   5,426,825       $   1,564,951       $     258,788
                                                             =============       =============       =============

         CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES:

                                                                                  DECEMBER 31,
                                                             -----------------------------------------------------
                                                                  2000                1999                1998
                                                             -------------        -------------      -------------
         Unproved properties (a).........................    $   8,126,646        $   7,813,790      $   7,727,388
         Proved leaseholds...............................       29,489,768           19,711,076         10,913,730
         Lease and well equipment........................        2,774,873              523,374            417,382
                                                             -------------        -------------      -------------
                                                                40,391,287           28,048,240         19,058,500
         Less:   Accumulated depreciation, depletion
                      and amortization...................       (5,937,634)          (3,786,649)        (2,608,905)
                                                             -------------        -------------      -------------
         Capitalized costs...............................    $  34,453,653        $  24,261,591      $  16,449,595
                                                             =============        =============      =============

         (a) Unproved properties for 1998 include $334,489 classified as "Assets held for sale".

         COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,
         EXPLORATION AND DEVELOPMENT ACTIVITIES:


                                                                  2000                1999                1998
                                                             -------------        -------------      -------------
         Acquisition of properties
              Proved.....................................    $   6,399,014        $   8,722,073      $   5,883,911
              Unproved...................................               --              286,631          7,365,988
         Exploration costs...............................          930,859               28,200            133,113
         Development costs...............................        1,369,996              171,444            568,969
                                                             -------------        -------------      -------------

         Costs incurred..................................    $   8,699,869        $   9,208,348      $  13,951,981
                                                             =============        =============      =============

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. SUPPLEMENTAL OIL AND GAS RESERVES AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)

         The following table identifies the Company's net interest in estimated quantities of proved oil and gas reserves and changes in such estimated quantities. Independent petroleum engineers prepared reserve estimates and Company management reviewed such estimates. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. Estimated proved developed and undeveloped oil and gas reserves at December 31, 2000, 1999 and 1998 are tabulated below. Crude oil includes condensate and natural gas liquids and is stated in barrels (Bbl). Gas is stated in thousands of cubic feet (Mcf).



                                                        OIL (BBL)        GAS (MCF)
                                                       -----------      -----------
PROVED DEVELOPED AND UNDEVELOPED RESERVES
December 31, 1997 ................................         553,178        2,564,540
Purchases of reserves in place ...................         457,953        6,714,493
Revisions of previous estimates ..................         180,310          813,717
Extensions, discoveries, and other additions .....          12,161           92,539
Production .......................................         (90,097)        (394,849)
                                                       -----------      -----------

December 31, 1998 ................................       1,113,505        9,790,440
Purchases of reserves in place ...................       1,282,123        1,602,953
Revisions of previous estimates ..................        (121,532)      (2,640,742)
Extensions, discoveries, and other additions .....          51,494          377,177
Production .......................................        (128,924)        (918,986)
                                                       -----------      -----------

December 31, 1999 ................................       2,196,666        8,210,842
Purchases of reserves in place ...................         453,646        6,922,040
Revisions of previous estimates ..................          60,634       (1,204,842)
Extensions, discoveries, and other additions .....         102,121        1,074,597
Sale of reserves .................................         (16,493)              --
Production .......................................        (273,706)      (1,318,714)
                                                       -----------      -----------

December 31, 2000 ................................       2,522,868       13,683,923
                                                       ===========      ===========

PROVED DEVELOPED RESERVES
December 31, 1998 ................................       1,094,454        8,500,655
                                                       ===========      ===========

December 31, 1999 ................................       1,999,984        8,070,533
                                                       ===========      ===========

December 31, 2000 ................................       2,445,226       13,666,276
                                                       ===========      ===========

                         TOREADOR RESOURCES CORPORATION

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



                                                                           2000             1999             1998
                                                                       ------------     ------------     ------------
Future cash inflows ..............................................     $191,274,646     $ 69,816,041     $ 29,011,780
Future production costs ..........................................       38,244,222       14,567,866        5,110,313
Future development costs .........................................          330,071          588,733           44,279
                                                                       ------------     ------------     ------------

Future net cash flows before income taxes ........................      152,700,353       54,659,442       23,857,188
Future income tax expense ........................................       50,283,397       13,259,925        5,375,278
                                                                       ------------     ------------     ------------

Future net cash flows ............................................      102,416,956       41,399,517       18,481,910
10% annual discount for estimated timing of cash flows ...........       44,761,452       15,891,904        7,011,003
                                                                       ------------     ------------     ------------


Standardized  measure of discounted future net cash flows relating
to proved oil and gas reserves ...................................     $ 57,655,504     $ 25,507,613     $ 11,470,907
                                                                       ============     ============     ============

         The average oil and gas prices used to calculate future net cash inflows at December 31, 2000 were $25.21 per barrel and $9.21 per Mcf, respectively. At December 31, 2000 the NYMEX price for oil was $26.80 per barrel and the NYMEX price for gas was $9.78 per MMBtu.

         CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH RELATING TO PROVED OIL AND GAS RESERVES

         The following are the principal sources of change in the standardized measure:

                                                        2000              1999              1998
                                                    ------------      ------------      ------------
Balance at January 1 ..........................     $ 25,507,613      $ 11,470,907      $  4,868,751
Sales of oil and gas, net .....................      (10,839,259)       (3,559,762)       (1,385,196)
Net changes in prices and production costs ....       23,723,370         6,760,297        (2,206,776)
Extensions and discoveries ....................        6,831,763         1,234,841           181,087
Revisions of previous quantity estimates ......         (683,786)       (4,901,897)        1,813,841
Net change in income taxes ....................      (18,921,740)       (3,309,637)         (473,300)
Accretion of discount .........................        2,550,761         1,147,091           486,875
Purchases of reserves .........................       28,597,160        14,706,892         8,304,398
Sale of reserves ..............................         (206,536)               --                --
Other .........................................        1,096,158         1,958,881          (118,773)
                                                    ------------      ------------      ------------

Balance at December 31 ........................     $ 57,655,504      $ 25,507,613      $ 11,470,907
                                                    ============      ============      ============

                                INDEX TO EXHIBITS


       EXHIBIT
       NUMBER                                 DESCRIPTION
       -------                                -----------
         2.1      -     Certificate of Ownership and Merger merging Toreador
                        Resources Corporation into Toreador Royalty Corporation,
                        effective June 5, 2000 (previously filed as Exhibit 2.1
                        to Toreador Resources Corporation Current Report on Form
                        8-K filed on June 5, 2000, and incorporated herein by
                        reference).

         3.1      -     Certificate of Incorporation, as amended, of Toreador
                        Royalty Corporation (previously filed as Exhibit 3.1 to
                        Toreador Royalty Corporation Annual Report on Form 10-K
                        for the year ended December 31, 1998, and incorporated
                        herein by reference).

         3.2      -     Amended and Restated Bylaws, as amended, of Toreador
                        Royalty Corporation (previously filed as Exhibit 3.2 to
                        Toreador Royalty Corporation Annual Report on Form 10-K
                        for the year ended December 31, 1998, and incorporated
                        herein by reference).

         3.3      -     Certificate of Designation of Series A Convertible
                        Preferred Stock of Toreador Royalty Corporation, dated
                        December 14, 1998 (previously filed as Exhibit 10.3 to
                        Toreador Royalty Corporation Current Report on Form 8-K
                        filed with the Securities and Exchange Commission on
                        December 31, 1998, and incorporated herein by
                        reference).

         3.4*     -     Amendment to Certificate of Designation of Series A
                        Convertible Preferred Stock of Toreador Resources
                        Corporation, dated December 31, 1998.

         4.1      -     Form of Letter Agreement regarding Series A Convertible
                        Preferred Stock, dated as of March 15, 1999, between
                        Toreador Royalty Corporation and the holders of Series A
                        Convertible Preferred Stock (previously filed as Exhibit
                        4.1 to Toreador Royalty Corporation Annual Report on
                        Form 10-K for the year ended December 31, 1998, and
                        incorporated herein by reference).

         4.2      -     Registration Rights Agreement, effective December 16,
                        1998, among Toreador Royalty Corporation and persons
                        party thereto (previously filed as Exhibit 10.2 to
                        Toreador Royalty Corporation Current Report on Form 8-K
                        filed with the Securities and Exchange Commission on
                        December 31, 1998, and incorporated herein by
                        reference).

         4.3      -     Settlement Agreement, dated June 25, 1998, among the
                        Gralee Persons, the Dane Falb Persons and Toreador
                        Royalty Corporation (previously filed as Exhibit 10.1 to
                        Toreador Royalty Corporation Current Report on Form 8-K
                        filed with the Securities and Exchange Commission on
                        July 1, 1998, and incorporated herein by reference).

         4.4      -     Registration Rights Agreement, effective July 31, 2000,
                        among Toreador Royalty Corporation and persons party
                        thereto (previously filed as Exhibit 4.5 to Toreador
                        Resources Corporation Registration Statement on Form S-3
                        filed with the Securities and Exchange Commission on
                        December 22, 2000, and incorporated herein by
                        reference).

         4.5      -     Registration Rights Agreement, effective September 11,
                        2000, among Toreador Resources Corporation and Earl E.
                        Rossman, Jr., Representative of the Holders (previously
                        filed as Exhibit 4.6 to Toreador Resources Corporation
                        Registration Statement on Form S-3 filed with the
                        Securities and Exchange Commission on December 22, 2000,
                        and incorporated herein by reference).

         10.1+    -     Employment Agreement, dated as of May 1, 1997, between
                        Toreador Royalty Corporation and Edward C. Marhanka
                        (previously filed as Exhibit 10.5 to Toreador Royalty
                        Corporation Quarterly Report on Form 10-Q for the
                        quarter ended June 30, 1997, and incorporated herein by
                        reference).

         10.2+    -     Toreador Royalty Corporation 1990 Stock Option Plan
                        (previously filed as Exhibit 10.7 to Toreador Royalty
                        Corporation Annual Report on Form 10-K for the year
                        ended December 31, 1994, and incorporated herein by
                        reference).

         10.3+    -     Amendment to Toreador Royalty Corporation 1990 Stock
                        Option Plan, effective as of May 15, 1997 (previously
                        filed as Exhibit 10.14 to Toreador Royalty Corporation
                        Annual Report on Form 10-K for the year ended December
                        31, 1997, and incorporated herein by reference).

         10.4+    -     Toreador Royalty Corporation 1994 Non-Employee Director
                        Stock Option Plan, as amended (previously filed as
                        Exhibit 10.12 to Toreador Royalty Corporation Annual
                        Report on Form 10-K for the year ended December 31,
                        1995, and incorporated herein by reference).

         10.5+    -     Toreador Royalty Corporation Amended and Restated 1990
                        Stock Option Plan, effective as of September 24, 1998
                        (previously filed as Exhibit A to Toreador Royalty
                        Corporation Preliminary Proxy Statement filed with the
                        Securities and Exchange Commission on March 12, 1999,
                        and incorporated herein by reference).

         10.6+    -     Form of Indemnification Agreement, dated as of April 25,
                        1995, between Toreador Royalty Corporation and each of
                        the members of our Board of Directors (previously filed
                        as Exhibit 10 to Toreador Royalty Corporation Quarterly
                        Report on Form 10-Q for the quarterly period ended June
                        30, 1995, and incorporated herein by reference).

         10.7+    -     Toreador Royalty Corporation Amended and Restated 1990
                        Stock Option Plan Nonqualified Stock Option Agreement,
                        dated September 24, 1998, between Toreador Royalty
                        Corporation and G. Thomas Graves III (previously filed
                        as Exhibit 10.13 to Toreador Royalty Corporation Annual
                        Report on Form 10-K for the year ended December 31,
                        1998, and incorporated herein by reference).

         10.8+    -     Toreador Royalty Corporation Amended and Restated 1990
                        Stock Option Plan Nonqualified Stock Option Agreement,
                        dated September 24, 1998, between Toreador Royalty
                        Corporation and John Mark McLaughlin (previously filed
                        as Exhibit 10.14 to Toreador Royalty Corporation Annual
                        Report on Form 10-K for the year ended December 31,
                        1998, and incorporated herein by reference).

         10.9*    -     Loan Agreement, effective February 16, 2001, between
                        Toreador Resources Corporation, Toreador Exploration &
                        Production Inc., Toreador Acquisition Corporation and
                        Tormin, Inc. and Bank of Texas, National Association.

         10.10    -     Purchase and Sale Agreement, effective November 24,
                        1999, between Lario Oil & Gas Company and Toreador
                        Exploration & Production Inc. (previously filed as
                        Exhibit 10.1 to Toreador Royalty Corporation Current
                        Report on Form 8-K filed on January 6, 2000, and
                        incorporated herein by reference).

         10.11    -     Merger Agreement, effective September 11, 2000, between
                        Texona Petroleum Corporation, Toreador Resources
                        Corporation and Toreador Acquisition Corporation
                        (previously filed as Exhibit 10.1 to Toreador Resources
                        Corporation Current Report on Form 8-K filed on October
                        2, 2000, and incorporated herein by reference).

         10.12*   -     First Amendment to Merger Agreement, effective January
                        30, 2001, between Texona Petroleum Corporation, Toreador
                        Resources Corporation and Toreador Acquisition
                        Corporation.

         16.1     -     Letter on Change in Certifying Accountant from
                        PricewaterhouseCoopers LLP, dated June 30, 1999
                        (previously filed as Exhibit 16 to Amendment No. 2 to
                        Toreador Royalty Corporation Current Report on Form
                        8-K/A filed on June 30, 1999, and incorporated herein by
                        reference).

         21.1*    -     Subsidiaries of Toreador Resources Corporation.

         23.1*    -     Consent of Ernst & Young LLP.

         23.2*    -     Consent of LaRoche Petroleum Consultants, Ltd.

         23.3*    -     Consent of Harlan Consulting.



----------
*    Filed herewith.
+    Management contract or compensatory plan

         (b)      Reports on Form 8-K:

                  During the last quarter of the fiscal year ended December 31, 2000, we filed a Current Report on Form 8-K dated October 2, 2000 with the Securities and Exchange Commission to report the merger with Texona Petroleum Corporation under items 2 and 7.