Form 10-Q
period 2001-03-31
TOREADOR RESOURCES CORP
filed 2001-05-07
CIK 98720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)


  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001
                                                 --------------

                                       OR

-----       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                          Commission file number 0-2517
                                                 ------


                         TOREADOR RESOURCES CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   75-0991164
    -------------------------------          -----------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                 Identification Number)

       4809 Cole Avenue, Suite 108
             Dallas, Texas                                 75205
    -------------------------------          -----------------------------------
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

                Yes   X           No
                    -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                             Outstanding at March 31, 2001
           -----                             -----------------------------

Common Stock, $0.15625 par value                     6,822,971 shares

                         TOREADOR RESOURCES CORPORATION

                                      INDEX


                                                                                                                       Page
                                                                                                                      Number
                                                                                                                      ------

  PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

        Consolidated Balance Sheets (Unaudited)
          March 31, 2001 and December 31, 2000                                                                           2

        Consolidated Statements of Operations (Unaudited)
          Three Months Ended March 31, 2001 and 2000                                                                     3

        Consolidated Statements of Cash Flows (Unaudited)
          Three Months Ended March 31, 2001 and 2000                                                                     4

        Notes to Consolidated Financial Statements                                                                       5


  Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                                   10

  Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                                    12


PART II. OTHER INFORMATION


  Item 1.  Legal Proceedings                                                                                            13

  Item 2.  Changes in Securities and Use of Proceeds                                                                    13

  Item 3.  Defaults Upon Senior Securities                                                                              13

  Item 4.  Submission of Matters to a Vote of Security Holders                                                          13

  Item 5.  Other Information                                                                                            14

  Item 6.  Exhibits and Reports on Form 8-K                                                                             15

        Signatures                                                                                                      18

                   PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TOREADOR RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                     March 31,     December 31,
                                                                       2001           2000
                                                                   ------------    ------------

ASSETS
Current assets:
    Cash and cash equivalents                                      $  1,639,333    $  1,756,161
    Accounts and notes receivable                                     2,851,481       2,678,020
    Marketable securities                                               490,845         255,668
    Other                                                                84,275         103,057
                                                                   ------------    ------------

      Total current assets                                            5,065,934       4,792,906
                                                                   ------------    ------------

Properties and equipment, less accumulated
        depreciation, depletion and amortization                     34,208,340      34,629,513

Equity in unconsolidated investments                                    715,432         715,974
Other assets                                                            196,875         186,562
                                                                   ------------    ------------

      Total assets                                                 $ 40,186,581    $ 40,324,955
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                       $    538,235    $  1,348,620
    Federal income taxes payable                                        893,112         266,603
                                                                   ------------    ------------

      Total current liabilities                                       1,431,347       1,615,223

Long-term debt                                                       14,105,000      15,244,223
Deferred tax liability                                                3,150,412       3,204,616
                                                                   ------------    ------------


      Total liabilities                                              18,686,759      20,064,062
                                                                   ------------    ------------

Stockholders' equity:
    Preferred stock, $1.00 par value, 4,000,000
        shares authorized; 160,000 issued                               160,000         160,000
    Common stock, $0.15625 par value, 20,000,000
        shares authorized; 6,822,971 and 6,786,571 shares issued      1,066,089       1,060,402
    Capital in excess of par value                                   14,984,283      14,905,621
    Retained earnings                                                 7,137,686       5,618,676
    Accumulated other comprehensive income (loss)                       (44,938)         53,988
                                                                   ------------    ------------
                                                                     23,303,120      21,798,687
    Treasury stock at cost:
        572,027 and 527,000 shares                                   (1,803,298)     (1,537,794)
                                                                   ------------    ------------

      Total stockholders' equity                                     21,499,822      20,260,893
                                                                   ------------    ------------

      Total liabilities and stockholders' equity                   $ 40,186,581    $ 40,324,955
                                                                   ============    ============

The Company uses the successful efforts method of accounting for its oil and gas producing activities.


        See accompanying notes to the consolidated financial statements.

                         TOREADOR RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                            THREE MONTHS ENDED MARCH 31,
                                                          -------------------------------
                                                               2001             2000
                                                          -------------    -------------

Revenues:
    Oil and gas sales                                     $   4,918,536        2,357,080
    Lease bonuses and rentals                                   151,772           68,091
    Interest and other income                                    55,956            9,791
    Equity in earnings of unconsolidated investments           (100,542)               -
    Gain on sale of properties and other assets                 128,254                -
    Gain (loss) on sale of marketable securities                 30,765          (54,076)
                                                          -------------    -------------

      Total revenues                                          5,184,741        2,380,886
                                                          -------------    -------------

Costs and expenses:
    Lease operating                                             713,194          376,711
    Depreciation, depletion and amortization                    785,003          509,430
    Geological and geophysical                                  177,812           52,768
    General and administrative                                  673,031          496,991
    Other                                                      (153,290)               -
    Interest                                                    435,008          328,875
                                                          -------------    -------------

      Total costs and expenses                                2,630,758        1,764,775
                                                          -------------    -------------


Income before income taxes                                    2,553,983          616,111

Provision for income taxes                                      944,973          209,476
                                                          -------------    -------------

Net income                                                    1,609,010          406,635

Dividends on preferred shares                                    90,000           90,000
                                                          -------------    -------------

Income applicable to common shares                        $   1,519,010    $     316,635
                                                          =============    =============


Basic income per share                                    $        0.24    $        0.06
                                                          =============    =============

Diluted income per share                                  $        0.21    $        0.06
                                                          =============    =============

Weighted average shares outstanding
Basic                                                         6,270,880        5,172,171
Diluted                                                       7,581,637        5,341,253





          See accompanying notes to the consolidated financial statements.

                       TOREADOR RESOURCES CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)



                                                              FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             --------------------------
                                                                 2001           2000
                                                             -----------    -----------

Cash flows from operating activities:
  Net income                                                 $ 1,609,010    $   406,635
  Adjustments to reconcile net income to
    net cash provided by operating activities:

    Depreciation, depletion and amortization                     785,003        509,430
    (Gain) loss on sale of marketable securities                 (30,765)        54,076
    Gain on sale of properties                                  (128,254)             -
    Equity in earnings of unconsolidated investments             100,542              -
    Changes in operating assets and liabilities:
      Increase in accounts and notes receivable                 (173,461)      (214,778)
      Decrease (increase) in other current assets                 18,782        (44,300)
      Decrease in other assets                                   114,687         16,739
      Decrease in accounts payable and accrued liabilities      (810,385)      (379,345)
      Increase in federal income taxes payable                   626,509        159,476
    Other                                                        (29,218)             -
                                                             -----------    -----------
      Net cash provided by operating activities                2,082,450        507,933

  Cash flows from investing activities:
    Expenditures for oil and gas property and equipment         (450,074)      (164,061)
    Proceeds from the sale of oil and gas properties             241,324              -
    Proceeds from lease bonuses and rentals                        7,274          8,182
    Investment in EnergyNet.com, Inc.                           (100,000)             -
    Sale of short-term investments                                     -         13,682
    Purchase of marketable securities                           (489,492)             -
    Proceeds from sale of marketable securities                  131,950         36,009
    Purchase of furniture and fixtures                           (34,100)        (2,226)
                                                             -----------    -----------
      Net cash used in investing activities                     (693,118)      (108,414)

  Cash flows from financing activities:
    Payment for debt issue costs                                (125,000)             -
    Proceeds from long-term debt                                   1,000              -
    Payment of principal on long-term debt                    (1,140,223)      (316,912)
    Proceeds from issuance of stock                              113,567              -
    Payment of dividends on preferred shares                     (90,000)       (90,000)
    Purchase of treasury stock                                  (265,504)       (63,298)
                                                             -----------    -----------
      Net cash used in financing activities                   (1,506,160)      (470,210)
                                                             -----------    -----------

  Net decrease in cash and cash equivalents                     (116,828)       (70,691)

  Cash and cash equivalents, beginning of period               1,756,161        341,463
                                                             -----------    -----------

  Cash and cash equivalents, end of period                   $ 1,639,333    $   270,772
                                                             ===========    ===========


  Supplemental schedule of cash flow information:
    Cash paid during the period for:
     Income taxes                                            $   318,464    $    50,000
     Interest                                                    303,891        402,471


        See accompanying notes to the consolidated financial statements.

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 2001 and 2000

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto in the 2000 Annual Report on Form 10-K of Toreador Resources Corporation (the "Company, we, us, our") filed with the Securities and Exchange Commission. In the opinion of our management, the information furnished herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three months ended March 31, 2001 may not necessarily be indicative of the results for the year ending December 31, 2001.

         Comprehensive income - The following table presents the components of comprehensive income, net of related tax:


                                                          Three Months Ended March 31,
                                                          ---------------------------
                                                              2001           2000
                                                          -----------    ------------

Net income available to common shareholders               $ 1,519,010    $   316,635
Unrealized holding gain (loss) on available-for-sale
     securities                                               (98,926)        35,530
                                                          -----------    -----------
Comprehensive income                                      $ 1,420,084    $   352,165
                                                          ===========    ===========

The only components of accumulated other comprehensive income (loss), net of related tax, relate to unrealized holding gains and losses associated with our available-for-sale investments in marketable securities.

New Accounting Pronouncements - On January 1, 2001, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Included in our results of operations is a gain of approximately $124,000 related to our outstanding derivative financial instruments at March 31, 2001. See the Notes to the Consolidated Financial Statements for a further discussion.

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 2001 and 2000

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - NON-PRODUCING MINERAL AND ROYALTY INTERESTS

         Our principal properties include perpetual mineral and royalty interests totaling approximately 1,368,000 net mineral acres underlying approximately 2,643,000 gross acres. These properties include approximately 1,775,000 gross (876,000 net) acres in Mississippi, Alabama, and Louisiana, collectively referred to as the "Southeastern States Holdings" and 766,000 gross (461,000 net) acres located in the Texas Panhandle and West Texas, collectively referred to as the "Texas Holdings." We also own various royalty interests in Arkansas, California, Kansas, and Michigan covering 102,000 gross (31,000 net) acres, collectively referred to as the "Four States Holdings." The ultimate realization of the investment in these properties is dependent upon future exploration and development operations, which are dependent upon satisfactory leasing and drilling arrangements with others and a favorable oil and gas price environment.

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

         During 2000, we sold call options to its counterparty for an average volume of 35,000 MMBtu per month at an average index price of $7.27 per MMBtu. We purchased put options from its counterparty for an average volume of 60,000 MMBtu per month at an average index price of $4.01 per MMBtu. The options began in March 2001, and expire in October 2001. We account for our derivative financial instruments on a mark-to-market basis.

         As of March 31, 2001, the option periods for March 2001 and April 2001 had elapsed, and neither party exercised its options under the agreements. Accordingly, no amounts were realized during the three months ended March 31, 2001. We obtained the fair values of the remaining options outstanding at March 31, 2001 from quotes provided by the counterparty for each agreement. Such quotes represent the amount we would be able to receive or be required to pay to cancel the agreements at March 31, 2001. The aggregate fair value of the remaining options, which is included in accounts payable and accrued liabilities, amounted to an unrealized loss of $11,229 and $135,300 at March 31, 2001 and December 31, 2000, respectively. Accordingly, for the three months ended March 31, 2001, we recorded a gain of $124,071, which is included in other expense.

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 2001 and 2000

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - LONG-TERM DEBT

         On February 16, 2001, we entered into a new credit agreement (the "Facility") with Bank of Texas, N.A. The Facility provides a maximum line of credit up to $75,000,000, subject to the underlying collateral value. Our oil and gas properties located in Arkansas, Kansas, Mississippi, New Mexico, Oklahoma, and Texas serve as collateral under the Facility. The Facility expires on February 16, 2006, at which time all outstanding principal and interest are due. The facility bears interest at the lesser of (i) the difference between the prime rate of interest on corporate loans less the Applicable Margin, as defined below; or (ii) the sum of the LIBOR rate plus the LIBOR spread as defined below:


         % of Borrowing Base Outstanding                Applicable Margin       LIBOR Spread
         -------------------------------                -----------------       ------------

         Greater than or equal to 75%                        1.00%                 2.00%
         Less than 75%                                       1.25%                 1.75%


         Additionally, the Facility requires a commitment fee of 0.375% on the unused portion if less than 75% of the borrowing base is outstanding, and 0.500% if 75% or greater of the borrowing base is outstanding.

         The Facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets and the payment of dividends on common stock, change of control and management and require us to meet certain financial requirements. Specifically, we must maintain a current ratio of 1.00 to 1.00 and a debt service coverage ratio of not less than 1.25 to 1.00. We are in compliance with all covenants as of March 31, 2001.

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 2001 and 2000

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - EARNINGS PER ORDINARY SHARE

         The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations:


                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2001            2000
                                                ------------   ------------

Basic earnings per share:
 Numerator:
  Net income                                    $  1,609,010   $    406,635
  Less: dividends on preferred shares                 90,000         90,000
                                                ------------   ------------
  Net income applicable to common shares        $  1,519,010   $    316,635
                                                ============   ============

 Denominator:
  Common shares outstanding                        6,270,880      5,172,171
                                                ============   ============

   Basic earnings per share                     $       0.24   $       0.06
                                                ============   ============
Diluted earnings per share:
 Numerator:
  Net income                                    $  1,609,010   $    406,635
  Less: dividends on preferred shares                    N/A         90,000
                                                ------------   ------------
  Net income applicable to common shares        $  1,609,010   $    316,635
                                                ============   ============

 Denominator:
  Common shares outstanding                        6,270,880      5,172,171
  Common stock options                               310,757        169,082
  Conversion of preferred shares                   1,000,000              -
                                                ------------   ------------
                                                   7,581,637      5,341,253
                                                ============   ============
   Diluted earnings per share                   $       0.21   $       0.06
                                                ============   ============

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 2001 and 2000

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 - SUBSEQUENT EVENTS

On April 26, 2001, we acquired working interests in 18 gross wells in Meade County, Kansas from Fremont Exploration, Inc., for approximately $4.2 million, funded by existing cash and borrowings on the line of credit.

NOTE 7 - CONTINGENCIES

         On September 19, 2000, we completed a merger with Texona Petroleum Corporation (Texona). We exchanged a total of 1,115,500 of our common shares for all of Texona's outstanding shares. We issued 1,025,000 of those shares to Texona shareholders during 2000. In April 2001, we received approval from a majority of our shareholders, via written consent, to issue the remaining 90,000 shares (Deferred Shares). We plan to issue the Deferred Shares no later than June 1, 2001.

                         TOREADOR RESOURCES CORPORATION

               For the three months ended March 31, 2001 and 2000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

         Disclosures Regarding Forward-Looking Statements

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy, plans and objectives of our management for future operations, and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Any forward-looking statements herein are subject to certain risks and uncertainties inherent in petroleum exploration, development and production, including, but not limited to, the risk (1) that no commercially productive oil and gas reservoirs will be encountered; (2) that acquisitions of additional producing properties may not occur or be feasible, or that such acquisitions may not be profitable; (3) that inconclusive results from 3-D seismic projects may occur; (4) that delays or cancellation of drilling operations may result from a variety of factors; (5) that oil and gas prices may be volatile due to economic and other conditions; (6) from intense competition in the oil and gas industry; (7) of operational risks (e.g., fires, explosions, blowouts, cratering and loss of production); (8) of insurance coverage limitations and requirements; and (9) of potential liability imposed by intense governmental regulation of oil and gas production; all of which are beyond our control. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and otherwise in this report.

         Overview

         Our business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a program of exploration and development drilling and strategic acquisitions of oil and gas properties. A substantial portion of our growth has been the result of proved reserve acquisitions. Due to the availability of excess cash flows from operations, we plan to aggressively pursue exploration projects during 2001, in addition to any other acquisitions we may pursue.

         We have set a high priority on disposing of non-essential assets during 2001. As a result of this emphasis, we have closed property sales totaling over $240,000 during 2001, resulting in net gains of over $128,000. Property sales will continue to be a priority for the remainder of this year and through 2001, with our emphasis on using EnergyNet.com, Inc. ("EnergyNet") as the medium for the majority of planned dispositions. We acquired a 35% interest in EnergyNet in July 2000. Mr. G. Thomas Graves III, President of Toreador, also serves as Chairman of the Board for EnergyNet.

                         TOREADOR RESOURCES CORPORATION

               For the three months ended March 31, 2001 and 2000

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

         We plan to continue to actively pursue exploration and development opportunities on our own mineral acreage to take advantage of the current favorable level of crude oil and natural gas prices. We have also expanded our exploration focus to geologic regions, particularly those areas with proven and attractive gas reserves, that can provide potentially better rates of return on its capital resources. We also plan to evaluate 3-D seismic projects or drilling prospects generated by third party operators. If judged geologically and financially attractive, we will enter into joint ventures on those third party projects or prospects which are within the capital exploration budget approved by our board of directors.

         We also intend to actively pursue and evaluate opportunities to acquire producing properties that represent unique opportunities for us to add additional reserves to our reserve base. Any such acquisitions will be financed using cash on hand, third party sources, existing credit facilities or any combination thereof.

         The remaining 2001 capital and exploratory budget, excluding any acquisitions that may be made, could range from $4.0 million to $6.0 million, depending on the timing of the drilling of exploratory and development wells in which we hold a working interest position, and the availability of future exploration projects.

         At the present time, the primary source of capital for financing our operations is our cash flow from operations. During the first three months of 2001, cash flow provided by operating activities, before changes in working capital, was $2.3 million, or $0.31 per diluted share.

         During the three months ended March 31, 2001, we repaid $1.1 million of long-term debt. Although there are no required payments due, we intend to repay debt for the remainder of 2001 through the optimization of our working capital.

         We maintain our excess cash funds in interest-bearing deposits. In addition to the properties described above, we also may acquire other producing oil and gas assets, which could require the use of debt, including the aforementioned credit facility or other forms of financing. We believe that sufficient funds are available from internal sources and other third party sources to meet anticipated capital requirements for fiscal 2001.

         Through March 31, 2001, we have used $1,803,298 of our cash reserves to purchase 572,027 shares of our Common Stock pursuant to four share repurchase programs and discretionary repurchases of our stock, subject to cash availability and as approved by the board of directors. As of March 31, 2001 there were 483,673 shares available for repurchase under the programs.

                         TOREADOR RESOURCES CORPORATION

               For the three months ended March 31, 2001 and 2000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 VS.
         THREE MONTHS ENDED MARCH 31, 2000

         Revenues for the first quarter of 2001 increased by $2,803,855, or 118%, from $2,380,886 for the first quarter of 2000 to $5,184,741 for the first quarter of 2001. Oil and gas sales were $4,918,536 on volumes of 78,868, Bbls of oil and 391,853 Mcf of natural gas for the first quarter of 2001 as compared to $2,357,080 on volumes of 60,827 Bbls and 279,359 Mcf in the first quarter of 2000. This 109% increase in oil and gas sales reflects a 30% and 40% increase in oil and gas volumes, respectively, resulting from acquisitions made during 2000, in addition to a substantial increase in gas prices. The average price for first quarter 2001 gas sales increased 170% to $6.99/Mcf compared to $2.59/Mcf for the same quarter in 2000. Lease bonuses and rentals for the first quarter of 2001 were $151,772 versus $68,091 for the same period in 2000 due to an increase in activity on the Southeastern States Holdings. Interest and other income increased from $9,791 to $55,796 for the first quarters of 2000 and 2001, respectively, due to increased cash on hand. For the first quarter of 2001, EnergyNet incurred a net loss of approximately $300,000, or $104,000 net to our interest. Gain on sale of properties and other assets was $128,254 for the first quarter of 2001 as compared to none for the same quarter in 2000. The increase in gain on sale of properties and other assets is primarily the result of increased property sales through EnergyNet.

         Costs and expenses increased by $865,983, or 49%, to $2,630,758 in the first quarter of 2001 versus $1,764,775 for the same period in 2000. Lease operating expenses increased by $336,483, or 89%, to $713,194 in the first quarter of 2001 from $376,711 for the first quarter of 2000. This increase was principally a result of adding working interest properties acquired from Texona in September 2000. Depreciation, depletion and amortization increased by $275,573, or 54%, to $785,003 for the first quarter of 2001 from $509,430 for the first quarter of 2000, primarily reflecting depletion related to the increased oil and gas sales volumes described above. Geological and geophysical expenses increased to $177,812 for the first quarter of 2001 from $52,768 in 2000, due to the increase in seismic activities primarily related to our exploration project in East Texas. General and administrative expenses increased by $176,040, or 35%, to $673,031 in the first quarter of 2001 from $496,991 for the first quarter of 2000, primarily due to increased personnel levels, along with legal and accounting fees, required to manage acquisitions. Other income consists primarily of the unrealized gain on commodity derivatives discussed in the Notes to the Consolidated Financial Statements.

         During the first quarter of 2001, we incurred $435,008 in interest expense, as compared to $328,875 for the first quarter of 2000. The increase of $106,133, or 32% relates primarily to the removal of unamortized deferred loan costs, and other incremental costs associated with refinancing our line of credit in February 2001, as discussed in the Notes to the Consolidated Financial Statements. We paid $90,000 for dividends to preferred shareholders for both the first quarters of 2001 and 2000.

         We recognized net income applicable to common shares of $1,519,010, or $0.24 per basic share and $0.21 per diluted share, for the first quarter of 2001 versus net income of $316,635, or $0.06 per basic and diluted share, for the same period in 2000.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes from the information provided in
Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2000.

                         TOREADOR RESOURCES CORPORATION

                                 March 31, 2001

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -- INAPPLICABLE.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS -- INAPPLICABLE

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

         Out of the 6,249,572 shares of our common stock issued and outstanding as of October 19, 2000, we received 3,725,155 affirmative votes, 142,688 against votes, 213,438 abstentions, and 2,168,291 broker non-votes. Although majority consent was received, the Deferred Shares were not issued. Nasdaq requested that the Merger Agreement be amended to remove a certain clause calling for a penalty payment to be made by Toreador to the Texona shareholders if the Deferred Shares were not issued on or before June 1, 2001. The Merger Agreement was amended on January 30, 2001 in order to comply with the request.

         A revised written consent solicitation was submitted on February 22, 2001 to the stockholders of the Company as of record date February 5, 2001 reflecting the amendment to the Merger Agreement. Out of the 6,279,571 shares of our common stock issued and outstanding as of February 5, 2001, we received 3,827,963 affirmative votes, 11,180 against votes, and 2,440,428 abstentions and broker non-votes.

ITEM 5.  OTHER INFORMATION -- INAPPLICABLE.

                         TOREADOR RESOURCES CORPORATION

                                 March 31, 2001

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

             3.4    -  Amendment to Certificate of Designation of Series A
                       Convertible Preferred Stock of Toreador Resources Corporation, dated December 31, 1998.

             4.1    -  Form of Letter Agreement regarding Series A Convertible
                       Preferred Stock, dated as of March 15, 1999, between Toreador Royalty Corporation and the holders of Series A Convertible Preferred Stock (previously filed as Exhibit
                       4.1 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

             4.2    -  Registration Rights Agreement, effective December 16,
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

             10.9   -  Loan Agreement, effective February 16, 2001, between
                       Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association (previously filed as Exhibit 10.9 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

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

             10.12  -  First Amendment to Merger Agreement, effective January
                       30, 2001, between Texona Petroleum Corporation, Toreador Resources Corporation and Toreador Acquisition Corporation (previously filed as Exhibit 10.12 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).


---------------------

*    Filed herewith.

+    Management contract or compensatory plan

     (b) Reports on Form 8-K: - none

                         TOREADOR RESOURCES CORPORATION

                                 March 31, 2001



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TOREADOR RESOURCES CORPORATION,
                                      Registrant


May 7, 2001                           /s/ G. Thomas Graves III
                                      -----------------------------------------
                                          G. Thomas Graves III,
                                          President and Chief Executive Officer


May 7, 2001                           /s/ Douglas W. Weir
                                      -----------------------------------------
                                          Douglas W. Weir
                                          Chief Financial Officer