Form 10-Q
period 2001-06-30
TOREADOR RESOURCES CORP
filed 2001-08-08
CIK 98720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                    SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to
                                                  ----    ----

                          Commission file number 0-2517


                         TOREADOR RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)


                       Delaware                                                    75-0991164
         -----------------------------------                           -----------------------------------
           (State or other jurisdiction of                                      (I.R.S. Employer
            incorporation or organization)                                   Identification Number)

              4809 Cole Avenue, Suite 108
                     Dallas, Texas                                                    75205
       ---------------------------------------                         -----------------------------------
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
                           Yes        X                       No
                                    -----                             ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at June 30, 2001
--------------------------------                  ----------------------------
Common Stock, $0.15625 par value                         6,369,944 shares

                         TOREADOR RESOURCES CORPORATION

                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------
  PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

        Consolidated Balance Sheets (Unaudited)
          June 30, 2001 and December 31, 2000                                2

        Consolidated Statements of Operations (Unaudited)
          Six Months Ended June 30, 2001 and 2000                            3

        Consolidated Statements of Cash Flows (Unaudited)
          Six Months Ended June 30, 2001 and 2000                            4

        Notes to Consolidated Financial Statements                           5


  Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                   10

  Item 3.  Quantitative and Qualitative Disclosure about Market Risk        14


PART II. OTHER INFORMATION


  Item 1.  Legal Proceedings                                                15

  Item 2.  Changes in Securities and Use of Proceeds                        15

  Item 3.  Defaults Upon Senior Securities                                  15

  Item 4.  Submission of Matters to a Vote of Security Holders              15

  Item 5.  Other Information                                                15

  Item 6.  Exhibits and Reports on Form 8-K                                 16

        Signatures                                                          19

ITEM 1. FINANCIAL STATEMENTS

                         TOREADOR RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                    JUNE 30,     DECEMBER 31,
                                                                      2001          2000
                                                                 ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                     $    769,801    $  1,756,161
   Accounts and notes receivable                                    2,619,807       2,678,020
   Marketable securities                                              464,293         255,668
   Other                                                              490,459         103,057
                                                                 ------------    ------------
      Total current assets                                          4,344,360       4,792,906

Properties and equipment, less accumulated
      depreciation, depletion and amortization                     39,109,471      34,629,513

Equity in unconsolidated investments                                  660,875         715,974
Other assets                                                          486,623         186,562
                                                                 ------------    ------------
      Total assets                                               $ 44,601,329    $ 40,324,955
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                      $    630,829    $  1,348,620
   Federal income taxes payable                                       987,568         266,603
                                                                 ------------    ------------
      Total current liabilities                                     1,618,397       1,615,223

Long-term debt                                                     16,454,469      15,244,223
Deferred tax liability                                              3,470,157       3,204,616
                                                                 ------------    ------------
      Total liabilities                                            21,543,023      20,064,062

Stockholders' equity:
   Preferred stock, $1.00 par value, 4,000,000
      shares authorized; 160,000 issued                               160,000         160,000
   Common stock, $.15625 par value, 20,000,000
      shares authorized; 6,941,971 and 6,786,571 shares issued      1,084,683       1,060,402
   Capital in excess of par value                                  15,570,068      14,905,621
   Retained earnings                                                8,065,586       5,618,676
   Accumulated other comprehensive income (loss)                      (18,733)         53,988
                                                                 ------------    ------------
                                                                   24,861,604      21,798,687
   Treasury stock at cost:
      572,027 and 527,000 shares                                   (1,803,298)     (1,537,794)
                                                                 ------------    ------------
      Total stockholders' equity                                   23,058,306      20,260,893
                                                                 ------------    ------------
      Total liabilities and stockholders' equity                 $ 44,601,329    $ 40,324,955
                                                                 ============    ============


  The Company uses the successful efforts method of accounting for its oil and gas producing activities.

        See accompanying notes to the consolidated financial statements.

                         TOREADOR RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                          -----------    -----------   -----------    -----------
                                                              2001           2000         2001            2000
                                                          -----------    -----------   -----------    -----------
Revenues:
  Oil and gas sales                                       $ 3,930,219    $ 2,421,301   $ 8,848,755    $ 4,778,381
  Gain on commodity derivatives                               443,979             --       568,050             --
  Lease bonuses and rentals                                   173,745        178,788       325,517        246,879
  Interest and other income                                    44,835          5,042       100,791         14,833
  Equity in earnings of unconsolidated investments            (54,557)            --      (155,099)            --
  Gain (loss) on sale of marketable securities                (25,260)            --         5,505        (54,076)
  Gain on sale of properties and other assets                  41,738         58,913       169,992         58,913
                                                          -----------    -----------   -----------    -----------

      Total revenues                                        4,554,699      2,664,044     9,863,511      5,044,930
                                                          -----------    -----------   -----------    -----------

Costs and expenses:
  Lease operating                                             839,179        463,067     1,552,373        839,778
  Dry holes and abandonments                                  175,625          1,436       175,625          1,436
  Depreciation, depletion and amortization                    831,272        473,364     1,616,275        982,794
  Geological and geophysical                                   95,140         50,873       272,952        103,641
  General and administrative                                  733,913        489,105     1,377,725        986,096
  Interest                                                    263,854        336,039       698,862        664,914
                                                          -----------    -----------   -----------    -----------

      Total costs and expenses                              2,938,983      1,813,884     5,693,812      3,578,659
                                                          -----------    -----------   -----------    -----------

Income before federal income taxes                          1,615,716        850,160     4,169,699      1,466,271

Provision for federal income taxes                            597,816        292,054     1,542,789        501,530
                                                          -----------    -----------   -----------    -----------

Net income                                                  1,017,900        558,106     2,626,910        964,741
                                                          -----------    -----------   -----------    -----------

Dividends on preferred shares                                  90,000         90,000       180,000        180,000
                                                          -----------    -----------   -----------    -----------

Income applicable to common shares                        $   927,900    $   468,106   $ 2,446,910    $   784,741
                                                          ===========    ===========   ===========    ===========

Basic earnings per share                                  $      0.15    $      0.09   $      0.39    $      0.15
                                                          ===========    ===========   ===========    ===========

Diluted earnings per share                                $      0.13    $      0.09   $      0.35    $      0.15
                                                          ===========    ===========   ===========    ===========

Weighted average shares outstanding
Basic                                                       6,314,353      5,153,371     6,292,737      5,162,771
Diluted                                                     7,570,508      5,295,028     7,570,550      5,304,428


        See accompanying notes to the consolidated financial statements.

                         TOREADOR RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              FOR THE SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                           -----------    -----------
                                                                               2001          2000
                                                                           -----------    -----------
Cash flows from operating activities:
  Net income                                                               $ 2,626,910    $   964,741
  Adjustments to reconcile net income to
   net cash provided by operating activities:

    Depreciation, depletion and amortization                                 1,616,275        982,794
    (Gain) loss on sale of marketable securities                                (5,505)        54,076
    Gain on sale of properties                                                (169,992)       (58,913)
    Equity in earnings of unconsolidated investments                           155,099             --
    Changes in operating assets and liabilities:
        Decrease (increase) in accounts and notes receivable                    58,213       (406,309)
        Increase in other current assets                                      (387,402)      (288,480)
        Decrease (increase) in other assets                                   (172,806)        27,389
        Increase (decrease) in accounts payable and accrued liabilities       (717,791)      (354,959)
        Increase in federal income taxes payable                               720,965        298,530
        Other                                                                  (37,869)            --
                                                                           -----------    -----------
          Net cash provided by operating activities                          3,686,097      1,218,869
                                                                           -----------    -----------

Cash flows from investing activities:
    Expenditures for oil and gas property and equipment                     (5,568,650)      (397,318)
    Proceeds from the sale of oil and gas properties                           551,292        175,417
    Proceeds from lease bonuses and rentals                                     18,191         25,080
    Investment in EnergyNet.com, Inc.                                         (100,000)            --
    Sale of short-term investments                                                  --         13,682
    Purchase of marketable securities                                         (593,519)            --
    Proceeds from sale of marketable securities                                279,290         36,009
    Purchase of furniture and fixtures                                         (94,875)       (11,565)
                                                                           -----------    -----------
          Net cash used in investing activities                             (5,508,271)      (158,695)
                                                                           -----------    -----------

Cash flows from financing activities:
    Payment for debt issuance costs                                           (138,025)            --
    Borrowings under revolving credit arrangements                           4,850,469             --
    Repayments under revolving credit arrangements                          (3,640,223)      (768,623)
    Proceeds from issuance of stock                                            209,097             --
    Payment of preferred and common dividends                                 (180,000)      (231,775)
    Purchase of treasury stock                                                (265,504)      (147,801)
                                                                           -----------    -----------
          Net cash provided by (used in) financing activities                  835,814     (1,148,199)
                                                                           -----------    -----------

Net decrease in cash and cash equivalents                                     (986,360)       (88,025)

Cash and cash equivalents, beginning of period                               1,756,161        341,463
                                                                           -----------    -----------

Cash and cash equivalents, end of period                                   $   769,801    $   253,438
                                                                           ===========    ===========

Supplemental schedule of cash flow information:
    Cash paid during the period for:
            Income taxes                                                   $   759,427    $   200,000
                                                                           ===========    ===========
            Interest                                                       $   555,742    $   728,345
                                                                           ===========    ===========


        See accompanying notes to the consolidated financial statements

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the six months ended June 30, 2001 and 2000

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto in the 2000 Annual Report on Form 10-K of Toreador Resources Corporation (the "Company, we, us, our") filed with the Securities and Exchange Commission. In the opinion of our management, the information furnished herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three and six month periods ended June 30, 2001 may not necessarily be indicative of the results for the year ending December 31, 2001.

         Comprehensive income - The following table presents the components of comprehensive income, net of related tax:

                                                                 Six months Ended June 30,
                                                                --------------------------
                                                                   2001            2000
                                                                -----------    -----------
         Net income available to common shareholders            $ 2,626,910    $   964,741
         Unrealized holding gain (loss) on available-for-sale
              securities                                            (72,721)        35,530
                                                                -----------    -----------
         Comprehensive income                                   $ 2,554,189    $ 1,000,271
                                                                ===========    ===========

                                                                Three months Ended June 30,
                                                                --------------------------
                                                                   2001            2000
                                                                -----------    -----------
         Net income available to common shareholders            $   927,900    $   468,106
         Unrealized holding gain (loss) on available-for-sale
              securities                                             26,205             --
                                                                -----------    -----------
         Comprehensive income                                   $   954,105    $   468,106
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

                 For the six months ended June 30, 2001 and 2000

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

NOTE 3 - Derivative Financial Instruments

         During 2000, we entered into call options covering an average volume of 35,000 MMBtu per month at an average index price of $7.27 per MMBtu, coupled with put options covering an average volume of 60,000 MMBtu per month at an average index price of $4.01 per MMBtu. The options began in March 2001, and expire in October 2001. During the second quarter of 2001, we entered into a swap covering 50,000 MMBtu per month from June 2001 through October 2001, under the terms of which we pay the index price and receive a fixed price of $4.35. For the three and six month periods ended June 30, 2001, we realized gains on the settled portions of these transactions amounting to $141,300. We account for our derivative financial instruments on a mark-to-market basis.

         The fair values of the remaining options are based upon the amounts we would be able to receive or be required to pay to cancel the agreements at June 30, 2001. The fair values of the remaining swaps are based upon the difference between the strike price and the index price at June 30, 2001. The aggregate fair value of the remaining options and swaps amounted to an unrealized gain of $291,450 at June 30, 2001, and an unrealized loss of $135,300 at December 31, 2000. Such amounts are included in other current assets and accounts payable and accrued liabilities, respectively. Accordingly, for the six months ended June 30, 2001, we recorded an unrealized gain of $426,750, which is reflected in the statement of operations.

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the six months ended June 30, 2001 and 2000

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

         The Facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets and the payment of dividends on common stock, change of control and management and require us to meet certain financial requirements. Specifically, we must maintain a current ratio of 1.00 to 1.00 and a debt service coverage ratio of not less than 1.25 to 1.00. We are in compliance with all covenants as of June 30, 2001.

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the six months ended June 30, 2001 and 2000

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - EARNINGS PER ORDINARY SHARE

         The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations:


                                                      THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                          2001           2000          2001          2000
                                                       ----------     ----------     ----------   ----------
Basic earnings per share:
  Numerator:
    Net income                                         $1,017,900     $  558,106     $2,626,910   $  964,741
    Less: dividends on preferred shares                    90,000         90,000        180,000      180,000
                                                       ----------     ----------     ----------   ----------
    Net income applicable to common shares             $  927,900     $  468,106     $2,446,910   $  784,741
                                                       ==========     ==========     ==========   ==========

  Denominator:
    Common shares outstanding                           6,314,353      5,153,371      6,292,737    5,162,771
                                                       ==========     ==========     ==========   ==========

      Basic earnings per share                         $     0.15     $     0.09     $     0.39   $     0.15


Diluted earnings per share:
  Numerator:
    Net income                                         $1,017,900     $  558,106     $2,626,910   $  964,741
    Less: dividends on preferred shares                       N/A         90,000            N/A      180,000
                                                       ----------     ----------     ----------   ----------
    Net income applicable to common shares             $1,017,900     $  468,106     $2,626,910   $  784,741
                                                       ==========     ==========     ==========   ==========

  Denominator:
    Common shares outstanding                           6,314,353      5,153,371      6,292,737    5,162,771
    Common stock options                                  256,155        141,657        277,813      141,657
    Conversion of preferred shares                      1,000,000             --      1,000,000           --
                                                       ----------     ----------     ----------   ----------
                                                        7,570,508      5,295,028      7,570,550    5,304,428
                                                       ==========     ==========     ==========   ==========
      Diluted earnings per share                       $     0.13     $     0.09     $     0.35   $     0.15
                                                       ==========     ==========     ==========   ==========

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the six months ended June 30, 2001 and 2000

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - PROPERTY ACQUISITIONS

On April 26, 2001, we acquired working interests in 18 gross wells in Meade County, Kansas for approximately $4.2 million, funded by existing cash and borrowings under the Facility.

On July 26, 2001, we acquired royalty and working interests in approximately 800 gross wells located in Kansas, New Mexico, and Oklahoma for approximately $4.2 million, funded by existing cash and borrowings under the Facility.

NOTE 7 - COMMON STOCK

         On September 19, 2000, we completed a merger with Texona Petroleum Corporation (Texona). We exchanged a total of 1,115,500 of our common shares for all of Texona's outstanding shares. We issued 1,025,000 of those shares to Texona stockholders during 2000. In April 2001, we received approval from a majority of our stockholders, via written consent, to issue the remaining 90,000 shares (Deferred Shares). We issued the Deferred Shares during May 2001. We recorded the fair value of the deferred shares as an addition to properties and equipment, together with an increase to deferred tax liabilities, which represents the difference between book and income tax bases of the related assets.

                         TOREADOR RESOURCES CORPORATION

                 For the six months ended June 30, 2001 and 2000

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

         We have set a high priority on disposing of non-essential assets during 2001. As a result of this emphasis, we have closed property sales totaling over $551,000 during 2001, resulting in net gains of approximately $170,000. Property sales will continue to be a priority for the remainder of this year and through 2002, with our emphasis on using EnergyNet.com, Inc. ("EnergyNet") as the medium for the majority of planned dispositions. We acquired a 35% interest in EnergyNet in July 2000. Mr. G. Thomas Graves III, President of Toreador, also serves as Chairman of the Board for EnergyNet.

                         TOREADOR RESOURCES CORPORATION

                 For the six months ended June 30, 2001 and 2000

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

         The remaining 2001 capital and exploratory budget, excluding any acquisitions that may be made, could range from $2.0 million to $3.0 million, depending on the timing of the drilling of exploratory and development wells in which we hold a working interest position, and the availability of future exploration projects.

         At the present time, the primary source of capital for financing our operations is our cash flow from operations. During the first six months of 2001, cash flow provided by operating activities, before changes in working capital, was $4.2 million, or $0.56 per diluted share.

         During the six months ended June 30, 2001, we repaid $3.6 million of long-term debt. Although there are no required payments due, we intend to repay debt for the remainder of 2001 through the optimization of our working capital.

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

         Through June 30, 2001, we have used $1,803,298 of our cash reserves to purchase 572,027 shares of our Common Stock pursuant to four share repurchase programs and discretionary repurchases of our stock, subject to cash availability and as approved by the board of directors. As of June 30, 2001 there were 483,673 shares available for repurchase under the programs.

                         TOREADOR RESOURCES CORPORATION

                 For the six months ended June 30, 2001 and 2000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 VS.
         THREE MONTHS ENDED JUNE 30, 2000

         Revenues for the second quarter of 2001 increased by $1,890,655, or 71%, from $2,664,044 for the second quarter of 2000 to $4,554,699 for the second quarter of 2001. Oil and gas sales were $3,930,219 on volumes of 72,891, Bbls of oil and 453,554 Mcf of natural gas for the second quarter of 2001 as compared to oil and gas sales of $2,421,301 on volumes of 55,145 Bbls and 246,335 Mcf in the second quarter of 2000. This 65% increase in oil and gas sales reflects a 32% and 84% increase in oil and gas volumes, respectively, resulting from acquisitions made during 2000 and 2001, in addition to an increase in gas prices. The average price for second quarter 2001 gas sales increased 15% to $4.14/Mcf from 3.61/Mcf for the same quarter in 2000. Additionally, we recorded a gain on commodity derivatives of $443,979 for the three months ended June 30, 2001. Interest and other income increased from $5,042 to $44,835 for the second quarters of 2000 and 2001, respectively, due to increased cash on hand. For the second quarter of 2001, EnergyNet incurred a net loss of approximately $170,000, or $57,000 net to our interest. Loss on sale of properties and other assets was $25,260 for the second quarter of 2001 as compared to none for the same quarter in 2000.

         Costs and expenses increased by $1,125,099, or 62%, to $2,938,983 in the second quarter of 2001 versus $1,813,884 for the same period in 2000. Lease operating expenses increased by $376,112, or 81%, to $839,179 in the second quarter of 2001 from $463,067 for the second quarter of 2000. This increase was principally a result of adding working interest properties acquired through our merger with Texona in September 2000 and the Razorhawk acquisition completed in April 2001. Dry hole costs amounted to $175,625 for the three months ended June 30, 2001, as compared to $1,436 for the three months ended June 30, 2000, which is consistent with our increase in drilling activity since that time. Depreciation, depletion and amortization increased by $357,908, or 76%, to $831,272 for the second quarter of 2001 from $473,364 for the second quarter of 2000, primarily reflecting depletion related to the increased oil and gas sales volumes described above. Geological and geophysical expenses increased to $95,140 for the second quarter of 2001 from $50,873 in 2000, due primarily to increases in professional engineering fees as the result of the acquisitions evaluated during 2000 and 2001. General and administrative expenses increased by $253,458, or 52%, to $742,563 in the second quarter of 2001 from $489,105 for the second quarter of 2000, primarily due to increased personnel levels, and other expenditures required to manage acquisitions.

         During the second quarter of 2001, we incurred $263,854 in interest expense, as compared to $336,039 for the second quarter of 2000. The decrease of $72,185, or 21% relates primarily to a decrease in the floating interest rate associated with refinancing our line of credit in February 2001, as discussed in the Notes to the Consolidated Financial Statements. We paid $90,000 for dividends to preferred shareholders for both the second quarters of 2001 and 2000.

         We recognized net income applicable to common shares of $927,900, or $0.15 per basic share and $0.13 per diluted share, for the second quarter of 2001 versus net income of $468,106, or $0.09 per basic and diluted share, for the same period in 2000.

                         TOREADOR RESOURCES CORPORATION

                 For the six months ended June 30, 2001 and 2000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2001 VS.
         SIX MONTHS ENDED JUNE 30, 2000

         Revenues for the six months ended June 30, 2001 increased by $4,818,581, or 96%, to $9,863,511 from $5,044,930 for same period of 2000. Oil and gas sales were $8,848,755 on volumes of 151,759 Bbls of oil and 845,406 Mcf of natural gas for the first six months of 2001 as compared to $4,778,381 on volumes of 115,972 Bbls and 525,694 Mcf in the first six months of 2000. This 85% increase in oil and gas sales reflects a 31% and 61% increase in oil and gas volumes, respectively, resulting from acquisitions made during 2000 and 2001, in addition to a substantial increase in gas prices. The average price of gas sales for the first six months of 2001 increased 78% to $5.46/Mcf compared to $3.07/Mcf for the same period in 2000. Lease bonuses and rentals for the first six months of 2001 were $325,517 versus $246,879 for the same period in 2000 due to an increase in activity on the Southeastern States Holdings. Interest and other income increased from $14,833 to $100,791 for the first six months of 2000 and 2001, respectively, due to increased cash on hand. For the first six months of 2001, EnergyNet incurred a net loss of approximately $470,000, or $163,000 net to our interest, which was not present in the first six months of 2000. Gain on sale of properties and other assets was $169,992 for the second quarter of 2001 as compared to $58,913 for the same period in 2000. The increase in gain on sale of properties and other assets is primarily the result of increased property sales through EnergyNet.

         Costs and expenses increased by $2,115,153, or 59%, to $5,693,812 for the six months ended June 30, 2001 versus $3,578,659 for the same period in 2000. Lease operating expenses increased by $712,595, or 85%, to $1,552,373 for the first six months of 2001 from $839,778 for the same period in 2000. This increase was principally the result of adding working interest properties through our merger with Texona in September 2000 and our working interest properties acquired in the Razorhawk acquisition in April 2001. Dry hole costs amounted to $175,625 for the six months ended June 30, 2001, as compared to $1,436 for the six months ended June 30, 2000, which is consistent with our increase in drilling activity since that time. Depreciation, depletion and amortization increased by $633,481, or 64%, to $1,616,275 for the first six months of 2001 from $982,792 for the first six months of 2000, primarily reflecting depletion related to the increased oil and gas sales volumes described above. Geological and geophysical expenses increased to $272,952 for the first six months of 2001 from $103,641 in the same period of 2000, due primarily to increases in professional engineering fees as the result of the acquisitions evaluated 2000 and 2001. General and administrative expenses increased by $429,498, or 44%, to $1,415,594 in the first six months of 2001 from $986,096 for the same period of 2000, primarily due to increased personnel levels, and other expenditures required to manage acquisitions.

                         TOREADOR RESOURCES CORPORATION

                 For the six months ended June 30, 2001 and 2000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         During the six months ended June 30, 2001, we incurred $698,862 in interest expense, as compared to $664,914 for the six months ended June 30, 2000. The increase of $33,948, or 5% relates primarily to the removal of unamortized deferred loan costs, and other incremental costs associated with refinancing our line of credit in February 2001, as discussed in the Notes to the Consolidated Financial Statements, offset by a decrease in the floating interest rate associated with the new facility. We paid $180,000 for dividends to preferred shareholders for both the six months ended June 30, 2001 and 2000.

         We recognized net income applicable to common shares of $2,446,910, or $0.39 per basic share and $0.35 per diluted share, for the second quarter of 2001 versus net income of $784,741, or $0.15 per basic and diluted share, for the same period in 2000.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes from the information provided in
Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2000.

                         TOREADOR RESOURCES CORPORATION

                                  June 30, 2001

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -- INAPPLICABLE.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS -- INAPPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -- INAPPLICABLE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --

         On December 7, 2000, we submitted a written consent solicitation statement to the stockholders of the Company as of record date October 19, 2000. The consent solicitation statement was furnished to the stockholders of the Company in connection with the solicitation by the Company of the written consents of the stockholders to the issuance of up to an additional 180,000 shares of our Common Stock (the "Deferred Shares"). The Deferred Shares have identical rights and preferences as the Company's currently outstanding shares of common stock.

         The purpose of the issuance of the Deferred Shares was to satisfy certain obligations that are owed to certain stockholders of Texona pursuant to the terms of the Merger Agreement, dated as of September 11, 2000, by and among Texona, the Company, and Toreador Acquisition Corporation. Pursuant to the Merger Agreement, the outstanding stock of Texona was exchanged for a total of 1,115,000 shares of common stock of the Company, of which 1,025,000 shares (19.6% of the then outstanding shares) were issued to the Texona stockholders at the closing of the merger on September 19, 2000.

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

         We did not issue all 1,115,000 shares due to the rules of the National Association of Securities Dealers Automated Quotation ("Nasdaq") requiring us to obtain stockholder approval before the issuance of common stock constituting or having voting power equal to or greater than 20% of the outstanding common stock. On September 19, 2000, 1,115,000 shares of common stock constituted approximately 21% of the then outstanding shares. Therefore, in order to comply with the applicable Nasdaq rules, we initially issued shares of our common stock equal to 19.6% of the outstanding shares on September 19, 2000, and then were requesting stockholder approval for the issuance of the Deferred Shares. In April 2000, we received approval from our stockholders to issue the Deferred Shares.

         The Deferred Shares were issued during May 2001, and amounted to 90,000 shares.

ITEM 5.  OTHER INFORMATION -- INAPPLICABLE.

                         TOREADOR RESOURCES CORPORATION

                                  June 30, 2001

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
                                   Series A Convertible Preferred Stock of
                                   Toreador Resources Corporation, dated
                                   December 31, 1998 (previously filed as
                                   Exhibit 3.1 to Toreador Resources Corporation
                                   Annual Report on Form 10-K for the year ended
                                   December 31, 2000, and incorporated herein by reference).

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

--------------------------
*    Filed herewith.
+    Management contract or compensatory plan

(b)      Reports on Form 8-K: -

                           In April 2001, we filed a Current Report on Form 8-K dated April 26, 2001 with the Securities and Exchange Commission to report the acquisition of properties in Meade County, Kansas.

                         TOREADOR RESOURCES CORPORATION

                                  June 30, 2001



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TOREADOR RESOURCES CORPORATION,
                                         Registrant


August 8, 2001                            /s/ G. Thomas Graves III
                                         ------------------------
                                         G. Thomas Graves III,
                                         President and Chief Executive Officer


August 8, 2001                           /s/ Douglas W. Weir
                                         ---------------------------
                                         Douglas W. Weir
                                         Chief Financial Officer