Form 10-Q
period 2001-09-30
TOREADOR RESOURCES CORP
filed 2001-11-14
CIK 98720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

(Mark one)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                 SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                    SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                          Commission file number 0-2517


                         TOREADOR RESOURCES CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                              75-0991164
 -----------------------------------             ----------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification Number)

      4809 Cole Avenue, Suite 108
             Dallas, Texas                               75205
----------------------------------------         -----------------------
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

                           Yes  X              No
                               ---                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at September 30, 2001
--------------------------------              ---------------------------------
Common Stock, $0.15625 par value                        6,339,944 shares

                         TOREADOR RESOURCES CORPORATION

                                      INDEX


                                                                                                Page Number
                                                                                                -----------

    PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets (Unaudited)                                                      2
                  September 30, 2001 and December 31, 2000

             Consolidated Statements of Operations (Unaudited)                                            3
                  Three and Nine Months Ended September 30, 2001 and 2000

             Consolidated Statements of Cash Flows (Unaudited)                                            4
                  Nine Months Ended September 30, 2001 and 2000

             Notes to Consolidated Financial Statements                                                   5

         Item 2.  Management's Discussion and Analysis of Financial Condition and                        11
             Results of Operations

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk                              15

    PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                      16

         Item 2.  Changes in Securities and Use of Proceeds                                              16

         Item 3.  Defaults Upon Senior Securities                                                        16

         Item 4.  Submission of Matters to a Vote of Security Holders                                    16

         Item 5.  Other Information                                                                      16

         Item 6.  Exhibits and Reports on Form 8-K                                                       17

         Signatures                                                                                      18

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TREADOR RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)





                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                       2001                 2000
                                                                   -------------       -------------
                                                                   (in thousands, except share data)
ASSETS
Current assets:
  Cash and cash equivalents                                        $         252       $       1,756
  Accounts and notes receivable                                            2,161               2,678
  Available-for-sale securities, at fair value                               412                 256
  Other                                                                    1,264                 103
                                                                   -------------       -------------
     Total current assets                                                  4,089               4,793

Properties and equipment, net, using the
  successful efforts method of accounting                                 42,910              34,630

Investments in unconsolidated entities                                       643                 716
Other assets                                                                 205                 186
                                                                   -------------       -------------
                                                                   $      47,847       $      40,325
                                                                   =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                         $       1,124       $       1,349
  Federal income taxes payable                                             1,194                 266
                                                                   -------------       -------------
     Total current liabilities                                             2,318               1,615

Long-term debt                                                            18,904              15,244
Deferred tax liability                                                     3,455               3,205
                                                                   -------------       -------------
     Total liabilities                                                    24,677              20,064


Stockholders' equity:
  Preferred stock, $1.00 par value, 4,000,000
     shares authorized; 160,000 issued                                       160                 160
  Common stock, $0.15625 par value, 20,000,000
     shares authorized; 6,953,971 and 6,786,571 shares issued              1,087               1,060
  Capital in excess of par value                                          15,612              14,906
  Retained earnings                                                        8,361               5,619
  Accumulated other comprehensive income (loss)                              (44)                 54
                                                                   -------------       -------------
                                                                          25,176              21,799
  Treasury stock at cost:
     614,027 and 527,000 shares                                           (2,006)             (1,538)
                                                                   -------------       -------------
     Total stockholders' equity                                           23,170              20,261
                                                                   -------------       -------------
                                                                   $      47,847       $      40,325
                                                                   =============       =============



See accompanying notes to the consolidated financial statements.

                         TOREADOR RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                                        ---------------------------------       ---------------------------------
                                                             2001               2000                2001                 2000
                                                        -------------       -------------       -------------       -------------
                                                                             (in thousands, except share data)
Revenues:
  Oil and natural gas sales                             $       2,719       $       3,499       $      11,568       $       8,278
  Gain on commodity derivatives                                   454                  --               1,022                  --
  Lease bonuses and rentals                                       162                 139                 488                 386
  Interest and other income                                        42                  14                 143                  28
  Equity in earnings of unconsolidated investments                (18)                (49)               (173)                (49)
  Gain (loss) on sale of marketable securities                    (15)                 --                 (10)                (54)
  Gain on sale of properties and other assets                     115                 298                 285                 357
                                                        -------------       -------------       -------------       -------------
     Total revenues                                             3,459               3,901              13,323               8,946
                                                        -------------       -------------       -------------       -------------
Costs and expenses:
  Lease operating                                                 780                 642               2,332               1,483
  Exploration and acquisition                                     472                  74                 921                 177
  Depreciation, depletion and amortization                        662                 585               2,278               1,568
  General and administrative                                      658                 510               2,036               1,497
  Interest                                                        276                 359                 975               1,024
                                                        -------------       -------------       -------------       -------------
     Total costs and expenses                                   2,848               2,170               8,542               5,749
                                                        -------------       -------------       -------------       -------------
Income before federal income taxes                                611               1,731               4,781               3,197

Provision for federal income taxes                                226                 596               1,769               1,098
                                                        -------------       -------------       -------------       -------------
Net income                                                        385               1,135               3,012               2,099
                                                        -------------       -------------       -------------       -------------
Dividends on preferred shares                                      90                  90                 270                 270
                                                        -------------       -------------       -------------       -------------
Income applicable to common shares                      $         295       $       1,045       $       2,742       $       1,829
                                                        =============       =============       =============       =============

Basic earnings per share                                $        0.05       $        0.19       $        0.43       $        0.35
                                                        =============       =============       =============       =============
Diluted earnings per share                              $        0.04       $        0.17       $        0.40       $        0.32
                                                        =============       =============       =============       =============
Weighted average shares outstanding
Basic                                                           6,374               5,508               6,320               5,278
Diluted                                                         7,582               6,819               7,568               6,589

        See accompanying notes to the consolidated financial statements.

                         TOREADOR RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                   ---------------------------------
                                                                        2001                2000
                                                                   -------------       -------------
                                                                             (in thousands)
Cash flows from operating activities:
  Net income                                                       $       3,012       $       2,099
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation, depletion and amortization                              2,278               1,568
     Loss on sale of marketable securities                                    10                  54
     Gain on sale of properties                                             (285)               (357)
     Equity in earnings of unconsolidated investments                        173                  49
     Dry holes and abandonments                                              553                  --
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts and notes receivable                  517                (681)
       Increase in other current assets                                   (1,161)                (99)
       Decrease (increase) in other assets                                   109                  (8)
       Decrease in accounts payable and accrued liabilities                 (225)               (285)
       Increase in federal income taxes payable                              928                 926
       Other                                                                 (32)                 --
                                                                   -------------       -------------
          Net cash provided by operating activities                        5,877               3,266

Cash flows from investing activities:
  Expenditures for oil and gas property and equipment                    (11,026)               (972)
  Acquisition of Texona Petroleum Corporation                                 --                (126)
  Proceeds from the sale of oil and gas properties                           638                 507
  Proceeds from lease bonuses and rentals                                    488                  36
  Investment in EnergyNet.com, Inc.                                         (100)               (156)
  Sale of short-term investments                                              --                  14
  Purchase of marketable securities                                         (643)                (74)
  Proceeds from sale of marketable securities                                326                  36
  Purchase of furniture and fixtures                                         (95)                (32)
                                                                   -------------       -------------
          Net cash used in investing activities                          (10,412)               (767)

Cash flows from financing activities:
    Payment for debt issuance costs                                         (138)                 --
    Borrowings under revolving credit arrangements                         9,043                  --
    Repayments under revolving credit arrangements                        (5,383)             (1,437)
    Proceeds from issuance of stock                                          247                  --
    Payment of preferred and common dividends                               (270)               (322)
    Purchase of treasury stock                                              (468)               (268)
                                                                   -------------       -------------
          Net cash provided by (used in) financing activities              3,031              (2,027)
                                                                   -------------       -------------
Net increase (decrease) in cash and cash equivalents                      (1,504)                472
Cash and cash equivalents, beginning of period                             1,756                 341
                                                                   -------------       -------------
Cash and cash equivalents, end of period                           $         252       $         813
                                                                   =============       =============

        See accompanying notes to the consolidated financial statements.

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

You should read these consolidated financial statements in the context of the consolidated financial statements and notes in the 2000 Annual Report on Form 10-K of Toreador Resources Corporation (the "Company, we, us, our") filed with the Securities and Exchange Commission. In our opinion, the information furnished herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of these interim periods. Operating results for the three and nine month periods ended September 30, 2001 may not necessarily be indicative of the results for the year ending December 31, 2001.

Comprehensive income - The following table presents the components of comprehensive income, net of related tax (amounts in thousands):



                                                                       Nine Months ended
                                                                          September 30,
                                                                  -------------------------------
                                                                      2001                2000
                                                                  ------------       ------------

Net income available to common stockholders                       $      2,742       $      1,829
Change in fair value of available-for-sale securities                      (98)                40
                                                                  ------------       ------------
Comprehensive income                                              $      2,644       $      1,869
                                                                  ============       ============



                                                                       Three Months ended
                                                                          September 30,
                                                                  -------------------------------
                                                                      2001               2000
                                                                  ------------       ------------
Net income available to common stockholders                       $        295       $      1,045
Change in fair value of available-for-sale securities                      (25)                 5
                                                                  ------------       ------------
Comprehensive income                                              $        270       $      1,050
                                                                  ============       ============

The only components of accumulated other comprehensive income, net of related tax, relate to changes in the fair values of our available-for-sale investments in marketable securities.

New Accounting Pronouncements - On January 1, 2001, we adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. At December 31, 2000, we elected not to designate the derivatives to which we are a party as hedges, and accordingly, recorded such transactions at fair value, and recognized changes in such fair value in current earnings. Therefore, there was no impact on our financial position at January 1, 2001 as the result of adopting Statement 133.

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (unaudited)


On July 20, 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations ("Statement 141"), and No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after).

Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). Early adoption is permitted for companies with fiscal years beginning after March 15, 2001 provided that their first quarter financial statements have not been issued. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not.

We do not have any pending business combinations designated as pooling-of-interests, and we do not have any goodwill or indefinite lived intangible assets recorded on our balance sheet. Accordingly, adopting Statements 141 and 142 should have no impact on our financial position or results of operations. We intend to account for our pending merger with Madison Oil Company, discussed later in this document, in accordance with the provisions of Statements 141 and 142.

On August 15, 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Initiated in 1994 as a project to account for the costs of nuclear decommissioning, the FASB expanded the scope to include similar closure or removal-type costs in other industries that are incurred at any time during the life of an asset. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We will adopt this standard on January 1, 2003. We have not completed the process of determining the impact of adopting the standard.

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (unaudited)




On October 5, 2001, the FASB issued a final statement on asset impairment (Statement 144) that is applicable to financial statements issued for fiscal years beginning after December 15, 2001 (January 2002 for Toreador). The FASB's new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. Toreador is still evaluating the impact of adopting Statement 144.

NOTE 2 - NON-PRODUCING MINERAL AND ROYALTY INTERESTS

Our principal properties include perpetual mineral and royalty interests totaling approximately 1,368,000 net mineral acres underlying approximately 2,643,000 gross acres. These properties include approximately 1,775,000 gross (876,000 net) acres in Mississippi, Alabama, and Louisiana, collectively referred to as the "Southeastern States Holdings" and 766,000 gross (461,000 net) acres located in the Texas Panhandle and West Texas, collectively referred to as the "Texas Holdings." We also own various royalty interests in Arkansas, California, Kansas, and Michigan covering 102,000 gross (31,000 net) acres, collectively referred to as the "Four States Holdings." The ultimate realization of the investment in these properties depends on future exploration and development operations, which depend on satisfactory leasing and drilling arrangements with others and favorable oil and gas prices.

NOTE 3 - Derivative Financial Instruments

During 2000, we entered into call options covering an average volume of 35,000 MMBtu per month at an average index price of $7.27 per MMBtu, coupled with put options covering an average volume of 60,000 MMBtu per month at an average index price of $4.01 per MMBtu. The options began in March 2001, and expired in October 2001. During the second quarter of 2001, we entered into a swap covering 50,000 MMBtu per month from June 2001 through October 2001, under the terms of which we pay the index price and receive a fixed price of $4.35. As of September 30, 2001, all amounts under these contracts had settled. For the three and nine month periods ended September 30, 2001, we realized gains related to these contracts amounting to approximately $693,000.

The following table sets forth our natural gas hedging contracts. All contracts are swap agreements for the sale of natural gas and are based on NYMEX pricing. We estimated the fair value of the option agreement at September 30, 2001, from quotes by the counterparty representing the amounts we would expect to receive or pay to terminate the agreements on September 30, 2001. We estimated the fair value of the swap agreement based on the difference between the strike prices and the forward NYMEX prices for each determination period multiplied by the notional volume for each period. We designate all commodity contracts as derivatives, and accordingly, record such contracts at fair value and recognize changes in such

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (unaudited)



fair value in earnings as they occur. The aggregate unrealized gain of $237,000 is included in other current assets at September 30, 2001.


                                                   Notional
                                                  Volume per       Aggregate
                                                    Month           Volume                               Fair Value
Contract        Effective       Termination        (MMBtu)         (MMBtu)          Strike Price       September 30,
  Type            Date             Date               (1)              (1)             Range                 2001
--------        ---------       -----------       ----------       ---------        ------------       -------------
                February         December                                             $ 2.86 -
 Swap             2002             2002             60,000          660,000           $ 3.60               $134,000

  Put          November
 Option           2001          March 2002          40,000          200,000           $ 3.00                $103,00


(1) MMBtu - Million British thermal units.

NOTE 4 - LONG-TERM DEBT

On February 16, 2001, we entered into a new credit agreement with Bank of Texas, N.A. The current credit facility provides a maximum line of credit up to $75,000,000, subject to the underlying collateral value. Our oil and gas properties located in Arkansas, Kansas, Mississippi, New Mexico, Oklahoma, and Texas serve as collateral under the current credit facility. The current credit facility expires on February 16, 2006, at which time all outstanding principal and interest are due. The current credit facility bears interest at the lesser of (i) the difference between the prime rate of interest on corporate loans less the Applicable Margin, as defined below; or (ii) the sum of the LIBOR rate plus the LIBOR spread as defined below:


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

Additionally, the current credit facility requires a commitment fee of 0.375% on the unused portion if less than 75% of the borrowing base is outstanding, and 0.500% if 75% or greater of the borrowing base is outstanding.

The current credit facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets and the payment of dividends on common stock, change of control and management and require us to meet certain financial requirements. Specifically, we must maintain a current ratio of 1.00 to 1.00 and a debt service coverage ratio of not less than 1.25 to 1.00. We are in compliance with all covenants as of September 30, 2001.

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (unaudited)



NOTE 5 - EARNINGS PER ORDINARY SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation for earnings from continuing operations:


                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                     2001               2000               2001               2000
                                                 -------------      -------------      -------------      -------------
Basic earnings per share:                                         (in thousands, except per share data)

  Numerator:
     Net income                                  $         385      $       1,135      $       3,012      $       2,099
     Less: dividends on preferred shares                    90                 90                270                270
                                                 -------------      -------------      -------------      -------------
     Net income applicable to common shares      $         295      $       1,045      $       2,742      $       1,829
                                                 =============      =============      =============      =============

  Denominator:
     Common shares outstanding                           6,374              5,508              6,320              5,278
                                                 =============      =============      =============      =============

       Basic earnings per share                  $        0.05      $        0.19      $        0.43      $        0.35

Diluted earnings per share:
  Numerator:
     Net income                                  $         385      $       1,135      $       3,012      $       2,099
     Less: dividends on preferred shares                    90                N/A                N/A                N/A
                                                 -------------      -------------      -------------      -------------
     Net income                                  $         295      $       1,135      $       3,012      $       2,099
                                                 =============      =============      =============      =============

  Denominator:
     Common shares outstanding                           6,374              5,508              6,320              5,278
     Common stock options                                  208                311                248                311
     Conversion of preferred shares                        N/A(1)           1,000              1,000              1,000
                                                 -------------      -------------      -------------      -------------
                                                         6,582              6,819              7,568              6,589
                                                 =============      =============      =============      =============
       Diluted earnings per share                $        0.04      $        0.17      $        0.40      $        0.32
                                                 =============      =============      =============      =============

(1) preferred shares are antidilutive for the three months ended September 30, 2001.

                         TOREADOR RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (unaudited)


NOTE 6 - PROPERTY ACQUISITIONS

On April 26, 2001, we acquired working interests in 18 gross wells in Meade County, Kansas for approximately $4.2 million (the "Razorhawk Acquisition"), funded by existing cash and borrowings under the current credit facility. This acquisition, if consummated on December 31, 2000, would have added approximately
2.7 Bcf (billion cubic feet) of natural gas to our total proved reserves. Our depletion calculations reflect such additions.

On July 26, 2001, we acquired royalty and working interests in approximately 800 gross wells located in Kansas, New Mexico, and Oklahoma for approximately $4.0 million (the "Anderson Acquisition"), funded by existing cash and borrowings under the current credit facility. This acquisition, if consummated on December 31, 2000, would have added approximately 78.9 MBbls (thousand barrels) of oil and 2.5 Bcf of natural gas to our total proved reserves at that date. Our depletion calculations reflect such additions.

NOTE 7 - COMMON STOCK

On September 19, 2000, we completed a merger with Texona Petroleum Corporation ("Texona"). We exchanged a total of 1,115,000 of our common shares for all of Texona's outstanding shares. We issued 1,025,000 of those shares to Texona stockholders during 2000. In April 2001, we received approval from a majority of our stockholders, via written consent, to issue the remaining 90,000 shares (the "Deferred Shares"). We issued the Deferred Shares during May 2001. We recorded the fair value of the Deferred Shares as an addition to properties and equipment, together with an increase to deferred tax liabilities, which represents the difference between book and income tax bases of the related assets.

NOTE 8 - SUBSEQUENT EVENTS

On October 3, 2001, we entered into a merger agreement with Madison Oil Company ("Madison"), a Delaware corporation traded on the Toronto Stock Exchange. The terms of the agreement specify that stockholders of Madison will receive 0.118 shares of Toreador common stock for each Madison common share. Madison shares will then be cancelled, and the surviving corporation will be Toreador Resources Corporation and be headquartered in Dallas, Texas. Immediately subsequent to the transaction, Madison's former stockholders will own approximately 32% of Toreador's issued and outstanding common stock, based on both companies' number of shares currently outstanding. The merger is subject to certain stockholder approval for both companies, and to regulatory approval. We will account for the merger as a purchase business combination, in accordance with Statement 141.

In connection with the merger with Madison, we established a line of credit under which Madison can borrow from Toreador up to $5.0 million. Outstanding borrowings under the note bear interest at the prime rate of interest as published in the Wall Street Journal. The note expires on February 28, 2002, at which time all outstanding principal and interest are due. Any repayments of borrowings or outstanding interest amounts must be approved by Madison's senior lender. At September 30, 2001, no amounts were outstanding under this facility.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         TOREADOR RESOURCES CORPORATION
                               SEPTEMBER 30, 2001

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

We have set a high priority on disposing of non-essential assets during 2001. As a result of this emphasis, we have closed property sales totaling approximately $638,000 during 2001, resulting in net gains of approximately $285,000. Property sales will continue to be a priority for the remainder of this year and through 2002, with our emphasis on using EnergyNet.com, Inc. ("EnergyNet") as the method for the accomplishing that objective. We acquired a 35% interest in EnergyNet in July 2000. Mr. G. Thomas Graves III, President of Toreador, also serves as Chairman of the Board for EnergyNet.

LIQUIDITY AND CAPITAL RESOURCES

Historically, most of the exploration activity on our acreage has been funded and conducted by other oil companies. Exploration activity by third party oil companies typically generates lease bonus and option income to us. If such drilling is successful, we receive royalty income from the oil or gas production but bear none of the capital or operating costs.

                         TOREADOR RESOURCES CORPORATION
                               SEPTEMBER 30, 2001

We plan to continue to actively pursue exploration and development opportunities on our own mineral acreage to take control over the optimization of our non-producing leasehold assets. We have also expanded our exploration focus to geologic regions with proven and attractive gas reserves that can provide better rates of return. We also plan to evaluate 3-D seismic projects or drilling prospects generated by third party operators. If judged geologically and financially attractive, we will enter into joint ventures on those third party projects or prospects which are within the capital exploration budget approved by our board of directors.

We also intend to actively pursue opportunities to acquire producing properties that represent unique opportunities for us to add additional reserves to our reserve base. We will fund such activities using cash on hand, third party sources, existing credit facilities, or any combination thereof.

The remaining 2001 capital and exploratory budget, excluding any acquisitions that may be made, could range from $1.0 million to $2.0 million, depending on the timing of the drilling of exploratory and development wells, and the availability of future exploration projects.

At the present time, our primary source of capital is our revolving line of credit. We intend to repay borrowings from our line of credit within a one to two year period. During the nine months ended September 30, 2001, we borrowed approximately $9.0 million, which we used primarily to fund our acquisitions of the Razorhawk and Anderson Acquisitions. Through September 30, 2001, we repaid $5.4 million of those amounts using our operating cash flow. During that time, cash flow provided by operating activities, before changes in working capital, amounted to approximately $5.7 million, or $0.75 per diluted share.

On February 16, 2001, we replaced our Compass Bank revolving credit facility with, a $75 million credit agreement with the Bank of Texas, National Association, that matures on February 16, 2006.

The current credit facility bears interest, at Toreador's option, based on (a) a base rate equal to the higher of (i) the rate of interest per annum then most recently published by The Wall Street Journal as the prime rate on corporate loans for large U.S. commercial banks less 1.25%, or (ii) the sum of the rate of interest, then most recently published by The Wall Street Journal as the "federal funds" rate for reserves traded among commercial banks for overnight use, less three quarters of one percent (0.75%), both as published in the Money Rates section of The Wall Street Journal, or (b) the sum of the LIBOR Rate plus 1.75%. Additionally, the current credit facility calls for a commitment fee of 0.375% on the unused portion.

The current credit facility imposes certain restrictive covenants on Toreador, including the maintenance of a debt service coverage ratio greater than or equal to 1.25 to 1.00; maintenance of a current ratio greater than or equal to 1.00 to 1.00; and maintenance of a tangible net worth of not less than the sum of (i) $13.65 million, plus (ii) 50% of the Toreador's annual net income, plus (iii) 100% of all equity contributions. At September 30, 2001, we were in compliance with all of our covenants.

For the remainder of 2001, we anticipate using our operating cash flow to fund Madison's borrowings under the line of credit we established for their use. Madison intends to use such borrowings to reduce outstanding principal amounts under its revolving line of credit with its senior lender.

We maintain excess cash amounts using highly liquid investments in a diversified array of available-for-sale securities. At September 30, 2001, investments in such securities amounted to approximately $412,000 at fair value.

                         TOREADOR RESOURCES CORPORATION
                               SEPTEMBER 30, 2001


Through September 30, 2001, we purchased approximately 614,027 shares of our Common Stock at a total cost of $2.0 million. Our board of directors has authorized us to purchase a total of 1,055,700 shares of our outstanding Common Stock. As of September 30, 2001, 441,673 shares remained under this authority.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. 2000

Oil and natural gas sales revenues decreased by $0.8 million or 22% from $3.5 to $2.7 million for the three months ended September 30, 2000 and 2001, respectively. The decline in revenues was the result of lower average oil and gas prices, offset by increased natural gas production. Oil prices decreased 21% from $29.66 per barrel (Bbl) in the third quarter of 2000 to $23.33 during the third quarter of 2001. Gas prices for the same periods decreased 37% from $4.16 per thousand cubic feet (Mcf) to $2.61. Natural gas volumes sold increased 30% from 301 to 392 million cubic feet (MMcf) during the third quarters of 2000 and 2001, respectively, while oil volumes decreased 4% from 74 thousand barrels (MBbls) to 71 MBbls. Natural gas production increased due primarily from production on the properties we acquired in the merger with Texona, and the Razorhawk Acquisition. Additionally, we had gains on our natural gas commodity derivatives of approximately $0.5 million for the third quarter of 2001, which were not present in 2000.

We recognized gains on sale of properties and other assets of $115,000 for the third quarter of 2001 as compared to $298,000 for the same period in 2000. The properties we sold during the third quarter of 2001 were worth less money because of the decrease in oil and gas prices mentioned above.

The decreases in oil and natural gas sales and gains on sales of properties and other assets were the primary reasons for the 11% decrease in total revenues from $3.9 to $3.5 million for the three months ended September 30, 2000 and 2001, respectively.

Lease operating expenses increased by $138,000 or 22% from $642,000 for the third quarter of 2000 to $780,000 for the same period in 2001. This increase was principally the result of adding working interest properties through our merger with Texona in September 2000 and our working interest properties acquired in the Razorhawk Acquisition in April 2001.

Exploration and acquisition expenses increased from $74,000 in the third quarter of 2000 to $472,000 in same period of 2001, because we significantly increased our drilling program during 2001. Dry hole expense amounted to $377,000 of the total. We drilled two developmental and nine exploration wells during the three months ended September 30, 2001. Eight of these wells were dry holes.

Depreciation, depletion and amortization increased by $77,000 or 13% from $585,000 for the third quarter of 2000 to $662,000 for the same period of 2001. This is due primarily to increased gas sales volumes as described above.

General and administrative expenses increased by $148,000 or 29% from $510,000 for the third quarter of 2001 to $658,000 for the same period in 2000. The increase is due primarily to increased payroll related costs from added personnel required to manage our growth, and expenditures related to increased stockholder relations activities.

                         TOREADOR RESOURCES CORPORATION
                               SEPTEMBER 30, 2001






During the three months ended September 30, 2001, we incurred $276,000 in interest expense, compared to $359,000 for the same period in 2000. The decrease of $83,000, or 23% is primarily the result of a decrease in the average rate of interest on our revolving line of credit. During the third quarter of 2001, we paid an average of 5.75% on outstanding borrowings under our line of credit, compared to 9.25% for the third quarter of 2000.

Compared to the third quarter of 2000, the merger with Texona and the Razorhawk and Anderson Acquisitions significantly added to our operations during the third quarter of 2001. Additionally, we strongly focused on our exploration program during the quarter. As a result, our total costs and expenses increased $0.6 million, or 31% from $2.2 million in the third quarter of 2000 to $2.8 million in the same period of 2001.

Our income applicable to common shares amounted to $295,000 and $1,045,000 for the third quarters of 2001 and 2000, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. 2000

Oil and natural gas sales revenues increased by $3.3 million or 40% from $8.3 million to $11.6 million for the nine months ended September 30, 2001 and 2000, respectively. The increase was the result of higher gas prices, coupled with an increase in oil and natural gas production. We received $25.13 per Bbl for our oil production during the first nine months of 2001, which is 10% less than the $27.92 we received in the same period of 2000. We sold our gas production during the first nine months of 2001 for $4.56 per Mcf, which is 31% higher that the $3.47 per Mcf we received during the same period of 2000. Natural gas volumes sold increased 50% from 826 during the first nine months of 2000 to 1,238 MMcf during the first nine months of 2001, while oil volumes increased 17% from 190 MBbls to 223 Mbbls over the same period. The increase in oil and natural gas production is due primarily from production on the properties we acquired in the merger with Texona, and the Razorhawk Acquisition. Additionally, we had gains on our natural gas commodity derivatives of approximately $1.0 million for the nine months ended September 30, 2001, which were not present in 2000.

Lease bonuses and rentals increased by $102,000 or 26% from $386,000 to $488,000, primarily due to our efforts to optimize our mineral holdings.

Interest and other income increased from $28,000 in 2000 to $143,000 in 2001 due primarily to new revenues from salt water disposal and gathering system activities brought about by the merger with Texona in September 2000.

Equity in the earnings of unconsolidated entities consists primarily of our portion of EnergyNet's operations. During the nine months ended September 30, 2001, EnergyNet incurred a net loss of approximately $517,000 ($181,000 net to our interest). For the period in the nine months ended September 30, 2000 that we owned our interest, EnergyNet incurred a loss of approximately $141,000 ($49,000 net to our interest).

We recognized gains on sale of properties and other assets of $285,000 during the nine months ended September 30, 2001, compared to $357,000 for the same period in 2000. The properties we sold during 2001 were worth less money because of recent decreases in oil and gas prices.

                         TOREADOR RESOURCES CORPORATION
                               SEPTEMBER 30, 2001


Total revenues increased $4.4 million, or 49%, $8.9 to $13.3 million for the nine months ended September 30, 2000 and 2001, respectively.

Lease operating expenses increased by $849,000, or 57%, to $2.3 million for the first nine months of 2001 from $1.5 million for the same period in 2000. This increase was principally the result of adding working interest properties through our merger with Texona in September 2000 and our working interest properties acquired in the Razorhawk Acquisition in April 2001.

Exploration and acquisition expenses increased from $177,000 to $921,000 in the first nine months of 2000 and 2001, respectively. This increase is commensurate with the increase in our drilling activity between the two periods. We drilled 11 developmental and 19 exploration wells during the nine months ended September 30, 2001, of which 14 were dry holes. We recognized dry hole expense of $553,000 during the nine months ended September 30, 2001.

Depreciation, depletion and amortization increased by $710,000, or 45%, to $2.3 million for the first nine months of 2001 from $1.6 million for the same period in 2000, primarily reflecting depletion related to the increased oil and gas sales volumes described above.

General and administrative expenses increased by $539,000, or 36%, to $2.0 million from $1.5 million for the nine months ended September 30, 2001 and 2000, respectively. The increase is due primarily to increased payroll related costs from added personnel required to manage our growth, and expenditures related to increased stockholder relations activities.

Interest expense remained constant between the nine months ended September 30, 2001 and 2000, at $1.0 million. This is due to a decrease in the average rate of interest on our revolving line of credit, offset by increased outstanding borrowings. During the first nine months of 2001, we paid an average of 6.5% on outstanding borrowings under our line of credit, as compared to 9.0% for the first nine months of 2000.

Compared to the first nine months of 2000, we significantly increased our operations for the first nine months of 2001 through the merger with Texona and the Razorhawk and Anderson Acquisitions. Additionally, we strongly focused on our exploration program during that time. As a result, our total costs and expenses increased $2.8 million or 49% from $5.7 in the first nine months of 2000 to $8.5 million for the same period in 2001.

Our income applicable to common shares amounted to $2.8 million and $1.8 million for the nine months ended September 30, 2001 and 2000, respectively.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II. OTHER INFORMATION

                         TOREADOR RESOURCES CORPORATION
                               SEPTEMBER 30, 2001

ITEM 1 - LEGAL PROCEEDINGS

From time to time, we are named as a defendant in various legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - INAPPLICABLE.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - INAPPLICABLE.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - INAPPLICABLE.

ITEM 5 - OTHER INFORMATION - INAPPLICABLE.

                         TOREADOR RESOURCES CORPORATION
                               SEPTEMBER 30, 2001

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   The following exhibits are included herein:

            2.1  -    Agreement and Plan of Merger, dated as of October 3, 2001, by and among Toreador Resources Corporation, MOC
                      Acquisition Corporation, and Madison Oil Company
                      (previously filed as Exhibit 2.1 to Toreador Resources
                      Corporation Registration Statement on Form S-4 No.
                      333-72314 filed with the Securities and Exchange
                      Commission on October 26, 2001, and incorporated herein by reference).

            2.2  -    Subordinated Revolving Credit Agreement, dated as of
                      October 3, 2001, between Madison Oil Company and Toreador
                      Resources Corporation (previously filed as Exhibit 2.2 to
                      Toreador Resources Corporation Registration Statement on
                      Form S-4 No. 333-72314 filed with the Securities and
                      Exchange Commission on October 26, 2001, and incorporated herein by reference).

            2.3  -    Subordinated Revolving Credit Note, dated as of October 3,
                      2001, between Toreador Resources Corporation and Madison
                      Oil Company (previously filed as Exhibit 2.3 to Toreador
                      Resources Corporation Registration Statement on Form S-4
                      No. 333-72314 filed with the Securities and Exchange
                      Commission on October 26, 2001, and incorporated herein by reference).

            2.4  -    Voting Agreement, dated as of October 3, 2001, by Herbert
                      L. Brewer, David M. Brewer and PHD Partners, LP for the benefit of Toreador Resources Corporation (previously filed as Exhibit 2.4 to Toreador Resources Corporation
                      Registration Statement on Form S-4 No. 333-72314 filed with the Securities and Exchange Commission on October 26,
                      2001, and incorporated herein by reference).

----------

*    Filed herewith.

      (b)   Reports on Form 8-K:

            On October 9, 2001, we filed a Current Report on Form 8-K dated October 3, 2001, with the Securities and Exchange Commission to report the execution of the Agreement and Plan of Merger between Toreador, MOC Acquisition Corporation, a wholly owned subsidiary of Toreador, and Madison Oil Company.

                         TOREADOR RESOURCES CORPORATION
                               SEPTEMBER 30, 2001

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TOREADOR RESOURCES CORPORATION,
                                   Registrant


November 14, 2001                  /s/ G. Thomas Graves, III
                                   --------------------------------------------
                                   G. Thomas Graves, III
                                   President and Chief Executive Officer


November 14, 2001                  /s/ Douglas W. Weir
                                   --------------------------------------------
                                   Douglas W. Weir
                                   Chief Financial Officer