Form 10-K/A
period 2000-12-31
TOREADOR RESOURCES CORP
filed 2001-11-30
CIK 98720

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended:  December 31, 2000

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

         The aggregate market value of the voting stock of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of November 29, 2001 was $13,742,351. (For purposes of determination of the foregoing amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

         The number of shares outstanding of the registrant's Common Stock, par value $.15625, as of November 29, 2001, was 6,296,944 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders, filed on April 23, 2001, are incorporated by reference into Part III of this Form 10-K.

         Toreador Resources Corporation hereby amends and restates its Annual Report on Form 10-K for the year ended December 31, 2000, to read in its entirety as follows:

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

         TEXONA PETROLEUM CORPORATION. On September 19, 2000, Toreador Acquisition Corporation ("TAC"), a wholly owned subsidiary of the Company completed a merger with Texona Petroleum Corporation ("Texona"), pursuant to a Merger Agreement dated as of September 11, 2000. The terms of the Merger Agreement called for Texona to be merged with TAC in a forward triangular merger, thus leaving TAC as the surviving entity. The outstanding stock of Texona was exchanged for a total of 1,115,000 common shares of Toreador, of which 1,025,000 was issued to the Texona shareholders during 2000 and the remaining shares ("Deferred Shares") will be issued no later then June 1, 2001, subject to Toreador shareholder approval. The issuance of Toreador shares for the Texona shares is hereinafter referred to as the "Merger."

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


                         GLOSSARY OF OIL AND GAS TERMS

     The following are certain defined terms used in this prospectus:

     "Bbl." One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

     "Bcf." One billion cubic feet of natural gas.

     "Bcfe." One billion cubic feet of natural gas equivalents, converting one Bbl of oil to six Mcf of natural gas.

     "BOE." Barrel of oil equivalent converting six Mcf of natural gas to one barrel of oil.

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

     "MBbl." One thousand Bbls.

     "MBOE." One thousand BOE.

     "Mcf." One thousand cubic feet of natural gas.

     "Mcfe." One thousand cubic feet of natural gas equivalents, converting one Bbl of oil to six Mcf of natural gas.

     "MMBl." One million Bbls of oil and other liquid hydrocarbons.

     "MMBOE." One million BOE.

     "MMcf." One million cubic feet of natural gas.

     "NET ACRES" or "NET WELLS." The sum of the fractional working or any type of royalty interests owned in gross acres or gross wells.

     "NPV-10." The present value of proved reserves is an estimate of the discounted future net cash flows from each property at December 31, 2000, or as otherwise indicated. Net cash flow is defined as net revenues less, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. The future net cash flows have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Securities and Exchange Commission rules, estimates have been made using constant oil and natural gas prices and operating costs, at December 31, 2000, or as otherwise indicated.

     "PRODUCING WELL" or "PRODUCTIVE WELL." A well that is producing oil or natural gas or that is capable of production.

     "PROVED DEVELOPED RESERVES." The oil and natural gas reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

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

     "STANDARDIZED MEASURE." Under the Standardized Measure, future cash flows are estimated by applying year-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end costs to determine pretax cash inflows. Future income taxes are computed by applying the statutory tax rate to the excess inflows over Company's tax basis in the associated properties.

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

OIL AND GAS RESERVES

     The following table sets forth information about the Company's estimated net proved reserves at December 31, 2000 and 1999. LaRoche Petroleum Consultants, Ltd., an independent petroleum engineering firm of Dallas, Texas, prepared these estimates.

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Proved developed:
  Oil (MBbls)...............................................    2,445     2,000
  Gas (MMcf)................................................   13,666     8,070
     Total (MBOE)...........................................    4,723     3,345
Proved undeveloped:
  Oil (MBbls)...............................................       78       197
  Gas (MMcf)................................................       18       140
     Total (MBOE)...........................................       81       220
Discounted present value (PRETAX) (in thousands)............  $81,650   $30,581
Standardized measure of proved reserves (in thousands)......  $57,656   $25,508

     Reserves were estimated using oil and gas and production and development costs in effect on December 31 of 2000 and 1999, without escalation. The reserves were determined using both volumetric and production performance methods. Proved reserves are those estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. THE VALUES REPORTED MAY NOT NECESSARILY BE THE FAIR MARKET VALUE OF THE RESERVES.

PRODUCTIVE WELLS

     The following table sets forth the Company's gross and net interests in productive oil and gas wells as of December 31, 2000. Productive wells are producing wells and wells capable of production.

                                                               GROSS(1)    NET(2)
                                                               ---------   -------
Gas
  Working Interest..........................................       343      24.39
  Royalty Interest..........................................       424      10.19
Oil
  Working Interest..........................................     1,231      34.12
  Royalty Interest..........................................     2,589      14.51

---------------

(1) "Gross" refers to all wells in which the Company has a working interest.

(2) "Net" refers to the aggregate of the percentage working interest of the Company in the wells before royalties and on a pay-out basis unless the wells have already paid out.

ACREAGE

     The following table sets forth developed and undeveloped acreage owned by us attributable to our ownership as of December 31, 2000 all of which is located in the United States.

     DEVELOPED         UNDEVELOPED          TOTAL
      ACREAGE            ACREAGE           ACREAGE
  ----------------   ---------------   ----------------
   GROSS     NET     GROSS     NET      GROSS     NET
  -------   ------   ------   ------   -------   ------
  257,479   36,702   47,972   22,950   305,451   84,674

DRILLING ACTIVITIES

     The development wells we drilled during the periods indicated are summarized in the following table and all such wells were drilled in the United States.

                                                           YEAR ENDED DECEMBER 31,
                                                    -------------------------------------
                                                          2000                1999
                                                    -----------------   -----------------
                                                    GROSS(1)   NET(2)   GROSS(1)   NET(2)
                                                    --------   ------   --------   ------
Development:
  Gas(3)..........................................      5       0.29        7       0.36
  Oil(4)..........................................     --         --       --         --
  Abandoned(5)....................................      2       0.19       --         --
                                                       ---      ----       ---      ----
     Totals.......................................      7       0.48        7       0.36
                                                       ===      ====       ===      ====
Exploratory:
  Gas(3)..........................................      3       0.38        1       0.13
  Oil(4)..........................................      2       0.45       --         --
  Abandoned(5)....................................      3       0.45        1       0.13
                                                       ---      ----       ---      ----
     Totals.......................................      8       1.28        2       0.26
                                                       ===      ====       ===      ====

---------------

(1) "Gross" means the number of wells in which we have a working interest.

(2) "Net" means the aggregate of the numbers obtained by multiplying each gross well by our after pay-out percentage working interest therein.

(3) "Gas" means gas wells which are either currently producing or are capable of production.

(4) "Oil" means producing oil wells.

(5) "Abandoned" means wells that were dry when drilled and were abandoned without production casing being run.

NET PRODUCTION, UNIT PRICES AND COSTS

     The following table summarizes our oil, natural gas and natural gas liquids production, net of royalties, for the periods indicated.


                                              YEARS ENDED DECEMBER 31,
                                            -----------------------------
                                              2000       1999      1998
                                            ---------   -------   -------
Net Production:
  Oil (Bbls)..............................    273,706   128,924    90,097
  Daily average (Bbls/day)................        750       353       247
  Natural gas (Mcf).......................  1,318,714   918,986   394,849
  Daily average (Mcf/day).................      3,613     2,518     1,082
  Daily average (BOE/day).................      1,352       773       427


                                              YEARS ENDED DECEMBER 31,
                                            -----------------------------
                                              2000       1999      1998
                                            ---------   -------   -------
Unit Prices:
  Average oil price ($/Bbl)...............  $   28.45   $ 17.14   $ 13.48
  Average natural gas price ($/Mcf).......       3.94      2.14      1.91
                                            ---------   -------   -------
  Average equivalent price ($/BOE)........  $   26.67   $ 14.81   $ 12.63
                                            =========   =======   =======
Unit Costs ($/BOE):
  Lease operating.........................  $    4.71   $  2.48   $  3.74
  Exploration and acquisition.............       0.63      1.44      4.18
  Depreciation, depletion and
     amortization.........................       4.94      4.52      3.30
  General and administrative..............       4.61      5.62      6.41
  Interest................................       2.86      2.81      0.23
                                            ---------   -------   -------
     Total................................  $   17.75   $ 16.87   $ 17.86
                                            =========   =======   =======

TITLE TO PROPERTIES

     We acquired interests in producing and non-producing acreage in the form of working interests, fee mineral interests, royalty interests and overriding royalty interests. Substantially all of our property interests are leased to third parties. The leases grant the lessee the right to explore for and extract oil and gas from specified areas. Consideration for a lease usually consists of a lump sum payment (i.e., bonus) and a fixed annual charge (i.e., delay rental) prior to production (unless the lease is paid up) and, once production has been established, a royalty based generally upon the proceeds from the sale of oil and gas. Once wells are drilled, a lease generally continues so long as production of oil and gas continues. In some cases, leases may be acquired in exchange for a commitment to drill or finance the drilling of a specified number of wells to predetermined depths. We receive annual delay rentals from lessees of certain properties in order to prevent the leases from terminating. Title to leasehold properties is subject to royalty, overriding royalty, carried, net profits and other similar interests and contractual arrangements customary in the oil and gas industry, and to liens incident to operating agreements, liens relating to amounts owed to the operator, liens for current taxes not yet due and other encumbrances. Substantial portions of our exploration and production properties are pledged as collateral under its credit facility, including a major portion of the Southeastern States Holdings.

     As is common industry practice, we conduct little or no investigation of title at the time it acquires undeveloped properties, other than a preliminary review of local mineral records. However, we do conduct title investigations and, in most cases, obtain a title opinion of local counsel before commencement of drilling operations. We believe that the methods we utilize for investigating title prior to acquiring any property are consistent with practices customary in the oil and gas industry and that such practices are adequately designed to enable us to acquire good title to such properties. Some title risks, however, cannot be avoided, despite the use of customary industry practices.

     Our properties are generally subject to:

     - customary royalty and overriding royalty interests;

     - liens incident to operating agreements; and

     - liens for current taxes and other burdens and minor encumbrances, easements and restrictions.

     We believe that none of these burdens either materially detract from the value of its properties or materially interfere with their use in the operation of our business. Substantially all of our properties are pledged as collateral under its credit facility.

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


HOLDERS AND CLOSING PRICE

         As of November 29, 2001, there were 6,296,944 shares of Common Stock outstanding held of record by approximately 455 holders (inclusive of those brokerage firms, clearing houses, banks and other nominee holders, holding Common Stock for clients, with all such nominees being considered as one holder).

         The closing price of the Common Stock on the Nasdaq National Market System on November 29, 2001 was $4.04.

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


                                                    YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------
                                          1996     1997      1998     1999(2)   2000(1)
                                         ------   ------   --------   -------   -------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues:
  Oil and gas sales....................  $2,307   $2,325   $  1,969   $4,259   $13,164
  Gain (loss) on commodity
    derivatives........................      --       --         --       --      (135)
  Lease bonuses and rentals............     118      288        168      463       472
                                         ------   ------   --------   ------   -------
    Total revenues.....................   2,425    2,613      2,137    4,722    13,501
Costs and expenses:
  Lease operating......................     716      862        583      699     2,325
  Exploration and acquisition..........     228      546        651      405       309
  Depreciation, depletion and
    amortization.......................     273      539        514    1,276     2,439
  General and administrative...........     907      803      1,000    1,584     2,273
                                         ------   ------   --------   ------   -------
    Total costs and expenses...........   2,124    2,750      2,748    3,964     7,346
                                         ------   ------   --------   ------   -------
Operating income (loss)................     301     (137)      (611)     758     6,155
Other income (expense) Equity in
  earnings of unconsolidated
  Investments..........................      --       --         --       --       (54)
  Gain on sale of properties and other
    assets.............................      --       26         --      852       408
  Gain (loss) on sale of marketable
    securities.........................     527       --         --      (80)      (54)
  Interest and other income............     162      (24)       171      109        71
  Interest expense.....................      --       --        (36)    (794)   (1,409)
                                         ------   ------   --------   ------   -------
    Total other income (expense).......     689        2        135       87    (1,038)
                                         ------   ------   --------   ------   -------
Income (loss) before federal income
  taxes................................     990     (135)      (476)     845     5,117
Provision (benefit) for federal income
  taxes................................     263      (84)      (234)     337     1,764
                                         ------   ------   --------   ------   -------
Net income (loss)......................     727      (51)      (242)     508     3,353
Dividend on preferred shares...........      --       --         20      360       360
                                         ------   ------   --------   ------   -------
Income (loss) attributable to common
  shares...............................  $  727   $  (51)  $   (262)  $  148   $ 2,993
                                         ======   ======   ========   ======   =======
Basic income (loss) per share..........  $ 0.14   $(0.01)  $   0.05)  $ 0.03   $  0.54
Diluted income (loss) per share........  $ 0.14   $(0.01)  $  (0.05)  $ 0.03   $  0.50
Weighted average shares outstanding
  Basic................................   5,217    5,022      5,125    5,186     5,522
Diluted................................   5,217    5,022      5,125    5,251     6,691
CASH FLOW DATA:
  Net cash provided by operating
    activities.........................  $  609   $  831   $    277   $  763   $ 6,046
  Capital expenditures for oil and gas
    property and equipment.............    (893)    (717)   (13,952)  (9,208)   (2,430)
BALANCE SHEET DATA:
  Working capital......................   3,384    3,007      1,988      439     3,178
  Oil and gas properties, net..........   3,306    3,210     16,210   24,424    34,630
  Total assets.........................   7,009    6,527     19,782   26,456    40,325
  Long-term debt.......................      --       --      7,880   14,667    15,244
  Stockholders' equity.................   6,624    6,217     10,595   10,650    20,261

----------

(1) 2000 results contain results from the Texona acquisition from September 19, 2000 through December 31, 2000.

(2) 1999 results contain full year results from the Southeastern States Acquisition and partial year results from the Four States Acquisition.

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

         At March 16, 2001, the primary source of capital for financing our operations is our cash flow from operations. During 2000, cash flow provided by operating activities was $6,046,146. We anticipate that cash flow provided by operating activities for 2001 will be materially higher reflecting the higher gas and crude oil prices and increased reserves from more recent acquisitions and mergers.

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

RESULTS OF OPERATIONS

  COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

     Revenues. Total revenues for 2000 were $13,501,407 compared with $4,722,123 in 1999. Revenues from oil and gas sales increased to $13,163,862 in 2000 from $4,259,040 in 1999. This 209.1% increase reflects a 74.9% increase in volume on a BOE basis (principally reflecting the benefit of a full year of revenue from properties acquired in the latter part of 1999, along with the Texona Merger in September 2000) along with an 80.1% increase on a price per BOE basis. Average oil prices increased 66.0% to $28.45 in 2000 from $17.14 in 1999. Average gas prices increased 84% to $3.94 in 2000 from $2.14 in 1999. Our net oil production increased 112.3% to 273,706 Bbls in 2000 from 128,924 Bbls in 1999. Net gas production increased 43.5% to 1,318,714 Mcf of gas in 2000 from 918,986 Mcf of gas in 1999. Lease bonuses and rentals were $472,845 in 2000, up from $463,083 in 1999.

     Expenses. Total costs and expenses were $7,346,282 in 2000 as compared with $3,963,704 in 1999 representing an 85.3% increase. The largest increases came from lease operating expense and depreciation, depletion and amortization where expenses increased 232.4% and 91.1% to $2,324,603 and $2,439,368 in 2000
versus $699,278 and $1,276,268 in 1999, respectively. This major increase reflects the property acquisitions we made during December of 1999 and during 2000, all of which were working interest properties. Exploration and acquisition costs decreased to $308,987 in 2000 from $404,429 in 1999, due to the completion of our two 3-D seismic projects that will generate future drilling sites. Our general and administrative expenses increased $689,595 or 43.5% to $2,273,324 in 2000 from $1,583,729 in 1999, primarily resulting from the addition of staff.

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

     Net Income. Total net income applicable to common shares for 2000 was $2,993,069 or $0.54 per share compared to net income of $148,011 or $0.03 per share in 1999.

  COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

     Revenues. Total revenues for 1999 were $4,722,123 compared with $2,137,302 in 1998. Revenues from oil and gas sales increased to $4,259,040 in 1999 from $1,968,638 in 1998. This 116.3% increase reflects a 63.2% increase in volume on a BOE basis (principally reflecting the benefit of a full year of revenue from properties acquired in December of 1998) along with a 32.5% increase on a price per BOE basis. Average oil prices increased 27.2% to $17.14 in 1999 from $13.48 in 1998. Average gas prices increased 12% to $2.14 in 1999 from $1.91 in 1998. Our net oil production increased 28.1% to 128,924 Bbls in 1999 from 100,615 Bbls in 1998. Net gas production increased 112.1% to 918,986 Mcf of gas in 1999 from 433,272 Mcf of gas in 1998. Lease bonuses and rentals were $463,083 in 1999, up from $168,664 in 1998, an increase of 174.6% primarily as a result of leasing activity on our Southeastern States Holdings.

     Expenses. Total costs and expenses were $3,963,704 in 1999 as compared with $2,784,043 in 1998 representing a 42.4% increase. The largest increase came from depreciation, depletion and amortization where expenses increased 148.3% to $1,276,268 in 1999 versus $514,071 in 1998. This major increase reflects the property acquisitions we made during December of 1998 and during 1999. Exploration and acquisition expense decreased 37.9% to $404,429 in 1999 from $650,983 in 1998, due to the decreased drilling activity we participated in during 1999. Our general and administrative expenses increased $584,181 or 58.4% to $1,583,729 in 1999 from $999,548 in 1998, primarily resulting from the addition of staff.

     Gain on sale of properties and other assets was $851,726 in 2000 vs. zero in 1999. The 1999 sales were for two large mineral acreage packages. Interest and other income were $109,035 in 1999 versus $171,338 in 1998. This 36.4% decrease was due to the employment of short-term funds in the acquisition of properties rather than retaining such funds in interest bearing accounts.

     During 1999, we incurred interest expense of $794,627 as compared with $36,120 in 1998 as a result of debt incurred for the property acquisitions made from December of 1998 through December of 1999.

     Net Income. Total net income applicable to common shares for 1999 was $148,011 or $0.03 per share compared to a net loss of $261,746 or $0.05 per share in 1998.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information relating to our directors, nominees for directors and executive officers will be set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders held May 17, 2001, filed with the Securities and Exchange Commission on April 23, 2001, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Information relating to executive compensation will be set forth under the heading "Executive Compensation and Other Transactions" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders held May 17, 2001, which will be filed with the Securities and Exchange Commission on April 23, 2001, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information relating to security ownership of certain beneficial owners and management will be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders held May 17, 2001, which will be filed with the Securities and Exchange Commission on April 23, 2001, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to certain relationships and related transactions will be set forth under the heading "Executive Compensation and Other Transactions" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders held May 17, 2001, which will be filed with the Securities and Exchange Commission on April 23, 2001, and which is incorporated herein by reference.

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

                  3.       Exhibits:

                           2.1      -    Certificate of Ownership and Merger
                                         merging Toreador Resources Corporation
                                         into Toreador Royalty Corporation,
                                         effective June 5, 2000 (previously
                                         filed as Exhibit 2.1 to Toreador
                                         Resources Corporation Current Report on
                                         Form 8-K filed on June 5, 2000, File
                                         No. 0-2517, and incorporated herein by
                                         reference).

                           3.1      -    Certificate of Incorporation, as
                                         amended, of Toreador Royalty
                                         Corporation (previously filed as
                                         Exhibit 3.1 to Toreador Royalty
                                         Corporation Annual Report on Form 10-K
                                         for the year ended December 31, 1998,
                                         File No. 0-2517, and incorporated
                                         herein by reference).

                           3.2      -    Amended and Restated Bylaws, as
                                         amended, of Toreador Royalty
                                         Corporation (previously filed as
                                         Exhibit 3.2 to Toreador Royalty
                                         Corporation Annual Report on Form 10-K
                                         for the year ended December 31, 1998,
                                         File No. 0-2517, and incorporated
                                         herein by reference).

                           3.3      -    Certificate of Designation of Series A
                                         Convertible Preferred Stock of Toreador
                                         Royalty Corporation, dated December 14,
                                         1998 (previously filed as Exhibit 10.3
                                         to Toreador Royalty Corporation Current
                                         Report on Form 8-K filed with the
                                         Securities and Exchange Commission on
                                         December 31, 1998, File No. 0-2517, and
                                         incorporated herein by reference).

                           3.4      -    Amendment to Certificate of
                                         Designation of Series A Convertible
                                         Preferred Stock of Toreador Resources
                                         Corporation, dated December 31, 1998
                                         (previously filed as Exhibit 3.4 to the
                                         Toreador Resources Corporation Annual
                                         Report on Form 10-K for the year ended
                                         December 31, 2000, File No. 0-2517, and
                                         incorporated herein by reference).

                           4.1      -    Form of Letter Agreement regarding
                                         Series A Convertible Preferred Stock,
                                         dated as of March 15, 1999, between
                                         Toreador Royalty Corporation and the
                                         holders of Series A Convertible
                                         Preferred Stock (previously filed as
                                         Exhibit 4.1 to Toreador Royalty
                                         Corporation Annual Report on Form 10-K
                                         for the year ended December 31, 1998,
                                         File No. 0-2517, and incorporated
                                         herein by reference).

                           4.2      -    Registration Rights Agreement,
                                         effective December 16, 1998, among
                                         Toreador Royalty Corporation and
                                         persons party thereto (previously filed
                                         as Exhibit 10.2 to Toreador Royalty
                                         Corporation Current Report on Form 8-K
                                         filed with the Securities and Exchange
                                         Commission on December 31, 1998, File
                                         No. 0-2517, and incorporated herein by
                                         reference).

                           4.3      -    Settlement Agreement, dated June 25,
                                         1998, among the Gralee Persons, the
                                         Dane Falb Persons and Toreador Royalty
                                         Corporation (previously filed as
                                         Exhibit 10.1 to Toreador Royalty
                                         Corporation Current Report on Form 8-K
                                         filed with the Securities and Exchange
                                         Commission on July 1, 1998, File No.
                                         0-2517, and incorporated herein by
                                         reference).

                           4.4      -    Registration Rights Agreement,
                                         effective July 31, 2000, among Toreador
                                         Royalty Corporation and persons party
                                         thereto (previously filed as Exhibit
                                         4.5 to Toreador Resources Corporation
                                         Registration Statement on Form S-3, No.
                                         333-52522, filed with the Securities
                                         and Exchange Commission on December 22,
                                         2000, and incorporated herein by
                                         reference).


                           4.5      -    Registration Rights Agreement,
                                         effective September 11, 2000, among
                                         Toreador Resources Corporation and Earl
                                         E. Rossman, Jr., Representative of the
                                         Holders (previously filed as Exhibit
                                         4.6 to Toreador Resources Corporation
                                         Registration Statement on Form S-3, No.
                                         333-52522, filed with the Securities
                                         and Exchange Commission on December 22,
                                         2000, and incorporated herein by
                                         reference).

                           10.1+    -    Employment Agreement, dated as of May
                                         1, 1997, between Toreador Royalty
                                         Corporation and Edward C. Marhanka
                                         (previously filed as Exhibit 10.5 to
                                         Toreador Royalty Corporation Quarterly
                                         Report on Form 10-Q for the quarter
                                         ended June 30, 1997, File No. 0-2517,
                                         and incorporated herein by reference).

                           10.2+    -    Toreador Royalty Corporation 1990
                                         Stock Option Plan (previously filed as
                                         Exhibit 10.7 to Toreador Royalty
                                         Corporation Annual Report on Form 10-K
                                         for the year ended December 31, 1994,
                                         File No. 0-2517, and incorporated
                                         herein by reference).

                           10.3+    -    Amendment to Toreador Royalty
                                         Corporation 1990 Stock Option Plan,
                                         effective as of May 15, 1997
                                         (previously filed as Exhibit 10.14 to
                                         Toreador Royalty Corporation Annual
                                         Report on Form 10-K for the year ended
                                         December 31, 1997, File No. 0-2517, and
                                         incorporated herein by reference).

                           10.4+    -    Toreador Royalty Corporation 1994
                                         Non-Employee Director Stock Option
                                         Plan, as amended (previously filed as
                                         Exhibit 10.12 to Toreador Royalty
                                         Corporation Annual Report on Form 10-K
                                         for the year ended December 31, 1995,
                                         File No. 0-2517, and incorporated
                                         herein by reference).

                           10.5+    -    Toreador Royalty Corporation Amended
                                         and Restated 1990 Stock Option Plan,
                                         effective as of September 24, 1998
                                         (previously filed as Exhibit A to
                                         Toreador Royalty Corporation
                                         Preliminary Proxy Statement filed with
                                         the Securities and Exchange Commission
                                         on March 12, 1999, File No. 0-2517, and
                                         incorporated herein by reference).

                           10.6+    -    Form of Indemnification Agreement,
                                         dated as of April 25, 1995, between
                                         Toreador Royalty Corporation and each
                                         of the members of our Board of
                                         Directors (previously filed as Exhibit
                                         10 to Toreador Royalty Corporation
                                         Quarterly Report on Form 10-Q for the
                                         quarterly period ended June 30, 1995,
                                         File No. 0-2517, and incorporated
                                         herein by reference).

                           10.7+    -    Toreador Royalty Corporation Amended
                                         and Restated 1990 Stock Option Plan
                                         Nonqualified Stock Option Agreement,
                                         dated September 24, 1998, between
                                         Toreador Royalty Corporation and G.
                                         Thomas Graves III (previously filed as
                                         Exhibit 10.13 to Toreador Royalty
                                         Corporation Annual Report on Form 10-K
                                         for the year ended December 31, 1998,
                                         File No. 0-2517, and incorporated
                                         herein by reference).

                           10.8+    -    Toreador Royalty Corporation Amended
                                         and Restated 1990 Stock Option Plan
                                         Nonqualified Stock Option Agreement,
                                         dated September 24, 1998, between
                                         Toreador Royalty Corporation and John
                                         Mark McLaughlin (previously filed as
                                         Exhibit 10.14 to Toreador Royalty
                                         Corporation Annual Report on Form 10-K
                                         for the year ended December 31, 1998,
                                         File No. 0-2517, and incorporated
                                         herein by reference).

                           10.9     -    Loan Agreement, effective February 16,
                                         2001, between Toreador Resources
                                         Corporation, Toreador Exploration &
                                         Production Inc., Toreador Acquisition
                                         Corporation and Tormin, Inc. and Bank
                                         of Texas, National Association
                                         (previously filed as Exhibit 10.9 to
                                         the Toreador Resources Corporation
                                         Annual Report on Form 10-K for the year
                                         ended December 31, 2000, File No.
                                         0-2517, and incorporated herein by
                                         reference).


                           10.10    -    Purchase and Sale Agreement, effective
                                         November 24, 1999, between Lario Oil &
                                         Gas Company and Toreador Exploration &
                                         Production Inc. (previously filed as
                                         Exhibit 10.1 to Toreador Royalty
                                         Corporation Current Report on Form 8-K
                                         filed on January 6, 2000, File No.
                                         0-2517, and incorporated herein by
                                         reference).

                           10.11    -    Merger Agreement, effective September
                                         11, 2000, between Texona Petroleum
                                         Corporation, Toreador Resources
                                         Corporation and Toreador Acquisition
                                         Corporation (previously filed as
                                         Exhibit 10.1 to Toreador Resources
                                         Corporation Current Report on Form 8-K
                                         filed on October 2, 2000, File No.
                                         0-2517, and incorporated herein by
                                         reference).

                           10.12    -    First Amendment to Merger Agreement,
                                         effective January 30, 2001, between
                                         Texona Petroleum Corporation, Toreador
                                         Resources Corporation and Toreador
                                         Acquisition Corporation (previously
                                         filed as Exhibit 10.12 to the Toreador
                                         Resources Corporation on Form 10-K for
                                         the year ended December 31, 2000, File
                                         No. 0-2517, and incorporated herein by
                                         reference.

                           16.1     -    Letter on Change in Certifying
                                         Accountant from PricewaterhouseCoopers
                                         LLP, dated June 30, 1999 (previously
                                         filed as Exhibit 16 to Amendment No. 2
                                         to Toreador Royalty Corporation Current
                                         Report on Form 8-K/A filed on June 30,
                                         1999, and incorporated herein by
                                         reference).

                           21.1     -    Subsidiaries of Toreador Resources
                                         Corporation (previously filed as
                                         Exhibit 21.1 to the Toreador Resources
                                         Corporation Annual Report on Form 10-K
                                         for the year ended December 31, 2000,
                                         File No. 0-2517, and incorporated
                                         herein by reference).

                           23.1*    -    Consent of Ernst & Young LLP.

                           23.2*    -    Consent of LaRoche Petroleum
                                         Consultants, Ltd.

                           23.3*    -    Consent of Harlan Consulting.

                           24.1     -    Power of attorney (previously filed as
                                         Exhibit 24.1 to Toreador Resources
                                         Corporation Registration Statement on
                                         Form S-4, No. 333-72314, filed with the
                                         Securities and Exchange Commission on
                                         October 26, 2001, and incorporated
                                         herein by reference).


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

                                     TOREADOR RESOURCES CORPORATION
Date: November 30, 2001

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

            SIGNATURE                              CAPACITY IN WHICH SIGNED                         DATE
------------------------------------     -----------------------------------------------       --------------
 /s/ G. THOMAS GRAVES, III               President, Chief Executive Officer and Director       November 30, 2001
-----------------------------------
G. Thomas Graves III

 /s/ J. W. BULLION*                      Director                                              November 30, 2001
-----------------------------------
J. W. Bullion

 /s/ EDWARD NATHAN DANE*                 Director                                              November 30, 2001
-----------------------------------
Edward Nathan Dane

 /s/ PETER L. FALB*                      Director                                              November 30, 2001
-----------------------------------
Peter L. Falb

 /s/ THOMAS P. KELLOGG, JR.*             Director                                              November 30, 2001
-----------------------------------
Thomas P. Kellogg, Jr.

 /s/ WILLIAM I. LEE*                      Director                                             November 30, 2001
-----------------------------------
William I. Lee

 /s/ JOHN MARK MCLAUGHLIN*                Chairman and Director                                November 30, 2001
-----------------------------------
John Mark McLaughlin

 /s/ DOUGLAS W. WEIR                     Chief Financial Officer                               November 30, 2001
-----------------------------------      (Principal Financial and Accounting Officer)
Douglas W. Weir


 /s/ G. THOMAS GRAVES III
-----------------------------------
G. Thomas Graves III*

* Pursuant to power of attorney
  previously filed with the
  Securities and Exchange Commission


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
TOREADOR RESOURCES CORPORATION
Report of Independent Auditors..............................   F-2
Financial Statements:
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................   F-3
  Consolidated Statements of Operations for the three years
     ended December 31, 2000................................   F-4
  Consolidated Statements of Changes in Stockholders' Equity
     for the three years ended December 31, 2000............   F-5
  Consolidated Statements of Cash Flows for the three years
     ended December 31, 2000................................   F-6
  Notes to Consolidated Financial Statements................   F-7

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

                                                 /s/ ERNST & YOUNG LLP

Dallas, Texas
March 9, 2001

                         TOREADOR RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,
                                                        -------------------------
                                                           2000          1999
                                                        -----------   -----------

                                             ASSETS
Current assets:
  Cash and cash equivalents...........................  $ 1,756,161   $   341,463
  Short-term investments..............................           --        13,682
  Accounts and notes receivable.......................    2,678,020     1,112,502
  Marketable securities...............................      255,668        36,251
  Other...............................................      103,057        73,995
                                                        -----------   -----------
       Total current assets...........................    4,792,906     1,577,893
                                                        -----------   -----------
Properties and equipment, less accumulated
  depreciation, depletion and amortization............   34,629,513    24,423,537
Equity in unconsolidated investments..................      715,974       114,241
Other assets..........................................      186,562       214,150
Deferred tax benefit..................................           --       126,159
                                                        -----------   -----------
       Total assets...................................  $40,324,955   $26,455,980
                                                        ===========   ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities............  $ 1,348,620   $   717,965
  Federal income taxes payable........................      266,603       171,317
  Current portion of long-term debt...................           --       250,000
                                                        -----------   -----------
       Total current liabilities......................    1,615,223     1,139,282
Long-term debt........................................   15,244,223    14,666,500
Deferred tax liability................................    3,204,616            --
                                                        -----------   -----------
       Total liabilities..............................   20,064,062    15,805,782
Stockholders' equity:
  Preferred stock, $1.00 par value, 4,000,000 shares
     authorized; 160,000 issued.......................      160,000       160,000
  Common stock, $0.15625 par value, 20,000,000 shares
     authorized; 6,786,571 and 5,651,571 shares
     issued at December 31, 2000 and 1999,
     respectively.....................................    1,060,402       883,058
  Capital in excess of par value......................   14,905,621     8,234,380
  Retained earnings...................................    5,618,676     2,677,382
  Accumulated other comprehensive income (loss).......       53,988       (35,530)
                                                        -----------   -----------
                                                         21,798,687    11,919,290
  Treasury stock at cost:
     527,000 and 475,500 shares at December 31,
       2000 and 1999, respectively....................   (1,537,794)   (1,269,092)
                                                        -----------   -----------
       Total stockholders' equity.....................   20,260,893    10,650,198
                                                        -----------   -----------
       Total liabilities and stockholders' equity.....  $40,324,955   $26,455,980
                                                        ===========   ===========

          The Company uses the successful efforts method of accounting for its oil and gas producing activities.

        See accompanying notes to the consolidated financial statements.

                         TOREADOR RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                            YEAR ENDED DECEMBER 31,
                                     -------------------------------------
                                        2000          1999         1998
                                     -----------   ----------   ----------

Revenues:
  Oil and gas sales................  $13,163,862    4,259,040   $1,968,638
  Gain (loss) on commodity
     derivatives...................     (135,300)          --           --
  Lease bonuses and rentals........      472,845      463,083      168,664
                                     -----------   ----------   ----------
     Total revenues................   13,501,407    4,722,123    2,137,302
Costs and expenses:
  Lease operating..................    2,324,603      699,278      583,441
  Exploration and acquisition
     expense.......................      308,987      404,429      650,983
  Depreciation, depletion and
     amortization..................    2,439,368    1,276,268      514,071
  General and administrative.......    2,273,324    1,583,729      999,548
                                     -----------   ----------   ----------
     Total costs and expenses......    7,346,282    3,963,704    2,748,043
                                     -----------   ----------   ----------
Operating income (loss)............    6,155,125      758,419     (610,741)
Other income (expense)
  Equity in earnings of
     unconsolidated investments....      (53,977)          --           --
  Gain on sale of properties and
     other assets..................      407,679      851,726           --
  Loss on sale of marketable
     securities....................      (54,076)     (79,615)          --
  Interest and other income........       70,702      109,035      171,338
  Interest expense.................   (1,408,807)    (794,627)     (36,120)
                                     -----------   ----------   ----------
     Total other income
       (expense)...................   (1,038,479)      86,519      135,218
                                     -----------   ----------   ----------
Net income (loss) before income
  taxes............................    5,116,646      844,938     (475,523)
Provision (benefit) for income
  taxes............................    1,763,577      336,927     (233,277)
                                     -----------   ----------   ----------
Net income (loss)..................    3,353,069      508,011     (242,246)
Dividends on preferred shares......      360,000      360,000       19,500
                                     -----------   ----------   ----------
Income (loss) applicable to common
  shares...........................  $ 2,993,069   $  148,011   $ (261,746)
                                     ===========   ==========   ==========
Basic income (loss) per share......  $      0.54   $     0.03   $    (0.05)
                                     ===========   ==========   ==========
Diluted income (loss) per share....  $      0.50   $     0.03   $    (0.05)
                                     ===========   ==========   ==========
Weighted average shares outstanding
  Basic............................    5,522,321    5,185,588    5,125,063
  Diluted..........................    6,691,361    5,250,862    5,125,063

        See accompanying notes to the consolidated financial statements.

                         TOREADOR RESOURCES CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                       ACCUMULATED
                                                                                          OTHER
                                                           CAPITAL IN                 COMPREHENSIVE                     TOTAL
                                  PREFERRED     COMMON      EXCESS OF     RETAINED       INCOME        TREASURY     STOCKHOLDERS'
                                    STOCK       STOCK       PAR VALUE     EARNINGS       (LOSS)          STOCK         EQUITY
                                  ---------   ----------   -----------   ----------   -------------   -----------   -------------
Balance at December 31, 1997....  $     --    $  838,683   $ 3,646,834   $2,791,117     $     --      $(1,059,439)   $ 6,217,195
Issuance of common stock........        --        43,203       766,809           --           --               --        810,012
Issuance of preferred stock.....   160,000            --     3,789,219           --           --               --      3,949,219
Dividends declared on preferred
  stock.........................        --            --            --      (19,500)          --               --        (19,500)
Purchase of treasury stock......        --            --            --           --           --          (95,250)       (95,250)
Comprehensive income
  Net loss......................        --            --            --     (242,246)          --               --       (242,246)
  Other comprehensive loss, net
    of tax
  Unrealized loss on
    securities..................        --            --            --           --      (24,922)              --        (24,922)
                                                                                                                     -----------
Total comprehensive loss........                                                                                        (267,168)
                                  --------    ----------   -----------   ----------     --------      -----------    -----------
Balance at December 31, 1998....   160,000       881,886     8,202,862    2,529,371      (24,922)      (1,154,689)    10,594,508
Issuance of common stock........        --         1,172        31,518           --           --               --         32,690
Dividends paid on preferred
  stock.........................        --            --            --     (360,000)          --               --       (360,000)
Purchase of treasury stock......        --            --            --           --           --         (114,403)      (114,403)
Comprehensive income
  Net income....................        --            --            --      508,011           --               --        508,011
  Other comprehensive loss, net
    of tax
  Unrealized loss on
    securities..................        --            --            --           --      (10,608)              --        (63,154)
  Less reclassification
    adjustment for losses
    included in net income......                                                                                          52,546
                                                                                                                     -----------
Total comprehensive income......                                                                                         497,403
                                  --------    ----------   -----------   ----------     --------      -----------    -----------
Balance at December 31, 1999....   160,000       883,058     8,234,380    2,677,382      (35,530)      (1,269,092)    10,650,198
Issuance of common stock........        --       177,344     6,241,406           --           --               --      6,418,750
Issuance of stock options.......                      --       429,835           --           --               --        429,835
Dividends paid on preferred
  stock.........................        --            --            --     (360,000)          --               --       (360,000)
Dividends paid on common
  stock.........................        --            --            --      (51,775)          --               --        (51,775)
Purchase of treasury stock......        --            --            --           --           --         (268,702)      (268,702)
Comprehensive income
  Net income....................        --            --            --    3,353,069           --               --      3,353,069
  Other comprehensive loss, net
    of tax......................
  Unrealized gain on
    securities..................        --            --            --           --       89,518               --         53,988
  Less reclassification
    adjustment for losses
    included in net income......                                                                                          35,530
                                                                                                                     -----------
Total comprehensive income......                                                                                       3,442,587
                                  --------    ----------   -----------   ----------     --------      -----------    -----------
Balance at December 31, 2000....   160,000     1,060,402    14,905,621    5,618,676       53,988       (1,537,794)    20,260,893
                                  ========    ==========   ===========   ==========     ========      ===========    ===========

                         TOREADOR RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------
                                                       2000           1999           1998
                                                    -----------    -----------  ------------

Cash flows from operating activities:
  Net income (loss)...............................  $ 3,353,069    $   508,011  $   (242,246)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation, depletion and amortization......    2,439,368      1,276,268       514,071
    Dry holes and abandonments....................       50,642          9,933       133,113
    (Gain) Loss on sale of marketable
      securities..................................       54,076         79,615            --
    Gain on sale of properties....................     (407,679)      (851,726)           --
    Equity in earnings of unconsolidated
      investments.................................       53,977             --            --
    Changes in operating assets and liabilities:
      Increase (decrease) in accounts and notes
         receivable...............................   (1,053,486)      (595,060)     (182,591)
      Decrease (increase) in federal income tax
         receivable...............................           --         63,064          (757)
      Increase in other current assets............      (24,134)       (12,865)      (34,174)
      Increase in accounts payable and accrued
         liabilities..............................      619,245        149,711       258,664
      Increase in federal income taxes payable....       95,286        171,317            --
      Decrease (increase) in other assets.........       72,589       (112,500)           --
      Deferred tax expense (benefit)..............      793,193         77,546      (169,456)
      Other.......................................           --             --            --
                                                    -----------    -----------  ------------
      Net cash provided by operating activities...    6,046,146        763,314       276,624
Cash flows from investing activities:
  Expenditures for oil and gas property and
    equipment.....................................   (2,300,855)      (486,275)     (797,438)
  Acquisition of oil and gas properties...........     (129,069)    (8,722,073)  (13,154,543)
  Proceeds from lease bonuses and rentals.........       42,877         27,407            --
  Investment in EnergyNet.com, Inc. ..............     (155,710)
  Sale (purchase) of short-term investments.......       13,682      1,204,609    (1,218,291)
  Purchase of marketable securities...............     (173,868)       (35,241)     (412,676)
  Proceeds from sale of marketable securities.....       36,009        278,217            --
  Proceeds from sale of properties and other
    assets........................................      901,039      1,024,676            --
  Purchase of equity in unconsolidated
    investments...................................           --       (114,241)           --
  Purchase of furniture and fixtures..............      (52,215)      (157,627)      (29,249)
                                                    -----------    -----------  ------------
      Net cash used by investing activities.......   (1,818,110)    (6,980,548)  (15,612,197)
Cash flows from financing activities:
  Payment for debt issue costs....................      (45,001)       (22,777)      (78,873)
  Proceeds from long-term debt....................    2,494,223      7,176,500     8,600,000
  Payment of principal on long-term debt..........   (4,660,723)      (860,000)           --
  Proceeds from issuance of stock.................       25,000         32,690       810,012
  Proceeds from issuance of preferred stock,
    net...........................................           --             --     3,949,219
  Payment of preferred and common dividends.......     (411,775)      (379,500)           --
  Purchase of treasury stock......................     (268,702)      (114,403)      (95,250)
  Other...........................................       53,640             --            --
                                                    -----------    -----------  ------------
      Net cash provided (used) by financing
         activities...............................   (2,813,338)     5,832,510    13,185,108
                                                    -----------    -----------  ------------
Net increase (decrease) in cash and cash
  equivalents.....................................    1,414,698       (384,724)   (2,150,465)
Cash and cash equivalents, beginning of period....      341,463        726,187     2,876,652
                                                    -----------    -----------  ------------
Cash and cash equivalents, end of period..........  $ 1,756,161    $   341,463  $    726,187
                                                    ===========    ===========  ============
Supplemental schedule of cash flow information:
  Cash paid during the period for:
    Income taxes..................................  $   875,098    $        --  $    (63,064)
    Interest......................................    1,234,985        620,106            --

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

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has only limited involvement with derivative financial instruments. They are used to manage well-defined commodity price risks. The Company is exposed to credit losses in the event of nonperformance by the counterparty to its financial instruments. The Company anticipates, however, that

                         TOREADOR RESOURCES CORPORATION
such counterparty will be able to fully satisfy its obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counterparty. The Company accounts for its derivative financial instruments on a mark to market basis.

     The Company utilizes various option contracts to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in price ranges to protect the economics related to certain capital projects.

  OIL AND GAS PROPERTIES

     The Company follows the successful efforts method of accounting for oil and gas exploration and development expenditures. Under this method, costs of successful exploratory wells and all development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves are expensed. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the Company carries the costs of drilling such an exploratory well as an asset for no more than one year following completion of drilling. If, after that year has passed, a determination that proved reserves have been found cannot be made, Toreador assumes that the well is impaired, and charges its costs to expense. Significant costs associated with the acquisition of oil and gas properties are capitalized. Upon sale or abandonment of units of property or the disposition of miscellaneous equipment, the cost is removed from the asset account, the related reserves relieved of the accumulated depreciation or depletion and the gain or loss is credited to or charged against operations.

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

  IMPAIRMENT OF ASSETS

     Producing property costs are evaluated for impairment and reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard No. 121 (SFAS
121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Impairment of non-producing leasehold costs and undeveloped mineral and royalty interests are assessed periodically on a property-by-property basis, and any impairment in value is currently charged to expense. There was no impairment loss during 2000. There was an impairment loss during 1999 in the amount of $14,401 primarily due to the decrease in oil and gas reserves for the affected producing properties. There was an impairment loss in 1998 of $19,649 resulting from the decrease in oil and

                         TOREADOR RESOURCES CORPORATION
gas prices. The impairments are included in the "Depreciation, depletion and amortization" category of the consolidated statement of operations.

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

  NEW ACCOUNTING PRONOUNCEMENTS

     The Company has not yet adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement will be adopted effective January 1, 2001. It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement does not allow retroactive application to financial statements of prior periods. The Company is accounting for its financial instruments on a mark to market basis. For the year ended December 31, 2000, the Company recorded a loss, included in other expense, and an offsetting accrued liability of $135,300. Accordingly, the result of the adoption of FAS No. 133 will have no impact on future income. The Company intends to continue to account for the results of financial instruments on a mark to market basis.

                         TOREADOR RESOURCES CORPORATION

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

3.  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Oil and gas.................................................  $2,581,872   $1,073,035
Note receivable.............................................      30,000       30,000
Other receivables...........................................      66,148        9,467
                                                              ----------   ----------
                                                              $2,678,020   $1,112,502
                                                              ==========   ==========

     Oil and gas receivables are due from companies engaged principally in oil and gas activities, with payment terms on a short-term basis and in accordance with industry standards. The note receivable is the current amount due from the purchaser of non-strategic assets during 1999.

4.  PROPERTIES AND EQUIPMENT

     Properties and equipment consist of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2000          1999
                                                             -----------   -----------
Undeveloped mineral and royalty interests..................  $ 7,361,174   $ 7,404,891
Non-producing leaseholds...................................      765,472       408,899
Producing leaseholds.......................................   19,030,833     9,129,775
Producing royalty interests................................   10,458,935    10,581,301
Lease and well equipment...................................    2,774,873       523,374
Furniture and fixtures and other assets....................      330,069       265,895
                                                             -----------   -----------
                                                              40,721,356    28,314,135
Accumulated depreciation, depletion and amortization.......   (6,091,843)   (3,890,598)
                                                             -----------   -----------
                                                             $34,629,513   $24,423,537
                                                             ===========   ===========

     During 2000 the Company sold various properties and equipment for $901,039 (net of closing costs) resulting in a gain of $407,679 before tax.

5.  ACQUISITION OF OIL AND GAS PROPERTIES

     On September 19, 2000, TAC completed a merger with Texona Petroleum Corporation ("Texona"), pursuant to a Merger Agreement dated as of September 11, 2000. The terms of the Merger Agreement called for Texona to be merged with TAC in a forward triangular merger, thus leaving TAC as the surviving entity. The outstanding stock of Texona was exchanged for a total of 1,115,000 common shares of Toreador, of which

                         TOREADOR RESOURCES CORPORATION

1,025,000 was issued to the Texona shareholders during 2000 and the remaining shares ("Deferred Shares") will be issued no later than June 1, 2001. The value of the Deferred Shares will be added to the value of oil and gas properties acquired. The issuance of Toreador shares for the Texona shares is hereinafter referred to as the "Merger".

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

     Immediately prior to the Merger, Texona owned an interest in close to 1,000 wells located in 12 states, primarily Oklahoma, Texas and Louisiana. The estimated proved reserves for Texona totaled 6,806 MMcf and 449 MBbl for a total of 9,500 MMcfe (equivalent MMcf on six Mcf per one barrel of oil basis).

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

                                 TEXONA MERGER

Fair market value of common stock and options...............   $6,269,945
Other acquisition costs, net of cash acquired...............      129,069
                                                               ----------
Total consideration.........................................   $6,399,014
                                                               ==========
Allocated as follows:
Assets acquired
  Accounts receivable.......................................   $  512,032
  Other current assets......................................        4,928
  Producing leaseholds......................................   10,867,193
  Other assets..............................................       11,960
Liabilities assumed
  Accounts payable..........................................       11,410
  Long-term debt............................................    2,494,223
  Deferred tax liabilities..................................    2,491,466
                                                               ----------
Net assets acquired.........................................   $6,399,014
                                                               ==========

                         TOREADOR RESOURCES CORPORATION

     The following summarized unaudited pro forma financial information assumes the Merger occurred on January 1 of each year:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              -----------   ----------
Revenues....................................................  $16,323,259   $8,274,627
Net income..................................................  $ 3,854,326   $  764,149
Net income applicable to common shares......................  $ 3,494,326   $  404,149
Net income per share -- basic...............................  $       .63   $      .08
Net income per share -- diluted.............................  $       .52          .08

     The pro forma results do not necessarily represent results that would have occurred if the transactions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

6.  EQUITY IN UNCONSOLIDATED INVESTMENTS

     On July 11, 2000, the Company acquired a 35% interest in EnergyNet.com, Inc. ("EnergyNet"), an Internet based oil and gas property auction company. The terms of the acquisition called for the Company to issue 100,000 shares of common stock plus a $100,000 payment. The 100,000 shares were issued in August 2000.

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

     The Facility bears interest, at the option of the Company, based on (a) a base rate equal to the higher of (i) the rate of interest per annum then most recently published by The Wall Street Journal as the prime rate on corporate loans for large U.S. commercial banks (9.50% at December 31, 2000) less 1.25%, or (ii) the sum of the rate of interest, then most recently published by The Wall Street Journal as the "federal funds" rate for reserves traded among commercial banks for overnight use, less three quarters of one percent (0.75%), both as

                         TOREADOR RESOURCES CORPORATION
published in the Money Rates section of The Wall Street Journal, or (b) the sum of the LIBOR Rate (6.40% at December 31, 2000) plus 1.75%. Additionally, the Facility calls for a commitment fee of 0.375% on the unused portion.

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

                         TOREADOR RESOURCES CORPORATION

     The computations of earnings per share for the years ended December 31, 2000, 1999, and 1998, are as follows:


                                                       YEAR ENDED DECEMBER 31,
                                                 ------------------------------------
                                                    2000         1999         1998
                                                 ----------   ----------   ----------
BASIC EPS
Income (loss) attributable to
  common shares.............................    $2,993,069   $  148,011   $ (261,746)
Average common shares outstanding
  applicable to basic EPS...................      5,522,321    5,185,588    5,125,063
Basic income (loss) per share...............     $     0.54   $     0.03   $    (0.05)
                                                 ----------   ----------   ----------
DILUTED EPS
Income (loss) attributable to
  common shares.............................     $2,993,069   $  148,011   $ (261,746)
Add: preferred dividends....................        360,000          N/A          N/A
                                                 ----------   ----------   ----------
Income (loss) attributable to
  diluted shares............................     $3,353,069   $  508,011   $ (242,246)
Average common shares outstanding
  applicable to basic EPS...................      5,522,321    5,185,588    5,125,063
Add: stock options..........................        169,040       65,274           --
  convertible preferred stock...............      1,000,000           --           --
                                                 ----------   ----------   ----------
Average common shares
  outstanding applicable to
  diluted EPS...............................      6,691,361    5,250,862    5,125,063
Diluted income (loss) per share.............     $     0.50   $     0.03   $    (0.05)
                                                 ----------   ----------   ----------

     Convertible preferred stock was not included in the computation of diluted earnings per share for the years ended December 31, 1999 and 1998 because their effect was antidilutive.

11.  INCOME TAXES

     The Company's provision (benefit) for income taxes was comprised of the following:

                                                          YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                        2000        1999       1998
                                                     ----------   --------   ---------
Federal:
  Current..........................................  $  874,481   $234,381   $ (63,821)
  Deferred.........................................     728,880     77,546    (169,456)
State:
  Current..........................................      95,903     25,000          --
  Deferred.........................................      64,313         --          --
                                                     ----------   --------   ---------
Provision (benefit) for income taxes...............  $1,763,577   $336,927   $(233,277)
                                                     ==========   ========   =========

                         TOREADOR RESOURCES CORPORATION

     The primary reasons for the difference between tax expense at the statutory federal income tax rate and the Company's provision for income taxes were:

                                                          YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                        2000        1999       1998
                                                     ----------   --------   ---------
Statutory tax at 34%...............................  $1,739,660   $287,279   $(161,678)
Statutory depletion in excess of tax basis.........    (148,525)    (4,838)    (69,979)
State income tax...................................     160,216     25,000          --
Other..............................................      12,226     29,486      (1,620)
                                                     ----------   --------   ---------
Provision (benefit) for income taxes...............  $1,763,577   $336,927   $(233,277)
                                                     ==========   ========   =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2000 and 1999 were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                  2000         1999
                                                              ------------   ---------
Deferred tax liabilities:
  Leasehold costs...........................................  $(2,828,790)   $(54,298)
  Intangible drilling and development costs.................     (585,402)   (194,184)
  Lease and well equipment..................................      (94,759)    (21,565)
  Unrealized gain on marketable securities..................      (30,266)         --
                                                              -----------    --------
     Gross deferred tax liabilities.........................   (3,539,217)   (270,047)
                                                              -----------    --------
Deferred tax assets:
  Depletion carryforwards...................................           --       2,585
  Geological and geophysical costs..........................      177,274     162,900
  Net operating loss carryforward...........................       68,092          --
  Tax credit carryforwards..................................           --     212,417
  Equity basis investments..................................       19,327          --
  Other.....................................................       69,908          --
  Unrealized loss on marketable securities..................           --      18,304
                                                              -----------    --------
     Gross deferred tax assets..............................      334,601     396,206
                                                              -----------    --------
Net deferred tax (liabilities) assets.......................  $(3,204,616)   $126,159
                                                              ===========    ========

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

12.  BENEFIT PLANS

     The Company had a noncontributory defined benefit pension plan that was cancelled effective January 1, 2000. The benefits were based on years of service and the employee's compensation. A full distribution was made to each eligible employee during 2000. At the time of the cancellation of the defined benefit plan, Toreador established a 401(k) retirement savings plan. Employees are eligible to defer portions of their salaries, limited by Internal Revenue Service regulations. Employer matches are discretionary, and are

                         TOREADOR RESOURCES CORPORATION
determined annually by the board of directors. Such discretionary matches amounted to $14,717 in 2000. In January 2001, Toreador provided an employer match of $25,156.

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

     A summary of stock option transactions is as follows:

                                   2000                          1999                          1998
                       ----------------------------   ---------------------------   ---------------------------
                                   WEIGHTED-AVERAGE              WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                        SHARES      EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                       ---------   ----------------   --------   ----------------   --------   ----------------
Outstanding at
  beginning of
  year...............    745,000        $4.24          462,500        $4.05          469,000        $2.97
Granted..............    277,540         4.27          290,000         4.50          340,000         4.38
Exercised............    (10,000)        2.50           (7,500)        2.50         (276,500)        2.86
Forfeited............         --           --               --           --          (70,000)        3.11
                       ---------        -----         --------        -----         --------        -----
Outstanding at end of
  year...............  1,012,540        $4.27          745,000        $4.24          462,500        $4.05
                       =========        =====         ========        =====         ========        =====
Exercisable at end of
  year...............    571,341        $3.88          216,658        $3.85          100,833        $3.28
                       =========        =====         ========        =====         ========        =====

     For stock options granted during 2000 the following represents the weighted-average exercise prices and the weighted-average fair value based upon whether or not the exercise price of the option was greater than, less than or equal to the market price of the stock on the grant date:

                                                        WEIGHTED-AVERAGE   WEIGHTED-AVERAGE
OPTION TYPE                                              EXERCISE PRICE       FAIR VALUE
-----------                                             ----------------   ----------------
Exercise price greater than market price..............       $5.50              $3.13
Exercise price less than market price.................        3.12               3.59

                         TOREADOR RESOURCES CORPORATION

     The following table summarizes information about the fixed price stock options outstanding at December 31, 2000:

                       OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
  -------------------------------------------------------------   ---------------------------------
                                                  WEIGHTED        WEIGHTED     NUMBER      WEIGHTED
                                 NUMBER            AVERAGE        AVERAGE    EXERCISABLE   AVERAGE
          RANGE OF           OUTSTANDING AT       REMAINING       EXERCISE       AT        EXERCISE
      EXERCISE PRICES           12/31/00      CONTRACTUAL LIFE     PRICE      12/31/00      PRICE
  ------------------------   --------------   -----------------   --------   -----------   --------
  $2.50...................        55,000          5.1 Years        $2.50        44,998      $2.50
   2.75...................        60,000          7.8 Years         2.75        39,996       2.75
   3.00...................        30,000          8.5 Years         3.00        10,002       3.63
   3.12...................       143,040          9.8 Years         3.12       143,040       3.12
   3.25 - 3.50............        50,000          3.7 Years         3.40        50,000       3.40
   3.63...................        30,000           .4 Years         3.63        30,000       3.63
   3.88...................        30,000          8.8 Years         3.88        10,002       3.63
   4.00...................        50,000          8.8 Years         4.00        16,665       3.63
   5.00...................       430,000          8.2 Years         5.00       226,644       5.00
   5.50...................       134,500          9.7 Years         5.50            --         --
                               ---------          ---------        -----       -------      -----
  $2.50 - 5.50............     1,012,540          8.0 Years        $3.88       571,347      $3.88
                               =========          =========        =====       =======      =====

     At December 31, 2000, there were 292,460 shares available for grant under existing plans.

     Had compensation costs for employees under the Company's two stock-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the method prescribed by SFAS No. 123, the Company's pro forma net income and earnings per share would have been reduced to the pro forma amounts listed below:

                                                         2000        1999       1998
                                                      ----------   --------   ---------
Net income (loss).....................  As reported   $2,993,069   $148,011   $(261,746)
                                        Pro forma     $2,433,540   $101,973   $(291,577)
Basic income (loss) per share.........  As reported   $     0.54   $   0.03   $   (0.05)
                                        Pro forma     $     0.44   $   0.02   $   (0.06)
Diluted income (loss) per share.......  As reported   $     0.50   $   0.03   $   (0.05)
                                        Pro forma     $     0.42   $   0.02   $   (0.06)

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                            2000       1999      1998
                                                          ---------   -------   -------
Dividend yield, per share...............................         --        --        --
Volatility..............................................         59%       59%       27%
Risk-free interest rate.................................  5.9 - 6.6%      6.4%      6.4%
Expected lives..........................................  3-5 years   5 years   5 years

14.  LEASE AND OTHER COMMITMENTS

     The Company leases office space under a non-cancelable operating lease, which expires on June 30, 2006. The Company subleases portions of the leased space to one related party and two unrelated parties under non-cancelable sub-leases that expire on June 30, 2006. The following is a schedule of minimum future rentals

                         TOREADOR RESOURCES CORPORATION
under the Company's non-cancelable operating lease, giving effect to the non-cancelable sub-leases, as of December 31, 2000:



2001........................................................  $  144,439
2002........................................................     152,680
2003........................................................     170,608
2004........................................................     173,500
2005........................................................     115,667
                                                              ----------
Total.......................................................     756,894
Less: minimum rents from subleases..........................      48,950
                                                              ----------
Total.......................................................  $  707,944
                                                              ==========


     Net rent expense totaled $85,983, $95,541, and $43,676 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                         TOREADOR RESOURCES CORPORATION

16.  OIL AND GAS PRODUCING ACTIVITIES

     The following information is presented pursuant to SFAS No. 69, Disclosures about Oil and Gas Producing Activities:

  RESULTS OF OPERATIONS

     Results of operations from oil and gas producing activities were as follows:

                                                     2000          1999         1998
                                                  -----------   ----------   ----------
Crude oil, condensate and gas...................  $13,163,862   $4,259,040   $1,968,638
Lease bonuses and delay rentals.................      472,845      463,083      168,664
                                                  -----------   ----------   ----------
  Total revenues................................   13,636,707    4,722,123    2,137,302
Costs and expenses:
  Lease operating costs.........................    2,324,603      699,278      583,441
  Exploration costs.............................      308,987      404,429      650,983
  Depreciation and depletion....................    2,389,109    1,247,278      510,775
                                                  -----------   ----------   ----------
Income before income taxes......................    8,614,008    2,371,138      392,103
Income tax expense..............................    3,187,183      806,187      133,315
                                                  -----------   ----------   ----------
Results of operations from producing activities
  (excluding corporate overhead)................  $ 5,426,825   $1,564,951   $  258,788
                                                  ===========   ==========   ==========

  CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES:

                                                             DECEMBER 31,
                                                ---------------------------------------
                                                   2000          1999          1998
                                                -----------   -----------   -----------
Unproved properties(1)........................  $ 8,126,646   $ 7,813,790   $ 7,727,388
Proved leaseholds.............................   29,489,768    19,711,076    10,913,730
Lease and well equipment......................    2,774,873       523,374       417,382
                                                -----------   -----------   -----------
                                                 40,391,287    28,048,240    19,058,500
Less: Accumulated depreciation, depletion and
  amortization................................   (5,937,634)   (3,786,649)   (2,608,905)
                                                -----------   -----------   -----------
Capitalized costs.............................  $34,453,653   $24,261,591   $16,449,595
                                                ===========   ===========   ===========

---------------

(1) Unproved properties for 1998 include $334,489 classified as "Assets held for sale".

  COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES:

                                                     2000         1999         1998
                                                  ----------   ----------   -----------
Acquisition of properties
  Proved........................................  $6,399,014   $8,722,073   $ 5,883,911
  Unproved......................................          --      286,631     7,365,988
Exploration costs...............................     930,859       28,200       133,113
Development costs...............................   1,369,996      171,444       568,969
                                                  ----------   ----------   -----------
Costs incurred..................................  $8,699,869   $9,208,348   $13,951,981
                                                  ==========   ==========   ===========

                         TOREADOR RESOURCES CORPORATION

17. SUPPLEMENTAL OIL AND GAS RESERVES AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)

     The following table identifies the Company's net interest in estimated quantities of proved oil and gas reserves and changes in such estimated quantities. Independent petroleum engineers prepared reserve estimates and Company management reviewed such estimates. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. Estimated proved developed and undeveloped oil and gas reserves at December 31, 1998, 1999 and 2000 are tabulated below. Crude oil includes condensate and natural gas liquids and is stated in barrels (Bbl). Gas is stated in thousands of cubic feet (Mcf).

                                                              OIL (Bbl)   GAS (Mcf)
                                                              ---------   ----------
PROVED DEVELOPED AND UNDEVELOPED RESERVES
December 31, 1997...........................................    553,178    2,564,540
Purchases of reserves in place..............................    457,953    6,714,493
Revisions of previous estimates.............................    180,310      813,717
Extensions, discoveries, and other additions................     12,161       92,539
Production..................................................    (90,097)    (394,849)
                                                              ---------   ----------
December 31, 1998...........................................  1,113,505    9,790,440
Purchases of reserves in place..............................  1,282,123    1,602,953
Revisions of previous estimates.............................   (121,532)  (2,640,742)
Extensions, discoveries, and other additions................     51,494      377,177
Production..................................................   (128,924)    (918,986)
                                                              ---------   ----------
December 31, 1999...........................................  2,196,666    8,210,842
Purchases of reserves in place..............................    453,646    6,922,040
Revisions of previous estimates.............................     60,634   (1,204,842)
Extensions, discoveries, and other additions................    102,121    1,074,597
Sale of reserves............................................    (16,493)          --
Production..................................................   (273,706)  (1,318,714)
                                                              ---------   ----------
December 31, 2000...........................................  2,522,868   13,683,923
                                                              =========   ==========
PROVED DEVELOPED RESERVES
December 31, 1998...........................................  1,094,454    8,500,655
                                                              =========   ==========
December 31, 1999...........................................  1,999,984    8,070,533
                                                              =========   ==========
December 31, 2000...........................................  2,445,226   13,666,276
                                                              =========   ==========

  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     Pursuant to SFAS No. 69, the Company has developed the following information titled "Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Quantities" (Standardized Measure). Accordingly, the Standardized Measure has been prepared assuming year-end selling prices adjusted for future fixed and determinable contractual price changes, year-end development and production costs, year-end statutory tax rates adjusted for future tax rates already legislated and a 10% annual discount rate. The Standardized Measure does not purport to be an estimate of the fair market value of the Company's reserves. An estimate of fair value would also have taken into account, among other things, the expected

                         TOREADOR RESOURCES CORPORATION
recovery of reserves in excess of proved reserves, anticipated changes in future prices and costs and a discount factor representative of the time value of money and risks inherent in producing oil and gas.

                                                   2000          1999          1998
                                               ------------   -----------   -----------
Future cash inflows..........................  $191,274,646   $69,816,041   $29,011,780
Future production costs......................    38,244,222    14,567,866     5,110,313
Future development costs.....................       330,071       588,733        44,279
Future income tax expense....................    50,283,397    13,259,925     5,375,278
                                               ------------   -----------   -----------
Future net cash flows........................   102,416,956    41,399,517    18,481,910
10% annual discount for estimated timing of
  cash flows.................................    44,761,452    15,891,904     7,011,003
                                               ------------   -----------   -----------
Standardized measure of discounted future net
  cash flows relating To proved oil and gas
  reserves...................................  $ 57,655,504   $25,507,613   $11,470,907
                                               ============   ===========   ===========

     The average oil and gas prices used to calculate future net cash inflows at December 31, 2000 were $25.21 per barrel and $9.21 per Mcf, respectively. At December 31, 2000 the NYMEX price for oil was $26.80 per barrel and the NYMEX price for gas was $9.78 per MMBtu.

  CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH RELATING TO PROVED OIL AND GAS RESERVES

     The following are the principal sources of change in the standardized measure:

                                               2000            1999            1998
                                           ------------     -----------     -----------
Balance at January 1.....................  $ 25,507,613     $11,470,907     $ 4,868,751
Sales of oil and gas, net................   (10,839,259)     (3,559,762)     (1,385,196)
Net changes in prices and production
  costs..................................    23,723,370       6,760,297      (2,206,776)
Extensions and discoveries...............     6,831,763       1,234,841         181,087
Revisions of previous quantity
  estimates..............................      (683,786)(2)  (4,901,897)(1)   1,813,841
Net change in income taxes...............   (18,921,740)     (3,309,637)       (473,300)
Accretion of discount....................     2,550,761       1,147,091         486,875
Purchases of reserves....................    28,597,160      14,706,892       8,304,398
Sale of reserves.........................      (206,536)             --              --
Other....................................     1,096,158       1,958,881        (118,773)
                                           ------------     -----------     -----------
Balance at December 31...................  $ 57,655,504     $25,507,613     $11,470,907
                                           ============     ===========     ===========

---------------

(1) The most significant downward revision in gas reserves was related to one field where Toreador owns a royalty interest in three producing wells and one proved undeveloped location. Initial reserve projections were based primarily on material balance or volumetric calculations, and very limited, but flat, gas production history and offset field analogy, if any. As more production history became available, engineering projections shifted towards decline curve analysis and were less dependent on volumetric calculations. Consequently, while these particular wells exhibited very strong gas deliverability for a period of time, additional production history and decline curve analysis has proven that the drainage area is not as large as originally estimated.

(2) The most significant of the downward revisions involved additional downward revisions to the field mentioned in footnote 1 including the write-off of reserves on the proved undeveloped location, which was drilled as a dry hole. Also, Toreador lost significant reserves when a royalty interest well in another field encountered mechanical problems and the operator was unable to restore production.

                                INDEX TO EXHIBITS


       EXHIBIT
       NUMBER                                 DESCRIPTION
       -------                                -----------
         2.1      -     Certificate of Ownership and Merger merging Toreador
                        Resources Corporation into Toreador Royalty Corporation,
                        effective June 5, 2000 (previously filed as Exhibit 2.1
                        to Toreador Resources Corporation Current Report on Form
                        8-K filed on June 5, 2000, File No. 0-2517, and
                        incorporated herein by reference).

         3.1      -     Certificate of Incorporation, as amended, of Toreador
                        Royalty Corporation (previously filed as Exhibit 3.1 to
                        Toreador Royalty Corporation Annual Report on Form 10-K
                        for the year ended December 31, 1998, File No. 0-2517,
                        and incorporated herein by reference).

         3.2      -     Amended and Restated Bylaws, as amended, of Toreador
                        Royalty Corporation (previously filed as Exhibit 3.2 to
                        Toreador Royalty Corporation Annual Report on Form 10-K
                        for the year ended December 31, 1998, File No. 0-2517,
                        and incorporated herein by reference).

         3.3      -     Certificate of Designation of Series A Convertible
                        Preferred Stock of Toreador Royalty Corporation, dated
                        December 14, 1998 (previously filed as Exhibit 10.3 to
                        Toreador Royalty Corporation Current Report on Form 8-K
                        filed with the Securities and Exchange Commission on
                        December 31, 1998, File No. 0-2517, and incorporated
                        herein by reference).

         3.4      -     Amendment to Certificate of Designation of Series A
                        Convertible Preferred Stock of Toreador Resources
                        Corporation, dated December 31, 1998 (previously filed
                        as Exhibit 3.4 to the Toreador Resources Corporation
                        Annual Report on Form 10-K for the year ended December
                        31, 2000, File No. 0-2517, and incorporated herein by
                        reference).

         4.1      -     Form of Letter Agreement regarding Series A Convertible
                        Preferred Stock, dated as of March 15, 1999, between
                        Toreador Royalty Corporation and the holders of Series A
                        Convertible Preferred Stock (previously filed as Exhibit
                        4.1 to Toreador Royalty Corporation Annual Report on
                        Form 10-K for the year ended December 31, 1998, File
                        No. 0-2517, and incorporated herein by reference).

         4.2      -     Registration Rights Agreement, effective December 16,
                        1998, among Toreador Royalty Corporation and persons
                        party thereto (previously filed as Exhibit 10.2 to
                        Toreador Royalty Corporation Current Report on Form 8-K
                        filed with the Securities and Exchange Commission on
                        December 31, 1998, File No. 0-2517, and incorporated
                        herein by reference).

         4.3      -     Settlement Agreement, dated June 25, 1998, among the
                        Gralee Persons, the Dane Falb Persons and Toreador
                        Royalty Corporation (previously filed as Exhibit 10.1 to
                        Toreador Royalty Corporation Current Report on Form 8-K
                        filed with the Securities and Exchange Commission on
                        July 1, 1998, File No. 0-2517, and incorporated herein
                        by reference).

         4.4      -     Registration Rights Agreement, effective July 31, 2000,
                        among Toreador Royalty Corporation and persons party
                        thereto (previously filed as Exhibit 4.5 to Toreador
                        Resources Corporation Registration Statement on Form
                        S-3, No. 333-52522, filed with the Securities and
                        Exchange Commission on December 22, 2000, and
                        incorporated herein by reference).

         4.5      -     Registration Rights Agreement, effective September 11,
                        2000, among Toreador Resources Corporation and Earl E.
                        Rossman, Jr., Representative of the Holders (previously
                        filed as Exhibit 4.6 to Toreador Resources Corporation
                        Registration Statement on Form S-3, No. 333-52522, filed
                        with the Securities and Exchange Commission on
                        December 22, 2000, and incorporated herein by
                        reference).

         10.1+    -     Employment Agreement, dated as of May 1, 1997, between
                        Toreador Royalty Corporation and Edward C. Marhanka
                        (previously filed as Exhibit 10.5 to Toreador Royalty
                        Corporation Quarterly Report on Form 10-Q for the
                        quarter ended June 30, 1997, File No. 0-2517, and
                        incorporated herein by reference).

         10.2+    -     Toreador Royalty Corporation 1990 Stock Option Plan
                        (previously filed as Exhibit 10.7 to Toreador Royalty
                        Corporation Annual Report on Form 10-K for the year
                        ended December 31, 1994, File No. 0-2517, and
                        incorporated herein by reference).

         10.3+    -     Amendment to Toreador Royalty Corporation 1990 Stock
                        Option Plan, effective as of May 15, 1997 (previously
                        filed as Exhibit 10.14 to Toreador Royalty Corporation
                        Annual Report on Form 10-K for the year ended December
                        31, 1997, File No. 0-2517, and incorporated herein by
                        reference).

         10.4+    -     Toreador Royalty Corporation 1994 Non-Employee Director
                        Stock Option Plan, as amended (previously filed as
                        Exhibit 10.12 to Toreador Royalty Corporation Annual
                        Report on Form 10-K for the year ended December 31,
                        1995, File No. 0-2517, and incorporated herein by
                        reference).

         10.5+    -     Toreador Royalty Corporation Amended and Restated 1990
                        Stock Option Plan, effective as of September 24, 1998
                        (previously filed as Exhibit A to Toreador Royalty
                        Corporation Preliminary Proxy Statement filed with the
                        Securities and Exchange Commission on March 12, 1999,
                        File No. 0-2517, and incorporated herein by reference).

         10.6+    -     Form of Indemnification Agreement, dated as of April 25,
                        1995, between Toreador Royalty Corporation and each of
                        the members of our Board of Directors (previously filed
                        as Exhibit 10 to Toreador Royalty Corporation Quarterly
                        Report on Form 10-Q for the quarterly period ended June
                        30, 1995, File No. 0-2517, and incorporated herein by
                        reference).

         10.7+    -     Toreador Royalty Corporation Amended and Restated 1990
                        Stock Option Plan Nonqualified Stock Option Agreement,
                        dated September 24, 1998, between Toreador Royalty
                        Corporation and G. Thomas Graves III (previously filed
                        as Exhibit 10.13 to Toreador Royalty Corporation Annual
                        Report on Form 10-K for the year ended December 31,
                        1998, File No. 0-2517, and incorporated herein by
                        reference).

         10.8+    -     Toreador Royalty Corporation Amended and Restated 1990
                        Stock Option Plan Nonqualified Stock Option Agreement,
                        dated September 24, 1998, between Toreador Royalty
                        Corporation and John Mark McLaughlin (previously filed
                        as Exhibit 10.14 to Toreador Royalty Corporation Annual
                        Report on Form 10-K for the year ended December 31,
                        1998, File No. 0-2517, and incorporated herein by
                        reference).

         10.9     -     Loan Agreement, effective February 16, 2001, between
                        Toreador Resources Corporation, Toreador Exploration &
                        Production Inc., Toreador Acquisition Corporation and
                        Tormin, Inc. and Bank of Texas, National Association
                        (previously filed as Exhibit 10.9 to the Toreador
                        Resources Corporation Annual Report on Form 10-K for the
                        year ended December 31, 2000, File No. 0-2517, and
                        incorporated herein by reference).

         10.10    -     Purchase and Sale Agreement, effective November 24,
                        1999, between Lario Oil & Gas Company and Toreador
                        Exploration & Production Inc. (previously filed as
                        Exhibit 10.1 to Toreador Royalty Corporation Current
                        Report on Form 8-K filed on January 6, 2000, File
                        No. 0-2517, and incorporated herein by reference).

         10.11    -     Merger Agreement, effective September 11, 2000, between
                        Texona Petroleum Corporation, Toreador Resources
                        Corporation and Toreador Acquisition Corporation
                        (previously filed as Exhibit 10.1 to Toreador Resources
                        Corporation Current Report on Form 8-K filed on October
                        2, 2000, File No. 0-2517, and incorporated herein by
                        reference).

         10.12    -     First Amendment to Merger Agreement, effective January
                        30, 2001, between Texona Petroleum Corporation, Toreador
                        Resources Corporation and Toreador Acquisition
                        Corporation (previously filed as Exhibit 10.12 to the
                        Toreador Resources Corporation on Form 10-K for the year
                        ended December 31, 2000, File No. 0-2517, and
                        incorporated herein by reference.

         16.1     -     Letter on Change in Certifying Accountant from
                        PricewaterhouseCoopers LLP, dated June 30, 1999
                        (previously filed as Exhibit 16 to Amendment No. 2 to
                        Toreador Royalty Corporation Current Report on Form
                        8-K/A filed on June 30, 1999, and incorporated herein by
                        reference).

         21.1     -     Subsidiaries of Toreador Resources Corporation
                        (previously filed as Exhibit 21.1 to the Toreador
                        Resources Corporation Annual Report on Form 10-K for the
                        year ended December 31, 2000, file No. 0-2517, and
                        incorporated herein by reference).

         23.1*    -     Consent of Ernst & Young LLP.

         23.2*    -     Consent of LaRoche Petroleum Consultants, Ltd.

         23.3*    -     Consent of Harlan Consulting.

         24.1     -     Power of attorney (previously filed as Exhibit 24.1 to
                        Toreador Resources Corporation Registration Statement
                        on Form S-4, No. 333-72314, filed with the Securities
                        and Exchange Commission on October 26, 2001, and
                        incorporated herein by reference).



----------
*    Filed herewith.
+    Management contract or compensatory plan