Form 10-K
period 2001-12-31
TOREADOR RESOURCES CORP
filed 2002-04-15
CIK 98720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 0-02517

Toreador Resources Corporation
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	75-0991164 (I.R.S. Employer Identification No.)

4809 COLE AVENUE SUITE 108 DALLAS, TEXAS (Address of principal executive offices)	75205 (Zip Code)

Registrant’s telephone number, including area code: (214) 559-3933

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class:	Name of each exchange on which registered:

COMMON STOCK, PAR VALUE $.15625 PER SHARE	NASDAQ NATIONAL MARKET SYSTEM

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of April 12, 2002 was $16,489,328. (For purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

     The number of shares outstanding of the registrant’s common stock, par value $.15625, as of April 12, 2002, was 9,377,517 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders, expected to be filed on or prior to April 30, 2002, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

     Toreador Resources Corporation, a Delaware corporation, is an independent international energy company engaged in oil and gas exploration, development, production and acquisition activities. We principally conduct our business through: (i) the exploration for, and the acquisition and development of, oil and natural gas reserves, and (ii) our ownership of perpetual mineral and royalty interests in approximately 2,643,000 gross (1,368,000 net) acres. We currently hold interests in foreign developed and undeveloped oil and gas properties in the Paris Basin, France, the Cendere and Zeynel Fields in Turkey and the Bonasse Field and Southwest Cedros Peninsula License in Trinidad, West Indies. Our domestic properties include 766,000 gross (461,000 net) acres located in the Texas Panhandle and West Texas. Collectively, we refer to these properties as the “Texas Holdings.” In Alabama, Mississippi and Louisiana, we own 1,775,000 gross (876,000 net) acres that we collectively describe as the “Southeastern States Holdings.” We also own various royalty interests in Arkansas, California, Kansas and Michigan covering 102,000 gross (31,000 net) acres. These properties are collectively referred to as the “Four States Holdings.” We also own various working interest properties in Texas, Kansas, New Mexico and Oklahoma. For a more detailed description of our properties please see “Item 2. Properties.”

     We were incorporated in 1951, and were formerly known as Toreador Royalty Corporation.

     On December 31, 2001, we completed an acquisition of Madison Oil Company, an independent international exploration and production company, which is now a wholly-owned subsidiary. Madison holds interests in approximately 3,098,000 gross acres (2,132,000 net acres) of developed and undeveloped oil and gas properties in the Paris Basin, France, the Cendere and Zeynel Fields in Turkey and the Bonasse Field and Southwest Cedros Peninsula Licence in Trinidad, West Indies.

     See “Glossary of Selected Oil and Gas Oil Terms” at the end of this Item 1 for a definition of certain terms used in this annual report.

BUSINESS STRATEGY

     Our strategic focus during 2001 centered on the pursuit of high quality property acquisitions, participation in exploration projects as a non-operator and the disposition of non-strategic assets. The principal elements of the our 2001 strategy were as follows:

•	Expand our level of direct working interest participation in the United States by participating in exploration projects generated by experienced third party operators.

•	Continue to review opportunities for high quality acquisitions of producing and non-producing properties by means of purchase or merger.

•	Identify and dispose of non-strategic and under performing assets.

DEVELOPMENTS DURING 2001

     ACQUISITIONS AND MERGERS

     As part of our strategy to actively pursue high quality property acquisition and merger opportunities, we reviewed a number of prospective acquisition candidates during 2001. We successfully closed one merger and two property acquisitions as a result of this process.

     MADISON OIL COMPANY. Toreador, MOC Acquisition Corporation, a wholly-owned subsidiary of Toreador, and Madison entered into an Agreement and Plan of Merger dated October 3, 2001. The transaction was consummated on December 31, 2001, by the merger of MOC Acquisition Corporation with and into Madison with Madison being the surviving corporation and becoming a wholly-owned subsidiary of Toreador.

     Through Madison, we hold interests in developed and undeveloped oil and gas properties in the Paris Basin, France, the Cendere and Zeynel Fields in Turkey and the Bonasse Field and Southwest Cedros Peninsula License in Trinidad, West Indies.

     Pursuant to the merger agreement, the issued and outstanding shares of the common stock of Madison were converted into an aggregate of 3,101,573 shares of our $0.15625 par value common stock, based on an exchange ratio of 0.118 shares of our common stock for each issued and outstanding share of Madison common stock. Holders of Madison common stock were also given the right to receive, in cash or our common stock, 30% of certain potential payments that may be received from the Turkish government for the protection of repatriated capital based on a formula specified in the merger agreement. In addition, certain stock options to acquire Madison common stock have become our stock options exercisable for 41,300 shares of our common stock, warrants to acquire Madison common stock have become our warrants exercisable for 111,509 shares of our common stock and a Madison debenture convertible into Madison common stock has been amended and is now convertible into 319,962 shares of our common stock.

     ANDERSON ET AL ACQUISITION. On July 26, 2001, we acquired royalty and working interests in approximately 800 gross wells primarily located in Kansas, New Mexico, and Oklahoma for approximately $3.8 million, funded by existing cash and borrowings under the current credit facility. This acquisition had an effective date of May 1, 2001, and resulted in reserve additions of approximately 2.7 Bcf as of that date.

     RAZORHAWK ACQUISITION. On April 26, 2001, we acquired working interests in 18 gross wells in Meade County, Kansas from Fremont Exploration, Inc. for approximately $4.0 million, funded by existing cash and borrowings under our current credit facility. This acquisition had an effective date of March 1, 2001, and resulted in reserve additions of approximately 2.5 Bcf as of that date.

     DISPOSAL OF NON-STRATEGIC ASSETS

     In 2001, we sold several non-strategic oil and gas assets for over $2,157,000. Of that amount, sixty percent (60%) of the funds received were captured through the use of the auction Internet site (www.energynet.com) owned by EnergyNet.com, Inc (we own 35% of EnergyNet). The remaining funds were received through private negotiated sales.

     EXPLORATION ACTIVITIES

     Kirby Hills 3D Seismic Project. We acquired a 12.5% working interest and an approximate 9.4% net revenue interest in a 20 square mile 3D seismic project in Solano County, California in 1999. This project, which is located in the Sacramento Basin of northern California, is designed to identify structural closures within an established gas producing area. The objective formations, the Wagenet, Domengine and Nortonville Sandstones, range in depth from 1,500 feet to 5,400 feet. As of March 16, 2001, the data acquisition and processing phases are complete. Since April 2001, we have participated in four wells drilled in the project. Of these four wells, one well has been completed and is currently waiting on pipeline construction. Two of the remaining wells have been permanently plugged and abandoned with the third being temporarily abandoned and undergoing further evaluation. Drilling depths on the first four wells were in the 3,600-foot range.

     East Texas 3D Seismic Project. We have an 18.5185% working interest (13.6667% net revenue interest) in a gas play based upon 200 square miles of 3D seismic data. This prospect area is located adjacent to a field in which similar features in the project area have resulted in some wells that have produced in excess of 15 Bcf per well. We have agreed to participate in the leasing of seven prospects identified to date. Multiple producing horizons are likely to be encountered, with the primary objective in this play targeted at a depth of approximately 9,000 feet. Thus far, we have participated in the drilling of two wells drilled within the project area. Both wells were drilled to approximately 11,000 feet and encountered no commercial accumulations of hydrocarbons, and each has been abandoned.

     Belmont Lake Prospect. We have a 25% working interest (18.75% net revenue interest) in this Wilkinson County, Mississippi prospect that is targeting potential producing zones in the Wilcox formation at depths ranging from 7,900 feet to 8,400 feet. The No. 1 Rosenblatt “BL” was spudded in November 2000 and reached a total depth of approximately 8500 feet. Eighteen feet of pay was encountered in the Wilcox Minter “B” sand. This sand was perforated in February 2001 initially flow testing at a rate of 65 BBL/D and continues to produce at that rate at the current time. In September 2001, we participated in the drilling of a west offset to this discovery with our 25% working interest. The Rosenblatt “BL” No. 2 well reached a total depth of 8,660 feet and was abandoned on September 15, 2001.

     West Shuler/Hines Creek Prospect. We have a 20% working interest (15% net revenue interest) in these Union County, Arkansas prospects that tested the Lower Cretaceous Hill sandstone at a depth of 3,100 feet. The new field discovery well was spudded in October 2000 and reached a total depth of approximately 3,600 feet. Sixteen feet of pay was encountered in the Hill sand and is currently producing. During 2001, we have participated in five development wells drilled on the prospects. Two of these wells have been completed and are currently producing. The remaining three were dry holes that have been abandoned.

     Shallow Waters – Gulf Coast Region. We have entered into a joint venture relationship to participate in exploration prospects in the shallow waters of the Gulf of Mexico. We have the option, but not the obligation, to participate in selected prospects. To date, we have exercised our option on three prospects. The first prospect well was drilled to a total depth of 8,200 and is currently producing at rates in excess of 14,000 per/day. We participated in the well with a 5% working interest (4.02% net revenue interest). The remaining two wells were drilled to 8,300 and 8,700 feet. We have working interests in these wells of 1.5% and 10%, respectively. Both wells were drilled and have been abandoned since August 2001.

     South Conecuh Embayment Prospect. We are participating with a 6.25% working interest in this prospect targeting the Smackover formation, identified by 2D seismic and subsurface well control, at estimated depths of 13,200 feet. The prospect covers approximately 10,200 gross acres in Conecuh and Monroe Counties, Alabama. The initial prospect well has been drilled to a depth of 13,093 feet and is currently awaiting testing.

MARKETS AND COMPETITION

     In France, we currently sell all of our production to Elf Aquitaine Exploration & Production Company, the largest purchaser in the area, and such production is shipped by truck to its refinery. Alternative markets are available by pipeline to refineries in the south of France. Production in Turkey is sold to Turkish refineries.

     Our domestic oil and gas production is sold to various purchasers typically in the areas where the oil or gas is produced. Revenues from the sale of oil and gas production accounted for 89%, 98%, and 90% of our consolidated revenues for the three years ended December 31, 2001, 2000 and 1999, respectively. Generally, we do not refine or process any of the oil and gas we produce. We are currently able to sell, under contract or in the spot market through the operator, substantially all of the oil and the gas we are capable of producing at current market prices. Substantially all of our oil and gas is sold under short-term contracts or contracts providing for periodic adjustments or in the spot market; therefore, our revenue streams are highly sensitive to changes in current market prices. Our gas markets are pipeline companies as opposed to end users.

     The oil and gas industry is highly competitive. We encounter strong competition from other independent operators and from major oil companies in acquiring properties, in contracting for drilling equipment and in securing trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than those available to us. As a result, our competitors may be able to pay more for desirable leases and they may pay more to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit us to do.

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

REGULATION

     INTERNATIONAL

     General. All of our current international exploration activities are conducted in France, Turkey and Trinidad. Such activities are affected in varying degrees by political stability and government regulations relating to foreign investment and the oil and gas industry. Changes in these regulations or shifts in political attitudes are beyond our control and may adversely affect our businesses. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental legislation and mine safety.

     Government Regulation. Our current or future operations, including exploration and development activities on our properties, require permits from various governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection and other matters. Compliance with these requirements may prove to be difficult and expensive. See “Item 1. Business – Risk Factors – Company Risks,” for further information regarding international government regulation.

     Permits and Licenses. In order to carry out exploration and development of mineral interests or to place these into commercial production, we may require certain licenses and permits from various governmental authorities. There can be no guarantee that we will be able to obtain all necessary licenses and permits that may be required. In addition, such licenses and permits are subject to change and there can be no assurances that any application to renew any existing licenses or permits will be approved. See “Item 1. Business – Risk Factors – Company Risks,” for further information regarding our French and Turkish permits and licenses.

     Repatriation of Earnings. Currently, there are no restrictions on the repatriation from France or Turkey of earnings or capital to foreign entities. However, there can be no assurance that any such restrictions or repatriation of earnings or capital from France, Turkey or any other country where we may invest, will not be imposed in the future.

     Environmental. The oil and gas industry is subject to extensive and varying environmental regulations in each of the jurisdictions in which we may operate. Environmental regulations establish standards respecting health, safety and environmental matters and place restrictions and prohibitions on emissions of various substances projected concurrently with oil and natural gas. These regulations can have an impact on the selection of drilling locations and facilities, potentially resulting in increased capital expenditures. In addition, environmental legislation may require those wells and production facilities be abandoned and sites reclaimed to the satisfaction of local authorities. We will be committed to meeting our responsibility to comply with environmental and operation legislation wherever we operate.

     DOMESTIC

     General. The availability of a ready market for oil and gas production depends upon numerous factors beyond our control. These factors include state and federal regulation of oil and gas production and transportation, as well as regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. For example, a productive gas well may be “shut-in” because of an over-supply of gas or lack of an available gas pipeline in the areas in which we may conduct operations. State and federal regulations generally are intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, control the amount of oil and gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines and gas plants also are subject to the jurisdiction of various Federal, state and local agencies.

     Our sales of natural gas are affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of gas by pipelines are regulated by the Federal Energy Regulatory Commission (“FERC”) under the Natural Gas Act (“NGA”) as well as under Section 311 of the Natural Gas Policy Act (“NGPA”). Since 1985, FERC has implemented regulations intended to increase competition within the gas industry by making gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis.

     Our sales of oil are also affected by the availability, terms and costs of transportation. The rates, terms, and conditions applicable to the interstate transportation of oil by pipelines are regulated by FERC under the Interstate Commerce Act. In this connection, FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil pipelines to fulfill the requirements of

Title VIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil pipeline rates. The FERC has announced several important transportation-related policy statements and rule changes, including a statement of policy and final rule issued February 25, 2000 concerning alternatives to its traditional cost-of-service rate-making methodology to establish the rates interstate pipelines may charge for their services. The final rule revises FERC’s pricing policy and current regulatory framework to improve the efficiency of the market and further enhance competition in natural gas markets.

     With respect to transportation of natural gas on or across the Outer Continental Shelf (“OCS”), FERC requires, as a part of its regulation under the Outer Continental Shelf Lands Act (“OCSLA”), that all pipelines provide open and non-discriminatory access to both owner and non-owner shippers. Although to date FERC has imposed light-handed regulation on offshore facilities that meet its traditional test of gathering status, it has the authority to exercise jurisdiction under the OCSLA over gathering facilities, if necessary, to permit non-discriminatory access to service. For those facilities transporting natural gas across the OCS that are not considered to be gathering facilities, the rates, terms and conditions applicable to this transportation are regulated by FERC under the NGA and NGPA, as well as the OCSLA. With respect to the transportation of oil and condensate on or across the OCS, FERC requires, as part of its regulation under the OCSLA, that all pipelines provide open and non-discriminatory access to both owner and non-owner shippers. Accordingly, FERC has the authority to exercise jurisdiction under the OCSLA, if necessary, to permit non-discriminatory access to service.

     We conduct operations on federal, state or Indian oil and gas leases, and such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management (“BLM”) or Minerals Management Service (“MMS”) or other appropriate federal or state agencies.

     Our OCS leases in federal waters are administered by the MMS and require compliance with detailed MMS regulations and orders. The MMS has promulgated regulations implementing restrictions on various production-related activities, including restricting the flaring or venting of natural gas. Under certain circumstances, the MMS may require any operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition and operations. On March 15, 2000, the MMS issued a final rule effective June 1, 2000, that amends its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. Among other matters, this rule amends the valuation procedure for the sale of federal royalty oil by eliminating posted prices as a measure of value and relying instead on arm’s length sales prices and spot market prices as market value indicators. Because we generally sell our production to third parties and royalties on production from federal leases are paid on the basis of these sales, it is not anticipated that this final rule will have any substantial impact on us.

     The Mineral Leasing Act of 1920 (“Mineral Act”) prohibits direct or indirect ownership of any interest in federal onshore oil and gas leases by a foreign citizen of a country that denies “similar or like privileges” to citizens of the United States. Such restrictions on citizens of a “non-reciprocal” country include ownership or holding or controlling stock in a corporation that holds a federal onshore oil and gas lease. If this restriction is violated, the corporation’s lease can be canceled in a proceeding instituted by the United States Attorney General. Although the regulations of the BLM (which administers the Mineral Act) provide for agency designations of non-reciprocal countries, there are presently no such designations in effect. We own interest in federal onshore oil and gas leases. It is possible that our stockholders may be citizens of foreign countries, which at some time in the future might be determined to be non-reciprocal under the Mineral Act.

     Federal and State Taxation. The federal and state governments may propose tax initiatives that affect us. We are unable to determine what effect, if any, future proposals would have on product demand or our results of operations.

     Environmental Regulation. Exploration, development and production of oil and gas, including operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells. Our domestic activities are subject to a variety of environmental laws and regulations, including, but not limited to:

•	the Oil Pollution Act of 1990 (OPA);

•	the Clean Water Act (CWA);

•	the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA);

•	the Resource Conservation and Recovery Act (RCRA);

•	the Clean Air Act (CAA); and

•	the Safe Drinking Water Act (SDWA).

     Our domestic activities are also controlled by state regulations promulgated under comparable state statutes. We also are subject to regulations governing the handling, transportation, storage and disposal of naturally occurring radioactive materials that are found in our oil and natural gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, can impose certain substantial liabilities for the cleanup of pollution, impose certain reporting requirements, and can require substantial expenditures for compliance.

     Under OPA and CWA, our release of oil and hazardous substances into or upon waters of the United States, adjoining shore lines and wetlands, and offshore areas could result in our being held responsible for the (1) costs of remediating a release, (2) administrative and civil penalties or criminal fines, (3) OPA specified damages such as loss of use, and for natural resource damages. The extent of liability could be extensive depending upon the circumstances of the release. Liability can be joint and several and without regard to fault. The CWA also may impose permitting obligations for certain discharges of pollutants and requirements to develop Spill Prevention Control and Countermeasure Plans and Facility Response Plans to address potential discharges of oil into or upon waters of the United States and adjoining shorelines.

     CERCLA and comparable state statutes, also known as Superfund laws, can impose joint, several and retroactive liability, without regard to fault or the legality of the original conduct, on specified classes of persons for the release of a “hazardous substance” into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Liability can arise from conditions on properties where operations are conducted and/or from conditions at third party disposal facilities where wastes from operations were sent. Although CERCLA, as amended, currently exempts petroleum, (including oil, natural gas and NGLs) from the definition of hazardous substance, some similar state statutes do not provide such an exemption. Additionally, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA and similar state statutes. We cannot assure you that the exemption will be preserved in any future amendments of the act.

     RCRA and comparable state and local programs impose requirements on the management, including treatment, storage and disposal, of both hazardous and nonhazardous solid wastes. Although we believe we have utilized operating and waste disposal practices that were standard in the industry at the time, hydrocarbons or other solid wastes may have been disposed or released on or under the properties owned or leased by us or on or under locations where such wastes have been taken for disposal. In addition, many of these properties have been owned or operated by third parties. We had no control over such parties’ treatment of hydrocarbons or other solid wastes and the manner in which such substances may have been disposed or released. We generate hazardous and nonhazardous solid waste in our routine operations. From time to time, proposals have been made that would reclassify certain oil and natural gas wastes, including wastes generated during pipeline, drilling and production operations, as “hazardous wastes” under RCRA, which would make these solid wastes subject to much more stringent handling, transportation, storage, disposal and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and natural gas wastes could have a similar impact on our operations.

     Oil and natural gas exploration and production, and possibly other activities, have been conducted at the majority of our properties by previous owners and operators. Materials from these operations remain on some of the properties and in some instances require remediation. In some instances we have agreed to indemnify the sellers of producing properties from whom we have acquired reserves against certain liabilities for environmental claims associated with the properties. We do not believe the costs to be incurred by us for compliance and remediating previously or currently owned or operated properties will be material, but we cannot guarantee that potential costs would not result in material expenditures.

     If in the course of our routine oil and natural gas operations, surface spills and leaks, including casing leaks of oil or other materials occur, we may incur penalties and costs for waste handling, remediation and third party actions for damages. Notwithstanding our lack of control over wells owned by us but operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributable to us and may create legal liabilities for us.

     We do not anticipate that we will be required in the near future to expend amounts that are material in relation to our total capital expenditures program by reason of environmental laws and regulations, but inasmuch as these laws and regulations are frequently changed and interpreted, we are unable to predict the ultimate cost of compliance. We cannot assure you that more stringent laws and regulations protecting the environment will not be adopted or that we will not incur material expenses in complying with environmental laws and regulations in the future. If substantial liabilities to third parties or governmental entities were incurred, the payment of such claims may reduce or eliminate the funds available for project investment or result in loss of our properties. Although we maintain insurance coverage we consider to be customary in the industry, we are not fully insured against all of these risks, either because insurance is not available or because of high premium costs. Accordingly, we may be subject to liability or may lose substantial portions of properties due to hazards that cannot be insured against or have not been insured against due to prohibitive premium costs or for other reasons. The imposition of any of these liabilities on us may have a material adverse effect on our financial condition and results of operations.

     OSHA and Other Regulations. We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under the Title III of CERCLA and similar state statutes require us to organize and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

EMPLOYEES

     As of April 12, 2002, we employed approximately 40 full-time employees. None of our employees are represented by unions or covered by collective bargaining agreements. To date, we have not experienced any strikes or work stoppages due to labor problems, and we consider our relations with our employees to be good. As needed, we also utilize the services of independent consultants on a contract basis.

RISK FACTORS

     There are various risks involved in owning our common stock, including those described below.

Industry Risks

Continued Financial Success Depends on Our Ability to Acquire Additional Reserves in the Future

     Our future success as an oil and gas producer will depend upon our ability to find, develop and acquire additional oil and gas reserves that are profitable. If we are unable to conduct successful development activities or acquire properties containing proved reserves, our proved reserves will generally decline as reserves are produced.

We Face Numerous Drilling Risks in Finding Commercially Productive Oil and Gas Reservoirs

     Our drilling will involve numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. We may incur significant expenditures for the identification and acquisition of properties and for the drilling and completion of wells. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in the delivery of equipment. In addition, any use by us of 3D seismic and other advanced technology to explore for oil and gas requires greater pre-drilling expenditures than traditional drilling strategies.

Company Risks

We May Not Realize the Benefits of the Acquisition of Madison

     We are in the process of combining and integrating our operations and Madison’s operations into one company. This process will continue to require substantial management attention and could detract attention from the day-to-day business of the combined company. We could encounter difficulties in the integration process, such as the loss of key employees. We could encounter problems in conducting foreign as well as domestic operations. If we cannot integrate our businesses successfully, we may fail to realize the benefits we expect to realize from the Madison acquisition, including any expected cost savings.

Our High Levels of Indebtedness May Limit Our Financial and Operating Flexibility And We May Not Be Able to Repay Our Indebtedness

     At December 31, 2001, our debt to equity ratio was 1.81:1.00. We may incur additional indebtedness in the future as we continue to execute our acquisition and exploration strategy.

     Our long-term debt as of December 31, 2001, was $36.9 million. The level of indebtedness will have important effects on our future operations, including:

•	A substantial portion of our cash flow will be used to pay interest and principal on debt and will not be available for other purposes.

•	Covenants contained in its debt obligations will require us to meet certain financial tests (including a debt coverage ratio of 1.25 to 1.0 and a current ratio of 1.0 to 1.0), and other restrictive covenants, such as an inability to sell properties mortgaged to our lender if the sale of such properties exceeds 10% of our borrowing base or an inability to incur any indebtedness in an amount greater than $1,000,000 other than indebtedness incurred in the ordinary course of business, may affect our flexibility in planning for, and reacting to, changes in our business, including possible acquisition activities.

•	A default under either of our current credit facilities would permit the lender to accelerate repayments of the loan and to foreclose on the collateral securing the loan, including a substantial portion of our oil and gas properties.

•	Our ability to refinance existing debt or to obtain additional financing for capital expenditures and other purposes may be limited.

•	We may be more leveraged than our competitors, which may place us at a competitive disadvantage.

•	We may be unable to adjust rapidly to changing market conditions.

     These considerations may make us more vulnerable than a less leveraged competitor in the event of a downturn in our business or general economic conditions.

We May Not Be Able to Fund Our Obligations Under the Barclays Facility That Are Due During 2002

     Under the Barclays Facility (as defined under Item 7. Management’s Discussion and Analysis – Liquidity and Capital Resources), we are required to repay a total of $2.6 million by July 2002. If we are unable to repay this amount in accordance with the terms of the Barclays Facility, the lender would be allowed to accelerate repayments of the loan and to foreclose on the collateral securing the loan, including, indirectly, a substantial portion of our oil and gas properties.

A Large Percentage of Our Common Stock Is Owned by Our Officers and Directors and Such Stockholders May Control Our Business and Affairs

     At December 31, 2001, our officers and directors, as a group, held a beneficial interest in approximately 48% of our common stock (including shares issuable upon exercise of stock options for common stock, conversion of our Series A Convertible Preferred Stock, held by affiliates of certain directors and conversion of Madison’s amended and restated convertible debenture). The officers and directors control our business and affairs, and due to their large ownership percentage, they may remain entrenched in their positions.

A Significant Portion of Our Operations Is Conducted in France and Turkey and We Own Interests in Trinidad. We Are Thus Subject to Political, Economic and Other Uncertainties

     We have international operations and are subject to the following foreign issues and uncertainties:

•	the risk of expropriation, nationalization, war, revolution, border disputes, renegotiation or modification of existing contracts, and import, export and transportation regulations and tariffs;

•	taxation policies, including royalty and tax increases and retroactive tax claims;

•	exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over international operations;

•	laws and policies of the United States affecting foreign trade, taxation and investment;

•	the possibility of being subjected to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States; and

•	the possibility of restrictions on repatriation of earnings or capital from foreign countries.

     The occurrences of any of these uncertainties may adversely affect our foreign operations.

Our Increased Size and Scope of Operations May Prevent Us from Being Properly Managed

     The Madison and Texona Petroleum Corporation acquisitions represent major steps in our growth strategy. However, our increased size and scope of operations will require our management to expend increased time and resources, and our management may not properly be able to manage the expanded company.

Our Ability to Grow Depends on Our Ability to Obtain Additional Capital on Satisfactory Terms and Conditions

     Our growth of business requires substantial capital on a continuing basis. We may be unable to obtain additional capital on satisfactory terms and conditions. Thus, we may lose opportunities to acquire oil and gas properties and businesses. In addition, our pursuit of additional capital could result in incurring additional indebtedness or issuing and adding potentially dilutive equity securities. We also may utilize the capital currently expected to be available for our present operations. The amount and timing of our future capital requirements, if any, will depend upon a number of factors, including:

•	drilling costs;

•	transportation costs;

•	equipment costs;

•	marketing expenses;

•	oil and gas prices;

•	staffing levels and competitive conditions; and

•	any purchases or dispositions of assets.

     Our failure to obtain any required additional financing could materially and adversely affect our growth, cash flow and earnings.

Our Marketing of Oil and Gas Production Principally Depends upon Facilities Operated by Others, and These Operations May Change and Have a Material Adverse Effect on Our Marketing of Oil and Gas Production

     Our marketing of oil and gas production principally depends upon facilities operated by others. The operations of those facilities may change and have a material adverse effect on our marketing of oil and gas production. In addition, we rely upon third parties to operate many of our properties and may have no control over the timing, extent and cost of development and operations. As a result of these third party operations, we cannot control the timing and volumes of production.

We May Not Be Able to Renew Our Permits

     We do not hold title to properties in France or in Turkey, but have exploration and production permits granted by the governments of France and Turkey. There can be no assurances that we will be able to renew any of these permits that expire.

We May Not Have Production to Offset Hedges. By Hedging We May Not Benefit From Price Increases

     We may, from time to time, reduce our exposure to the volatility of oil and gas prices by hedging a portion of our production. In a typical hedge transaction, we will have the right to receive from the counterparty to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we will be required to pay the counterparty this difference multiplied by the quantity hedged. In such case, we will be required to pay the difference regardless of whether we have sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require us to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging will also prevent us from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge.

Investment Risks

Due to the Restrictions Placed on Us by Our Credit Facility and Our Outstanding Shares of Preferred Stock, We Do Not Expect to Pay Cash Dividends in the Near Future

     From time to time, we have paid cash dividends on our common stock. However, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Our credit facilities and our outstanding shares of preferred stock restrict our ability to pay dividends on our common stock. Therefore, our common stock is not a suitable investment for persons requiring current income.

GLOSSARY OF SELECTED OIL AND GAS TERMS

     “2D” or “2D Seismic.” An exploration method of sending energy waves or sound waves into the earth and recording the wave reflections to indicate the type, size, shape, and depth of subsurface rock formations. 2D seismic provides two dimensional pictures.

     “3D” or “3D Seismic.” An exploration method of sending energy waves or sound waves into the earth and recording the wave reflections to indicate the type, size, shape, and depth of subsurface rock formations. 3D seismic provides three dimensional pictures.

     “Bbl.” One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

     “BBL/D.” Barrels per day

     “Bcf.” One billion cubic feet of natural gas.

     “BOE.” Barrel of oil equivalent converting six Mcf of natural gas to one barrel of oil.

     “DEVELOPMENT WELL.” A well drilled within the proved boundaries of an oil or natural gas reservoir with the intention of completing the stratigraphic horizon known to be productive.

     “DISCOUNTED PRESENT VALUE (PRETAX).” The present value of proved reserves is an estimate of the discounted future net cash flows from each property at December 31, 2001, or as otherwise indicated. Net cash flow is defined as net revenues less, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. The future net cash flows have been discounted at an annual rate of 10% to determine their “present value.” The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Securities and Exchange Commission rules, estimates have been made using constant oil and natural gas prices and operating costs, at December 31, 2001, or as otherwise indicated.

     “DRY HOLE.” A development or exploratory well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

     “EXPLORATORY WELL.” A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

     “GROSS ACRES” or “GROSS WELLS.” The total number of acres or wells, as the case may be, in which a working or any type of royalty interest is owned.

     “MBbl.” One thousand Bbls.

     “MBOE.” One thousand BOE.

     “Mcf.” One thousand cubic feet of natural gas.

     “MMBl.” One million Bbls of oil and other liquid hydrocarbons.

     “MMBOE.” One million BOE.

     “NET ACRES.” The sum of the fractional working or any type of royalty interests owned in gross acres.

     “PRODUCING WELL” or “PRODUCTIVE WELL.” A well that is producing oil or natural gas or that is capable of production.

     “PROVED DEVELOPED RESERVES.” The oil and natural gas reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

     “PROVED RESERVES.” The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     “PROVED UNDEVELOPED RESERVES.” The oil and natural gas reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery techniques is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

     “ROYALTY INTEREST.” An interest in an oil and natural gas property entitling the owner to a share of oil and natural gas production free of production costs.

     “STANDARDIZED MEASURE.” Under the Standardized Measure, future cash flows are estimated by applying year-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end costs to determine pretax cash inflows. Future income taxes are computed by applying the statutory tax rate to the excess inflows over a company’s tax basis in the associated properties.

     Tax credits, net operating loss carryforwards, and permanent differences are also considered in the future tax calculation. Future net cash inflows after income taxes are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

     “UNDEVELOPED ACREAGE.” Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

     “WORKING INTEREST.” The operating interest which gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, subject to all royalties, overriding royalties and other burdens and to all exploration, development and operational costs including all risks in connection therewith.

ITEM 2. PROPERTIES.

INTERNATIONAL

     FRANCE

     We own and operate five producing oil fields in the Paris Basin, France. Four of those are located within the Neocomian Field complex and one in the Charmottes area.

     NEOCOMIAN FIELDS

     Pursuant to two production permits, we own a 100% working interest in the Neocomian Fields, a group of four oil accumulations located approximately 120 kilometers southeast of Paris. The Chateau Renard Field was discovered in 1958, Chuelles and St. Firmin-des-Bois in 1961 and Courtenay in 1964. The property currently has 68 producing oil wells. As of December 31, 2001, the Neocomian Fields had net reserves of 7,107 MBbl.

     CHARMOTTES

     We own a 100% working interest in the Charmottes Field, located 60 kilometers southeast of Paris. The property has nine oil wells of which eight are currently producing. The Charmottes Field was initially developed following the discovery well drilled in 1984. As of December 31, 2001, the Charmottes Field has net reserves of 1,165 MBbl.

     THIBIE PERMIT

     We own a 100% working interest in approximately 48,000 acres located on the east flank of the Paris Basin, about 120 kilometers east/northeast of Paris. A portion of the Thibie permit contains the northern extension of the Dommartin-Lettree oil field, which is a subsurface controlled closure against an up to the basin fault. As of December 31, 2001, the Thibie Permit did not have any net reserves.

     At the Neocomian Field, the 10-well drilling program that Madison began in 2000 was completed in 2001. Further development may include 10-20 extension and infill wells, which will target the three producing horizons in the fields. We will continue to develop opportunities for future exploration by conducting regional studies of prospective areas and augmenting our existing acreage holdings.

     TURKEY

     In Turkey, we have interests in the Zeynel and Cendere Fields.

     ZEYNEL

     We have an 8.0% royalty interest in the Zeynel Field, located in south-central Turkey, with net proved reserves of 73 MBbl at December 31, 2001.

     CENDERE

     We have an approximate 19.6% working interest in the Cendere Field, which is located in central Turkey. The property has 15 oil wells currently producing. We have net proved reserves of 863 MBbl in the Cendere Field as of December 31, 2001.

     CENTRAL AND SE EXPLORATION PERMITS

     We hold 26 exploration licenses on 2.6 million acres and have applied for seven more permits that could add 700,000 more acres to our areas of operations in Turkey. A number of producing fields in Iran and Iraq trend in a north by northwesterly direction and wrap into southern Turkey through the area encompassing many of our exploration permits. As of December 31, 2001, there were no net reserves for the land covered by the Central and SE Exploration Permits. In addition to our exploration licenses, we hold an overriding royalty interest in wells on the Calgan exploration permit, which is located in south central Turkey. We expect the operator to drill at least one well on the Calgan permit in 2002.

     THRACE BASIN PERMITS

     In the Thrace Basin, located in the European portion of Turkey, we have a 50% interest in three exploration permits and a 25% interest in one permit. The Thrace Basin has shown potential for natural gas. In this part of the country, gas is productive from shallow depths. With a pipeline through the region from Bulgaria to Istanbul and gas-fired power plants on the coast along the Marmara Sea, we could benefit from the area’s existing infrastructure. In 2000, Madison completed a seismic survey covering 200 square kilometers. Based on the results of the survey, we plan to drill two wells in the Thrace Basin in mid 2002. The seismic survey and wells drilled on adjacent producing permits indicate similar characteristics on our acreage. As of December 31, 2001, there were no net reserves for the land covered by the Thrace Basin Permits.

     Additional development potential exists in Turkey. During 2000, the operator at the Zeynel Field drilled the number 13 well and completed it as an oil producer. At Cendere, the Turkish National Oil Company completed the Cendere number 17 well in early 2001. This well is producing at a rate of 750 BBL/D, or 150 BBL/D to our interest. We believe both of these fields have potential for additional drilling locations.

     TRINIDAD, WEST INDIES

     In Trinidad, all of our operations are conducted by, and licenses are held through, Trinidad Exploration and Development, Ltd. (“TED”), of which we are a 25% owner. In the South West Peninsula area of Trinidad, previously unperforated zones were put on production in the Bonasse Field. Four wells are currently on production at about 49 BBL/D. TED has an acreage position of 35,000 acres in Trinidad located on the Southwest Peninsula. This acreage position is located adjacent to Palo Seco to the east, Soldado and South West Soldado to the north, and the Pedernales Field in Venezuela to the west. Based on the proximity to the Palo Seco, Soldado and Pedernales Fields, we believe that there is potential to discover oil reserves on TED’s current acreage position. In addition, TED has contracted for a 3D seismic program covering 150 square kilometers on the Cedros Peninsula permit.

     Most of the region’s onshore oil comes from shallow producing zones, but TED has identified an untested anticlinal feature at a deeper target horizon. It is in this horizon that we believe there exists the potential for oil discoveries.

     See “Item 3. Legal Proceedings – Trinidad Arbitration” regarding the dispute over our ownership percentage in TED.

DOMESTIC

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

     PALO DURO BASIN

     The Palo Duro Basin, where we own mineral interests under approximately 195,000 gross acres, located in Motley and Cottle Counties, Texas, is a moderate depth depression between the Matador Arch on the south and the Amarillo uplift complex to the north. There was no leasing or drilling activity with respect to our mineral interests in this region in 2001.

     MATADOR ARCH

     The Matador Arch, where we own mineral interests under approximately 90,000 gross acres, is a prominent east-west structural positive traversing north Texas and southern Oklahoma. During 2000, one gross (.15 net) well was successfully drilled and completed in the Wolfcamp at approximately 3,300 feet, pump testing at a daily rate of 50 BBL/D extending the Matador Field. We own a 15% net royalty interest in this well. That same operator re-entered a drilled and abandoned well on the same lease, but it tested dry. In February 2001, the operator drilled another dry hole on the same lease.

     EASTERN SHELF

     The Eastern Shelf of the Midland Basin, where we own mineral interests under approximately 185,000 gross acres, located primarily in Dickens County, Texas, is prospective for shallow Permian age oil accumulations in the Tannehill Sand and possible deeper objectives in the Pennsylvanian section.

     As of April 12, 2002, two wells have been drilled on our Pitchfork Ranch acreage. We participated for a 9.4% working interest and a 9.4% royalty interest in each well. Both were successful extensions to the Silver Spur (Tannehill) Field bringing the total number of producers in the field to six. These two wells were completed in the Tannehill at approximately 3,900 feet and pump tested for a combined potential rate of 140 BBL/D.

     SOUTHEASTERN STATES HOLDINGS

     In December 1998, we acquired approximately 1,775,000 gross (876,000 net) acres located in Mississippi, Alabama and Louisiana. Most of our activity is generated along the southern half of each of these three states. Unlike our Texas Holdings, our mineral spread here is diversified over several geologic provinces and not highly concentrated in one specific area. Conversely, we own a mineral position in every county in Mississippi and Alabama. The majority of the leasing and exploration activity on our minerals is in Mississippi.

     MISSISSIPPI

     We own perpetual mineral interests in approximately 1,137,000 gross acres in Mississippi. The largest concentration of activity for our Southeastern States Holdings is in the geologic province commonly known as the Mississippi Salt Basin. This province primarily stretches from northeastern Louisiana across the southern half of Mississippi and just into the southwestern portions of Alabama. In another province of more recent importance is the development of a Deep Knox Gas discovery in northeastern Mississippi located just southwest and adjacent to the Black Warrior Basin. This basin extends from northeastern Mississippi into northwestern Alabama.

     The majority of mineral leasing activity for us occurs on the Mississippi portion of its Southeastern States Holdings. For the year ending December 31, 2001, we received $422,110 in lease bonus and $70,455 rental income from the leasing of approximately 5,215 net mineral acres. In 2000, we received approximately $475,000 in lease bonus and rental income from the leasing of approximately 4,900 net mineral acres.

     Mississippi Salt Basin

     The Mississippi Salt Basin contains two major areas of exploration activity that currently provide us with the opportunity to gain significant reserve additions. The two areas are the Piercement Salt Domes and the Salt Ridges.

     Piercement Salt Domes

     The Piercement Salt Dome activity is currently focused in the south-central portion of Mississippi in Covington, Jefferson Davis and Jones Counties, Mississippi. These geologic features have several target pay zones ranging from primary objectives in several Hosston Sandstones at depths of over 15,000 feet to secondary objectives in the Sligo and Paluxy formations at approximately 14,000 feet and 12,000 feet, respectively. The current success in this area is primarily attributed to the utilization of modern 3D seismic technology. As a royalty owner, we do not bear the burden of any expenses in exploring and developing any fields discovered.

     Salt Ridges

     Salt Ridge exploration activity is resuming in Wayne County, Mississippi. The primary objectives are the Cotton Valley, Smackover and Norphlet formations ranging from 12,000 feet to 18,000 feet. The use of modern 3D seismic technology has been critical to the success of this activity.

     Deep Knox Gas

     Current activity is centered in western Oktibbeha County, Mississippi, adjacent to the Black Warrior Basin, where several 15,000-foot plus Knox test wells have been completed since June 1998 as extensions of the Maben Field which was originally discovered in 1970. The No. 1 Irene E. Brown et al 21-3 is the fifth successful extension well drilled and completed by the operator. We own a 2.81% net royalty interest in this well and now own a royalty interest in four of the five wells drilled and completed since 1998.

     This area continues to be promising since few wells have been drilled to the Knox formation in this region near or in the Black Warrior Basin. The operator’s continued success, aided by the use of modern 3D seismic technology, should fuel future drilling interest around the Maben Field area.

     ALABAMA

     We own perpetual oil and gas mineral and royalty interests in approximately 622,000 gross acres in Alabama. We own a mineral position in every county in Alabama. Activity on our minerals in Alabama is not as significant as it is in Mississippi.

     LOUISIANA

     We own oil and gas mineral and royalty interests in approximately 16,000 gross acres in Louisiana. Unlike the other states where we own perpetual minerals, the laws in Louisiana are such that the minerals prescribe to the surface owner after 10 years have passed without any production or drilling on said lands. Since we do not own the surface rights in any of the properties that were acquired in December 1998, the consequence is that we do not maintain many of our mineral rights if production ceases for a period of 10 years.

     FOUR STATE PROPERTY HOLDINGS

     In September 1999, we acquired certain oil and gas royalty interests located in Arkansas, California, Kansas and Michigan. The holdings include approximately 140 producing wells in addition to approximately 56,000 gross (18,000 net) undeveloped acres. While we have experienced limited leasing activity on these holdings thus far, we continue to receive new revenues generated from additional drilling development in Arkansas and secondary recovery enhancements in California.

     TEXONA PETROLEUM CORPORATION ACQUISITION

     In September 2000, we acquired an interest in close to 1,000 wells as a part of the acquisition of Texona Petroleum Corporation. While the wells are located in 12 states, the primary value is concentrated in Oklahoma, Texas and Louisiana. Almost all of the interests acquired were non-operated working interests.

     ANDERSON ET AL ACQUISITION

     On July 26, 2001, we acquired royalty and working interests in approximately 800 gross wells primarily located in Kansas, New Mexico, and Oklahoma for approximately $3.8 million, funded by existing cash and borrowings under the Facility (as defined under Item 7. Management’s Discussion and Analysis – Liquidity and Capital Resources). This acquisition had an effective date of May 1, 2001, and resulted in reserve additions of approximately 2.7 Bcf as of that date.

     RAZORHAWK ACQUISITION

     On April 26, 2001, we acquired working interests in 18 gross wells in Meade County, Kansas from Fremont Exploration, Inc. for approximately $4.0 million, funded by existing cash and borrowings under the Facility. This acquisition had an effective date of March 1, 2001, and resulted in reserve additions of approximately 2.5 Bcf as of that date.

TITLE TO OIL AND GAS PROPERTIES

     INTERNATIONAL

     FRANCE

     We do not hold title to properties in France, but have been granted exploration permits and production permits by the governments of France. We have three French exploration permits: Thibie, Marvilliers and Nangis. There are no proved reserves associated with any of these permits. The Thibie permit expires in 2002 and we have already submitted an application for renewal. The Marvilliers permit expires in 2004 and the Nangis permit expires in 2005. The French exploration permits contain minimum financial requirements that must be met during their term. If such obligations are not met, the permits could be subject to forfeiture.

     The French production permits cover five producing oil fields in the Paris Basin. The years the current production permits in France expire are as follows:

	Permit	Total Proved	Post-Expiration	Percent of Proved
	Expiration	Reserves	Proved Reserves	Reserves Post-
PROPERTY	Year	(MBbls)	(MBbls)	Expiration

Neocomian Fields	2011	7,107	3,295	46.36%
Charmottes Field	2013	1,165	124	10.64%

     We believe that, although the French government has the option to renew production permits, it will renew such production permits, so long as we, as the license holder, demonstrate financial and technical capabilities and establish the studies used in defining the work schedule. However, there can be no assurance that we will be able to renew any of its permits that expire.

     TURKEY.

     We do not hold title to properties in Turkey, but have been granted exploitation leases and exploration licenses by the government of Turkey. The years the current exploitation leases and exploration licenses expire in Turkey are as follows:

	Permit	Total Proved	Post-Expiration	Percent of Proved
	Expiration	Reserves	Proved Reserves	Reserves Post-
PROPERTY	Year	(MBbls)	(MBbls)	Expiration

Exploitation leases
Zeynel	2010	73	6	8.22%
Cendere	2011	863	73	8.42%
Exploration licenses
Central and Southeast
Exploration	2002	—	—	N/A
Thrace Basin	2002 and 2004	—	—	N/A

     Under Turkish law, “exploitation leases” are generally granted for a period of twenty years and may be renewed upon application for two additional ten year periods. “Exploration licenses” are generally granted for four year terms, and may be extended for two additional two year terms, provided that drilling obligations stipulated under Turkish law are satisfied. If an exploration license is extended for development as an exploitation lease, the period of the exploration license(s) is counted towards the 20 year exploitation lease.

     DOMESTIC

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

     We own oil and gas mineral and royalty interests in approximately 16,000 gross acres in Louisiana. Unlike the other states where we own perpetual minerals, the laws in Louisiana are such that the minerals prescribe to the surface owner after 10 years have passed without any production or drilling on said lands. Since we do not own the surface rights in any of the properties that were acquired in December 1998, the consequences are that we do not maintain many of our mineral rights if production ceases for a period of 10 years.

     Our properties are generally subject to:

•	customary royalty and overriding royalty interests;

•	liens incident to operating agreements and

•	liens for current taxes and other burdens and minor encumbrances, easements and restrictions.

     We believe that none of these burdens either materially detract from the value of our properties or materially interfere with their use in the operation of our business. Substantially all of our properties are pledged as collateral under the Facility.

OIL AND GAS RESERVES

     The following table sets forth information about our estimated net proved reserves at December 31, 2001 and 2000. LaRoche Petroleum Consultants, Ltd., an independent petroleum engineering firm in Dallas, Texas, prepared the estimates of proved developed reserves, proved undeveloped reserves and discounted present value (pretax). We prepared the estimate of standardized measure of proved reserves in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities.” Because we consummated the acquisition of Madison on December 31, 2001, the table includes information about Madison’s net proved reserves at that date.

	December 31,

	2001	2000

Proved developed:
Oil (MBbls)	8,043	2,445
Gas (MMcf)	12,923	13,666
Total (MBOE)	10,197	4,723
Proved undeveloped:
Oil (MBbls)	3,171	78
Gas (MMcf)	—	18
Total (MBOE)	3,171	81
Discounted present value (PRETAX) (in thousands)	$56,633	$81,650
Standardized measure of proved reserves (in thousands)	$49,310	$57,656

     Reserves were estimated using oil and gas prices and production and development costs in effect on December 31, 2001 and 2000, without escalation. The reserves were determined using both volumetric and production performance methods. Proved reserves are those estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. THE VALUES REPORTED MAY NOT NECESSARILY REFLECT THE FAIR MARKET VALUE OF THE RESERVES.

     For additional information concerning our oil and gas reserves and estimates of future net revenues attributable thereto, see Note 20 of the Notes to the Consolidated Financial Statements.

PRODUCTIVE WELLS

     The following table sets forth our gross and net interests in productive oil and gas wells as of December 31, 2001. Productive wells include wells currently producing or currently capable of production. Because we consummated the acquisition of Madison on December 31, 2001, the table includes information about Madison’s productive wells at that date.

	Gross(1)			Net(2)

	OIL	GAS	TOTAL	OIL	GAS	TOTAL

United States	695	353	1,048	34.20	42.31	76.51
France	87	—	87	87.00	—	87.00
Turkey	14	—	14	2.45	—	2.45

(1)	“Gross” refers to all wells in which we have a working interest.

(2)	“Net” refers to the aggregate of our percentage working interest in gross wells before royalties, before or after payout, as appropriate.

ACREAGE

     The following table sets forth the developed and undeveloped acreage attributable to our ownership as of December 31, 2001. Because we consummated the acquisition of Madison on December 31, 2001, the table includes information about Madison’s acreage at that date.

	Developed Acreage		Undeveloped Acreage		Total Acreage

	Gross	Net	Gross	Net	Gross	Net

USA	259,479	37,702	69,352	33,235	328,831	70,937
France	24,260	24,260	98,099	98,099	122,359	122,359
Turkey	32,568	1,540	2,907,752	1,998,994	2,940,320	2,000,534
Trinidad	35,000	8,750	—	—	35,000	8,750

     Undeveloped acreage is considered to be only those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not the acreage contains proved reserves.

DRILLING ACTIVITIES

     The following table summarizes the wells drilled during the periods indicated. Because we consummated our acquisition of Madison on December 31, 2001, the table excludes information related to wells Madison drilled during the specified periods.

	Year ended December 31,

	2001		2000

	Gross(1)	Net(2)	Gross(1)	Net(2)

Development:
Gas(3)	6	0.96	5	0.29
Oil (4)	4	0.48	—	—
Abandoned (5)	4	0.85	2	0.19

Total	14	2.29	7	0.48

Exploratory
Gas(3)	6	1.19	3	0.38
Oil (4)	2	0.45	2	0.45
Abandoned (5)	13	1.96	3	0.45

Total	21	3.60	8	1.28

(1)	“Gross” means the number of wells in which we have a working interest.

(2)	“Net” means the aggregate of the numbers obtained by multiplying each gross well by our after pay-out percentage working interest therein.

(3)	“Gas” means gas wells which are either currently producing or are capable of production.

(4)	“Oil” means producing oil wells.

(5)	“Abandoned” means wells that were dry when drilled and were abandoned without production casing being run.

NET PRODUCTION, UNIT PRICES AND COSTS

     The following table summarizes our oil, natural gas and natural gas liquids production, net of royalties, for the periods indicated. The following table also summarizes calculations of our average unit sales prices and unit costs in total. All such data relate to activities within the United States. Because we consummated our acquisition of Madison on December 31, 2001, the table excludes information related to Madison’s operations.

	Year ended December 31,

	2001	2000	1999

Production:
Oil (Bbls)	295,902	273,706	128,924
Daily average (Bbls/Day)	811	750	353
Gas (Mcf)	1,781,460	1,318,714	918,986
Daily average (Mcf/Day)	4,881	3,613	2,518
Daily average (BOE/Day)	1,624	1,352	773
Unit prices:
Average oil price ($/Bbl)	$23.39	$28.45	$17.14
Average gas price ($/Mcf)	3.76	3.94	2.14

Average equivalent price ($/BOE)	$22.97	$26.67	$14.81

Unit costs ($/BOE):
Lease operating	$5.53	$4.71	$2.48
Exploration and acquisition	4.42	0.63	1.44
Depreciation, depletion and amortization	8.28	4.94	4.52
Impairment of oil and gas properties	2.21	—	—
General and administrative	4.74	4.61	5.62
Interest	2.15	2.86	2.81

Total	$27.33	$17.75	$16.87

PRESENT ACTIVITIES

     For the period January 1, 2001 through April 12, 2002, we participated in drilling one gross (0.25 net) exploratory well. The well was successfully completed as an oil well.

OFFICE LEASE

     We occupy approximately 5,277 square feet of office space at 4809 Cole Avenue, Suite 108, Dallas, Texas 75205 under a lease from Chalk Stream Properties, L.P. Total rental expense for 2001 was approximately $130,000. As the result of the Madison acquisition, we also occupy approximately 1,377 square feet of office space at 13/15 Boulevard de la Madeleine, 75001 Paris, France from Societe la Madeleine, and approximately 621 square feet of office space at 9400 N. Central Expressway, Suite 1209, Dallas, Texas 75231. Because we consummated our acquisition of Madison on December 31, 2001, our results of operations exclude rent expense related to these locations.

ITEM 3. LEGAL PROCEEDINGS.

     Karak Petroleum. Madison and its wholly-owned subsidiary Trans-Dominion Holdings Ltd. are named as defendants in a complaint filed in Alberta, Canada, in 1999. The complaint arises from a dispute between Karak Petroleum, a subsidiary of Trans-Dominion Holdings, and the operator of an exploratory well in Pakistan in 1994 in which Karak was a joint interest partner. The plaintiffs allege that they are owed approximately $500,000. We feel that the plaintiffs claims are wholly without merit and intend to defend the case vigorously. We presently cannot predict the outcome of this matter, and accordingly, we have not accrued any amounts for this matter.

     Turkish Registered Capital. Under the existing Petroleum Law of Turkey, capital which is invested by foreign companies for projects such as oil and gas exploration can be registered with the General Directorate of Petroleum Affairs, thereby qualifying for protection against adverse changes in the exchange rate between the time of the initial investment and the time such capital is repatriated out of Turkey. Since 1997 the Turkish government has suspended such protection for repatriated capital. As holder of more than $50 million of registered capital, we have filed suit in Turkey to attempt to restore the exchange rate protections afforded under the law. No amounts are accrued related to this contingency. Holders of Madison common stock have the right to receive, in cash or our common stock, 30% of certain potential payments that may be received from the Turkish government for the protection of repatriated capital. For additional information regarding potential payment to holders of Madison common stock, see Note 9 to the Notes to the Consolidated Financial Statements.

     Trinidad Arbitration. We hold a 25% interest in Trinidad Exploration and Development, Ltd., a Trinidad company engaged in oil and gas exploration. Until August 2000, Trinidad Exploration and Development was a wholly-owned subsidiary of Madison, at which time Madison sold a 75% interest to another company. Under the terms of the sale, the buyer was required to fund $4.0 million in costs of drilling and exploration before Madison was required to contribute additional amounts in accordance with its 25% shareholding. During 2001, Trinidad Exploration and Development has been primarily engaged in a seismic program to conduct exploration on a license interest in the South West Peninsula of Trinidad. In late August, Madison received an initial billing for capital contributions to fund the ongoing exploration. The operator claims, however, that Madison did not make timely payments and that Madison’s interest in Trinidad Exploration and Development is therefore reduced from 25% to 12.5%. We are currently disputing any reduction in our interest and, pursuant to the shareholder agreement between the parties, we have engaged counsel to pursue arbitration proceedings to settle the dispute. The preliminary arbitration hearing is scheduled for June 2002. We are currently unable to predict the outcome of the arbitration proceedings.

     From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 3, 2001, we submitted a Joint Proxy Statement/Prospectus to our stockholders as of record date November 5, 2001, requesting them to consider and vote at the special meeting on December 31, 2001, upon (1) a proposal to issue up to 6,800,000 shares of our common stock pursuant to the terms of that certain Agreement and Plan of Merger, dated October 3, 2001, by and among Toreador, MOC Acquisition Corporation and Madison; and (2) a proposed 2002 Stock Option Plan pursuant to which 500,000 shares of Toreador common stock will be reserved for issuance pursuant to future stock option grants. The following table summarizes the votes received related to the above matters. As of the record date, there were 6,296,944 shares issued and outstanding.

	Agreement and Plan	2002 Stock Option
	of Merger	Plan

For	2,856,514	2,632,553
Against	55,378	271,638
Abstentions and broker non-votes	3,385,052	3,392,753

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Our shares of common stock, par value $.15625 per share, are traded on the Nasdaq National Market System under the trading symbol “TRGL”. Effective January 8, 2002 our shares of common stock started trading on the Toronto Stock Exchange under the symbol “TRX”. The following table sets forth the high and low sale prices per share for the common stock for each quarterly period during the past two fiscal years as reported by Nasdaq based upon quotations which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2001	High	Low

First Quarter	7 5/8	5 1/4
Second Quarter	6 5/8	5 1/2
Third Quarter	6	5 3/8
Fourth Quarter	5 3/4	3 5/8

2000	High	Low

First Quarter	8	3 5/8
Second Quarter	5 1/2	4 7/8
Third Quarter	6 1/2	4 7/8
Fourth Quarter	6 1/4	5 3/4

HOLDERS AND CLOSING PRICE

     As of April 12, 2002, there were 9,377,517 shares of common stock outstanding and held of record by approximately 890 holders (inclusive of those brokerage firms, clearing houses, banks and other nominee holders, holding common stock for clients, with all such nominees being considered as one holder).

     The closing price of the common stock on the Nasdaq National Market System on April 12, 2002 was $3.97. The closing price on the Toronto Stock Exchange on April 12, 2002 was Canadian $6.00.

DIVIDENDS

     Dividends on the common stock may be declared and paid out of funds legally available when and as determined by our board of directors. We paid cash dividends totaling $52,000 during 2000. Our board of directors plans to continue our policy of holding and investing corporate funds on a conservative basis, and thus we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, under the terms of the Facility described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources,” we are prohibited from paying dividends on the common stock without prior consent from Bank of Texas, National Association (other than dividends payable in shares of common stock).

     Dividends on our Series A Convertible Preferred Stock are paid on a quarterly basis per the terms of the Certificate of Designation, as amended. Cash dividends totaling $360,000 were paid for the years ended December 31, 2001, 2000 and 1999. Future dividends will be paid in cash only at a rate of $90,000 per calendar quarter.

SALES OF UNREGISTERED SECURITIES

     In the fourth quarter of 2001, we issued the following equity securities that were not registered under the Securities Act of 1933, as amended:

     On December 31, 2001, pursuant to Section 4(2) of the Securities Act of 1933 (the “1933 Act”), as amended, we issued to J. Joseph Ciavarra a warrant to purchase up to 29,500 shares of common stock pursuant to the terms of the merger agreement for the acquisition of Madison at an exercise price of $7.51 per share. The warrant expires on July 9, 2002.

     Also pursuant to Section 4(2) of the 1933 Act, as amended, on December 31, 2001, we issued to PHD Partners, L.P., through our subsidiary, Madison, an amended and restated convertible debenture in the principal amount of $2,159,746. Interest on the convertible debenture is payable in cash or shares of our common stock and the principal is convertible into shares of common stock at a conversion price of $6.75 per share of our common stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table summarizes certain selected financial data with respect to our financial condition and results of operations for the periods indicated. The selected financial data should be read in conjunction with the financial statements and related notes set forth in “Item 8. Financial Statements and Supplementary Data” of this Part II.

	Year ended December 31,

	1997	1998	1999	2000	2001

		(in thousands, except per share data)
INCOME STATEMENT DATA:
Revenues:
Oil and gas sales	$2,325	$1,969	$4,259	$13,164	$13,952
Gain (loss) on commodity derivatives	—	—	—	(135)	1,143
Lease bonuses and rentals	288	168	463	472	596

Total revenues	2,613	2,137	4,722	13,501	15,691
Costs and expenses:
Lease operating	862	583	699	2,325	3,280
Exploration and acquisition	546	651	405	309	2,619
Depreciation, depletion and amortization	539	514	1,262	2,439	4,908
Impairment of oil and gas properties	—	—	14	—	1,309
General and administrative	803	1,000	1,584	2,273	2,808

Total costs and expenses	2,750	2,748	3,964	7,346	14,924

Operating income (loss)	(137)	(611)	758	6,155	767
Other income (expense)
Equity in earnings of unconsolidated investees	—	—	—	(54)	(206)
Gain on sale of properties and other assets	26	—	852	408	(487)
Gain (loss) on sale of marketable securities	—	—	(80)	(54)	(23)
Interest and other income	(24)	171	109	71	163
Interest expense	—	(36)	(794)	(1,409)	(1,277)

Total other income (expense)	2	135	87	(1,038)	(1,830)

Income (loss) before income taxes	(135)	(476)	845	5,117	(1,063)
Provision (benefit) for income taxes	(84)	(234)	337	1,764	421

Net income (loss)	(51)	(242)	508	3,353	(642)
Dividend on preferred shares	—	20	360	360	360

Income (loss) attributable to common shares	$(51)	$(262)	$148	$2,993	$(1,002)

Basic income (loss) per share	$(0.01)	$(0.05)	$0.03	$0.54	$(0.16)

Diluted income (loss) per share	$(0.01)	$(0.05)	$0.03	$0.50	$(0.16)

Weighted average shares outstanding
Basic	5,022	5,125	5,186	5,522	6,319
Diluted	5,022	5,125	5,251	6,691	6,319
CASH FLOW DATA:
Net cash provided by operating activities	$831	$277	$763	$6,046	$8,220
Capital expenditures for oil and gas property and equipment	(717)	(13,952)	(9,208)	(2,430)	(11,606)
BALANCE SHEET DATA:
Working capital	3,007	1,988	439	3,178	(879)
Oil and gas properties, net	3,210	16,210	24,424	34,630	78,028
Total assets	6,527	19,782	26,456	40,325	94,454
Long-term debt	—	7,880	14,667	15,244	36,874
Stockholders’ equity	6,217	10,595	10,650	20,261	33,555

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed under the captions “Business,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this annual report may constitute “forward-looking” statements for purposes of the 1933 Act, and the Securities Exchange Act of 1934 and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of us to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “plans,” “believes,” “continues,” “expects,” “projections,” “forecasts,” “intends,” “may,” “might,” “could,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. Various factors that could cause the actual results, performance or achievements of us to differ materially from our expectations are disclosed in this report (“Cautionary Statements”), including, without limitation, those statements made in conjunction with the forward-looking statements included under the captions identified above and otherwise herein. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the Cautionary Statements.

INTRODUCTION

     In Management’s Discussion and Analysis, we explain our general financial condition and the results of operations including:

•	what factors affect our business;

•	what our earnings and costs were in 2001, 2000 and 1999;

•	why those earnings and costs were different from the year before;

•	where our earnings came from;

•	how all of this affects our overall financial condition;

•	what our expenditures for capital projects were in 1999 through 2001 and what we expect them to be in 2002 and

•	where cash will come from to pay for future capital expenditures.

     As you read Management’s Discussion and Analysis, it may be helpful to refer to our Consolidated Statements of Operations on page F-4, which present the results of our operations for 2001, 2000 and 1999. In Management’s Discussion and Analysis, we analyze and explain the annual changes in the specific line items in the Consolidated Statements of Operations.

CRITICAL ACCOUNTING POLICIES

     The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenues and expenses. We base these estimates and assumptions upon the best information available to us at the time of the estimates or assumptions. Our estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, our actual results could differ materially from our estimates. The most significant estimates made by our management include future net cash flow for purposes of evaluating oil and gas properties for impairment, unrealized gains and losses on commodity derivatives, oil and gas sales receivable, and valuation of goodwill. The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities. A full description of all of our significant accounting policies is included in Note 2 to our Consolidated Financial Statements included in this annual report.

     We follow the successful efforts method of accounting for our oil and gas properties. Under this method, we capitalize the costs of successful wells and expense the costs of dry holes. Accordingly, our operations can be materially impacted if our drilling efforts are unsuccessful. Dry hole costs amounted to $1.8 million in 2001, $51,000 in 2000, and $10,000 in 1999. Under the successful efforts method, we must also evaluate our investments in each producing field. If such investments are greater than our estimates of undiscounted future net cash flow, then we must record a charge to impairment for the difference between our investment and the discounted future net cash flow. Accordingly, any year in which oil and/or gas prices decline, our operations and financial position could be materially impacted by a charge to impairment. Such charges amounted to $1.3 million in 2001, zero in 2000, and $14,000 in 1999.

     Since our primary operations are oil and gas sales, we are exposed to fluctuations in oil and gas commodity prices. We employ a policy of hedging well-defined price risks with oil and gas swaps and options, but we do not designate such instruments as hedges for accounting purposes. Since we do not designate our derivatives as hedges, we record them at fair value and recognize changes in their fair values in earnings as they occur. Accordingly, our operations and financial position could be materially impacted by changes in the fair values of our hedging instruments. Such changes in the fair values of our hedging instruments are driven by commodity prices. In 2001, we recorded gains due to changes in fair value of derivatives amounting to $447,000. In 2000, we recorded a loss of $135,000 due to changes in the fair value of derivatives.

     We estimate our accrual for oil and gas sales receivable by first predicting the volumes we will produce based on recent production trends and, if available, production information provided by our operators. Then, we multiply those volumes by the average posted commodity prices for the periods of production. The product is our oil and gas sales receivable accrual. Our estimates of quantity production or average price could vary from actual quantities produced and prices realized, causing material variations in our financial position and results of operations.

     As a result of our acquisition of Madison, we have recorded approximately $5.0 million of goodwill at December 31, 2001. In succeeding periods, we will review the value of goodwill by comparing it to future net cash flow realizable from the properties we acquired in the acquisition of Madison. To the extent that the recorded amount of goodwill is greater than the future net cash flow related to the oil and gas properties acquired, we will record a charge to goodwill impairment for the difference in the recorded value and our estimate of discounted net cash flow.

LIQUIDITY AND CAPITAL RESOURCES

     At the present time, the primary source of capital for financing our operating and investing activities is our cash flow from operations. During 2001, cash flow provided by operating activities was $8,220,000. We anticipate that cash flow provided by operating activities for 2002 will be approximately $12.0 million.

     In 2002, we are exploring ways to refinance all or part of our existing capital structure, which may include either revolving debt, preferred stock, or a combination of the two. We currently have two borrowing facilities available to fund our investing and financing cash flow needs, to the extent that operating cash flow does not cover such needs. First, we have a revolving credit facility with Bank of Texas (the “Facility”) with a borrowing base at December 31, 2001 of $21.9 million. At December 31, 2001, we had borrowings outstanding under the Facility of approximately $20.4 million. Second, we have a revolving credit facility with Barclays Bank, Plc (the “Barclays Facility”). The Barclays Facility is divided into three tranches. Under Tranche A, we had $16.5 million outstanding at December 31, 2001. Under Tranches B and C, we had $2.4 million and $0.2 million outstanding at December 31, 2001, respectively. The Barclays Facility has a borrowing base of $20.0 million, but we are not allowed to draw any amounts under the Barclays Facility until the outstanding borrowings under Tranches B and C are repaid. Accordingly, we have $1.5 million of available borrowings under our two facilities. $2.6 million of the amount outstanding under the Barclays Facility is due in July 2002. We intend to fund such amount from our operating cash flow, unless we are successful in refinancing the Barclays Facility.

     Our 2002 capital exploration budget, excluding any acquisitions we may make, could range from $7.5 million to $10.5 million, depending on the timing of any new seismic surveys and drilling of exploratory and development wells in which we may hold a working interest. We intend to fund our capital exploration budget from operating cash flow and borrowings under the Facility. We also intend to actively evaluate opportunities to acquire producing properties that represent unique opportunities for us to add additional reserves while not increasing general and administrative costs. Any such acquisitions will be financed using cash on hand, borrowings under the Facility, the proceeds of any refinancing, or any combination thereof. We will focus most of our capital budget during 2002 on prospects that are currently in our inventory as a result of our acquisition of Madison. We are currently planning on exploring in Turkey during 2002 and developing producing properties in France. Additionally, TED is planning on exploring in Trinidad.

     We may reinvest proceeds from option and lease bonuses by taking a working interest in 3D seismic projects or in wells. To the extent cash flow from operations does not significantly increase and external sources of capital are limited or unavailable, our ability to make the capital investment to participate in 3D seismic surveys and increase our interest in projects on our acreage will be limited. We expect to receive future funds through production from existing producing properties and new producing properties that may be discovered through exploration of our acreage by third parties or by us. Funds may also be provided through external financing in the form of debt or equity. There can be no assurance as to the extent and availability of these sources of funding.

     We maintain our excess cash funds in interest-bearing deposits and in marketable securities. In addition to the properties described above, we also may acquire other producing oil and gas assets, which could require the use of debt, including the Facility or other forms of financing.

     We believe that sufficient funds will be available from operating cash flow, or borrowings under our current credit facilities to meet anticipated capital requirements for fiscal 2002. The following table sets forth our contractual obligations at the end of 2001 for the periods shown (dollars in thousands):

		Due Within
		Two to	Due Within
	Due Within	Three	Four to
	One Year	Years	Five Years	Thereafter	Total

Debt	$2,625	$9,500	$27,374	$—	$39,499
Leases	274	566	446	20	1,306

Total	$2,899	$10,066	$27,820	$20	$40,805

     Through December 31, 2001, we have used $2,354,000 of our cash reserves to purchase 681,027 shares of our common stock. We intend to repurchase shares of our common stock when, based on market conditions, we deem appropriate. Such repurchases will be funded from available operating cash flows.

     Dividends on our common stock may be declared and paid out of funds legally available when and as determined by our board of directors. Our policy is to hold and invest corporate funds on a conservative basis, and thus we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, under the terms of the Facility we are prohibited from paying dividends on the common stock without prior consent from Bank of Texas, National Association (other than dividends payable in shares of common stock).

     Dividends on our Series A Convertible Preferred Stock are paid on a quarterly basis per the terms of the Certificate of Designation. Cash dividends totaling $360,000 were paid for the years ended December 31, 2001, 2000 and 1999. Future dividends will be paid in cash only at a rate of $90,000 per calendar quarter.

     During 2001, we received a total of $256,000 as a result of the exercise of stock options to purchase our common stock by a director and former employees of a company acquired in 2000. Those options related to 10,000 shares of common stock with an exercise price of $3.625 per share and 70,400 shares of common stock with an exercise price of $3.12, respectively.

RESULTS OF OPERATIONS

     COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

     Revenues. Oil and natural gas sales revenues increased by approximately $800,000 or 6% from $13.2 million to $14.0 million for the year ended December 2001 and 2000, respectively. The increase was the result an increase in oil and natural gas production brought about by recent acquisitions. We received $23.39 per Bbl for its oil production during the year ended December 31, 2001, which is 18% less than the $28.45 received in the same period of 2000. We sold our gas production during the year ended December 31, 2001 for $3.76 per Mcf, which is 5% lower than the $3.94 per Mcf received during the same period of 2000. Natural gas volumes sold increased 35% from 1,319 MMcf during the year ended December 31, 2000 to 1,781 MMcf during the year ended December 31, 2001, while oil volumes increased 8% from 274 MBbls to 296 MBbls over the same period. The increase in oil and natural gas production is due primarily from production on the properties acquired in the acquisition of Texona, and the Razorhawk acquisition. Additionally, we had gains on natural gas commodity derivatives of approximately $1.1 million for the year ended December 31, 2001, which were not present in 2000.

     Lease bonuses and rentals increased by $124,000 or 26% from $472,000 to $596,000, primarily due to our efforts to optimize our mineral holdings.

     Total revenues increased $2.2 million, or 16%, $13.5 to $15.7 million for the year ended December 31, 2000 and 2001, respectively.

     Expenses. Lease operating expenses increased by approximately $1.0 million or 43%, to $3.3 million for the year ended December 31, 2001 from $2.3 million for the same period in 2000.

     This increase was principally the result of adding working interest properties through the acquisition of Texona in September 2000 and working interest properties acquired in the Razorhawk acquisition in April 2001.

     Exploration and acquisition expenses increased from $309,000 to $2.6 million for the year ended December 31, 2000 and 2001, respectively. This increase is commensurate with the increase in our drilling activity between the two periods. We drilled 14 developmental and 21 exploration wells during the year ended December 31, 2001, of which 17 were dry holes. The total dry hole expense included in this category is $553,000 during the year ended December 31, 2001.

     Depreciation, depletion and amortization increased by $2.5 million, or 104%, to $4.9 million for the year ended December 31, 2001 from $2.4 million for the same period in 2000. A portion of this increase relates to increased oil and gas production during 2001. The primary reason for the large increase is the significant loss of reserves due to lower oil and gas prices at December 31, 2001 as compared to the unusually high prices at December 31, 2000. The downward revision of oil and gas reserves forces the 2001 production to represent a much higher percentage of overall reserves, resulting in a higher depletion rate.

     General and administrative expenses increased by $500,000, or 22%, to $2.8 million from $2.3 million for the year ended December 31, 2001 and 2000, respectively. The increase is due primarily to increased payroll related costs from added personnel required to manage growth, and expenditures related to increased stockholder relations activities.

     Compared to the year ended December 31, 2000, we significantly increased our operations for the year ended December 31, 2001 through the acquisition of Texona and the Razorhawk and Anderson acquisitions. We also incurred unusually high depletion in 2001 as previously mentioned. Additionally, we strongly focused on our exploration program during that time. As a result, total costs and expenses increased $6.3 million or 86% from $7.3 million in the year ended December 31, 2000 to $13.6 million for the same period in 2001.

     Equity in the earnings of unconsolidated entities consists primarily of our portion of EnergyNet’s operations. During the year ended December 31, 2001, EnergyNet incurred a net loss of approximately $651,000 ($228,000 net to our interest). For the same period in 2000, EnergyNet incurred a loss of approximately $464,000 ($64,000 net to our interest).

     We recognized loss on sale of properties and other assets of $487,000 during the year ended December 31, 2001, compared to a gain of $408,000 for the same period in 2000. The loss in 2001 was the result of selling two large working interest properties that had encountered operational problems during the year and were losing money.

     Interest and other income increased from $71,000 in 2000 to $163,000 in 2001 due primarily to new revenues from saltwater disposal and gathering system activities brought about by the acquisition of Texona in September 2000.

     Interest expense decreased by approximately $100,000 between the years ended December 31, 2001 and 2000, from $1.4 to $1.3 million. This is due to a decrease in the average rate of interest on our revolving line of credit.

     Net Income. The loss applicable to common shares amounted to $1.0 million, or $0.16 per basic and diluted share versus income of $3.0 million, or $0.54 per basic share and $0.50 per diluted share for the year ended December 31, 2001 and 2000, respectively.

     COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

     Revenues. Total revenues for 2000 were $13,501,000 compared with $4,722,000 in 1999. Revenues from oil and gas sales increased to $13,164,000 in 2000 from $4,259,000 in 1999. This 209.1% increase reflects a 74.9% increase in volume on a BOE basis (principally reflecting the benefit of a full year of revenue from properties acquired in the latter part of 1999, along with the acquisition of Texona in September 2000) along with an 80.1% increase on a price per BOE basis. Average oil prices increased 66.0% to $28.45 per Bbl in 2000 from $17.14 per Bbl in 1999. Average gas prices increased 84% to $3.94 per Mcf in 2000 from $2.14 per Mcf in 1999. Our net oil production increased 112.3% to 274 MBbls in 2000 from 129 MBbls in 1999. Net gas production increased 43.5% to 1,319 MMcf of gas in 2000 from 919 MMcf of gas in 1999. Lease bonuses and rentals were $472,845 in 2000, up from $463,083 in 1999.

     Expenses. Total costs and expenses were $7,346,000 in 2000 as compared with $3,964,000 in 1999 representing an 85.3% increase. The largest increases came from lease operating expense and depreciation, depletion and amortization where expenses increased 232.4% and 91.1% to $2,325,000 and $2,439,000 in 2000 versus $699,000 and $1,276,000 in 1999, respectively. This major increase reflects the property acquisitions we made during December of 1999 and during 2000, all of which were working interest properties. Exploration and acquisition costs decreased to $309,000 in 2000 from $404,000 in 1999, due to the completion of our two 3D seismic projects. Our general and administrative expenses increased $689,000 or 43.5% to $2,273,000 in 2000 from $1,584,000 in 1999, primarily resulting from the addition of staff.

     Gain on sale of properties and other assets was $408,000 in 2000, down from $852,000 in 1999. The 1999 sales were for two large mineral acreage packages while the 2000 sales were for several producing properties. Interest and other income were $71,000 in 2000 versus $109,000 in 1999. This 35.2% decrease was due to the employment of short-term funds in the acquisition of properties and repayment of debt rather than retaining such funds in interest bearing accounts.

     During 2000, we incurred interest expense of $1,409,000 as compared with $795,000 in 1999 as a result of debt incurred for the property acquisitions made from December of 1999 through December of 2000.

     Net Income. Total net income applicable to common shares for 2000 was $2,993,000 or $0.54 per basic share and $0.50 per diluted share compared to net income of $148,000 or $0.03 per basic and diluted share in 1999.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     We derived the selected historical financial data in the table below from our unaudited interim consolidated financial statements. The sum of net income per share by quarter may not equal the net income per share for the year due to variations in the weighted average shares outstanding used in computing such amounts. The historical data presented here are only a summary, and should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this annual report.

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,

Year ended December 31, 2001
Total revenues	$2,614	$3,335	$4,548	$5,194
Impairment of oil and gas properties	1,309	—	—	—
Total costs and expenses	7,357	2,572	2,675	2,320
Net income (loss)	(3,654)	385	1,018	1,609
Income (loss) attributable to common shares	(3,744)	295	928	1,519
Basic income (loss) per share	(0.59)	0.05	0.15	0.24
Diluted income (loss) per share	(0.59)	0.04	0.13	0.21
Year ended December 31, 2000
Total revenues	$5,061	$3,901	$2,664	$2,381
Total costs and expenses	3,141	2,170	1,814	1,765
Net income (loss)	1,253	1,135	558	407
Income (loss) attributable to common shares	1,163	1,045	468	317
Basic income (loss) per share	0.21	0.19	0.09	0.06
Diluted income (loss) per share	0.17	0.18	0.09	0.06
Year ended December 31, 1999
Total revenues	$1,726	$1,524	$1,078	$1,275
Total costs and expenses	1,667	988	947	1,156
Net income (loss)	(11)	354	87	78
Income (loss) attributable to common shares	(101)	264	(3)	(12)
Basic income (loss) per share	(0.02)	0.05	—	—
Diluted income (loss) per share	(0.02)	0.05	—	—

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The risk inherent in our market risk sensitive instruments is the potential loss arising from adverse changes in oil and gas commodity prices, interest rates and foreign currency exchange rates as discussed below. The sensitivity analysis does not, however, consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

     The following quantitative and qualitative information is provided about financial instruments to which we are a party as of December 31, 2001, and from which we may incur future earnings gains or losses from changes in commodity prices. We do not enter into derivative or other financial instruments for trading purposes.

     Oil And Gas Prices. We market our oil and gas production primarily on a spot market basis. As a result, our earnings could be affected by changes in the prices for these commodities, regulatory matters or demand for the commodities. As market conditions dictate, from time to time, we will lock-in future oil and gas prices using various hedging techniques. We do not use such financial instruments for trading purposes and we are not a party to any leveraged derivatives. Market risk is estimated as a 10% decrease in the prices of oil and gas. Based on our projections for 2002 sales volumes at fixed prices, such a decrease would result in a reduction to oil and gas sales revenue of approximately $2.2 million before considering the effect of the gas hedging agreements discussed below.

     Interest Rates. Our earnings are affected by changes in short-term interest rates related to our line of credit. Market risk is estimated as a hypothetical increase in short-term interest rates of 100 basis points. Based on our projections of outstanding borrowings for fiscal 2002, such an increase could result in an addition to interest expense of approximately $400,000.

     Foreign Currency Exchange Rates. The functional currency of our France operations is the Eurodollar, and the functional currency of our Turkish operations is the Turkish Lira. While our oil sales are calculated on a United States dollar basis, we are exposed to the risk that the values of our French and Turkish assets will decrease and that the amounts of our French and Turkish liabilities will increase. Market risk is estimated as a 10% decrease in the exchange rate for Eurodollars and Turkish Lira to United States dollars. Based on the net assets in our French and Turkish operations at December 31, 2001, such a decrease would result in an unrealized loss due to foreign currency exchange rates of approximately $4.8 million.

     Derivative Financial Instruments. We have entered into commodity price derivative contracts to hedge commodity price risks. Although we elect not to designate such contracts as hedges, our policy is not to enter into derivative contracts for trading purposes.

     We employ a policy of hedging a portion of our gas production in order to mitigate the price risk between NYMEX prices and actual receipt prices. As of December 31, 2001, we have hedged a portion of our gas price risk with collar and non-collar contracts that provide a fixed floor price but allow us to participate, within a contractual range, in index prices if they close above the contractual floor price. The average gas prices per Mcf that we report include the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges.

     The following table sets forth our open natural gas derivative contracts as of December 31, 2001. All contracts are based on NYMEX pricing. We estimated the fair value of the option agreement at December 31, 2001, from quotes by the counterparty representing the amounts we would expect to receive or pay to terminate the agreements on that date. We estimated the fair value of the swap agreement based on the difference between the strike prices and the forward NYMEX Henry Hub prices for each determination period multiplied by the notional volume for each period.

			Notional
			Volume per	Aggregate		Fair Value
Contract	Effective	Termination	Month	Volume		December 31,
Type	Date	Date	(MMBtu)(1)	(MMBtu)(1)	Strike Price	2001

Swap	February 2002	December 2002	80,000	880,000	$3.059	$265,000

Put Option	February 2002	March 2002	40,000	80,000	$3.00	$40,000

(1)	MMBtu – Million British thermal units.

     We employ a policy of hedging a portion of our oil production in order to mitigate the price risk between NYMEX prices and actual receipt prices. As of December 31, 2001, we have hedged a portion of our oil price risk with non-collar contracts that provide a fixed price.

     The following table sets forth our open crude oil derivative contracts as of December 31, 2001. We estimated the fair value of the swap agreements based on the difference between the strike prices and the forward index prices for each determination period multiplied by the notional volume for each period.

			Notional	Aggregate		Fair Value
Contract	Effective	Termination	Volume per	Volume		December 31,
Type	Date	Date	Month (Bbls)	(Bbls)	Strike Price	2001

NYMEX WTI Swap	February 2002	July 2002	5,000	30,000	$20.52	$7,000

Brent Crude Swap	February 2002	December 2002	22,500	247,500	$22.48	$682,000

     See Note 2 of Notes to Consolidated Financial Statements for a description of the accounting procedures followed by us relative to hedge derivative financial instruments and for specific information regarding the terms of our derivative financial instruments that are sensitive to changes in gas and crude oil commodity prices.

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

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to our directors, nominees for directors and executive officers will be set forth under the heading “Election of Directors” and “Executive Officers” in our Proxy Statement relating to the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or prior to April 30, 2002, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information relating to executive compensation will be set forth under the heading “Executive Compensation and Other Transactions” in our Proxy Statement relating to the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or prior to April 30, 2002, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information relating to security ownership of certain beneficial owners and management will be set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement relating to the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or prior to April 30, 2002, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information relating to certain relationships and related transactions will be set forth under the heading “Certain Relationships and Related Transactions” in our Proxy Statement relating to the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or prior to April 30, 2002, and which is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this report:

1.	Index to Consolidated Financial Statements Report of Independent Auditors, Consolidated Balance Sheets as of December 31, 2001 and 2000, Consolidated Statements of Operations for the three years ended December 31, 2001, Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2001, Consolidated Statements of Cash Flows for the three years ended December 31, 2001 and Notes to Consolidated Financial Statements

2.	The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	Exhibits:

2.1	–	Certificate of Ownership and Merger merging Toreador Resources Corporation into Toreador Royalty Corporation, effective June 5, 2000 (previously filed as Exhibit 2.1 to Toreador Resources Corporation Current Report on Form 8-K filed on June 5, 2000, File No. 0-2517, and incorporated herein by reference).

2.2	–	Agreement and Plan of Merger, dated as of October 3, 2001, between Toreador Resources Corporation and Madison Oil Company (previously filed as Exhibit 2.1 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).

2.3	–	Subordinated Revolving Credit Agreement, dated as of October 3, 2001, between Madison Oil Company and Toreador Resources Corporation (previously filed as Exhibit 2.2 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).

2.4	–	Subordinated Revolving Credit Note, dated as of October 3, 2001, between Toreador Resources Corporation and Madison Oil Company (previously filed as Exhibit 2.3 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).

2.5	–	Voting Agreement, dated as of October 3, 2001, by Herbert L. Brewer, David M. Brewer and PHD Partners, LP for the benefit of Toreador Resources Corporation (previously filed as Exhibit 2.4 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).

3.1	–	Certificate of Incorporation, as amended, of Toreador Royalty Corporation (previously filed as Exhibit 3.1 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-2517, and incorporated herein by reference).

3.2	–	Amended and Restated Bylaws, as amended, of Toreador Royalty Corporation (previously filed as Exhibit 3.2 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-2517, and incorporated herein by reference).

3.3	–	Certificate of Designation of Series A Convertible Preferred Stock of Toreador Royalty Corporation, dated December 14, 1998 (previously filed as Exhibit 10.3 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, File No. 0-2517, and incorporated herein by reference).

3.4	–	Amendment to Certificate of Designation of Series A Convertible Preferred Stock of Toreador Resources Corporation, dated December 31, 1998 (previously filed as Exhibit 3.4 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-2517, and incorporated herein by reference).

4.1	–	Form of Letter Agreement regarding Series A Convertible Preferred Stock, dated as of March 15, 1999, between Toreador Royalty Corporation and the holders of Series A Convertible Preferred Stock (previously filed as Exhibit 4.1 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-2517, and incorporated herein by reference).

4.2	–	Registration Rights Agreement, effective December 16, 1998, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 10.2 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, File No. 0-2517, and incorporated herein by reference).

4.3	–	Settlement Agreement, dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1998, File No. 0-2517, and incorporated herein by reference).

4.4	–	Registration Rights Agreement, effective July 31, 2000, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522 filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).

4.5	–	Registration Rights Agreement, effective September 11, 2000, among Toreador Resources Corporation and Earl E. Rossman, Jr., Representative of the Holders (previously filed as Exhibit 4.6 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522, filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).

10.1+	–	Employment Agreement, dated as of May 1, 1997, between Toreador Royalty Corporation and Edward C. Marhanka (previously filed as Exhibit 10.5 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-2517, and incorporated herein by reference).

10.2+	–	Toreador Royalty Corporation 1990 Stock Option Plan (previously filed as Exhibit 10.7 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-2517, and incorporated herein by reference).

10.3+	–	Amendment to Toreador Royalty Corporation 1990 Stock Option Plan, effective as of May 15, 1997 (previously filed as Exhibit 10.14 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-2517, and incorporated herein by reference).

10.4+	–	Toreador Royalty Corporation 1994 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 10.12 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-2517, and incorporated herein by reference).

10.5+	–	Toreador Royalty Corporation Amended and Restated 1990 Stock Option Plan, effective as of September 24, 1998 (previously filed as Exhibit A to Toreador Royalty Corporation Preliminary Proxy Statement filed with the Securities and Exchange Commission on March 12, 1999, File No. 0-2517, and incorporated herein by reference).

10.6+	–	Form of Indemnification Agreement, dated as of April 25, 1995, between Toreador Royalty Corporation and each of the members of our Board of Directors (previously filed as Exhibit 10 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, File No. 0-2517, and incorporated herein by reference).

10.7+	–	Toreador Royalty Corporation Amended and Restated 1990 Stock Option Plan Nonqualified Stock Option Agreement, dated September 24, 1998, between Toreador Royalty Corporation and G. Thomas Graves III (previously filed as Exhibit 10.13 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-2517, and incorporated herein by reference).

10.8+	–	Toreador Royalty Corporation Amended and Restated 1990 Stock Option Plan Nonqualified Stock Option Agreement, dated September 24, 1998, between Toreador Royalty Corporation and John Mark McLaughlin (previously filed as Exhibit 10.14 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-2517, and incorporated herein by reference).

10.9	–	Loan Agreement, effective February 16, 2001, between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association (previously filed as Exhibit 10.9 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-2517, and incorporated herein by reference).

10.10	–	Merger Agreement, effective September 11, 2000, between Texona Petroleum Corporation, Toreador Resources Corporation and Toreador Acquisition Corporation (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed on October 2, 2000, File No. 0-2517, and incorporated herein by reference).

10.11	–	First Amendment to Merger Agreement, effective January 30, 2001, between Texona Petroleum Corporation, Toreador Resources Corporation and Toreador Acquisition Corporation (previously filed as Exhibit 10.12 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-2517, and incorporated herein by reference).

10.12*	–	First Amendment to Loan Agreement dated November 8, 2001 between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association.

10.13*	–	Revolving Credit Facility Agreement dated March 30, 2001, between Madison Oil Company Europe, Madison Oil France S.A., Madison/Chart Energy SCS (n/k/a Madison Energy France), and Barclays Capital.

10.14*	–	Contract for the Supply of Crude Oil from the Parisian Basin, effective January 1, 1997, between Elf Antwar France and Midland Madison Petroleum Company (n/k/a Madison Energy France).

10.15*	–	Amended and Restated Convertible Debenture, dated December 31, 2001, between Madison Oil Company and PHD Partners LP.

10.16*+	–	Toreador Resources Corporation 2002 Stock Option Plan.

16.1	–	Letter on Change in Certifying Accountant from PricewaterhouseCoopers LLP, dated June 30, 1999 (previously filed as Exhibit 16 to Amendment No. 2 to Toreador Royalty Corporation Current Report on Form 8-K/A filed on June 30, 1999, File No. 0-2517, and incorporated herein by reference).

21.1*	–	Subsidiaries of Toreador Resources Corporation.

23.1*	–	Consent of Ernst & Young LLP.

23.2*	–	Consent of LaRoche Petroleum Consultants, Ltd.

*	Filed herewith.

+	Management contract or compensatory plan

(b) Reports on Form 8-K:

On October 9, 2001, we filed a Current Report on Form 8-K dated October 3, 2001, with the Securities and Exchange Commission to report the execution of the Agreement and Plan of Merger between Toreador, MOC Acquisition Corporation, a wholly owned subsidiary of Toreador, and Madison.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOREADOR RESOURCES CORPORATION
Date: April 15, 2002

	By:	/s/ G. Thomas Graves III G. Thomas Graves III, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated therein.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ G. Thomas Graves III G. Thomas Graves III	President, Chief Executive Officer and Director	April 15, 2002

/s/ David M. Brewer David M. Brewer	Director	April 15, 2002

/s/ Herbert L. Brewer Herbert L. Brewer	Director	April 15, 2002

/s/ Edward Nathan Dane Edward Nathan Dane	Director	April 15, 2002

/s/ Peter L. Falb Peter L. Falb	Director	April 15, 2002

/s/ Thomas P. Kellogg, Jr. Thomas P. Kellogg, Jr.	Director	April 15, 2002

/s/ William I. Lee William I. Lee	Director	April 15, 2002

/s/ H. R. Sanders, Jr. H. R. Sanders, Jr	Director	April 15, 2002

/s/ Ernest C. Mercier Ernest C. Mercier	Director	April 15, 2002

/s/ John Mark McLaughlin John Mark McLaughlin	Chairman and Director	April 15, 2002

/s/ Douglas W. Weir Douglas W. Weir	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2002

TOREADOR RESOURCES CORPORATION

ITEM 8

TOREADOR RESOURCES CORPORATION

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders Toreador Resources Corporation

     We have audited the accompanying consolidated balance sheets of Toreador Resources Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toreador Resources Corporation at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Dallas, Texas
April 5, 2002

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,155	$1,756
Accounts and notes receivable	3,456	2,678
Available-for-sale securities, at fair value	348	256
Other	2,144	103

Total current assets	8,103	4,793
Properties and equipment, net, using the successful efforts method of accounting	78,028	34,630
Investments in unconsolidated entities	2,855	716
Goodwill	5,076	—
Other assets	392	186

	$94,454	$40,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,078	$1,349
Current portion of long-term debt	2,625	—
Income taxes payable	279	266

Total current liabilities	8,982	1,615
Long-term debt	36,874	15,244
Deferred tax liability	12,883	3,205
Convertible debenture	2,160	—

Total liabilities	60,899	20,064
Stockholders’ equity:
Preferred stock, $1.00 par value, 4,000,000 shares authorized; 160,000 issued	160	160
Common stock, $0.15625 par value, 20,000,000 shares authorized; 10,058,544 and 6,786,571 shares issued	1,572	1,060
Capital in excess of par value	29,593	14,906
Retained earnings	4,617	5,619
Accumulated other comprehensive income (loss)	(33)	54

	35,909	21,799
Treasury stock at cost:
681,027 and 527,000 shares	(2,354)	(1,538)

Total stockholders’ equity	33,555	20,261

	$94,454	$40,325

See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,

	2001	2000	1999

	(in thousands, except per share data)
Revenues:
Oil and gas sales	$13,952	$13,164	$4,259
Gain (loss) on commodity derivatives	1,143	(135)	—
Lease bonuses and rentals	596	472	463

Total revenues	15,691	13,501	4,722
Costs and expenses:
Lease operating	3,280	2,325	699
Exploration and acquisition	2,619	309	405
Depreciation, depletion and amortization	4,908	2,439	1,262
Impairment of oil and gas properties	1,309	—	14
General and administrative	2,808	2,273	1,584

Total costs and expenses	14,924	7,346	3,964

Operating income	767	6,155	758
Other income (expense)
Equity in earnings of unconsolidated investments	(206)	(54)	—
Gain (loss) on sale of properties and other assets	(487)	408	852
Loss on sale of marketable securities	(23)	(54)	(80)
Interest and other income	163	71	110
Interest expense	(1,277)	(1,409)	(795)

Total other income (expense)	(1,830)	(1,038)	87

Net income (loss) before income taxes	(1,063)	5,117	845
Provision (benefit) for income taxes	(421)	1,764	337

Net income (loss)	(642)	3,353	508
Dividends on preferred shares	360	360	360

Income (loss) applicable to common shares	$(1,002)	$2,993	$148

Basic income (loss) per share	$(0.16)	$0.54	$0.03

Diluted income (loss) per share	$(0.16)	$0.50	$0.03

Weighted average shares outstanding
Basic	6,319	5,522	5,186
Diluted	6,319	6,691	5,251

See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Capital in		Other		Total
	Preferred	Common	Excess of Par	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Value	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 1999	$160	$882	$8,203	$2,530	$(25)	$(1,155)	$10,595
Issuance of common stock	—	1	32	—	—	—	33
Payment of Preferred dividends	—	—	—	(360)	—	—	(360)
Purchase of treasury stock	—	—	—	—	—	(114)	(114)
Comprehensive income:
Net income	—	—	—	508	—	—	508
Change in fair value of available-for-sale securities					(63)		(63)
Losses reclassified to net income					52		52

Total comprehensive income							497

Balance at December 31, 1999	160	883	8,235	2,678	(36)	(1,269)	10,651
Issuance of common stock	—	177	6,241	—	—	—	6,418
Issuance of stock options	—	—	430	—	—	—	430
Payment of preferred and common dividends	—	—	—	(412)	—	—	(412)
Purchase of treasury stock	—	—	—	—	—	(269)	(269)
Comprehensive income:	—
Net income	—	—	—	3,353	—	—	3,353
Change in fair value of available-for-sale securities	—	—	—	—	54	—	54
Gains reclassified to net income	—	—	—	—	36	—	36

Total comprehensive income							3,443

Balance at December 31, 2000	160	1,060	14,906	5,619	54	(1,538)	20,261
Issuance of common stock	—	13	218	—	—	—	231
Issuance of Texona Deferred Shares	—	14	503	—	—	—	517
Issuance of common stock for merger with Madison Oil Company	—	485	13,966	—	—	—	14,451
Payment of Preferred dividends	—	—	—	(360)	—	—	(360)
Purchase of treasury stock	—	—	—	—	—	(816)	(816)
Comprehensive loss:	—	—	—	—	—	—	—
Net loss	—	—	—	(642)	—	—	(642)
Change in fair value of available-for-sale securities	—	—	—	—	(31)	—	(31)
Losses reclassified to net loss	—	—	—	—	(56)	—	(56)

Total comprehensive loss							(729)

Balance at December 31, 2001	$160	$1,572	$29,593	$4,617	$(33)	$(2,354)	$33,555

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2001	2000	1999

		(in thousands)
Cash flows from operating activities:
Net income	$(642)	$3,353	$508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,908	2,439	1,262
Impairment of oil and gas properties	1,309	—	14
Loss (gain) on sale of properties	487	(408)	(852)
Dry holes and abandonments	1,809	51	10
Lease bonuses and rentals	(596)	(463)	(169)
Loss on sale of marketable securities	23	54	80
Equity in loss of unconsolidated investments	206	54	—
Decrease (increase) in operating assets:
Accounts and notes receivable	1,177	(1,053)	(595)
Income taxes receivable	—	—	63
Other current assets	(639)	(24)	(13)
Other assets	199	619	150
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	1,309	95	171
Income taxes payable	(526)	73	(113)
Deferred tax liabilities	(759)	793	78
Other	(45)	55	—

Net cash provided by operating activities	8,220	5,638	594
Cash flows from investing activities:
Expenditures for oil and gas property and equipment	(11,606)	(2,301)	(9,208)
Merger costs, net of cash acquired	(2,156)	(129)	—
Proceeds from the sale of oil and gas properties	2,157	901	1,025
Proceeds from lease bonuses and rentals	636	506	196
Investment in EnergyNet.com, Inc.	(100)	(156)	(114)
Sale of short-term investments	—	14	1,204
Purchase of marketable securities	(684)	(174)	(35)
Proceeds from sale of marketable securities	431	36	278
Purchase of furniture and fixtures	(373)	(52)	(158)

Net cash used in investing activities	(11,695)	(1,355)	(6,812)
Cash flows from financing activities:
Payment for debt issuance costs	(369)	(45)	(23)
Borrowings under revolving credit arrangements	11,880	2,494	7,177
Repayments under revolving credit arrangements	(6,750)	(4,661)	(860)
Proceeds from issuance of stock	289	25	33
Payment of preferred and common dividends	(360)	(412)	(380)
Purchase of treasury stock	(816)	(269)	(114)

Net cash provided by (used in) financing activities	3,874	(2,868)	5,833

Net increase (decrease) in cash and cash equivalents	399	1,415	(385)
Cash and cash equivalents, beginning of period	1,756	341	726

Cash and cash equivalents, end of period	$2,155	$1,756	$341

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for income taxes	$864	$875	$—
Cash paid during the period for interest	$1,080	$1,234	$620

See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     Toreador Resources Corporation (“Toreador,” “we,” “us,” “our,” or the “Company”) is an independent oil and gas company engaged in foreign and domestic oil and gas exploration, development, production and acquisition activities. The accompanying consolidated financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States.

     MERGER OF TOREADOR RESOURCES CORPORATION AND MADISON OIL COMPANY

     Toreador, MOC Acquisition Corporation, a wholly-owned subsidiary of Toreador (“MOC”), and Madison Oil Company (“Madison”) entered into an Agreement and Plan of Merger dated October 3, 2001 (“Merger Agreement”). The transaction was consummated on December 31, 2001 by the merger of MOC with and into Madison with Madison being the surviving corporation of such merger (the “Merger”) and becoming a wholly-owned subsidiary of Toreador. Pursuant to the Merger Agreement, the issued and outstanding shares of the common stock of Madison were converted into an aggregate of 3,101,573 shares of Toreador’s $0.15625 par value common stock (“Common Stock”), based on an exchange ratio of 0.118 shares of Toreador Common Stock for each issued and outstanding share of Madison common stock. Holders of Madison common stock were also given the right to receive, in cash or our common stock, 30% of certain potential payments that may be received from the Turkish government for the protection of repatriated capital based on a formula specified in the Merger Agreement under the section entitled “Conversion of Shares.” In addition, certain stock options to acquire Madison common stock have become Toreador stock options exercisable for 41,300 shares of Common Stock, warrants to acquire Madison common stock have become Toreador warrants exercisable for 111,509 shares of Common Stock and a Madison debenture convertible into Madison common stock has been amended and is now convertible into 319,962 shares of Common Stock.

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements and related footnotes are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America.

2.     SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES

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

     BASIS OF CONSOLIDATION

     Toreador consolidates all of its majority-owned subsidiaries. We account for our interest in other joint ventures using the equity method. All material intercompany accounts and transactions are eliminated in consolidation. We account for our investments in entities in which it holds less than a majority interest under the equity method.

     RECLASSIFICATIONS

     For the year ended December 31, 2001, we created a caption in our statement of operations entitled “other income (expense).” In order to conform the statements of operations for the years ended December 31, 2000 and 1999 to our presentation of the year ended December 31, 2001, we made the following reclassifications: we reclassified equity in the earnings of unconsolidated investees, gain on sale of properties and other assets, loss on sale of marketable securities, and interest and other income from revenues to other income (expense). We also reclassified interest expense from costs and expenses to other income (expense).

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand, amounts due from banks and all highly liquid investments with original maturities of three months or less. We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant risk on cash.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SIGNIFICANT ACCOUNTING POLICIES (continued)

     CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE

     Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, accounts receivable, and our hedging and derivative financial instruments. We place our cash with high credit quality financial institutions. We sell oil and natural gas to various customers. Historically, we have not experienced any losses related to accounts receivable, and accordingly, we do not believe an allowance for doubtful accounts is warranted at December 31, 2001 or 2000. Substantially all of our accounts receivable are due from purchasers of oil and gas. We place our hedging and derivative financial instruments with financial institutions and other firms that we believe have high credit ratings. For a discussion of the credit risks associated with our hedging activities, please see “Derivative Financial Instruments” below.

     MARKETABLE SECURITIES

     Toreador’s marketable securities, consisting primarily of common shares of publicly traded companies, are classified as available-for-sale. Unrealized holding gains and losses on securities available-for-sale are recorded as a component of other comprehensive income, net of tax effect. The fair values for marketable securities are based on quoted market prices. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in current earnings.

     FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, marketable securities, accounts payable and accrued liabilities, long-term debt, and the convertible debenture approximate fair value, unless otherwise stated, as of December 31, 2001 and 2000.

     DERIVATIVE FINANCIAL INSTRUMENTS

     We use various swap and option contracts to (i) reduce the effect of the volatility of price changes on the commodities we produce and sell, (ii) support our annual capital budgeting and expenditure plans and (iii) lock in price ranges to protect the economics related to certain capital projects. In order to accomplish this objective, we enter into oil and gas swap and option agreements that fix the price of oil and gas sales within ranges determined acceptable at the time we execute the contracts.

     We are exposed to credit losses in the event of nonperformance by the counterparties to our financial instruments. We anticipate, however, that such counterparties will be able to fully satisfy its obligations under the contracts. We do not obtain collateral or other security to support financial instruments subject to credit risk but we monitor the credit standing of the counterparties. At December 31, 2001, we had gross receivables from our counterparty of $331,000, of which $19,000 related to amounts receivable from settled trades and $312,000 related to unrealized gains on the contracts. At December 31, 2000, we had amounts payable to our counterparty of $135,000. The receivables are included in accounts and notes receivable at December 31, 2001, and the unrealized holding gain is included in other current assets. At December 31, 2000, the unrealized loss was included in accounts payable and accrued liabilities. None of our derivative financial instruments are with Enron or its affiliates.

     We have elected not to designate the derivative financial instruments to which we are a party as hedges, and accordingly, we record such contracts at fair value and recognize changes in such fair value in earnings as they occur.

     INVENTORIES

     At December 31, 2001, other current assets included $530,000 of inventory consisting of technical equipment and crude oil held in storage tanks. We record such inventories at the lower of actual cost or market.

     OIL AND GAS PROPERTIES

     We follow the successful efforts method of accounting for oil and gas exploration and development expenditures. Under this method, costs of successful exploratory wells and all development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves are expensed. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the Company carries the costs of drilling such an exploratory well as an asset for no more than one year following completion of drilling. If, after that year has passed, a determination that proved reserves have been found cannot be made, Toreador

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SIGNIFICANT ACCOUNTING POLICIES (continued)

assumes that the well is impaired, and charges its costs to expense. Significant costs associated with the acquisition of oil and gas properties are capitalized. Upon sale or abandonment of units of property or the disposition of miscellaneous equipment, the cost is removed from the asset account, the related reserves relieved of the accumulated depreciation or depletion and the gain or loss is credited to or charged against operations.

     Maintenance and repairs are charged to expense; betterments of property are capitalized and depreciated as described below.

     DEPRECIATION, DEPLETION AND AMORTIZATION

     We provide depreciation, depletion and amortization of our investment in producing oil and gas properties on the units-of-production method, based upon independent reserve engineers’ estimates of recoverable oil and gas reserves from the property. Depreciation expense for fixed assets is generally calculated on a straight-line basis based upon estimated useful lives of three to seven years.

     IMPAIRMENT OF ASSETS

     We evaluate producing property costs for impairment and reduce such costs to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard No. 121 (SFAS 121) “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” We assess impairment of non-producing leasehold costs and undeveloped mineral and royalty interests periodically on a property-by-property basis. We charge any impairment in value to expense in the period incurred. We incurred impairment losses on our United States oil and gas producing properties of $1,309,000 in 2001, zero in 2000, and $14,000 in 1999. The impairment in 2001 was the result of overall decreases in quantity reserves and decreases in price, and was not concentrated on any particular group of properties.

     REVENUE RECOGNITION

     We account for oil and gas revenues using the sales method. Under this method, sales are recorded on all production sold by the Company regardless of the Company’s ownership interest in the respective property. Imbalances result when sales differ from the seller’s net revenue interest in the particular property’s reserves and are tracked to reflect the Company’s balancing position. At December 31, 2001 and 2000, the imbalance and related value were immaterial.

     STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation,” encourages, but does not require, the adoption of a fair value-based method of accounting for employee stock-based compensation transactions. The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25 (“Opinion 25”), “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its employee stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant above the amount an employee must pay to acquire the stock.

     FOREIGN CURRENCY TRANSLATION

     The functional currency of the primary economic environments in which the Company operates is the U.S. dollar. Gains and losses resulting from the translations of local currencies into U.S. dollars are included in the consolidated results of operations of the current period. The Company periodically reviews the operations of its entities to ensure the functional currency of each entity is the currency of the primary economic environment in which it operates.

     INCOME TAXES

     Toreador is subject to income taxes in the United States, France, and Turkey. The current provision for taxes on income consists primarily of income taxes based on the tax laws and rates of the countries in which operations were conducted during the periods presented. Toreador computes its provision for deferred income taxes using the liability method. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SIGNIFICANT ACCOUNTING POLICIES (continued)

liabilities and are measured using the enacted tax rates and laws. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the future tax benefits to the extent, based on available evidence, it is more likely than not they will be realized.

     NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 2001, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”). This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. At December 31, 2000, we elected not to designate the derivatives to which we are a party as hedges, and accordingly, recorded such transactions at fair value, and recognized changes in such fair value in current earnings. Therefore, there was no impact on our financial position at January 1, 2001 as the result of adopting Statement 133.

     On July 20, 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after).

     Under Statement 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002, for calendar year companies). Prior to our merger with Madison, we had no goodwill, so the adoption of this standard will have no impact on our financial position. The goodwill we recorded as the result of the merger with Madison will be reviewed for impairment.

     On August 15, 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Initiated in 1994 as a project to account for the costs of nuclear decommissioning, the FASB expanded the scope to include similar closure or removal-type costs in other industries that are incurred at any time during the life of an asset. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Accordingly, Toreador will adopt this standard on January 1, 2003. We have not completed the process of determining the impact of adopting the standard.

     On October 5, 2001, the FASB issued Statement 144 on asset impairment, which is applicable to financial statements issued for fiscal years beginning after December 15, 2001 (January 2002 for calendar year-end companies). The FASB’s new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. We are still evaluating the impact of adopting Statement 144.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     MARKETABLE SECURITIES

     Marketable securities at December 31, 2001 and 2000 consist of several issues of common and preferred stock with an aggregate fair market value of $349,000 and $256,000, respectively. We have designated these investments as “securities available for sale” pursuant to Statement of Financial Accounting Standards No. 115. The net unrealized loss related to these securities is $56,000 ($33,000 net of tax) at December 31, 2001. At December 31, 2000, the net unrealized gain related to these securities is $82,000 ($54,000 net of tax). During 2001, securities with historical cost of $454,000 were sold for $431,000, resulting in a net loss of $23,000 ($14,000 net of tax). Of the $23,000 net loss in 2001, unrealized gains of $56,000 were reclassified from accumulated other comprehensive income. During 2000, securities with historical cost of $90,000 were sold for $36,000 resulting in a net loss of $54,000 ($34,000 net of tax). Of the $54,000 net loss in 2000, unrealized losses of $36,000 were reclassified from accumulated other comprehensive income.

4.     ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

	December 31,

	2001	2000

	(in thousands)
Accrued oil and gas sales receivable	$2,721	$2,582
Receivable from unconsolidated subsidiary	500	—
Proceeds receivable from property sales	66	30
Other receivables	169	66

	$3,456	$2,678

5.     PROPERTIES AND EQUIPMENT

Properties and equipment consist of the following:

	December 31,

	2001	2000

	(in thousands)
Undeveloped mineral and royalty interests	$7,322	$7,361
Licenses and concessions	3,000	—
Non-producing leaseholds	870	766
Producing leaseholds and intangible drilling costs	61,398	19,031
Producing royalty interests	13,496	10,459
Lease and well equipment	3,191	2,775
Furniture, fixtures and office equipment	757	330

	90,034	40,722
Accumulated depreciation, depletion and amortization	(12,006)	(6,092)

	$78,028	$34,630

     During 2001 the Company sold various properties and equipment for $2,157,000 (net of closing costs) resulting in a loss of $487,000 before tax.

6.     ACQUISITION OF OIL AND GAS PROPERTIES

     On April 26, 2001, we acquired working interests in 18 gross wells in Meade County, Kansas for approximately $4.0 million (the “Razorhawk Acquisition”), funded by existing cash and borrowings under the current credit facility. This acquisition, if consummated on December 31, 2000, would have added approximately 2.7 Bcf (billion cubic feet) of natural gas to our total proved reserves.

     On July 26, 2001, we acquired royalty and working interests in approximately 800 gross wells located in Kansas, New Mexico, and Oklahoma for approximately $3.8 million (the “Anderson Acquisition”), funded by existing cash and borrowings under the current credit facility. This acquisition, if consummated on December 31, 2000, would have added approximately 78.9 MBbls (thousand barrels) of oil and 2.5 Bcf of natural gas to our total proved reserves at that date.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

     In July 2000, we acquired 35% of EnergyNet.com, Inc. (“EnergyNet”), an Internet based oil and gas property auction company. At December 31, 2001 and 2000, our investment in EnergyNet amounted to $464,000 and $591,000, respectively. During 2001 and 2000, we recorded equity in the loss of EnergyNet of $227,000 and $64,000, respectively.

     In April 2000, we acquired a 50% interest in Capstone Royalty, LLC (“Capstone”), a joint venture formed to acquire mineral interests at county auctions in west Texas and develop those interests. Our investment in Capstone amounted to $133,000 and $125,000 at December 31, 2001 and 2000, respectively. We recorded equity in the earnings of Capstone amounting to $8,000 in 2001 and $10,000 in 2000.

     As part of our Merger with Madison (see Note 9.), we acquired a 25% interest in Trinidad Exploration and Development, Ltd. (“TED”). TED is involved in oil exploration in the Southwest Cedros Peninsula of Trinidad. Our investment in TED amounts to $2,259,000 at December 31, 2001. TED’s activities through December 31, 2001 have been limited to seismic and other geological and geophysical evaluations, and accordingly, it has recognized no income or expense as of December 31, 2001. In addition to our investment in TED, we also have a note receivable of $500,000 from TED. As of March 31, 2002, we have found no indicators that our investment in TED may be impaired. We continue to evaluate the recoverability of our investment and the note receivable on a quarterly basis based on the success or failure of our drilling program.

8.     DERIVATIVE FINANCIAL INSTRUMENTS

The following table sets forth our open natural gas derivative contracts as of December 31, 2001. All contracts are based on NYMEX pricing. We estimated the fair value of the option agreement at December 31, 2001, from quotes by the counterparty representing the amounts we would expect to receive or pay to terminate the agreements on that date. We estimated the fair value of the swap agreement based on the difference between the strike prices and the forward NYMEX prices for each determination period multiplied by the notional volume for each period.

						Fair Value
			Notional Volume per	Aggregate Volume		Gain/(Loss)
Contract Type	Effective Date	Termination Date	Month (MMBtu) (1)	(MMBtu) (1)	Strike Price	December 31, 2001

Swap	February 2002	December 2002	80,000	880,000	$3.059	$265,000
Put Option	February 2002	March 2002	40,000	80,000	$3.00	$40,000

(1)	MMBtu — Million British thermal units.

The following table sets forth our open crude oil derivative contracts as of December 31, 2001. We estimated the fair value of the swap agreements based on the difference between the strike prices and the forward index prices for each determination period multiplied by the notional volume for each period.

						Fair Value
			Notional Volume per	Aggregate Volume		Gain/(Loss)
Contract Type	Effective Date	Termination Date	Month (Bbls)	(Bbls)	Strike Price	December 31, 2001

NYMEX WTI Swap	February 2002	July 2002	5,000	30,000	$20.52	$7,000
Brent Crude Swap	February 2002	December 2002	22,500	247,500	$22.48	$682,000

See the discussion of accounting policies included in Note 2. for additional information.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     MERGER WITH MADISON OIL COMPANY

     As discussed in Note 1, we completed a merger with Madison Oil Company on December 31, 2001. Madison is an independent producer of oil and gas with interests in undeveloped acreage and producing oil properties in France and Turkey, and holds a 25% interest in Trinidad Exploration and Development, Ltd. (“Trinidad”). We acquired all of the outstanding shares of Madison’s common stock in exchange for the consideration discussed in Note 1. The primary reasons for the merger were to (i) expand the diversity of Toreador’s portfolio of oil and gas assets to include international activities (ii) to offer a larger, more diverse company to our current and potential investors, and (iii) to combine the talents of both companies’ management to strengthen Toreador’s pre-existing exploration, operating and exploitation capacity. As the merger was effective on December 31, 2001, no results of Madison’s operations are included in Toreador’s results of operations for the year ended December 31, 2001.

     CONTINGENT TURKISH PAYMENT

     Two of Madison’s subsidiaries that operate in Turkey may be owed cash by the Turkish government pursuant to Section 116 of the Turkish Petroleum Regulations for prior investments made by such subsidiaries in Turkey for petroleum operations prior to the effective date of the Merger. Under the existing Petroleum Law of Turkey, capital which is invested by foreign companies for projects such as oil and gas exploration can be registered with the General Directorate of Petroleum Affairs, thereby qualifying for protection against adverse changes in the exchange rate between the time of the initial investment and the time such capital is repatriated out of Turkey. Since 1997, the Turkish government has suspended such protection for repatriated capital. As holder of approximately $50 million of registered capital, during the second quarter of 2001, Madison filed suit in an administrative court in Turkey to attempt to restore the exchange rate protections afforded under the law. Numerous other non-Turkish oil and gas companies have filed similar claims.

     Toreador has agreed to (i) apply for such money on or prior to the second anniversary date of the merger becoming effective and (ii) attempt to receive such money on or prior to the third anniversary date of the merger becoming effective. If on or prior to the third anniversary date of the merger Toreador receives any such payments for which an application is made on or prior to the second anniversary date of the merger, the holders of Madison common stock on the effective date of the merger will receive in cash or in shares of Toreador common stock, an amount equal to 30% of the amount received, minus certain expenses, such as all costs and expenses that are incurred by Toreador in connection with processing the application for such money. If any shares of Toreador common stock are issued to satisfy this contingent obligation, the shares will be priced based on the weighted average trading prices of Toreador common stock for the 20 consecutive trading days ending at least three business days prior to the date such shares are delivered for mailing to the Madison stockholders.

     The maximum Turkish payment has been estimated at $30,000,000 (approximately 60% of Madison’s registered capital). This number was estimated based on Madison’s then existing registered capital and a reasonable estimate as determined by Toreador’s management in consultation with Madison’s management and Madison’s Turkish legal advisors of the amount of such registered capital that could be recovered on or prior to the second anniversary date of the merger becoming effective given the anticipated process in Turkey and the timing of the filing of the claim and the registration process. The former Madison stockholders are entitled to receive 30% of such $30,000,000 or $9,000,000 (less certain expenses which are to be paid out of this amount and which are not currently estimable). If Toreador common stock then has a weighted trading value (as specified above) of $3.00 per share, 3,000,000 shares of Toreador common stock would be issuable to former Madison stockholders. However, the number of such shares issued may vary materially depending on the amount received, the market price of Toreador’s common stock and the total expenses.

     PURCHASE PRICE VALUATION AND ALLOCATION

     The following table shows the value of the consideration given to former Madison shareholders plus the cash costs of completing the merger, and the allocation of that amount to the assets acquired and the liabilities assumed. We made our purchase price allocation based on the best estimates available at the time of preparation of these financial statements. We will continue to evaluate such evidence and adjust our purchase price allocation if warranted.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     MERGER WITH MADISON OIL COMPANY (continued)

     Due to the uncertainty of the collection of the Contingent Turkish Payment, we have not allocated any value to a receivable for such money. If we determine that we will receive the Contingent Turkish Payment prior to December 31, 2002, we will allocate the amount we expect to receive to accounts receivable and reduce the amount currently allocated to goodwill by the amount of the payment we expect to receive.

PURCHASE PRICE VALUATION (in thousands)
3,101,573 Toreador common shares at $4.60	$14,267	(1)
Fair value of options and warrants	184	(2)
Cash costs of merger, net of cash acquired	2,156

	$16,607

PURCHASE PRICE ALLOCATION (in thousands)
Assets acquired:
Accounts and notes receivable	$1,955
Other current assets	1,403
Properties and equipment	41,307
Investments in unconsolidated entities	2,259
Goodwill	5,076	(3)
Other assets	35
Liabilities assumed:
Accounts payable and accrued liabilities	3,420
Current portion of long-term debt	2,625
Income taxes payable	539
Deferred tax liabilities	10,184
Long-term debt	16,500
Convertible debenture	2,160

Net assets acquired	$16,607

(1)	$4.60 represents the closing price of Toreador common stock on December 31, 2001, the effective date of the merger.

(2)	We estimated the fair value of the options and warrants using the Black Scholes model, using historic volatility measured over periods similar to the expected lives of the options and warrants.

(3)	Goodwill represents the net purchase price plus the liabilities we assumed minus the fair value of the assets acquired.

     PRO FORMA FINANCIAL INFORMATION

     The following summarized unaudited pro forma financial information assumes that the merger occurred on January 1 of each year.

	Year ended December 31,

	2001	2000

Revenues	29,309	24,652
Net income (loss)	(5,267)	4,158
Net income (loss) applicable to common shares	(5,627)	3,522
Basic net income (loss) per share	(0.60)	0.38
Diluted net income (loss) per share	(0.60)	0.37

     The pro forma results do not necessarily represent results that would have occurred if the transactions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     LONG-TERM DEBT

     Long-term debt consists of the following:

	December 31,

	2001	2000

	(in thousands)
Revolving line of credit with Compass Bank	$—	$15,244
Revolving line of credit with Bank of Texas, N.A	20,374	—
Revolving line of credit with Barclays Bank, PLC	19,125	—

	39,499	15,244
Less:current portion	2,625	—

	$36,874	$15,244

     REVOLVING LINE OF CREDIT WITH BANK OF TEXAS, N.A.

     On February 16, 2001, the Company entered into a $75 million credit agreement (the “Facility”) with Bank of Texas, National Association that matures on February 16, 2006. The Facility replaced the Company’s prior revolving credit facility with Compass Bank that had a maturity date of October 1, 2002 (the “Prior Credit Facility”). The interest rate on the Prior Credit Facility at December 31, 2000 was 9.25%. The majority of the Company’s United States oil and gas properties are pledged as collateral under the Facility.

     On November 8, 2001, the Facility was amended to bifurcate the amounts outstanding into two tranches. Tranche A represents all amounts outstanding up to $18,024,750, and Tranche B represents all amounts outstanding in excess of that amount.

     Amounts outstanding under Tranche A bear interest at the Stated Rate, defined as: the lesser of (i) the difference between the prime rate of interest on corporate loans (4.75% at December 31, 2001) less the Applicable Margin, as defined below; or (ii) the sum of the LIBOR rate (1.87% at December 31, 2001) plus the LIBOR spread as defined below:

% of Borrowing Base Outstanding	Applicable Margin	LIBOR Spread

Greater than or equal to 75%	0.25%	2.75%
Between 75% and 85%	1.00%	2.00%
Less than 75%	1.25%	1.75%

     Amounts outstanding under Tranche B bear interest at the stated rate plus 1.00%. Additionally, the Facility requires a commitment fee of 0.375% on the unused portion if less than 75% of the borrowing base is outstanding, and 0.500% if 75% or greater of the borrowing base is outstanding. The Facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets and the payment of dividends on common stock, change of control and management and require us to meet certain financial requirements. Specifically, we must maintain a current ratio of 1.00 to 1.00 (exclusive of amounts due under revolving credit arrangements) and a debt service coverage ratio of not less than 1.25 to 1.00. We are in compliance with all covenants as of December 31, 2001.

     As of December 31, 2001, we had $1,476,000 available for borrowing under the Facility.

     REVOLVING LINE OF CREDIT WITH BARCLAYS BANK, PLC

     As part of our Merger with Madison (see Note 9.), we assumed a revolving credit facility with Barclays Bank, Plc (the “Barclays Facility”) that matures on December 31, 2005 and is secured by the production from our French properties. The Barclays Facility is structured in three separate tranches with interest rates based on LIBOR plus 2.5% to 3%. Total borrowings are limited to the lesser of the nominal facility amount or a semi-annual borrowing base. The nominal limit of the Barclays Facility amounts to $20.0 million at December 31, 2001 and thereafter decreases by $2.5 million every six months. Annual principal maturities under the Barclays Facility are as follows:

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     LONG-TERM DEBT (continued)

2002	$2,625
2003	4,500
2004	5,000
2005	5,000
2006	2,000

Total	$19,125

     During 2001, Madison had amounts outstanding under the revolving credit agreement that exceeded the amount of the borrowing base. Accordingly, Madison was in technical default. Madison obtained waivers of default from its lender, and therefore, a portion of the amount outstanding under this Barclays Facility is appropriately classified as non-current.

11.     CONVERTIBLE DEBENTURE

     As part of our Merger with Madison (see Note 9.), we assumed and amended a convertible debenture (“Debenture”) payable to PHD Partners LP. The general partner of PHD Partners LP is a corporation wholly owned by David M. Brewer, a director and significant shareholder of Toreador. The debenture bears interest at 10% per annum and is due on March 31, 2006. At the holders’ option, the debenture can be converted into common stock at a ratio of $6.75 per share. We have 319,962 common shares reserved for issuance related to the conversion of the convertible debenture.

12.     CAPITAL

     Toreador has 160,000 shares of nonvoting Series A Preferred Stock outstanding at December 31, 2001 and 2000. At the option of the holder, the preferred stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 1,000,000 Toreador common shares). The preferred stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time after December 31, 2004, we may elect to redeem for cash any or all shares of Series A Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until November 30, 2005, 104% until November 30, 2006, 103% until November 30, 2007, 102% until November 30, 2008, 101% until November 30, 2009, and 100% thereafter.

     In August 2000, we issued 100,000 shares of common stock in conjunction with our equity investment in EnergyNet.

     On September 19, 2000, we completed a merger with Texona Petroleum Corporation (“Texona”). We exchanged a total of 1,115,000 of our common shares for all of Texona’s outstanding shares. We issued 1,025,000 of those shares to Texona stockholders during 2000. In April 2001, we received approval from a majority of our stockholders, via written consent, to issue the remaining 90,000 shares (the “Deferred Shares”). We issued the Deferred Shares during May 2001. We recorded the fair value of the Deferred Shares as an addition to properties and equipment, together with an increase to deferred tax liabilities, which represents the difference between book and income tax bases of the related assets.

     As part of our Merger with Madison (see Note 9.), we issued warrants for the purchase of 111,509 shares of our common stock. The warrants have exercise prices ranging from $4.30 to $9.23 and expire from May 25, 2002 to November 6, 2010.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.     INCOME TAXES

     The Company’s provision (benefit) for income taxes consists of the following:

	Year ended December 31,

	2001	2000	1999

	(in thousands)
Federal:
Current	248	875	234
Deferred	(696)	729	78
State:
Current	90	96	25
Deferred	(63)	64	—

Provision for income taxes	$(421)	$1,764	$337

     The primary reasons for the difference between tax expense at the statutory federal income tax rate and the Company’s provision for income taxes were:

	Year ended December 31,

	2001	2000	1999

	(in thousands)
Statutory tax at 34%	$(361)	$1,740	$287
Statutory depletion in excess of basis	(129)	(148)	(5)
State income tax, net	18	160	25
Other	51	12	30

Provision for income taxes	$(421)	$1,764	$337

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2001 and 2000 were as follows:

	December 31,

	2001	2000

	(in thousands)
Deferred tax assets:
Geological and geophysical costs	$—	$167
Net operating loss carryforward — United States	188	68
Net operating loss carryforward — Foreign	3,636	—
Equity method investments	101	19
Unrealized loss on marketable securities	21	—
Unrealized loss on derivative financial instruments	—	50
Other	—	30

Gross deferred tax assets	3,946	334
Valuation allowance	(2,785)	—

Net deferred tax assets	1,161	334
Deferred tax liabilities:
Leasehold costs — United States	(1,830)	(2,829)
Leasehold costs — Foreign	(8,810)	—
Intangible drilling and development costs	(734)	(585)
Lease and well equipment	(117)	(95)
Unrealized gain on marketable securities	—	(30)
Unrealized gain on derivative financial instruments	(115)	—
Investments in foreign subsidiaries	(2,415)	—
Other	(23)	—

Gross deferred tax liabilities	(14,044)	(3,539)

Net deferred tax liabilities	$(12,883)	$(3,205)

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.     INCOME TAXES (continued)

     Our merger with Madison resulted in a net deferred tax liability of $10.2 million due to the difference between the book and tax bases of the assets acquired and the benefit of net operating loss carryforwards. The following table summarizes our net operating loss by country and their respective expiration dates. We have recorded a valuation allowance based on the difference between the available net operating loss carryforwards and our estimates of the amount of such carryforwards we will be able to use to offset taxable income prior to the expiration of such carryforwards.

	United States	France	Turkey	Total

		(in thousands)
Expiring in:
2002	$—	$3,249	$99	$3,348
2003	—	623	—	623
2004	510	—	6,238	6,748
2005	—	—	249	249
2006	—	—	221	221

Total	$510	$3,872	$6,807	$11,189

     The acquisition of Texona assets resulted in a $2.5 million deferred tax liability due to the difference between the book basis and the tax basis of the assets acquired. The net operating loss carryforward at December 31, 2000 relates to the Texona acquisition. We applied the net operating loss carryforward to our 2001 operations. As discussed in Note 12, we issued the Deferred Shares related to the Texona merger in 2001. We recorded the value of the shares as increases to properties and equipment of $821,000, to deferred tax liabilities of $304,000, and to stockholders’ equity of $517,000.

14.     EARNINGS PER SHARE

     In accordance with the provisions of FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share,” basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is computed based upon the weighted-average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities.

	Year ended December 31,

	2001	2000		1999

	(in thousands, except per share data)
Basic earnings per share:
Numerator:
Net income	$(642)	$3,353		$508
Less: dividends on preferred shares	360	360		360

Net income applicable to common shares	$(1,002)	$2,993		$148

Denominator:
Common shares outstanding	6,319	5,522		5,186

Basic earnings per share	$(0.16)	$0.54		$0.03

Diluted earnings per share:
Numerator:
Net income	$(642)	$3,353		$508
Less: dividends on preferred shares	360	N/A	(2)	360

Net income	$(1,002)	$3,353		$148

Denominator:
Common shares outstanding	6,319	5,522		5,186
Common stock options and warrants	N/A (1)	169		65
Conversion of preferred shares	N/A (1)	1,000		N/A	(3)
Conversion of debenture	N/A (1)	—		—

	6,319	6,691		5,251

Diluted earnings per share	$(0.16)	$0.50		$0.03

(1)	Due to the net loss for the year ended December 31, 2001, there are no dilutive shares.

(2)	Since we assume that the preferred shares were converted into common shares, there would have been no preferred dividends paid.

(3)	Preferred shares are antidilutive for the year ended December 31, 1999.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.     BENEFIT PLANS

     The Company had a noncontributory defined benefit pension plan that was cancelled effective January 1, 2000. The benefits were based on years of service and the employee’s compensation. A full distribution was made to each eligible employee during 2000. At the time of the cancellation of the defined benefit plan, Toreador established a 401(k) retirement savings plan. Employees are eligible to defer portions of their salaries, limited by Internal Revenue Service regulations. Employer matches are discretionary, and are determined annually by the board of directors. Such discretionary matches amounted to $25,000 in 2001 and $15,000 in 2000. In January 2002, we provided an employer match of $34,000.

16.     STOCK COMPENSATION PLANS

     We have granted stock options to key employees, directors and certain consultants of Toreador as described below.

     In May 1990, we adopted the 1990 Stock Option Plan (“the Plan”). The Plan, as amended, provides for grants of up to 500,000 stock options to employees, directors, and consultants at exercise prices greater than or equal to market on the date of the grant. In December 2001, we adopted the 2002 Stock Option Plan (“2002 Plan”). The 2002 Plan provides for grants of up to 500,000 stock options to employees, directors, and consultants at exercise prices greater than or equal to market on the date of the grant.

     In September 1994, we adopted the 1994 Nonemployee Director Stock Option Plan (“Nonemployee Director Plan”). The Nonemployee Director Plan provides for grants of up to 200,000 stock options to Nonemployee directors of Toreador at exercise prices greater than or equal to market on the date of the grant.

     The Board of Directors grants options under our plans periodically. Generally, option grants are exercisable in equal increments over a three-year period, and have a maximum term of 10 years. From time to time we have issued stock options that did not fall under any existing plan.

     A summary of stock option transactions is as follows:

	2001		2000		1999

		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE

Outstanding at January 1	1,012,540	$4.27	745,000	$4.24	462,500	$4.05
Granted	231,300	5.23	277,540	4.27	290,000	4.50
Exercised	(80,400)	3.18	(10,000)	2.50	(7,500)	2.50
Forfeited	(20,000)	3.44	—	—	—	—

Outstanding at December 31	1,143,440	$4.56	1,012,540	$4.27	745,000	$4.24

Exercisable at December 31	725,800	$4.23	571,341	$3.88	216,658	$3.85

     For stock options granted during 2001 the following represents the weighted-average exercise prices and the weighted-average fair value based upon whether or not the exercise price of the option was greater than, less than or equal to the market price of the stock on the grant date:

	WEIGHTED-AVERAGE	WEIGHTED-AVERAGE
OPTION TYPE	EXERCISE PRICE	FAIR VALUE

Exercise price less than market price	$3.95	$2.33
Exercise price equal to market price	5.85	2.72

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.     STOCK COMPENSATION PLANS (continued)

     The following table summarizes information about the fixed price stock options outstanding at December 31, 2001:

Options Outstanding			Options Exercisable

			Weighted
Range Of		Weighted Average	Average
Exercise	Number	Remaining	Exercise	Number
Prices	Outstanding	Contractual Life	Prices	Exercisable

$3.63	10,000	2.1 Years	$3.63	10,000
3.25-3.50	40,000	2.7 Years	3.44	40,000
2.50	25,000	5.4 Years	2.50	25,000
2.50	30,000	6.6 Years	2.50	30,000
2.75-5.00	310,000	6.7 Years	4.56	310,000
5.00	180,000	7.2 Years	5.00	120,001
3.00	30,000	7.4 Years	3.00	19,998
3.88-4.00	80,000	7.8 Years	3.95	53,331
5.50	134,500	8.4 Years	5.50	44,830
3.12	72,640	8.7 Years	3.12	72,640
5.75	75,000	9.2 Years	—	—
5.75	20,000	9.3 Years	—	—
5.95	95,000	9.4 Years	—	—
3.76-4.29	41,300	9.6 Years	—	—

$2.50-5.95	1,143,440	7.5 Years	$4.23	725,800

     At December 31, 2001, there were 458,700 shares available for grant under existing plans.

     Had compensation costs for employees under our three stock-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the method prescribed by SFAS No. 123, our pro forma net income and earnings per share would have been reduced to the pro forma amounts listed below:

		Year ended December 31,

		2001	2000	1999

		(in thousands, except per share data)
Net income (loss)	As reported	$(1,002)	$2,993	$148
	Pro forma	(1,397)	2,434	102
Basic net income (loss) per share	As reported	(0.16)	0.54	0.03
	Pro forma	(0.22)	0.44	0.02
Diluted net income (loss) per share	As reported	(0.16)	0.50	0.03
	Pro forma	(0.22)	0.42	0.02

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2001	2000	1999

Dividend yield, per share	—	—	—
Volatility	46%	59%	59%
Risk-free interest rate	4.1% - 5.1%	5.9 - 6.6%	6.4%
Expected lives	5 years	3-5 years	5 years

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.     COMMITMENTS AND CONTINGENCIES

     We lease our office space under non-cancelable operating leases, expiring during 2006 and 2007. We also sublease portions of the leased space to one related party and two unrelated parties under non-cancelable sub-leases that expire on June 30, 2006. The following is a schedule of minimum future rentals under the our non-cancelable operating leases, giving effect to the non-cancelable sub-leases, as of December 31, 2001 (in thousands):

(in thousands)
2002	$274
2003	285
2004	281
2005	283
2006	163
Thereafter	20

1,306
Less: minimum rents from subleases	391

$915

     Net rent expense totaled $128,000 in 2001, $86,000 in 2000, and $96,000 in 1999.

     Karak Petroleum. Madison Oil Company and its wholly-owned subsidiary Trans-Dominion Holdings Ltd. are named as defendants in a complaint filed in Alberta, Canada, in 1999. The complaint arises from a dispute between Karak Petroleum, a subsidiary of Trans-Dominion Holdings, and the operator of an exploratory well in Pakistan in 1994 in which Karak was a joint interest partner. The plaintiffs allege that they are owed approximately $500,000. We feel that the plaintiffs claims are wholly without merit and intend to defend the case vigorously. We presently cannot predict the outcome of this matter, and accordingly, we have not accrued any amounts for this matter.

     Turkish Registered Capital. Under the existing Petroleum Law of Turkey, capital which is invested by foreign companies for projects such as oil and gas exploration can be registered with the General Directorate of Petroleum Affairs, thereby qualifying for protection against adverse changes in the exchange rate between the time of the initial investment and the time such capital is repatriated out of Turkey. Since 1997 the Turkish government has suspended such protection for repatriated capital. As holder of more than $50 million of registered capital, we have filed suit in Turkey to attempt to restore the exchange rate protections afforded under the law. No amounts are accrued related to this contingency. Holders of Madison common stock have the right to receive, in cash or our common stock, 30% of certain potential payments that may be received from the Turkish government for the protection of repatriated capital.

     Trinidad Arbitration. We hold a 25% interest in Trinidad Exploration and Development, Ltd., a Trinidad company engaged in oil and gas exploration. Until August 2000, Trinidad Exploration and Development was a wholly-owned subsidiary of Madison, at which time Madison sold a 75% interest to another company. Under the terms of the sale, the buyer was required to fund $4.0 million in costs of drilling and exploration before Madison was required to contribute additional amounts in accordance with its 25% shareholding. During 2001, Trinidad Exploration and Development has been primarily engaged in a seismic program to conduct exploration on a license interest in the South West Peninsula of Trinidad. In late August, Madison received an initial billing for capital contributions to fund the ongoing exploration. The operator claims, however, that Madison did not make timely payments and that Madison’s interest in Trinidad Exploration and Development is therefore reduced from 25% to 12.5%. We are currently disputing any reduction in our interest and, pursuant to the shareholder agreement between the parties, we have engaged counsel to pursue arbitration proceedings to settle the dispute. The preliminary arbitration hearing is scheduled for June 2002. We are currently unable to predict the outcome of the arbitration proceedings.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.     RELATED PARTY TRANSACTIONS

     William I. Lee, a director of the Company also owns Wilco Properties, Inc. We entered into a technical services agreement with Wilco Properties, Inc. (“Wilco”) effective February 1, 1999 whereby we provide accounting and geological management services for a monthly fee of $7,250. We recorded reductions to general and administrative expense of $87,000 in 2001 and 2000 related to this agreement. At December 31, 2001, $29,000 was receivable from Wilco under this arrangement and $21,750 was receivable at December 31, 2000. The Company also subleases office space to Wilco pursuant to a sub-lease agreement. We recorded reductions to rent expense totaling $29,000 in 2001, $15,000 in 2000, and $7,000 in 1999, related to the sublease with Wilco. We have an informal agreement with Wilco under which one of the two companies incurs, on behalf of the other, certain miscellaneous expenses that are subsequently reimbursed by the other company. Such transactions are at arms’ length. We had amounts receivable related to this arrangement of $27,000 at December 31, 2001. There were no amounts due to or from Wilco at December 31, 2000 under this arrangement.

     We own a 35% interest in EnergyNet.com, Inc., an Internet based oil and gas property auction company. We paid commissions on property sales to EnergyNet totaling approximately $187,000 during 2001 and $25,000 during 2000.

     The Company entered into a consulting agreement with Earl Rossman, Jr. effective October 1, 2000, whereby Mr. Rossman provides consulting services for the Company for a monthly fee of $13,000. Mr. Rossman was President of Texona Petroleum Corporation immediately prior to the execution of the Merger Agreement. The consulting agreement expired on September 30, 2001. The Company paid fees totaling $117,000 during 2001 and $39,000 during 2000.

19.     INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES AND OPERATING SEGMENTS

     We have operations in only one industry segment, that being the oil and gas exploration and production industry. As the result of our merger with Madison (Note 9) we have structured the organization along geographic operating segments, or regions. We have reportable operations in the United States, France and Turkey. We account for our operations in all segments using the accounting policies described in Note 2.

     The following tables provide the geographic operating segment data required by Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information”, as well as results of operations of oil and gas producing activities required by Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities”. Geographic operating segment income tax benefits (provisions) have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The “Headquarters and Other” table column includes revenues, expenses, additions to properties and equipment and assets that are not routinely included in the earnings measures or attributes internally reported to management on a geographic operating segment basis.

(the remainder of this page was intentionally left blank)

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.     INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES AND OPERATING SEGMENTS (continued)

	United			Headquarters
	States	France(1)	Turkey(1)	and Other	Total

			(in thousands)
As of and for the year ended December 31, 2001
Revenues:
Oil and gas sales	$13,952	$—	$—	$—	$13,952
Gain (loss) on commodity derivatives	—	—	—	1,143	1,143
Lease bonuses and rentals	596	—	—	—	596

Total revenues	14,548	—	—	1,143	15,691
Costs and expenses:
Lease operating	3,280	—	—	—	3,280
Exploration and acquisition	2,619	—	—	—	2,619
Depreciation, depletion and amortization	4,908	—	—	—	4,908
Impairment of oil and gas properties	1,309	—	—	1,309
General and administrative	—	—	—	2,808	2,808

Total costs and expenses	12,116	—	—	2,808	14,924

Operating income (loss)	2,432	—	—	(1,665)	767
Other income (expense)
Equity in earnings of unconsolidated investments	—	—	—	(206)	(206)
Gain (loss) on sale of properties and other assets	(487)	—	—	—	(487)
Loss on sale of marketable securities	—	—	—	(23)	(23)
Interest and other income	—	—	—	163	163
Interest expense	—	—	—	(1,277)	(1,277)

Total other income (expense)	(487)	—	—	(1,343)	(1,830)

Net income (loss) before income taxes	1,945	—	—	(3,008)	(1,063)
Provision (benefit) for income taxes	770	—	—	(1,191)	(421)

Net income (loss)	$1,175	$—	$—	$(1,817)	$(642)

Assets:
Oil and natural gas properties	$48,023	$33,386	$7,867	$—	$89,276
Accumulated depreciation, depletion, and amortization	(11,760)	—	—	—	(11,760)

Oil and natural gas properties, net	$36,263	$33,386	$7,867	$—	$77,516

Investments in unconsolidated entities	$—	$—	$—	$2,855	$2,855

Goodwill	$—	$1,213	$912	$2,951	$5,076

Total Assets	$37,959	$36,931	$9,536	$47,522	$131,948

Expenditures for additions to long-lived assets:
Property acquisition costs	$8,046	33,386	7,867	—	$49,299
Development costs	2,572	—	—	—	2,572
Exploration costs	1,809	—	—	—	1,809
Other	—	—	—	373	373

Total expenditures for long lived assets	$12,427	$33,386	$7,867	$373	$54,053

(1)	Our merger with Madison was effective on December 31, 2001. Accordingly, there were no operations in France or Turkey to report for the year then ended.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.     INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES AND OPERATING SEGMENTS (continued)

	United			Headquarters
	States(2)	France(1)	Turkey(1)	and Other	Total

	(in thousands)
As of and for the year ended December 31, 2000
Revenues:
Oil and gas sales	$13,164	$—	$—	$—	$13,164
Gain (loss) on commodity derivatives	—	—	—	(135)	(135)
Lease bonuses and rentals	472	—	—	—	472

Total revenues	13,636	—	—	(135)	13,501
Costs and expenses:
Lease operating	2,325	—	—	—	2,325
Exploration and acquisition	309	—	—	—	309
Depreciation, depletion and amortization	2,439	—	—	—	2,439
General and administrative	—	—	—	2,273	2,273

Total costs and expenses	5,073	—	—	2,273	7,346

Operating income (loss)	8,563	—	—	(2,408)	6,155
Other income (expense)
Equity in earnings of unconsolidated investments	—	—	—	(54)	(54)
Gain (loss) on sale of properties and other assets	408	—	—	—	408
Loss on sale of marketable securities	—	—	—	(54)	(54)
Interest and other income	—	—	—	71	71
Interest expense	—	—	—	(1,409)	(1,409)

Total other income (expense)	408	—	—	(1,446)	(1,038)

Net income (loss) before income taxes	8,971	—	—	(3,854)	5,117
Provision (benefit) for income taxes	3,093	—	—	(1,329)	1,764

Net income (loss)	$5,878	$—	$—	$(2,525)	$3,353

Assets:
Oil and natural gas properties	$40,391	$—	$—	$—	$40,391
Accumulated depreciation, depletion, and amortization	(5,937)	—	—	—	(5,937)

Oil and natural gas properties, net	$34,454	$—	$—	$—	$34,454

Investments in unconsolidated entities	$—	$—	$—	$716	$716

Total Assets	$37,185	$—	$—	$13,806	$50,991

Expenditures for additions to long-lived assets:
Property acquisition costs	$6,399	—	—	—	$6,399
Development costs	1,370	—	—	—	1,370
Exploration costs	931	—	—	—	931
Other	—	—	—	63	63

Total expenditures for long lived assets	$8,700	$—	$—	$63	$8,763

(1)	Our merger with Madison was effective on December 31, 2001. Accordingly, there were no operations, assets, or expenditures in France or Turkey to report for the year ended December 31, 2000.

(2)	Includes operations of properties acquired through our merger with Texona from September 19, 2000 through December 31, 2000.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.     INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES AND OPERATING SEGMENTS (continued)

	United			Headquarters
	States	France(1)	Turkey(1)	and Other	Total

	(in thousands)
As of and for the year ended December 31, 1999
Revenues:
Oil and gas sales	$4,259	$—	$—	$—	$4,259
Gain (loss) on commodity derivatives	—	—	—	—	—
Lease bonuses and rentals	463	—	—	—	463

Total revenues	4,722	—	—	—	4,722
Costs and expenses:
Lease operating	699	—	—	—	699
Exploration and acquisition	405	—	—	—	405
Depreciation, depletion and amortization	1,276	—	—	—	1,276
General and administrative	—	—	—	1,584	1,584

Total costs and expenses	2,380	—	—	1,584	3,964

Operating income (loss)	2,342	—	—	(1,584)	758
Other income (expense)
Equity in earnings of unconsolidated investments	—	—	—	—	—
Gain (loss) on sale of properties and other assets	852	—	—	—	852
Loss on sale of marketable securities	—	—	—	(80)	(80)
Interest and other income	—	—	—	110	110
Interest expense	—	—	—	(795)	(795)

Total other income (expense)	852	—	—	(765)	87

Net income (loss) before income taxes	3,194	—	—	(2,349)	845
Provision (benefit) for income taxes	1,274	—	—	(937)	337

Net income (loss)	$1,920	$—	$—	$(1,412)	$508

(1)	Our merger with Madison was effective on December 31, 2001. Accordingly, there were no operations, assets, or expenditures in France or Turkey to report for the year ended December 31, 1999.

     The following table reconciles the total assets for reportable segments to consolidated assets.

	As of December 31,

	2001	2000

	(in thousands)
Total assets for reportable segments	131,948	50,991
Elimination of intersegment receivables and investments	(37,494)	(10,666)

Total consolidated assets	$94,454	$40,325

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.     SUPPLEMENTAL OIL AND GAS RESERVES AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)

     We retain independent engineering firms to provide annual year-end estimates of our future net recoverable oil and gas reserves. Estimated proved net recoverable reserves we have shown below include only those quantities that we can expect to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves that we may recover through existing wells. Proved undeveloped reserves include those reserves that we may recover from new wells on undrilled acreage or from existing wells on which we must make a relatively major expenditure for recompletion or secondary recovery operations.

     Discounted future cash flow estimates like those shown below are not intended to represent estimates of the fair value of oil and gas properties. Estimates of fair value should also consider probable reserves, anticipated future oil and gas prices, interest rates, changes in development and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is necessarily subjective and imprecise.

	United States		France		Turkey		Total

	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas
	(MBbl)	(MMcf)	(MBbl)	(MMcf)	(MBbl)	(MMcf)	(MBbl)	(MMcf)

PROVED RESERVES
December 31, 1998	1,114	9,790	—	—	—	—	1,114	9,790
Purchase of reserves	1,282	1,603	—	—	—	—	1,282	1,603
Revisions of previous estimates	(122)	(2,640)	—	—	—	—	(122)	(2,640)
Extensions, discoveries, and other additions	52	377	—	—	—	—	52	377
Production	(129)	(919)	—	—	—	—	(129)	(919)

December 31, 1999	2,197	8,211	—	—	—	—	2,197	8,211
Purchase of reserves	454	6,922	—	—	—	—	454	6,922
Revisions of previous estimates	60	(1,205)	—	—	—	—	60	(1,205)
Extensions, discoveries, and other additions	102	1,075	—	—	—	—	102	1,075
Sale of reserves	(16)	—					(16)	—
Production	(274)	(1,319)	—	—	—	—	(274)	(1,319)

December 31, 2000	2,523	13,684	—	—	—	—	2,523	13,684
Purchase of reserves	137	3,971	8,272	—	936	—	9,345	3,971
Revisions of previous estimates	(301)	(2,295)	—	—	—	—	(301)	(2,295)
Extensions, discoveries, and other additions	34	1,486	—	—	—	—	34	1,486
Sale of reserves	(91)	(2,142)	—	—	—	—	(91)	(2,142)
Production	(296)	(1,781)	—	—	—	—	(296)	(1,781)

December 31, 2001	2,006	12,923	8,272	—	936	—	11,214	12,923

PROVED DEVELOPED RESERVES
December 31, 1999	2,000	8,071	—	—	—	—	2,000	8,071

December 31, 2000	2,445	13,666	—	—	—	—	2,445	13,666

December 31, 2001	1,965	12,923	5,426	—	652	—	8,043	12,923

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.     SUPPLEMENTAL OIL AND GAS RESERVES AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)
          (continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     We have summarized the standardized measure of discounted net cash flows related to our proved oil, natural gas, and NGL reserves. We have based the following summary on a valuation of proved reserves using discounted cash flows based on year-end prices, costs and economic conditions and a 10% discount rate. The additions to proved reserves from purchase of reserves in place and new discoveries and extensions could vary significantly from year to year; additionally, the impact of changes to reflect current prices and costs of reserves proved in prior years could also be significant. Accordingly, you should not view the information presented below as an estimate of the fair value of our oil and natural gas properties, nor should you consider the information indicative of any trends.

	United States	France	Turkey	Total

As of December 31, 1999
Future cash inflows	$69,816	$—	$—	$69,816
Future production costs	14,568	—	—	14,568
Future development costs	588	—	—	588
Future income tax expense	13,260	—	—	13,260

Future net cash flows	41,400	—	—	41,400
10% annual discount for estimated timing of cash flows	15,892	—	—	15,892

Standardized measure of discounted future net cash flows related to proved reserves	$25,508	$—	$—	$25,508

As of December 31, 2000
Future cash inflows	$191,275	$—	$—	$191,275
Future production costs	38,244	—	—	38,244
Future development costs	330	—	—	330
Future income tax expense	50,284	—	—	50,284

Future net cash flows	102,417	—	—	102,417
10% annual discount for estimated timing of cash flows	44,761	—	—	44,761

Standardized measure of discounted future net cash flows related to proved reserves	$57,656	$—	$—	$57,656

As of December 31, 2001
Future cash inflows	$70,528	$139,656	$15,315	$225,499
Future production costs	22,574	78,326	7,337	108,237
Future development costs	186	10,444	1,960	12,590
Future income tax expense	9,970	12,427	1,910	24,307

Future net cash flows	37,798	38,459	4,108	80,365
10% annual discount for estimated timing of cash flows	12,039	17,572	1,180	30,791

Standardized measure of discounted future net cash flows related to proved reserves	$25,759	$20,887	$2,928	$49,574

The prices of oil and natural gas at December 31, 2001, 2000 and 1999 used in the above table, were $16.95, $25.21 and $23.42 per Bbl of oil, respectively, and $2.71, $9.21 and $2.24 per Mcf of natural gas, respectively.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.     SUPPLEMENTAL OIL AND GAS RESERVES AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)
          (continued)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH RELATING TO PROVED OIL AND GAS RESERVES

     The following are the principal sources of change in the standardized measure:

	United States	France	Turkey	Total

		(in thousands)
Balance at January 1, 1999	$11,471	$—	$—	$11,471
Sales of oil and gas, net	(3,560)	—	—	(3,560)
Net change in prices and production costs	6,761	—	—	6,761
Extensions and discoveries	1,235	—	—	1,235
Revisions of previous quantity estimates	(4,902)	—	—	(4,902)
Net change in income taxes	(3,310)	—	—	(3,310)
Accretion of discount	1,147	—	—	1,147
Purchase of reserves	14,707	—	—	14,707
Sale of reserves	—	—	—	—
Other	1,959	—	—	1,959

Balance at December 31, 1999	25,508	—	—	25,508
Sales of oil and gas, net	(10,839)	—	—	(10,839)
Net change in prices and production costs	23,723	—	—	23,723
Extensions and discoveries	6,832	—	—	6,832
Revisions of previous quantity estimates	(684)	—	—	(684)
Net change in income taxes	(18,922)	—	—	(18,922)
Accretion of discount	2,551	—	—	2,551
Purchase of reserves	28,597	—	—	28,597
Sale of reserves	(206)	—	—	(206)
Other	1,096	—	—	1,096

Balance at December 31, 2000	57,656	—	—	57,656
Sales of oil and gas, net	(10,672)	—	—	(10,672)
Net change in prices and production costs	(49,970)	—	—	(49,970)
Extensions and discoveries	2,696	—	—	2,696
Revisions of previous quantity estimates	(3,627)	—	—	(3,627)
Net change in income taxes	21,866	—	—	21,866
Accretion of discount	5,766	—	—	5,766
Purchase of reserves	4,198	20,887	2,928	28,013
Sale of reserves	(2,019)	—	—	(2,019)
Other	(135)	—	—	(135)

Balance at December 31, 2001	$25,759	$20,887	$2,928	$49,574

EXHIBIT INDEX

Exhibit No.		Description

2.1	–	Certificate of Ownership and Merger merging Toreador Resources Corporation into Toreador Royalty Corporation, effective June 5, 2000 (previously filed as Exhibit 2.1 to Toreador Resources Corporation Current Report on Form 8-K filed on June 5, 2000, File No. 0-2517, and incorporated herein by reference).

2.2	–	Agreement and Plan of Merger, dated as of October 3, 2001, between Toreador Resources Corporation and Madison Oil Company (previously filed as Exhibit 2.1 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).

2.3	–	Subordinated Revolving Credit Agreement, dated as of October 3, 2001, between Madison Oil Company and Toreador Resources Corporation (previously filed as Exhibit 2.2 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).

2.4	–	Subordinated Revolving Credit Note, dated as of October 3, 2001, between Toreador Resources Corporation and Madison Oil Company (previously filed as Exhibit 2.3 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).

2.5	–	Voting Agreement, dated as of October 3, 2001, by Herbert L. Brewer, David M. Brewer and PHD Partners, LP for the benefit of Toreador Resources Corporation (previously filed as Exhibit 2.4 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).

3.1	–	Certificate of Incorporation, as amended, of Toreador Royalty Corporation (previously filed as Exhibit 3.1 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-2517, and incorporated herein by reference).

3.2	–	Amended and Restated Bylaws, as amended, of Toreador Royalty Corporation (previously filed as Exhibit 3.2 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-2517, and incorporated herein by reference).

3.3	–	Certificate of Designation of Series A Convertible Preferred Stock of Toreador Royalty Corporation, dated December 14, 1998 (previously filed as Exhibit 10.3 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, File No. 0-2517, and incorporated herein by reference).

3.4	–	Amendment to Certificate of Designation of Series A Convertible Preferred Stock of Toreador Resources Corporation, dated December 31, 1998 (previously filed as Exhibit 3.4 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-2517, and incorporated herein by reference).

4.1	–	Form of Letter Agreement regarding Series A Convertible Preferred Stock, dated as of March 15, 1999, between Toreador Royalty Corporation and the holders of Series A Convertible Preferred Stock (previously filed as Exhibit 4.1 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-2517, and incorporated herein by reference).

4.2	–	Registration Rights Agreement, effective December 16, 1998, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 10.2 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, File No. 0-2517, and incorporated herein by reference).

4.3	–	Settlement Agreement, dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1998, File No. 0-2517, and incorporated herein by reference).

4.4	–	Registration Rights Agreement, effective July 31, 2000, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522 filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).

Exhibit No.		Description

4.5	–	Registration Rights Agreement, effective September 11, 2000, among Toreador Resources Corporation and Earl E. Rossman, Jr., Representative of the Holders (previously filed as Exhibit 4.6 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522, filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).

10.1+	–	Employment Agreement, dated as of May 1, 1997, between Toreador Royalty Corporation and Edward C. Marhanka (previously filed as Exhibit 10.5 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-2517, and incorporated herein by reference).

10.2+	–	Toreador Royalty Corporation 1990 Stock Option Plan (previously filed as Exhibit 10.7 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-2517, and incorporated herein by reference).

10.3+	–	Amendment to Toreador Royalty Corporation 1990 Stock Option Plan, effective as of May 15, 1997 (previously filed as Exhibit 10.14 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-2517, and incorporated herein by reference).

10.4+	–	Toreador Royalty Corporation 1994 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 10.12 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-2517, and incorporated herein by reference).

10.5+	–	Toreador Royalty Corporation Amended and Restated 1990 Stock Option Plan, effective as of September 24, 1998 (previously filed as Exhibit A to Toreador Royalty Corporation Preliminary Proxy Statement filed with the Securities and Exchange Commission on March 12, 1999, File No. 0-2517, and incorporated herein by reference).

10.6+	–	Form of Indemnification Agreement, dated as of April 25, 1995, between Toreador Royalty Corporation and each of the members of our Board of Directors (previously filed as Exhibit 10 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, File No. 0-2517, and incorporated herein by reference).

10.7+	–	Toreador Royalty Corporation Amended and Restated 1990 Stock Option Plan Nonqualified Stock Option Agreement, dated September 24, 1998, between Toreador Royalty Corporation and G. Thomas Graves III (previously filed as Exhibit 10.13 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-2517, and incorporated herein by reference).

10.8+	–	Toreador Royalty Corporation Amended and Restated 1990 Stock Option Plan Nonqualified Stock Option Agreement, dated September 24, 1998, between Toreador Royalty Corporation and John Mark McLaughlin (previously filed as Exhibit 10.14 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-2517, and incorporated herein by reference).

10.9	–	Loan Agreement, effective February 16, 2001, between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association (previously filed as Exhibit 10.9 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-2517, and incorporated herein by reference).

10.10	–	Merger Agreement, effective September 11, 2000, between Texona Petroleum Corporation, Toreador Resources Corporation and Toreador Acquisition Corporation (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed on October 2, 2000, File No. 0-2517, and incorporated herein by reference).

10.11	–	First Amendment to Merger Agreement, effective January 30, 2001, between Texona Petroleum Corporation, Toreador Resources Corporation and Toreador Acquisition Corporation (previously filed as Exhibit 10.12 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-2517, and incorporated herein by reference).

10.12*	–	First Amendment to Loan Agreement dated November 8, 2001 between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association.

Exhibit No.		Description

10.13*	–	Revolving Credit Facility Agreement dated March 30, 2001, between Madison Oil Company Europe, Madison Oil France S.A., Madison/Chart Energy SCS (n/k/a Madison Energy France), and Barclays Capital.

10.14*	–	Contract for the Supply of Crude Oil from the Parisian Basin, effective January 1, 1997, between Elf Antwar France and Midland Madison Petroleum Company (n/k/a Madison Energy France).

10.15*	–	Amended and Restated Convertible Debenture, dated December 31, 2001, between Madison Oil Company and PHD Partners LP.

10.16*+	–	Toreador Resources Corporation 2002 Stock Option Plan.

16.1	–	Letter on Change in Certifying Accountant from PricewaterhouseCoopers LLP, dated June 30, 1999 (previously filed as Exhibit 16 to Amendment No. 2 to Toreador Royalty Corporation Current Report on Form 8-K/A filed on June 30, 1999, File No. 0-2517, and incorporated herein by reference).

21.1*	–	Subsidiaries of Toreador Resources Corporation.

23.1*	–	Consent of Ernst & Young LLP.

23.2*	–	Consent of LaRoche Petroleum Consultants, Ltd.

*	Filed herewith.

+	Management contract or compensatory plan