Form 10-Q
period 2002-03-31
TOREADOR RESOURCES CORP
filed 2002-05-20
CIK 98720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 0-2517

TOREADOR RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-0991164

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4809 Cole Avenue, Suite 108 Dallas, Texas	75205

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 559-3933

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2002

Common Stock, $0.15625 par value	9,337,517 shares

TOREADOR RESOURCES CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2002	2001

	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,210	$2,155
Accounts and notes receivable	3,873	3,456
Available-for-sale securities, at fair value	206	348
Unrealized gains on commodity derivatives	—	993
Other	1,134	1,151

Total current assets	6,423	8,103
Properties and equipment, net, using the successful efforts method of accounting	76,124	78,028
Investments in unconsolidated entities	2,816	2,855
Income taxes receivable	874	—
Goodwill	5,076	5,076
Other assets	391	392

	$91,704	$94,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,426	$6,078
Unrealized loss on commodity derivatives	1,281	—
Current portion of long-term debt	1,139	2,625
Income taxes payable	592	279

Total current liabilities	6,438	8,982
Long-term debt	37,389	36,874
Deferred tax liability	12,866	12,883
Convertible debenture	2,160	2,160

Total liabilities	58,853	60,899
Stockholders’ equity:
Preferred stock, $1.00 par value, 4,000,000 shares authorized; 160,000 issued	160	160
Common stock, $0.15625 par value, 20,000,000 shares authorized; 10,058,544 and 9,377,517 shares issued	1,572	1,572
Capital in excess of par value	29,633	29,593
Retained earnings	2,671	4,617
Accumulated other comprehensive income (loss)	1,349	(33)

	35,385	35,909
Treasury stock at cost:
721,027 and 681,027 shares	(2,534)	(2,354)

Total stockholders’ equity	32,851	33,555

	$91,704	$94,454

See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,

	2002	2001

	(in thousands, except
	per share data)
Revenues:
Oil and gas sales	$5,321	$4,919
Gain (loss) on commodity derivatives	(2,146)	124
Lease bonuses and rentals	270	152

Total revenues	3,445	5,195
Costs and expenses:
Lease operating	1,813	713
Exploration and acquisition	91	178
Depreciation, depletion and amortization	1,552	785
General and administrative	1,859	644

Total costs and expenses	5,315	2,320

Operating income (loss)	(1,870)	2,875
Other income (expense)
Equity in earnings of unconsolidated investments	(32)	(101)
Gain (loss) on sale of properties and other assets	(248)	128
Gain on sale of marketable securities	3	31
Interest and other income	136	56
Interest expense	(445)	(435)

Total other income (expense)	(586)	(321)

Net income (loss) before income taxes	(2,456)	2,554
Provision (benefit) for income taxes	(600)	945

Net income (loss)	(1,856)	1,609
Dividends on preferred shares	90	90

Income (loss) available to common shares	$(1,946)	$1,519

Basic income (loss) per share	$(0.21)	$0.24

Diluted income (loss) per share	$(0.21)	$0.21

Weighted average shares outstanding
Basic	9,360	6,271
Diluted	9,360	7,582

See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months
	ended March 31,

	2002	2001

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(1,856)	$1,609
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of commodity derivatives	2,274	(124)
Depreciation, depletion and amortization	1,552	785
Loss (gain) on sale of properties	248	(128)
Gain on sale of marketable securities	(3)	(31)
Equity in loss of unconsolidated investments	39	101
Decrease (increase) in operating assets:
Accounts and notes receivable	147	(49)
Income taxes receivable	(874)	—
Other current assets	261	19
Other assets	97	115
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(2,145)	(811)
Income taxes payable	313	626
Other	40	(30)

Net cash provided by operating activities	93	2,082
Cash flows from investing activities:
Expenditures for properties and equipment	(948)	(484)
Proceeds from the sale of properties and equipment	1,052	248
Investment in EnergyNet.com, Inc.	—	(100)
Purchase of marketable securities	(51)	(489)
Proceeds from sale of marketable securities	150	132

Net cash provided by (used in) investing activities	203	(693)
Cash flows from financing activities:
Payment for debt issuance costs	—	(125)
Borrowings under revolving credit arrangements	515	1
Repayments under revolving credit arrangements	(1,486)	(1,140)
Proceeds from issuance of stock	—	114
Payment of preferred dividends	(90)	(90)
Purchase of treasury stock	(180)	(266)

Net cash used in financing activities	(1,241)	(1,506)

Net increase (decrease) in cash and cash equivalents	(945)	(117)
Cash and cash equivalents, beginning of period	2,155	1,756

Cash and cash equivalents, end of period	$1,210	$1,639

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for income taxes	$—	$318
Cash paid during the period for interest	$445	$304

See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

You should read these consolidated financial statements in the context of the consolidated financial statements and notes in the 2001 Annual Report on Form 10-K of Toreador Resources Corporation (the “Company, we, us, our”) filed with the Securities and Exchange Commission. In our opinion, the information furnished herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of these interim periods. Operating results for the three month period ended March 31, 2002 may not necessarily be indicative of the results for the year ending December 31, 2002.

NOTE 2 — COMPREHENSIVE INCOME

The following table presents the components of comprehensive income, net of related tax (amounts in thousands):

	Three Months ended
	March 31,

	2002	2001

Income (loss) available to common shares	$(1,946)	$1,519
Foreign currency translation adjustment	1,411	—
Change in fair value of available-for-sale securities	(29)	(99)

Comprehensive income (loss)	$(564)	$1,420

NOTE 3 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Under Statement 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). Prior to our merger with Madison, we had no goodwill, so when we adopted Statement 142 on January 1, 2002, there was no impact on our financial position. The goodwill we recorded as the result of the merger with Madison will be reviewed for impairment.

On August 15, 2001, the FASB issued Statement No. 143 (“Statement 143”), Accounting for Asset Retirement Obligations. Initiated in 1994 as a project to account for the costs of nuclear decommissioning, the FASB expanded the scope to include similar closure or removal-type costs in other industries that are incurred at any time during the life of an asset. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Statement 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We will adopt this standard on January 1, 2003. We have not completed the process of determining the impact of adopting Statement 143.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On October 5, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which is applicable to financial statements issued for fiscal years beginning after December 15, 2001 (January 2002 for calendar year-end companies). The FASB’s new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also supersede the provisions of APB 30 with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. We are still evaluating the impact of adopting Statement 144.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 — GEOGRAPHIC OPERATING SEGMENT INFORMATION

We have operations in only one industry segment, that being the oil and gas exploration and production industry. We have structured the organization along geographic operating segments or regions. We have reportable operations in the United States, France and Turkey. Geographic operating segment income tax expenses have been determined based on statutory rates existing in the various tax jurisdictions where we have oil and natural gas producing activities.

The following table provides the geographic operating segment data required by Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Operations in France and Turkey did not begin until we completed our merger with Madison Oil Company on December 31, 2001, and accordingly, we had operations in only the United States segment during the three months ended March 31, 2001. Subsequent to December 31, 2001, we combined the “United States” and “Headquarters and Other” segments to more accurately reflect the way we analyze our operations.

					Three months
					ended
	Three months ended March 31, 2002				March 31, 2001

	United
	States	France	Turkey	Total	United States

	(in thousands)
Revenues:
Oil and gas sales	$2,782	$2,019	$520	$5,321	$4,919
Loss on commodity derivatives	(990)	(1,156)	—	(2,146)	124
Lease bonuses and rentals	270	—	—	270	152

Total revenues	2,062	863	520	3,445	5,195
Costs and expenses:
Lease operating	684	913	216	1,813	713
Exploration and acquisition	91	—	—	91	178
Depreciation, depletion and amortization	998	442	112	1,552	785
General and administrative	1,463	241	155	1,859	644

Total costs and expenses	3,236	1,596	483	5,315	2,320

Operating income (loss)	(1,174)	(733)	37	(1,870)	2,875
Other income (expense)
Equity in loss of unconsolidated investments	(32)	—	—	(32)	(101)
Loss on sale of properties and other assets	(248)	—	—	(248)	128
Gain on sale of marketable securities	3	—	—	3	31
Interest and other income	22	120	(6)	136	56
Interest expense	(257)	(188)	—	(445)	(435)

Total other income (expense)	(512)	(68)	(6)	(586)	(321)

Net income (loss) before income taxes	(1,686)	(801)	31	(2,456)	2,554
Provision (benefit) for income taxes	(600)	—	—	(600)	945

Net income (loss)	$(1,086)	$(801)	$31	$(1,856)	$1,609

Total Assets (after intercompany eliminations)	$56,607	$24,702	$10,395	$91,704	$40,187

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 — DERIVATIVE FINANCIAL INSTRUMENTS

The following table sets forth our open natural gas derivative contracts as of March 31, 2002. All contracts are based on NYMEX pricing. We estimated the fair value of the option agreement at March 31, 2002, from quotes by the counterparty representing the amounts we would expect to receive or pay to terminate the agreements on that date. We estimated the fair value of the swap agreement based on the difference between the strike prices and the forward NYMEX prices for each determination period multiplied by the notional volume for each period.

Notional
Volume
			per	Aggregate		Fair Value –
			Month	Volume		Gain/(Loss)
Contract	Effective	Termination	(MMBtu)	(MMBtu)		March 31,
Type	Date	Date	(1)	(1)	Strike Price	2002

Swap Put Option Call Option	May 2002 January 2003 January 2003	December 2002 December 2003 December 2003	110,000 80,000 80,000	880,000 960,000 960,000	$2.98 $3.25 $4.85	$(395,000) $ 349,000 $(314,000)

(1)	MMBtu — Million British thermal units.

     The following table sets forth our open crude oil derivative contracts as of March 31, 2002. We estimated the fair value of the swap agreements based on the difference between the strike prices and the forward index prices for each determination period multiplied by the notional volume for each period.

Notional
			Volume			Fair Value –
			per	Aggregate		Gain/(Loss)
Contract	Effective	Termination	Month	Volume		March 31,
Type	Date	Date	(Bbls)	(Bbls)	Strike Price	2002

WTI Swap Brent Crude Swap	April 2002 April 2002	December 2002 December 2002	10,000 22,500	90,000 202,500	$21.11 $22.48	$(419,000) $(502,000)

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6 — EARNINGS PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation:

	Three Months Ended March 31

	2002	2001

	(in thousands, except per share data)
Basic earnings per share:
Numerator:
Net income (loss)	$(1,856)	$1,609
Less: dividends on preferred shares	90	90

Income (loss) available to common shares	$(1,946)	$1,519

Denominator:
Common shares outstanding	9,360	6,271

Basic earnings per share	$(0.21)	$0.24

Diluted earnings per share:
Numerator:
Net income (loss)	$(1,856)	$1,609
Less: dividends on preferred shares	90	N/A	(2)

Income (loss) available to common shares	$(1,946)	$1,609

Denominator:
Common shares outstanding	9,360	6,271
Common stock options and warrants	N/A (1)	311
Conversion of preferred shares	N/A (1)	1,000
Conversion of debenture	N/A (1)	—

	9,360	7,582

Diluted earnings per share	$(0.21)	$0.21

(1)	Due to the net loss for the three months ended March 31, 2002, there are no dilutive shares.

(2)	Since we assume that the preferred shares were converted into common shares, there would have been no preferred dividends paid.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURES REGARDING FORWARD LOOKING STATEMENTS

Certain of the matters discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may constitute “forward-looking” statements for purposes of the Securities Act of 1933, and the Securities Exchange Act of 1934 and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of us to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “plans,” “believes,” “continues,” “expects,” “projections,” “forecasts,” “intends,” “may,” “might,” “could,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. Various factors that could cause the actual results, performance or achievements of us to differ materially from our expectations are disclosed in this report (“Cautionary Statements”), including, without limitation, those statements made in conjunction with the forward-looking statements included under the caption identified above and otherwise herein. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the Cautionary Statements.

LIQUIDITY AND CAPITAL RESOURCES

At the present time, the primary source of capital for financing our operating and investing activities is our cash flow from operations. During 2001, cash flow provided by operating activities was $8.2 million. We anticipate that cash flow provided by operating activities for 2002 will be approximately $10.5 million.

In 2002, we are reviewing ways to refinance all or part of our existing capital structure, which may include either revolving debt, preferred stock, or a combination of the two. We currently have two borrowing facilities available to fund our investing and financing cash flow needs, to the extent that operating cash flow does not cover these requirements. First, we have a revolving credit facility with Bank of Texas (the “Texas Facility”), which has a borrowing base of $21.9 million at March 31, 2002. At March 31, 2002, we had borrowings outstanding under the Texas Facility of approximately $20.9 million. Second, we have a revolving credit facility with Barclays Bank, Plc (the “Barclays Facility”). The Barclays Facility is divided into three tranches. Under Tranche A, we had $16.5 million outstanding at March 31, 2002. Under Tranches B, we had $1.3 million outstanding at March 31, 2002, and no amounts outstanding under Tranche C. The Barclays Facility has a borrowing base of $20.0 million, but we are not allowed to draw any further amounts under the Barclays Facility until the outstanding borrowings under Tranches B and C are repaid. Accordingly, we have $1.0 million of available borrowings under our two facilities. $1.3 million of the amount outstanding under the Barclays Facility is due in July 2002. We intend to fund this repayment from our operating cash flow, unless we are successful in refinancing the Barclays Facility.

Our 2002 capital exploration budget, excluding any acquisitions we may make, could range from $7.5 million to $10.0 million, depending on the timing of any new seismic surveys and drilling of exploratory and development wells in which we may hold a working interest. We intend to fund our capital exploration budget from operating cash flow and borrowings under the Texas Facility. We also intend to actively evaluate opportunities to acquire groups of properties that add established producing reserves that include additional drilling opportunities, without increasing general and administrative costs. Any acquisitions consummated will be financed using cash on hand, borrowings under the Texas Facility, the proceeds of any refinancing, or any combination thereof. We plan to focus most of our capital budget during 2002 on prospects that are currently in our inventory as a result of our acquisition of Madison. During 2002, we plan to limit our activity in France to development drilling on our existing properties, however, we plan on actively exploring in Turkey. Additionally, our affiliate, Trinidad Exploration and Development, Ltd., is planning exploratory drilling on the Southwest Cedros Peninsula in Trinidad.

In the United States, we may reinvest proceeds from lease bonuses and rentals by taking a working interest in 3D seismic projects or in exploratory wells. To the extent cash flow from operations does not significantly increase, and external sources of capital are limited or unavailable, our ability to make the capital investment to participate in 3D seismic surveys and increase our interest in projects on our acreage will be curtailed. We expect to receive future funds through production from existing producing properties and new producing properties that may be discovered through exploration of our acreage by third parties or by us. Funds may also be provided through external financing in the form of debt or equity. There can be no assurance as to the extent and availability of these sources of funding.

We believe that sufficient funds will be available from operating cash flow or borrowings under our current credit facilities to meet anticipated capital requirements for fiscal 2002.

Through March 31, 2002, we have used $2,534,000 of our cash reserves to purchase 721,027 shares of our common stock. We intend to repurchase shares of our common stock when, based on market conditions, we deem appropriate. Such repurchases will be funded from available operating cash flows.

Dividends on our common stock may be declared and paid out of funds legally available when and as determined by our board of directors. Our policy is to hold and invest corporate funds on a conservative basis, and thus we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, under the terms of the Texas Facility we are prohibited from paying dividends on the common stock without prior consent from Bank of Texas, National Association (other than dividends payable in shares of common stock).

Dividends on our Series A Convertible Preferred Stock are paid on a quarterly basis per the terms of the Certificate of Designation. Cash dividends totaling $90,000 were paid for the three months ended March 31, 2002 and 2001. Future dividends will be paid in cash only at a rate of $90,000 per calendar quarter.

CRITICAL ACCOUNTING POLICIES

We did not have any changes in our critical accounting policies or in our significant accounting estimates during the three months ended March 31, 2002. Please see our annual report on Form 10-K for the year ended December 31, 2001 for a detailed discussion of our critical accounting policies.

RESULTS OF OPERATIONS

The following tables present production and average unit prices and costs for the periods and for the geographic segments indicated:

	Three months ended
	March 31,

	2002	2001

Production
Oil (MBbls):
United States	73	79
France	110	—
Turkey	29	—

Total	212	79
Gas (MMcf):
United States	504	392
France	—	—
Turkey	—	—

Total	504	392
BOE:
United States	157	144
France	110	—
Turkey	29	—

Total	296	144

	Three months ended
	March 31,

	2002	2001

Average Price
Oil ($/Bbl):
United States	18.86	26.55
France	18.38	—
Turkey	17.93	—
Total	18.48	26.56
Gas ($/Mcf):
United States	2.48	6.99
France	—	—
Turkey	—	—
Total	2.48	6.99
$/BOE:
United States	16.71	34.11
France	18.38	—
Turkey	17.93	—
Total	17.99	34.11

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001

REVENUES

Oil and gas sales. Oil and gas sales increased by $0.4 million or 8% due to the operations of properties acquired in the merger with Madison and an increase in natural gas production in the United States, but the increase was offset by substantial decreases in the average prices received for domestic production. Revenues attributable to the operations of the properties acquired in the merger with Madison amounted to approximately $2.5 million. Domestic gas production increased by 112 MMcf, or 29% primarily resulting from the operations of the properties acquired in the Razorhawk and Anderson et al Acquisitions consummated in 2001. The average price per BOE we received for our United States production decreased by $17.40, or 51%.

Gain (loss) on commodity derivatives. During the first quarter of 2002, we experienced an unrealized loss related to our commodity derivatives of approximately $2.3 million. This was slightly offset by realized gains amounting to approximately $150,000. During the first quarter of 2001, we had an unrealized gain of $125,000. The loss in the first quarter of 2002 was due to declines in the fair values of our outstanding commodity derivatives as the result of oil and gas prices increasing from December 31, 2001. Because we have structured our commodity derivatives to reduce the impact of oil and gas prices dropping below a certain level, those derivatives decline in value as the index prices rise. This is offset by the fact that our oil and gas sales revenues will be higher because of the increase in underlying commodity prices.

Lease bonuses and rentals. Lease bonuses and rentals increased by $118,000, or 78%, due to recent increase in wildcat discoveries in and around the minerals we own in Mississippi.

EXPENSES

Lease operating. Lease operating expenses increased by $1.1 million, or 154%, due to the operations of the properties we acquired through our merger with Madison. The expenses associated with those properties amounted to approximately $1.1 million.

Exploration and acquisition. Exploration and acquisition expense decreased by $87,000, or 49%, due to the fact that we did not start our drilling program for 2002 during the first quarter. We plan to spend between $7.5 and $10.0 million on drilling during 2002, and a portion of those costs will be expensed in accordance with the successful efforts method of accounting.

Depletion, depreciation and amortization. DD&A increased by $767,000 or 98% due to the depletion of the properties we acquired in the merger with Madison, and increased production and costs on our United States properties. Depletion expense on the properties we acquired from Madison amounted to approximately $554,000. Production on our United States properties increased by 13 MBOE, or 9%. Additionally, we are now depleting the costs of the properties we acquired in the Razorhawk and Anderson et al Acquisitions consummated during 2001.

General and administrative. General and administrative expenses increased by $1.2 million, or 189%, due to the added costs of operating our company after the merger with Madison. General and administrative expenses associated with the operation of our France and Turkey properties amounted to $463,000 for the first quarter of 2002. The remainder of the increase is due primarily to (i) the addition of 7 full time employees to our corporate office; and (ii) increased legal, accounting, and other professional fees resulting from our efforts to manage the newly combined companies.

OTHER INCOME AND EXPENSE

Other income and expense increased by $265,000, or 83% due primarily to losses on property sales. We lost $248,000 on property sales closed in the first quarter of 2002, as compared to a gain of $128,000 during the first quarter of 2001. Property sales prices were down due to a depressed market for properties as the result of decreased oil and gas prices compared to the same period of 2001.

INCOME (LOSS) AVAILABLE TO COMMON SHARES

Our results for the first quarter of 2002 amounted to a net loss of $1.9 million, as compared to net income of $1.5 million for the same period of 2001, due to decreased oil and gas prices compared to the first quarter of 2001, and the unrealized loss on our commodity derivatives.

OTHER COMPREHENSIVE INCOME

The most significant element of comprehensive income, other than net income (loss), is foreign currency translation. The function currency of our operations in France is the Euro, and in Turkey, the functional currency is the Turkish Lira. The exchange rates used to translate the financial statement of those operations are approximately US$0.88 per Euro and US$0.76 per million Turkish Lira. The Euro did not fluctuate materially from the December 31, 2001 rate of US$0.87 per Euro, but the rate for Turkish Lira increased from US$0.69 per million Turkish Lira at December 31, 2001 to US$0.76 per million Turkish Lira at March 31, 2002. This fluctuation resulted in a foreign currency translation adjustment of US $1.4 million for the first quarter of 2002.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Other than the decline in the fair value of our commodity derivatives discussed in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

There have been no material changes to the information reported under Item 3. — Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2001.

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any other suits or claims would not have a material adverse effect on our financial position.

ITEM 2 — CHANGES IN SECURITIES AND USE OF PROCEEDS — None

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES — None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None.

ITEM 5 — OTHER INFORMATION — None.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits are included herein:

10.1*+	–	Employment letter agreement between Madison Oil Company and Michael J. FitzGerald dated September 10, 2001.

*	Filed herewith.

+	Management contract or compensatory plan

(b)	Reports on Form 8-K:

On January 8, 2002, we filed a Current Report on Form 8-K dated December 31, 2001, with the Securities and Exchange Commission to report the consummation of our merger with Madison Oil Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION, Registrant

May 20, 2002	/s/ G. Thomas Graves, III

G. Thomas Graves, III President and Chief Executive Officer

May 20, 2002	/s/ Douglas W. Weir

Douglas W. Weir Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description

10.1*+	–	Employment letter agreement between Madison Oil Company and Michael J. FitzGerald dated September 10, 2001.

*	Filed herewith.

+	Management contract or compensatory plan