Form 10-Q
period 2002-06-30
TOREADOR RESOURCES CORP
filed 2002-08-14
CIK 98720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 0-02517

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

Yes X      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2002
Common Stock, $0.15625 par value	9,337,517 shares

TOREADOR RESOURCES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2002	2001

	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$725	$2,155
Accounts and notes receivable	4,283	3,456
Available-for-sale securities, at fair value	102	348
Unrealized gains on commodity derivatives	—	993
Other	1,426	1,151

Total current assets	6,536	8,103
Properties and equipment, net, using the successful efforts method of accounting	73,111	78,028
Investments in unconsolidated entities	2,773	2,855
Income taxes receivable	497	—
Goodwill	5,551	5,076
Other assets	465	392

	$88,933	$94,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,563	$6,078
Unrealized loss on commodity derivatives	1,114	—
Current portion of long-term debt	5,340	2,625
Income taxes payable	615	279

Total current liabilities	11,632	8,982
Long-term debt	32,625	36,874
Deferred tax liability	12,495	12,883
Convertible debenture	2,160	2,160

Total liabilities	58,912	60,899
Stockholders’ equity:
Preferred stock, $1.00 par value, 4,000,000 shares authorized; 160,000 issued	160	160
Common stock, $0.15625 par value, 30,000,000 shares authorized; 10,058,544 shares issued	1,572	1,572
Capital in excess of par value	29,657	29,593
Retained earnings	2,090	4,617
Accumulated other comprehensive income (loss)	(924)	(33)

	32,555	35,909
Treasury stock at cost:
721,027 and 681,027 shares	(2,534)	(2,354)

Total stockholders’ equity	30,021	33,555

	$88,933	$94,454

See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

	(in thousands, except per share data)
Revenues:
Oil and gas sales	$6,244	$3,930	$11,565	$8,849
Gain (loss) on commodity derivatives	(288)	444	(2,434)	568
Lease bonuses and rentals	231	174	501	325

Total revenues	6,187	4,548	9,632	9,742
Costs and expenses:
Lease operating	1,793	839	3,729	1,552
Exploration and acquisition	204	296	449	500
Depreciation, depletion and amortization	1,621	831	3,173	1,616
General and administrative	2,087	709	3,669	1,327

Total costs and expenses	5,705	2,675	11,020	4,995

Operating income (loss)	482	1,873	(1,388)	4,747
Other income (expense)
Equity in earnings of unconsolidated investments	(32)	(55)	(64)	(155)
Gain (loss) on sale of properties and other assets	(787)	42	(1,035)	170
Gain (loss) on sale of marketable securities	(4)	(25)	(1)	6
Interest and other	(169)	45	(33)	101
Interest expense	(414)	(264)	(859)	(699)

Total other income (expense)	(1,406)	(257)	(1,992)	(577)

Net income (loss) before income taxes	(924)	1,616	(3,380)	4,170
Provision (benefit) for income taxes	(433)	598	(1,033)	1,543

Net income (loss)	(491)	1,018	(2,347)	2,627
Dividends on preferred shares	90	90	180	180

Income (loss) available to common shares	$(581)	$928	$(2,527)	$2,447

Basic income (loss) per share	$(0.06)	$0.15	$(0.27)	$0.39

Diluted income (loss) per share	$(0.06)	$0.13	$(0.27)	$0.35

Weighted average shares outstanding
Basic	9,338	6,314	9,349	6,293
Diluted	9,338	7,571	9,349	7,571

See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months
	Ended June 30

	2002	2001

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(2,347)	$2,627
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of commodity derivatives	2,107	(427)
Depreciation, depletion and amortization	3,173	1,616
Loss (gain) on sale of properties	1,035	(170)
Loss (gain) on sale of marketable securities	1	(6)
Equity in loss of unconsolidated investments	82	155
Decrease (increase) in operating assets:
Accounts and notes receivable	(941)	58
Income taxes receivable	(497)	—
Other current assets	(313)	40
Other assets	17	(173)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(2,198)	(718)
Income taxes payable	336	721
Deferred taxes	(828)	—
Other	64	(37)

Net cash provided by (used in) operating activities	(309)	3,686
Cash flows from investing activities:
Expenditures for properties and equipment	(1,262)	(5,645)
Proceeds from the sale of properties and equipment	1,971	551
Investment in EnergyNet.com, Inc.	—	(100)
Purchase of marketable securities	(51)	(593)
Proceeds from sale of marketable securities	215	279

Net cash provided by (used in) investing activities	873	(5,508)
Cash flows from financing activities:
Payment for debt issuance costs	(100)	(138)
Borrowings under revolving credit arrangements	3,727	4,851
Repayments under revolving credit arrangements	(5,261)	(3,640)
Proceeds from issuance of stock	—	209
Payment of preferred dividends	(180)	(180)
Purchase of treasury stock	(180)	(266)

Net cash provided by (used in) financing activities	(1,994)	836

Net increase (decrease) in cash and cash equivalents	(1,430)	(986)
Cash and cash equivalents, beginning of period	2,155	1,756

Cash and cash equivalents, end of period	$725	$770

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$28	$759
Cash paid during the period for interest	$414	$556

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

You should read these consolidated financial statements along with the consolidated financial statements and notes in the 2001 Annual Report on Form 10-K of Toreador Resources Corporation (the “Company, we, us, our”) filed with the Securities and Exchange Commission. In our opinion, the information furnished herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of these interim periods. Operating results for the three-and six-month periods ended June 30, 2002, may not necessarily be indicative of the results for the year ending December 31, 2002.

NOTE 2 — COMPREHENSIVE INCOME

The following table presents the components of comprehensive income, net of related tax (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Income (loss) available to common shares	$(581)	$928	$(2,527)	$2,447
Foreign currency translation adjustment	(2,251)	—	(840)	—
Change in fair value of available-for-sale securities	(22)	26	(51)	(73)

Comprehensive income (loss)	$(2,854)	$954	$(3,418)	$2,374

We now report foreign currency translation adjustments as a component of comprehensive income because of our operations in France, and Turkey since January 1, 2002.

NOTE 3 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Under Statement 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if there is a change in operating conditions that would make it prudent to do so) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (although Statement 142 specifies no maximum life). Prior to our merger with Madison Oil Company (“Madison”) on December 31, 2001, we had no goodwill; therefore, when we adopted Statement 142 on January 1, 2002, there was no impact on our financial position. The goodwill we recorded as the result of the Madison merger will be reviewed for impairment on a regular basis as required by Statement 142.

On August 15, 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“Statement 143”). Statement 143 was initiated in 1994 to account for the costs of nuclear decommissioning. The FASB expanded the scope to include similar closure or removal-type costs in other industries that are incurred during the life of an asset. That standard requires entities to record the fair

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

value of a liability for an asset retirement obligation in the period in which the liability is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Statement 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We will adopt this standard on January 1, 2003. We have not completed the process of determining the impact of adopting Statement 143.

On January 1, 2002, we adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). The new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also supersede the provisions of Accounting Principles Board Opinion No. 30 (“APB 30”) with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. Typically, when we identify properties for sale, we sell them immediately via internet auction. When we sell properties via internet auction, we set a minimum price (a “reserve” price) that must be met for the auction to close. If the reserve is not met, we have the ability to remove the property from sale. Because of these facts, the properties identified for sale do not meet the criteria to be classified as assets held-for-sale in accordance with Statement 144. Because we had no properties held for sale at December 31, 2001, adopting Statement 144 did not have a material impact on our financial position at January 1, 2002 or results of operations for the three-and six-month periods ended June 30, 2002.

In April 2002, the FASB issued Statement No. 145 (“Statement 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” related to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of Statement 145 are effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. We have not determined the impact of adopting Statement 145.

NOTE 4 — ACQUISITIONS

On May 31, 2002, we acquired Wilco Turkey Limited (“WTL”) from Wilco Properties, Inc. (“WPI”). WTL’s primary asset is an interest (ranging from 52.5% to 87.5%) in exploration licenses covering 2.2 million acres in the Thrace basin and in the central and southeast areas of Turkey. We also acquired from F-Co Holdings Kandamis (“F-CO”) additional interests (ranging from 7.5% to 12.5%) in the same exploration licenses. The purpose of the acquisition was to obtain, explore and possibly develop the acreage covered by the licenses. The acreage in the Thrace Basin is adjacent to or near the acreage we held prior to the acquisition of WTL. In exchange for all of the outstanding common stock of WTL, we have agreed to give WPI an overriding royalty interest in any successful wells we drill on the acreage covered by the exploration licenses we acquired. We have also agreed to give F-CO, in exchange for its interest in the acreage, an overriding royalty interest in any successful wells we drill on the acreage. As of the acquisition date, there were no outstanding liabilities associated with WTL. We did not convey value to WPI or F-CO on the acquisition date, or assume any liabilities; therefore, the fair value of the transaction was zero. We have allocated no value to the assets acquired from WTL and F-CO. WPI is controlled by William I. Lee, a director and shareholder, and F-CO is owned by Peter L. Falb, a director and shareholder.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 — GEOGRAPHIC OPERATING SEGMENT INFORMATION

We have operations in only one industry segment, the oil and gas exploration and production industry. We have structured the Company along geographic operating segments or regions. As a result, we have reportable operations in the United States, France and Turkey. Geographic operating segment income tax expenses have been determined based on statutory rates existing in the various tax jurisdictions where we have oil and natural gas producing activities.

The following tables provide the geographic operating segment data required by Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. Operations in France and Turkey did not begin until we completed our merger with Madison on December 31, 2001. Accordingly, we had operations in only the U.S. segment during the three-and six-month periods ended June 30, 2001. Subsequent to December 31, 2001, we combined the “United States” and “Headquarters and Other” segments to more accurately reflect the way we analyze our operations.

					Three Months
					Ended
	Three Months Ended June 30, 2002				June 30, 2001

	United
	States	France	Turkey	Total	United States

	(in thousands)
Revenues:
Oil and gas sales	$3,190	$2,533	$521	$6,244	$3,930
Gain (loss) on commodity derivatives	(176)	(112)	—	(288)	444
Lease bonuses and rentals	231	—	—	231	174

Total revenues	3,245	2,421	521	6,187	4,548
Costs and expenses:
Lease operating	592	975	226	1,793	839
Exploration and acquisition	204	—	—	204	296
Depreciation, depletion and amortization	851	451	319	1,621	831
General and administrative	1,779	132	176	2,087	709

Total costs and expenses	3,426	1,558	721	5,705	2,675

Operating income (loss)	(181)	863	(200)	482	1,873
Other income (expense)
Equity in loss of unconsolidated investments	(32)	—	—	(32)	(55)
Gain (loss) on sale of properties	(787)	—	—	(787)	42
Gain (loss) on sale of marketable securities	(4)	—	—	(4)	(25)
Interest and other	(4)	(185)	20	(169)	45
Interest expense	(298)	(116)	—	(414)	(264)

Total other income (expense)	(1,125)	(301)	20	(1,406)	(257)

Net income (loss) before income taxes	(1,306)	562	(180)	(924)	1,616
Provision (benefit) for income taxes	(433)			(433)	598

Net income (loss)	$(873)	$562	$(180)	$(491)	$1,018

Total assets (after intercompany eliminations)	$54,514	$25,364	$9,055	$88,933	$44,601

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

					Six Months
					Ended
	Six Months Ended June 30, 2002				June 30, 2001

	United
	States	France	Turkey	Total	United States

	(in thousands)
Revenues:
Oil and gas sales	$5,972	$4,552	$1,041	$11,565	$8,849
Gain (loss) on commodity derivatives	(1,166)	(1,268)	—	(2,434)	568
Lease bonuses and rentals	501	—	—	501	325

Total revenues	5,307	3,284	1,041	9,632	9,742
Costs and expenses:
Lease operating	1,276	2,011	442	3,729	1,552
Exploration and acquisition	449	—	—	449	500
Depreciation, depletion and amortization	1,849	893	431	3,173	1,616
General and administrative	3,088	250	331	3,669	1,327

Total costs and expenses	6,662	3,154	1,204	11,020	4,995

Operating income (loss)	(1,355)	130	(163)	(1,388)	4,747
Other income (expense)
Equity in loss of unconsolidated investments	(64)	—	—	(64)	(155)
Gain (loss) on sale of properties	(1,035)	—	—	(1,035)	170
Gain (loss) on sale of marketable securities	(1)	—	—	(1)	6
Interest and other	18	(65)	14	(33)	101
Interest expense	(555)	(304)	—	(859)	(699)

Total other income (expense)	(1,637)	(369)	14	(1,992)	(577)

Net income (loss) before income taxes	(2,992)	(239)	(149)	(3,380)	4,170
Provision (benefit) for income taxes	(1,033)	—	—	(1,033)	1,543

Net income (loss)	$(1,959)	$(239)	$(149)	$(2,347)	$2,627

Total assets (after intercompany eliminations)	$54,514	$25,364	$9,055	$88,933	$44,601

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS

We utilize commodity derivative instruments (These transactions are generally structured as either swaps or collar contracts. A swap can be described as having the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if a floor or ceiling price is exceeded.) in order to (i) reduce the effect of the price fluctuations of the commodities we produce and sell; (ii) support our annual capital budgeting and expenditure plans; (iii) protect the amounts required for servicing outstanding debt; and (iv) maximize the funds available under our existing credit facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of all of our transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell.

The following table lists our open natural gas derivative contracts as of June 30, 2002. All contracts are based on NYMEX pricing. We estimated the fair value of the option agreement at June 30, 2002, from quotes by the counterparty representing the amounts we would expect to receive or pay to terminate the agreements on that date. We estimated the fair value of the swap agreement based on the difference between the strike prices and the forward NYMEX prices for each determination period multiplied by the notional volume for each period.

			Notional Volume per	Aggregate Volume
Contract Type	Effective Date	Termination Date	Month (MMBtu) (1)	(MMBtu) (1)

Swap	August 2002	October 2002	120,000	360,000
	November 2002	December 2002	80,000	160,000
	January 2003	December 2003	30,000	360,000
	January 2004	December 2004	50,000	600,000
Put Option	January 2003	December 2003	80,000	960,000
	January 2004	December 2004	50,000	600,000
Call Option	January 2003	December 2003	80,000	960,000
	January 2004	December 2004	50,000	600,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Fair Value
	Strike Price per	Gain/(Loss) June
Contract Type	MMBtu	30, 2002

Swap	$2.959	$(113,460)
	3.059	(109,220)
	3.900	8,760
	3.920	(31,900)
Put Option	3.250	323,418
	3.250	131,562
Call Option	4.850	(353,782)
	5.275	(135,312)

(1)	MMBtu — Million British thermal units.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     The following table lists our open crude oil derivative contracts as of June 30, 2002. We estimated the fair value of the swap agreements based on the difference between the strike prices and the forward index prices for each determination period multiplied by the notional volume for each period.

			Notional Volume per	Aggregate Volume
Contract Type	Effective Date	Termination Date	Month (Bbls)	(Bbls)

WTI Crude Swap	July 2002	December 2002	15,000	90,000
Brent Crude Swap	July 2002	December 2002	37,500	135,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Fair Value
		Gain/(Loss)
Contract Type	Strike Price per Bbl	June 30, 2002

WTI Crude Swap	$22.480	$(341,033)
Brent Crude Swap	23.178	(493,200)

NOTE 7 — LONG-TERM DEBT

On May 9, 2002, we amended our revolving credit facility with Bank of Texas (the “Texas Facility”). The amendment divided the amounts outstanding into two tranches. Tranche A amounted to $18,024,750, and Tranche B represented all amounts outstanding in excess of Tranche A. The amendment required that all amounts outstanding under Tranche B be repaid by July 15, 2002, and called for a monthly penalty of $50,000 if such amounts are not repaid by July 15, 2002. On August 1, 2002, we amended the Texas Facility again. Under the terms of this amendment, Tranche A is increased to $20,000,000, and the due date for Tranche B is extended to November 1, 2002. Additionally, this amendment requires no monthly penalty if all amounts under Tranche B are not repaid by November 1, 2002. At June 30, 2002, there was $21,715,000 outstanding under the Texas Facility, and, in accordance with the amendment, we have included $1,715,000 under current portion of long-term debt on the balance sheet.

NOTE 8 — LITIGATION

On August 7, 2002, we reached an agreement related to the Karak Petroleum legal proceeding described in the Notes to Consolidated Financial Statements included in our December 31, 2001, Annual Report on Form 10-K. Under the terms of the agreement, we will pay the plaintiffs $400,000 for full release of liability. Written documentation reflecting the foregoing is in the process of finalization. Prior to the agreement, we had no amounts accrued for this proceeding, which we assumed in the Madison merger. Because we had no amounts accrued for this contingency, and it existed prior to the date of the merger, we have adjusted our purchase price allocation by adding $400,000 to both goodwill and accounts payable and accrued liabilities. The agreement requires that we remit the $400,000 in two installments. The first installment of $50,000 is due upon finalization of the written documentation, and the remaining $350,000 must be paid by February 3, 2003.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 — EARNINGS PER COMMON SHARE

     The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation.

	Three Months Ended June 30			Six Months Ended June 30

	2002	2001		2002	2001

	(in thousands, except per share data)
Basic earnings per share
Numerator:
Net income (loss)	$(491)	$1,018		$(2,347)	$2,627
Less: dividends on preferred shares	90	90		180	180

Income (loss) available to common shares	$(581)	$928		$(2,527)	$2,447

Denominator:
Common shares outstanding	9,338	6,314		9,349	6,293

Basic earnings per share	$(0.06)	$0.15		$(0.27)	$0.39

Diluted earnings per share
Numerator:
Net income (loss)	$(491)	$1,018		$(2,347)	$2,697
Less: dividends on preferred shares	90	N/A	(1)	180	N/A	(1)

Income (loss) available to common shares	$(581)	$1,018		$(2,527)	$2,697

Denominator:
Common shares outstanding	9,338	6,314		9,349	6,293
Common stock options and warrants	N/A (2)	257		N/A (2)	278
Conversion of preferred shares	N/A (2)	1,000		N/A (2)	1,000
Conversion of debenture	N/A (2)	—		N/A (2)	—

	9,338	7,571		9,349	7,571

Diluted earnings per share	$(0.06)	$0.13		$(0.27)	$0.35

(1)	Because we have assumed that the preferred shares were converted into common shares, there would have been no preferred dividends paid.

(2)	Due to the net loss for the three-and six-month periods ended June 30, 2002, there were no dilutive shares.

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may constitute “forward-looking” statements for purposes of the Securities Act of 1933, and the Securities Exchange Act of 1934 and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “plans,” “believes,” “continues,” “expects,” “projections,” “forecasts,” “intends,” “may,” “might,” “could,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. Various factors that could cause the actual results, performance or achievements to differ materially from our expectations are disclosed in this report (“Cautionary Statements”), including, without limitation, those statements made in conjunction with the forward-looking statements included under the caption identified above and otherwise herein. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the Cautionary Statements.

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with Note 7 — Long-term Debt.

During the first six months of 2002, our primary source of capital for financing our operating and investing activities has been a combination of operating cash flow and cash received from oil and gas property sales. We constantly review the operating results of our properties on an individual basis. When we discover under-performing oil properties, we attempt to liquidate those properties. Cash provided by operating activities before changes in working capital during the six months ended June 30, 2002, amounted to $4.1 million, and we have received $2.0 million in proceeds from sales of property and equipment. We anticipate that cash flow provided by operating activities for the remaining six months of 2002 will be approximately $5.0 million.

We currently have two senior borrowing facilities. First, we have a revolving credit facility with Bank of Texas (the “Texas Facility”), which had permitted borrowings of $20.0 million at June 30, 2002. At June 30, 2002, we had borrowings outstanding under the Texas Facility of approximately $21.7 million. We will be required to repay $1.7 million of the borrowings outstanding under the Texas Facility by November 1, 2002. On August 1, 2002, we entered into an amendment agreement with Bank of Texas that established the amounts of the permitted borrowings and the portion that we are required to pay by November 1, 2002. Second, we have a revolving credit facility with Barclays Bank, Plc (the “Barclays Facility”). Under the Barclays Facility, we had $16.3 million outstanding at June 30, 2002. The Barclays Facility had a borrowing base of $20.0 million at June 30, 2002. However, additional borrowings will not be available until Barclays conducts a formal borrowing base review in October 2002. In addition, we are required to repay $3.6 million of the outstanding borrowings under the Barclays Facility during the remainder of 2002. During the first six months of 2002, we used $2.9 million of our available cash flow to reduce the amounts outstanding under the Barclays Facility. In 2002, we are reviewing ways to refinance all or part of our existing senior debt.

We anticipate that our 2002 capital expenditures budget, excluding any acquisitions we may make, will range from $5.0 million to $7.0 million. The actual amount will be determined by required exploratory and development drilling. We intend to fund our capital expenditures budget from operating cash flow, property sales, the proceeds of any financing we are able to secure, or a combination thereof. We will continue to focus most of our capital budget during 2002 on prospects that are currently in our inventory as a result of the Madison merger. During 2002, we will continue to limit our activity in France to development drilling on our existing properties. However, in Trinidad we expect to participate in two exploratory wells prior to year-end on the Southwest Cedros Peninsula. In Turkey, exploration work will continue on several projects including the processing and interpretation of the seismic data just acquired in the Black Sea.

We believe that sufficient funds will be available from operating and investing activities to meet anticipated capital requirements for fiscal 2002.

Dividends on our common stock may be declared and paid out of funds legally available when and as determined by our Board of Directors. Our policy is to hold and invest corporate funds in our ongoing operations, and, thus, we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, under the terms of the Texas Facility, we are prohibited from paying dividends on the common stock without prior consent from Bank of Texas (other than dividends payable in shares of common stock). In addition, any declaration of dividends must be approved by a majority of the holders of our Series A Convertible Preferred Stock.

Dividends on our Series A Convertible Preferred Stock are paid quarterly. Cash dividends totaling $90,000 and $180,000 were paid for the three-and six-month periods ended June 30, 2002 and 2001, respectively. Future dividends will be paid in cash at a rate of $90,000 per calendar quarter.

CRITICAL ACCOUNTING POLICIES

Other than the adoption of Statement 144 discussed in Note 3 to the consolidated financial statements included in this quarterly report on Form 10-Q, we did not have any changes in our critical accounting policies or in our significant accounting estimates during the six months ended June 30, 2002. Please see our Annual Report on Form 10-K for the year ended December 31, 2001, for a detailed discussion of our critical accounting policies.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

The following tables present production and average unit prices and costs for the geographic segments indicated:

	Three Months Ended			Three Months Ended
	June 30			June 30

	2002	2001		2002	2001

Production			Average Price
Oil (MBbls):			Oil ($/Bbl):
United States	62	73	United States	23.13	25.35
France	105	—	France	24.05	—
Turkey	24	—	Turkey	22.52	—

Total	191	73	Total	23.56	27.20
Gas (MMcf):			Gas ($/Mcf):
United States	460	454	United States	3.57	4.14
France	—	—	France	—	—
Turkey	—	—	Turkey	—	—

Total	460	454	Total	3.57	3.61
MBOE:			$/BOE
United States	139	149	United States	22.20	25.10
France	105	—	France	24.05	—
Turkey	24	—	Turkey	22.52	—

Total	268	149	Total	22.95	25.10

REVENUES

Oil and gas sales. Oil and gas sales increased by $2.3 million, or 59%, due to the operations of properties acquired in the Madison merger. The increase was offset by decreases in the average prices received for domestic production. Revenues attributable to the operations of the properties acquired in the Madison merger were approximately $3.1 million. The average price per BOE we received for our U.S. production decreased $2.90, or 12%.

Gain (loss) on commodity derivatives. We utilize commodity derivative instruments (These transactions are generally structured as either swaps or collar contracts. A swap can be described as having the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if a floor or ceiling price is exceeded.) in order to (i) reduce the effect of the price fluctuations of the commodities we produce and sell; (ii) support our annual capital budgeting and expenditure plans; (iii) protect the amounts required for servicing outstanding debt; and (iv) maximize the funds available under our existing credit facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of all of our transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell. During the second quarter of 2002, we had an unrealized gain of approximately $166,000 related to our hedging activity. This was offset by realized losses of approximately $454,000. During the second quarter of 2001, we had an unrealized gain of $427,000 and a realized gain of $141,000. As noted above, we have structured our commodity derivatives to reduce the effect of the price fluctuations of the commodities we produce and sell. As a result, those derivatives decline in value as the underlying commodity prices rise.

Any losses incurred on derivatives are offset by higher oil and gas sales revenues due to increases in underlying commodity prices. See Note 6 in the Notes to Consolidated Financial Statements included in this filing for more details.

Lease bonuses and rentals. Lease bonuses and rentals increased by $57,000, or 33%, due to a recent increase in leasing activity as a result of several wildcat discoveries in and around the minerals we own in Mississippi.

EXPENSES

Lease operating. Lease operating expenses increased $1.0 million, or 114%, due to the operations of the properties we acquired in the Madison merger and are commensurate with the increase in operating revenue from the Madison properties. Higher lease operating expenses were offset by decreases in U.S. production taxes that were a result of the decline in oil and gas sales prices discussed above. For the quarter, operating expenses associated with the properties acquired in the Madison merger amounted to $1.2 million.

Exploration and acquisition. Exploration and acquisition expense decreased $92,000, or 31%, due to decreased drilling activity compared with the same period in 2001. We plan to spend between $5.0 million and $7.0 million on drilling, or the majority of our capital expenditures, during 2002.

Depletion, depreciation and amortization. DD&A increased $790,000, or 95%, primarily due to the depletion of the properties we acquired in the Madison merger. Depletion expense on the properties we acquired in the Madison merger was approximately $770,000.

General and administrative. General and administrative expenses increased $1.4 million, or 194%, during the second quarter. The majority of this increase was a direct result of the Madison merger; however, a significant portion of these expenses, approximately $500,000, is non-recurring items that are either transaction and transition costs or other expenses of a one-time nature. Approximately $308,000 is general and administrative expense that is directly attributable to the operation of our new French and Turkish properties. The balance represents the ongoing cost of the Madison exploration staff that will be engaged both internationally and in the United States.

OTHER INCOME AND EXPENSE

Other income and expense resulted in a net charge to expenses of $1.4 million during the second quarter of 2002 versus $257,000 during the second quarter of 2001. Net expense increased $1.1 million, or 447%, primarily due to losses on property sales. We lost $787,000 on property sales closed in the second quarter of 2002, compared with a property-sale gain of $42,000 in the second quarter of 2001. As a result of lower oil and gas prices, we elected to proceed with the sale of several non-economic properties rather than sustain continued operating losses on those properties. This undertaking is in keeping with our ongoing practice of systematically high-grading our property holdings.

NET INCOME (LOSS) AVAILABLE TO COMMON SHARES

In the second quarter of 2002, we incurred a net loss of $581,000, compared with net income of $928,000 million for the same period in 2001. Lower second quarter 2002 results were due to decreased oil and gas prices compared with the second quarter of 2001, one-time transaction and transition costs related to the Madison merger, higher operating costs of the newly combined company after the addition of the Madison exploration staff, and losses on the sales of selected properties.

OTHER COMPREHENSIVE INCOME

This item should be read in conjunction with Note 3 in the Notes to Consolidated Financial Statements included in this filing.

The most significant element of comprehensive income, other than net income (loss), is foreign currency translation. The function currency of our operations in France is the Euro, and in Turkey the functional currency is the Turkish Lira. The exchange rates used to translate the financial position of those operations were approximately US$0.98 per Euro and US$0.64 per million Turkish Lira. The Euro rate at March 31, 2002, was US$0.88 per Euro and US$0.76 per million Turkish Lira. These fluctuations caused an unrealized loss of $2.3 million for the second quarter of 2002. No such charges existed during the second quarter of 2001 because we had no foreign operations during that period.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

The following tables present production and average unit prices and costs for the geographic segments indicated:

	Six Months Ended			Six Months Ended
	June 30			June 30

	2002	2001		2002	2001

Production			Average Price
Oil (MBbls):			Oil ($/Bbl):
United States	135	152	United States	20.82	25.97
France	215	—	France	21.15	—
Turkey	52	—	Turkey	19.95	—

Total	402	152	Total	20.89	26.80
Gas (MMcf):			Gas ($/Mcf):
United States	965	845	United States	3.00	5.46
France	—	—	France	—	—
Turkey	—	—	Turkey	—	—

Total	965	845	Total	3.00	3.07
MBOE:			$/BOE
United States	296	293	United States	19.29	29.24
France	215	—	France	21.15	—
Turkey	52	—	Turkey	19.95	—

Total	563	293	Total	20.06	29.24

REVENUES

Oil and gas sales. Oil and gas sales increased $2.7 million, or 31%, due to the operations of properties acquired in the Madison merger, but the increase was offset by decreases in the average prices received for domestic production. Revenues attributable to the operations of the properties acquired in the Madison merger were approximately $5.6 million. The average price per BOE we received for our U.S. production decreased $9.95, or 34%.

Gain (loss) on commodity derivatives. We utilize commodity derivative instruments (These transactions are generally structured as either swaps or collar contracts. A swap can be described as having the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if a floor or ceiling price is exceeded.) in order to (i) reduce the effect of the price fluctuations of the commodities we produce and sell; (ii) support our annual capital budgeting and expenditure plans; (iii) protect the amounts required for servicing outstanding debt; and (iv) maximize the funds available under our existing credit facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of all of our transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell. During the first half of 2002, we had an unrealized loss related to our hedging activity of approximately $2.1 million, and a realized loss of $300,000. During the first half of 2001, we had an unrealized gain of $427,000, and a realized gain of $141,000. The losses during the first half of 2002 are due to an increase in oil and gas prices between December 31, 2001, and June 30, 2002. As noted above, we have structured our commodity derivatives to reduce the effect of the price fluctuations of the commodities we produce and sell. As a result, those derivatives decline in value as the underlying commodity prices rise. Any losses incurred on derivatives are offset by higher oil and gas sales revenues due to increases in underlying commodity prices. See Note 6 in the Notes to Consolidated Financial Statements included in this filing for more details.

Lease bonuses and rentals. Lease bonuses and rentals increased by $176,000, or 54%, due to recent increases in leasing activity as a result of several wildcat discoveries in and around the minerals we own in Mississippi.

EXPENSES

Lease operating. Lease operating expenses increased $2.2 million, or 140%, due to the operations of the properties we acquired in the Madison merger and are commensurate with the increase in operating revenue from the Madison properties. Higher lease operating expenses were offset by decreases in U.S. production taxes that were a result of the decline in oil and gas sales prices discussed above. For the first half of 2002, operating expenses associated with the properties in the Madison merger amounted to $2.5 million.

Exploration and acquisition. Exploration and acquisition expense decreased $51,000, or 10%, due to decreased drilling activity, compared with the same period in 2001. We plan to spend between $5.0 million and $7.0 million on drilling, or the majority of our capital expenditures, during 2002.

Depletion, depreciation and amortization. DD&A increased $1.6 million, or 96%, due to the depletion of the properties we acquired in the Madison merger. Also contributing to the increase was a higher average depletion rate on U.S. properties. The higher average depletion rate was the result of lower prices in effect at December 31, 2001, as compared to those in effect at December 31, 2000. The lower prices caused beginning oil and gas reserves to be lower. Depletion expense on the properties we acquired from Madison was approximately $1.3 million. Production from our United States properties increased 3 MBOE, or 1%.

General and administrative. General and administrative expenses increased $2.3 million, or 176%, during the first half. The majority of this increase was a direct result of the acquisition of Madison; however, a significant portion of these expenses, approximately $500,000, is non-recurring items that are either transaction and transition costs or other expenses of a one-time nature. Approximately $581,000 is general and administrative expense that is directly attributable to the operation of our new French and Turkish properties. The balance represents the ongoing cost of the Madison exploration staff that will be engaged both internationally and in the United States.

OTHER INCOME AND EXPENSE

Other income and expense resulted in a net charge to expenses of $2.0 million in the first half of 2002, versus $577,000 for the same period in 2001. Net expense increased $1.4 million, or 245%, primarily due to losses on property sales and increased interest expense. We incurred a $1.0 million loss on property sales closed in the first half of 2002, compared with a property-sale gain of $170,000 in the first half of 2001. As a result of lower oil and gas prices, we elected to proceed with the sale of several non-economic properties rather than sustain continued operating losses on those properties. This undertaking is in keeping with our ongoing practice of systematically high-grading our property holdings. Interest expense increased, the result of the revolving credit balances assumed in the Madison merger.

NET INCOME (LOSS) AVAILABLE TO COMMON SHARES

In the first half of 2002, we incurred a net loss of $2.5 million, compared with net income of $2.4 million for the same period in 2001. Lower first-half results were due to decreased oil and gas prices, compared with the first half of 2001, one-time transaction and transition costs related to the Madison merger, higher operating costs of the newly combined company after the addition of the Madison exploration staff, and losses on the sales of selected properties.

OTHER COMPREHENSIVE INCOME

This item should be read in conjunction with Note 3 in the Notes to Consolidated Financial Statements included in this filing.

The most significant element of comprehensive income, other than net income (loss), is foreign currency translation. The function currency of our operations in France is the Euro, and in Turkey the functional currency is the Turkish Lira. The exchange rates used to translate the financial position of those operations are approximately US$0.98 per Euro and US$0.64 per million Turkish Lira. The Euro rate at December 31, 2001, was US$0.87 per Euro, and US$0.69 per million Turkish Lira. These fluctuations caused an unrealized loss of $840,000 for the first half of 2002. No such charges existed during the first half of 2001 because we had no foreign operations during that period.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Other than the decline in the fair value of our commodity derivatives discussed in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

Other than the Karak Petroleum settlement agreement discussed in the Notes to Consolidated Financial Statements included in this filing, there have been no material changes to the information reported under Item 3 — Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2001.

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any other suits or claims would not have a material adverse effect on our financial position.

ITEM 2 — CHANGES IN SECURITIES AND USE OF PROCEEDS — None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES — None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 26, 2002, we submitted a proxy statement to the Company’s stockholders as of the record date, April 1, 2002. The proxy statement was furnished to the Company’s stockholders in connection with the Annual Meeting of Stockholders held on May 30, 2002. There were 9,337,517 shares entitled to vote at the meeting. The proposals under consideration, along with the results of the voting, are as follows:

(1)	To approve the amendment to the Toreador Resources Corporation Amended and Restated 1990 Stock Option Plan increasing the number of shares authorized pursuant to such plan from 500,000 to 1,000,000 and to ratify the issuance of the stock options previously granted pursuant to such plan;

Votes For	Votes Against	Abstentions	Broker Non-Votes

4,821,708	303,064	102,209	2,270,597

(2)	To approve the Toreador Resources Corporation Amended and Restated 1994 Non-Employee Director Stock Option Plan, which among other items, increased the number of shares authorized pursuant to such plan from 200,000 to 500,000, and to ratify the issuance of the stock options previously granted pursuant to the 1994 Non-Employee Director Stock Option Plan;

Votes For	Votes Against	Abstentions	Broker Non-Votes

4,794,085	319,148	113,748	2,270,597

(3)	To approve the increase of the number of authorized shares of Toreador Common Stock to 30,000,000 as set forth in the Toreador Resources Corporation Amended and Restated Certificate of Incorporation;

Votes For	Votes Against	Abstentions	Broker Non-Votes

7,418,964	64,315	14,299	N/A

(4)	To approve the remainder of the Toreador Resources Corporation Amended and Restated Certificate of Incorporation; and

Votes For	Votes Against	Abstentions	Broker Non-Votes

5,156,004	57,231	13,746	2,270,597

(5)	To elect the following nominees for the Board of Directors:

Nominee	Votes For	Votes Withheld

Herbert L. Brewer(1)	7,345,776	151,802
David M. Brewer(1)	7,345,776	151,802
Edward N. Dane(1)	7,345,776	151,802
Peter L. Falb(1)	7,345,776	151,802
G. Thomas Graves III(1)	7,345,776	151,802
Thomas P. Kellogg(1)	7,344,576	153,002
William I. Lee(1)	7,345,776	151,802
John Mark McLaughlin(1)	7,345,776	151,802
H.R. Sanders, Jr.(1)	7,345,776	151,802
Joseph J. Simons	7,345,676	151,902

(1)	Incumbent

ITEM 5 — OTHER INFORMATION — None.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  There following exhibits are included herein:

3.1	-	Amended and Restated Certificate of Incorporation of Toreador Resources Corporation.

3.2	-	Second Amended and Restated Bylaws of Toreador Resources Corporation

10.1	-	Amendment Number One to the Toreador Resources Corporation Amended and Restated 1990 Stock Option Plan.

10.2	-	Toreador Resources Corporation Amended and Restated 1994 Non-employee Director Stock Option Plan.

10.3	-	Second Amendment to Loan Agreement dated May 9, 2002 between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association.

10.4	-	Amendment Number Two to the Toreador Resources Corporation Amended and Restated 1990 Stock Option Plan.

10.5	-	Amendment Number One to the Toreador Resources Corporation 2002 Stock Option Plan.

     (b)  Reports on Form 8-K:

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION, Registrant

August 14, 2002	/s/ G. Thomas Graves III

G. Thomas Graves III President and Chief Executive Officer

August 14, 2002	/s/ Douglas W. Weir

Douglas W. Weir Senior Vice President and Chief Financial Officer

EXHIBITS INDEX

Exhibit Number		Description

3.1	-	Amended and Restated Certificate of Incorporation of Toreador Resources Corporation.

3.2	-	Second Amended and Restated Bylaws of Toreador Resources Corporation

10.1	-	Amendment Number One to the Toreador Resources Corporation Amended and Restated 1990 Stock Option Plan.

10.2	-	Toreador Resources Corporation Amended and Restated 1994 Non-employee Director Stock Option Plan.

10.3	-	Second Amendment to Loan Agreement dated May 9, 2002 between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association.

10.4	-	Amendment Number Two to the Toreador Resources Corporation Amended and Restated 1990 Stock Option Plan.

10.5	-	Amendment Number One to the Toreador Resources Corporation 2002 Stock Option Plan.