Form 10-Q
period 2002-09-30
TOREADOR RESOURCES CORP
filed 2002-11-14
CIK 98720

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2002

Common Stock, $0.15625 par value	9,337,517 shares

TOREADOR RESOURCES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1 –	FINANCIAL STATEMENTS

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2002	2001

	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$677	$2,155
Accounts and notes receivable	3,774	3,456
Available-for-sale securities, at fair value	74	348
Unrealized gains on commodity derivatives	—	993
Other	2,533	1,151

Total current assets	7,058	8,103
Properties and equipment, net, successful efforts method	69,141	78,028
Investments in unconsolidated entities	2,753	2,855
Income taxes receivable	702	—
Goodwill	5,671	5,076
Other assets	503	392

Total Assets	$85,828	$94,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,101	$6,078
Unrealized loss on commodity derivatives	1,418	—
Current portion of long-term debt	2,700	2,625
Income taxes payable	571	279

Total current liabilities	10,790	8,982
Long-term debt	31,967	36,874
Deferred tax liability	11,507	12,883
Convertible debenture	2,160	2,160

Total liabilities	56,424	60,899
Stockholders’ equity:
Preferred stock, $1.00 par value, 4,000,000 shares authorized; 160,000 issued	160	160
Common stock, $0.15625 par value, 30,000,000 shares authorized; 10,058,544 shares issued	1,572	1,572
Capital in excess of par value	29,656	29,593
Retained earnings	834	4,617
Accumulated other comprehensive income (loss)	(284)	(33)

	31,938	35,909
Treasury stock at cost:
721,027 and 681,027 shares	(2,534)	(2,354)

Total stockholders’ equity	29,404	33,555

Total Liabilities and Stockholders’ Equity	$85,828	$94,454

See accompanying notes to the consolidated financial statements

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

	(in thousands, except per share data)
Revenues:
Oil and gas sales	$5,800	$2,719	$17,365	$11,568
Gain (loss) on commodity derivatives	(1,128)	454	(3,562)	1,022
Lease bonuses and rentals	120	162	621	488

Total revenues	4,792	3,335	14,424	13,078
Costs and expenses:
Lease operating	1,834	780	5,563	2,332
Exploration and acquisition	263	497	712	997
Depreciation, depletion and amortization	1,428	662	4,601	2,278
General and administrative	1,728	633	5,397	1,960

Total costs and expenses	5,253	2,572	16,273	7,567

Operating income (loss)	(461)	763	(1,849)	5,511
Other income (expense)
Equity in losses of unconsolidated investments	(10)	(18)	(74)	(173)
Gain (loss) on sale of properties and other assets	(1,082)	115	(2,117)	285
Loss on sale of marketable securities	—	(15)	(1)	(10)
Interest and other	217	42	184	143
Interest expense	(658)	(276)	(1,517)	(975)

Total other income (expense)	(1,533)	(152)	(3,525)	(730)

Net income (loss) before income taxes	(1,994)	611	(5,374)	4,781
Provision (benefit) for income taxes	(828)	226	(1,861)	1,769

Net income (loss)	(1,166)	385	(3,513)	3,012
Less: dividends on preferred shares	90	90	270	270

Income (loss) available to common shares	$(1,256)	$295	$(3,783)	$2,742

Basic income (loss) per share	$(0.13)	$0.05	$(0.40)	$0.43

Diluted income (loss) per share	$(0.13)	$0.04	$(0.40)	$0.40

Weighted average shares outstanding
Basic	9,338	6,374	9,345	6,320
Diluted	9,338	6,582	9,345	7,568

See accompanying notes to the consolidated financial statements

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30

	2002	2001

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(3,513)	$3,012
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of commodity derivatives	2,411	(373)
Depreciation, depletion and amortization	4,601	2,278
Loss (gain) on sale of properties	2,117	(285)
Loss on sale of marketable securities	1	10
Equity in loss of unconsolidated investments	102	173
Dry holes and abandonments	—	553
Decrease (increase) in operating assets:
Accounts and notes receivable	(379)	517
Income taxes receivable	(702)	—
Other current assets	(1,648)	(788)
Other assets	44	109
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(568)	(225)
Income taxes payable	292	928
Deferred taxes	(1,174)	(32)
Other	63	—

Net cash provided by operating activities	1,647	5,877
Cash flows from investing activities:
Expenditures for properties and equipment	(2,147)	(10,633)
Proceeds from the sale of properties and equipment	4,316	638
Investment in EnergyNet.com, Inc.	—	(100)
Purchase of marketable securities	(51)	(643)
Proceeds from sale of marketable securities	215	326

Net cash provided by (used in) investing activities	2,333	(10,412)
Cash flows from financing activities:
Payment for debt issuance costs	(175)	(138)
Borrowings under revolving credit arrangements	4,207	9,043
Repayments under revolving credit arrangements	(9,039)	(5,383)
Proceeds from issuance of stock	—	247
Payment of preferred dividends	(270)	(270)
Purchase of treasury stock	(180)	(468)

Net cash provided by (used in) financing activities	(5,457)	3,031

Net decrease in cash and cash equivalents	(1,477)	(1,504)
Cash and cash equivalents, beginning of period	2,155	1,756

Cash and cash equivalents, end of period	$678	$252

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$124	$842
Cash paid during the period for interest	$1,473	$821

See accompanying notes to the consolidated financial statements

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

You should read these consolidated financial statements along with the consolidated financial statements and notes in the 2001 Annual Report on Form 10-K of Toreador Resources Corporation (the “Company, we, us, our”) filed with the Securities and Exchange Commission. In our opinion, the information furnished herein reflects all adjustments, only consisting of normal recurring adjustments necessary for a fair presentation of the results of these interim periods. Operating results for the three- and nine-month periods ended September 30, 2002, may not necessarily be indicative of the results for the year ending December 31, 2002.

NOTE 2 – COMPREHENSIVE INCOME

The following table presents the components of comprehensive income, net of related tax (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Income (loss) available to common shares	$(1,256)	$295	$(3,783)	$2,742
Foreign currency translation adjustment	657	—	(183)	—
Change in fair value of available-for-sale securities	(17)	(25)	(68)	(98)

Comprehensive income (loss)	$(616)	$270	$(4,034)	$2,644

We now report foreign currency translation adjustments as a component of comprehensive income due to our operations in France and Turkey beginning January 1, 2002.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

On August 15, 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“Statement 143”). Statement 143 was initiated in 1994 to account for the costs of nuclear decommissioning. The FASB expanded the scope to include similar closure or removal-type costs in other industries that are incurred during the life of an asset. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. When

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Statement 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We will adopt this standard on January 1, 2003. Upon adopting the standard, we estimate that we will increase properties and equipment and record an abandonment liability that will range between $300,000 and $500,000. We do not anticipate that the impact to our results of operations will be material.

On January 1, 2002, we adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). The new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. The new rules also supersede the provisions of Accounting Principles Board Opinion No. 30 (“APB 30”) with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. Typically, when we identify properties for sale, we sell them immediately via Internet auction. When we sell properties via Internet auction, we set a minimum price (a “reserve price”) that must be met for the auction to close. If the reserve price is not met, we have the ability to remove the property from sale. Because of these facts, the properties identified for sale do not meet the criteria to be classified as assets held-for-sale in accordance with Statement 144. Because we had no properties held for sale at December 31, 2001, adopting Statement 144 did not have a material impact on our financial position at January 1, 2002, or results of operations for the three- and nine-month periods ended September 30, 2002.

In April, 2002, the FASB issued Statement No. 145 (“Statement 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” related to accounting for debt extinguishments, leases and intangible assets of motor carriers. The provisions of Statement 145 are effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. Because we do not have, and we do not anticipate having, debt extinguishments or the type of lease transactions mentioned in Statement 145, we believe that adopting Statement 145 will not have a material impact on our financial position or results of operations.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – ACQUISITIONS

On May 31, 2002, we acquired Wilco Turkey Limited (“WTL”) from Wilco Properties, Inc. (“WPI”). WTL’s primary asset is an interest (ranging from 52.5% to 87.5%) in exploration licenses covering 2.2 million acres in the Thrace Basin and in the central and southeast areas of Turkey. On May 31, 2002, we also acquired from F-Co Holdings Kandamis (“F-CO”) additional interests (ranging from 7.5% to 12.5%) in the same exploration licenses. The purpose of the acquisition was to obtain, explore and possibly develop the acreage covered by the licenses. The acreage in the Thrace Basin is adjacent to or near the acreage we held prior to the acquisition of WTL. In exchange for all of the outstanding common stock of WTL, we have agreed to give WPI an overriding royalty interest in any successful wells we drill on the acreage covered by the exploration licenses we acquired. Additionally, both WPI and F-CO retained net profits interests in the operation of the Canhidir #1, a carbon dioxide well that WTL completed prior to the acquisition. The well has proven carbon dioxide reserves, but has not produced to date due to the lack of a carbon dioxide market. We have also agreed to give F-CO, in exchange for its interest in the acreage, an overriding royalty interest in any successful wells we drill on the acreage. As of the acquisition date, there were no outstanding liabilities associated with WTL. We did not convey value to WPI or F-CO on the acquisition date or assume any liabilities; therefore, the fair value of the transaction was zero. We have allocated no value to the assets acquired from WTL and F-CO. WPI is controlled by William I. Lee, a director and stockholder, and F-CO is controlled by Peter L. Falb, a director and stockholder.

NOTE 5 – GEOGRAPHIC OPERATING SEGMENT INFORMATION

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

The following tables provide the geographic operating segment data required by Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. Operations in France and Turkey began when we completed our merger with Madison on December 31, 2001. Accordingly, we had operations in only the U.S. segment during the three- and nine-month periods ended September 30, 2001. Subsequent to December 31, 2001, we combined the “United States” and “Headquarters and Other” segments to more accurately reflect the way we analyze our operations.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

					Three Months
					Ended
					September 30,
	Three Months Ended September 30, 2002				2001

	United States	France	Turkey	Total(1)	United States

	(in thousands)
Revenues:
Oil and gas sales	$2,670	$2,382	$748	$5,800	$2,719
Gain (loss) on commodity derivatives	(446)	(682)	—	(1,128)	454
Lease bonuses and rentals	120	—	—	120	162

Total revenues	2,344	1,700	748	4,792	3,335
Costs and expenses:
Lease operating	601	997	236	1,834	780
Exploration and acquisition	263	—	—	263	497
Depreciation, depletion and amortization	678	466	284	1,428	662
General and administrative	1,305	167	256	1,728	633

Total costs and expenses	2,847	1,630	776	5,253	2,572

Operating income (loss)	(503)	70	(28)	(461)	763
Other income (expense)
Equity in losses of unconsolidated investments	(10)	—	—	(10)	(18)
Gain (loss) on sale of properties	(1,082)	—	—	(1,082)	115
Loss on sale of marketable securities	—	—	—	—	(15)
Interest and other	31	180	6	217	42
Interest expense	(475)	(183)	—	(658)	(276)

Total other income (expense)	(1,536)	(3)	6	(1,533)	(152)

Net income (loss) before income taxes	(2,039)	67	(22)	(1,994)	611
Provision (benefit) for income taxes	(828)	—	—	(828)	226

Net income (loss)	$(1,211)	$67	$(22)	$(1,166)	$385

Total assets	$91,060	$24,666	$9,424	$85,828	$47,847

(1)	Total consolidated assets reflect the effect of intersegment eliminations.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

					Nine Months
					Ended
					September 30,
	Nine Months Ended September 30, 2002				2001

	United States	France	Turkey	Total(1)	United States

	(in thousands)
Revenues:
Oil and gas sales	$8,642	$6,934	$1,789	$17,365	$11,568
Gain (loss) on commodity derivatives	(1,612)	(1,950)	—	(3,562)	1,022
Lease bonuses and rentals	621	—	—	621	488

Total revenues	7,651	4,984	1,789	14,424	13,078
Costs and expenses:
Lease operating	1,877	3,008	678	5,563	2,332
Exploration and acquisition	712	—	—	712	997
Depreciation, depletion and amortization	2,527	1,359	715	4,601	2,278
General and administrative	4,393	417	587	5,397	1,960

Total costs and expenses	9,509	4,784	1,980	16,273	7,567

Operating income (loss)	(1,858)	200	(191)	(1,849)	5,511
Other income (expense)
Equity in losses of unconsolidated investments	(74)	—	—	(74)	(173)
Gain (loss) on sale of properties	(2,117)	—	—	(2,117)	285
Loss on sale of marketable securities	(1)	—	—	(1)	(10)
Interest and other	49	115	20	184	143
Interest expense	(1,030)	(487)	—	(1,517)	(975)

Total other income (expense)	(3,173)	(372)	20	(3,525)	(730)

Net income (loss) before income taxes	(5,031)	(172)	(171)	(5,374)	4,781
Provision (benefit) for income taxes	(1,861)	—	—	(1,861)	1,769
Net income (loss)	$(3,170)	$(172)	$(171)	$(3,513)	$3,012

Total assets	$91,060	$24,666	$9,424	$85,828	$47,847

(1)	Total consolidated assets reflect the effect of intersegment eliminations.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

We utilize commodity derivative instruments as part of our risk management program. These transactions are generally structured as either swaps or collar contracts. A swap can be described as having the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if a floor or ceiling price is exceeded. These instruments (i) reduce the effect of the price fluctuations of the commodities we produce and sell; (ii) support our annual capital budgeting and expenditure plans; (iii) protect the amounts required for servicing outstanding debt; and (iv) maximize the funds available under our existing credit facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of our transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell.

The following table lists our open natural gas derivative contracts as of September 30, 2002. All contracts are based on NYMEX pricing. We estimated the fair value of the option agreement at September 30, 2002, from quotes by the counterparty representing the amounts we would expect to receive or pay to terminate the agreements on that date. We estimated the fair value of the swap agreement based on the difference between the strike prices and the forward NYMEX prices for each determination period multiplied by the notional volume for each period.

			Notional			Fair Value –
			Volume per	Aggregate		Gain/(Loss)
Contract	Effective	Termination	Month	Volume	Strike Price	September 30,
Type	Date	Date	(MMBtu)(1)	(MMBtu)(1)	per MMBtu	2002

	November	December
Swap	2002	2002	80,000	160,000	$3.059	$(187,380)
	January	December
	2003	2003	30,000	360,000	$3.900	$(58,710)
	January	December
	2004	2004	50,000	600,000	$3.920	$23,150
Put	January	December
Option	2003	2003	80,000	960,000	$3.250	$180,668
	January	December
	2004	2004	50,000	600,000	$3.250	$176,764
Call	January	December
Option	2003	2003	80,000	960,000	$4.850	$(295,479)
	January	December
	2004	2004	50,000	600,000	$5.275	$(152,975)

(1)	MMBtu — Million British thermal units.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table lists our open crude oil derivative contracts as of September 30, 2002. We estimated the fair value of the swap agreements based on the difference between the strike prices and the forward index prices for each determination period multiplied by the notional volume for each period.

			Notional			Fair Value –
			Volume per	Aggregate		Gain/(Loss)
Contract	Effective	Termination	Month	Volume	Strike Price	September
Type	Date	Date	(Bbls)	(Bbls)	per Bbl	30, 2002

WTI Crude	October	December
Swap	2002	2002	15,000	45,000	$22.480	$(338,100)
Brent Crude	October	December
Swap	2002	2002	37,500	112,500	$23.108	$(641,475)
Brent Crude	January	December			$21.00 Floor
Collar	2003	2003	20,000	240,000	$26.00 Ceiling	$(124,800)

NOTE 7 – LONG-TERM DEBT

On May 9, 2002, we amended our revolving credit facility with Bank of Texas (the “Texas Facility”). The amendment divided the amounts outstanding into two tranches. Tranche A amounted to $18,024,750, and Tranche B represented all amounts outstanding in excess of Tranche A. The amendment required that all amounts outstanding under Tranche B be repaid by July 15, 2002, and called for a monthly penalty of $50,000 if such amounts were not repaid by July 15, 2002. In connection with this amendment, we paid a fee of $100,000. On August 1, 2002, we amended the Texas Facility again. Under the terms of this amendment, Tranche A was increased to $20,000,000, and the due date for Tranche B was extended to November 1, 2002. Additionally, this amendment required no monthly penalty if all amounts under Tranche B were not repaid by November 1, 2002. In connection with this amendment, we paid a fee of $75,000. On September 23, 2002, we amended the Texas Facility for the fourth time. The fourth amendment eliminated the Tranches, set the borrowing base at $19,375,000 and calls for monthly principal payments of $150,000 through March 2003. There was no fee associated with this amendment. At September 30, 2002, there was $19,316,500 outstanding under the Texas Facility, and, in accordance with the amendment, we have included $900,000 under the current portion of long-term debt on the balance sheet.

NOTE 8 – LITIGATION

On September 18, 2002, we received a ruling from the American Arbitration Association related to the Trinidad Arbitration legal proceeding described in the Notes to Consolidated Financial Statements included in our December 31, 2001, Annual Report on Form 10-K. The arbitrator ruled that certain payments by Toreador’s subsidiary were delinquent, and, according to the terms of the partnership agreement, Toreador’s interest in Trinidad Exploration and Development, Ltd. (“TED”) has been reduced from 25% to 16.33%.

On August 7, 2002, we reached an agreement related to the Karak Petroleum legal proceeding described in the Notes to Consolidated Financial Statements included in our December 31, 2001, Annual Report on

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Form 10-K. Under the terms of the agreement, we will pay the plaintiffs $400,000 for full release of liability. Written documentation reflecting the foregoing was finalized on August 29, 2002. Prior to the agreement, we had no amounts accrued for this proceeding, which we assumed in the Madison merger. Because we had no amounts accrued for this contingency, and it existed prior to the date of the merger, we have adjusted our purchase price allocation by adding $400,000 to both goodwill and accounts payable and accrued liabilities. The agreement requires that we remit the $400,000 in two installments. The first installment of $50,000 was paid on August 29, 2002, and the remaining $350,000 must be paid by February 3, 2003.

NOTE 9 – EARNINGS PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation.

	Three Months Ended			Nine Months Ended
	September 30			September 30

	2002	2001		2002	2001

	(in thousands, except per share data)
Basic earnings per share
Numerator:
Net income (loss)	$(1,166)	$385		$(3,513)	$3,012
Less: dividends on preferred shares	90	90		270	270

Income (loss) available to common shares	$(1,256)	$295		$(3,783)	$2,742

Denominator:
Common shares outstanding	9,338	6,374		9,345	6,320

Basic earnings per share	$(0.13)	$0.05		$(0.40)	$0.43

Diluted earnings per share
Numerator:
Net income (loss)	$(1,166)	$385		$(3,513)	$3,012
Less: dividends on preferred shares	90	90		270	N/A	(1)

Income (loss) available to common shares	$(1,256)	$295		$(3,783)	$3,012

Denominator:
Common shares outstanding	9,338	6,374		9,345	6,320
Common stock options and warrants	N/A (2)	208		N/A (2)	248
Conversion of preferred shares	N/A (2)	N/A	(3)	N/A (2)	1,000
Conversion of debenture	N/A (2)	—		N/A (2)	—

	9,338	6,582		9,345	7,568

Diluted earnings per share	$(0.13)	$0.04		$(0.40)	$0.40

(1)	Because we have assumed that the preferred shares were converted into common shares, there would have been no preferred dividends paid.

(2)	Due to the net loss for the three- and nine-month periods ended September 30, 2002, there were no dilutive shares.

(3)	Preferred shares were antidilutive for the three months ended September 30, 2001.

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with Note 7 in the Notes to Consolidated Financial Statements included in this filing.

For the first nine months of 2002, cash flow from operations before working capital changes and including proceeds from the sale of properties and equipment was $10.0 million, compared with $6.0 million for the year-ago period. Cash flow from operations before working capital changes for the first nine months of 2002 was $5.7 million versus $5.4 million for the same period in 2001. We continually review the operating results of each of our properties. When we discover under performing properties, we attempt to liquidate them. During the nine months ended September 30, 2002, we received $4.3 million in proceeds from sales of property and equipment. We expect that cash flow provided by operating activities for the remaining three months of 2002 will be approximately $2.6 million.

We currently have two senior borrowing facilities. First, we have a revolving credit facility with Bank of Texas (the “Texas Facility”), which had permitted borrowings of $19.4 million at September 30, 2002. At September 30, 2002, we had borrowings outstanding under the Texas Facility of approximately $19.3 million. We will be required to make monthly principal payments of $150,000 under the Texas Facility through March 31, 2003, and accordingly, we have included $900,000 in the current portion of long-term debt on the balance sheet. On September 23, 2002, we entered into an amendment agreement with Bank of Texas that established the amounts of the permitted borrowings and the portion that we are required to pay by March 31, 2003.

We also have a revolving credit facility with Barclays Bank, Plc (the “Barclays Facility”). Under the Barclays Facility, we had $15.4 million outstanding at September 30, 2002. Barclays previously advised us that it intended to withdraw from the reserve-based lending business and to transfer the balance of its reserve-based loans to one or more third-party banking institutions Until a third-party lender assumes the facility, we will not be allowed to borrow any additional funds under the Barclays Facility. In the interim, we are required to make monthly principal payments of $300,000 until March 2003, and accordingly, we have included $1.8 million in the current portion of long-term debt on the balance sheet. During the first nine months of 2002, we used $4.8 million of our available cash flow to reduce the amounts outstanding under the Barclays Facility.

During October 2002, we received approval from our Board of Directors and holders of a majority of our Series A Convertible Preferred Stock for the private placement of up to $4 million of additional preferred stock. The new series of preferred stock, Series A-1 Convertible Preferred Stock, is priced at $25.00 per share and has essentially the same terms as the Series A Convertible Preferred Stock. Each share of Series A-1 Convertible Preferred Stock is entitled to an annual 9% cash dividend payable quarterly and is convertible into 6.25 shares of our common stock. To date, we have sold 37,000 shares of Series A-1 Convertible Preferred Stock for aggregate proceeds of $925,000 and we anticipate continuing to accept subscriptions until December 31, 2002 for up to an aggregate of $4.0 million of Series A-1 Convertible Preferred Stock. We expect to use the net proceeds from the private placement to fund portions of our exploration and development program and for other general corporate purposes. We are offering this new series of preferred stock only to accredited investors in accordance with a private placement memorandum. The shares of Series A-1 Convertible Preferred Stock have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

We anticipate that our 2002 capital expenditures budget, excluding any acquisitions we may make, will be approximately $5.0 million. The actual amount will be determined by required exploratory and development drilling. We intend to fund our capital expenditures budget from operating cash flow, property sales, the proceeds of any financing we are able to secure, or a combination thereof. We will continue to focus most of our 2002 capital budget on prospects in our inventory as a result of the Madison merger. During 2002, we will continue to limit our activity in France to development drilling on our existing properties. In Trinidad we are participating in one exploratory well, and we expect to participate in another prior to year-end on the Southwest Cedros Peninsula. In Turkey, exploration work will continue on several projects, including the processing and interpretation of seismic data recently acquired in the Black Sea.

Dividends on our common stock may be declared and paid out of funds legally available when and as determined by our Board of Directors. Our policy is to hold and invest corporate funds in our ongoing operations, and, thus, we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, under the terms of the Texas Facility, we are prohibited from paying dividends on the common stock without prior consent from Bank of Texas (other than dividends payable in shares of common stock). In addition, any declaration of dividends on our common stock must be approved by a majority of the holders of our Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock.

Dividends on our Series A Convertible Preferred Stock are paid quarterly. Cash dividends totaling $90,000 and $270,000 were paid for the three- and nine-month periods ended September 30, 2002 and 2001, respectively. Future dividends will be paid in cash at a rate of $90,000 per calendar quarter. Assuming that we receive subscriptions for the full 160,000 shares of the Series A-1 Convertible Preferred Stock, we will pay total dividends of $180,000 per calendar quarter.

We believe that sufficient funds will be available from operating cash flow to meet anticipated capital requirements for fiscal 2002. The following table sets forth our contractual obligations at September 30, 2002 for the periods shown (dollars in thousands):

			Due Within

	Total	1 Year	2 – 3 Years	4 – 5 Years	After 5 Years

Debt	$34,667	$2,700	$—	$31,967	$—
Leases	1,982	412	814	756	—

Total	$36,649	$3,112	$814	$32,723	$—

CRITICAL ACCOUNTING POLICIES

Other than the adoption of Statement 144 discussed in Note 3 in the Notes to Consolidated Financial Statements included in this filing, we did not have any changes in our critical accounting policies or in our significant accounting estimates during the nine months ended September 30, 2002. Please see our Annual Report on Form 10-K for the year ended December 31, 2001, for a detailed discussion of our critical accounting policies.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

The following tables present production and average unit prices and costs for the geographic segments indicated:

	Three Months Ended
	September 30

	2002	2001

Production
Oil (MBbls):
United States	56	71
France	100	—
Turkey	30	—

Total	186	71
Gas (MMcf):
United States	472	392
France	—	—
Turkey	—	—

Total	472	392
MBOE:
United States	135	136
France	100	—
Turkey	30	—

Total	265	136

Average Price
Oil ($/Bbl):
United States	24.12	23.33
France	23.75	—
Turkey	24.87	—

Total	24.04	23.33
Gas ($/Mcf):
United States	2.66	2.61
France	—	—
Turkey	—	—

Total	2.66	2.61
$/BOE:
United States	19.34	19.64
France	23.75	—
Turkey	24.87	—

Total	21.64	19.64

REVENUES

Oil and gas sales. Oil and gas sales increased by $3.1 million, or 113%, due to the operations of properties acquired in the Madison merger. Revenues attributable to the operations of the properties acquired in the Madison merger were approximately $3.1 million.

Gain (loss) on commodity derivatives. We utilize commodity derivative instruments as part of our risk management program. These transactions are generally structured as either swaps or collar contracts. A swap can be described as having the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if a floor or ceiling price is exceeded. These instruments (i) reduce the effect of the price fluctuations of the commodities we produce and sell; (ii) support our annual capital budgeting and expenditure plans; (iii) protect the amounts required for servicing outstanding debt; and (iv) maximize the funds available under our existing credit facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of our transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell. During the third quarter of 2002, we had an unrealized loss of approximately $304,000 related to our hedging activity, coupled with realized losses of approximately $824,000. During the third quarter of 2001, we had an unrealized loss of $98,000 and a realized gain of $552,000. As noted above, we have structured our commodity derivatives to reduce the effect of price fluctuations of the commodities we produce and sell. As a result, those derivatives decline in value as the underlying commodity prices rise. Any losses incurred on derivatives are offset by higher oil and gas sales revenues due to increases in underlying commodity prices. See Note 6 in the Notes to Consolidated Financial Statements included in this filing for more details.

Lease bonuses and rentals. Lease bonuses and rentals decreased $42,000, or 26%, due to a decrease in leasing activity since the second quarter of 2002 on the minerals we own in Mississippi.

EXPENSES

Lease operating. Lease operating expenses increased $1.1 million, or 135%, due to the operations of the properties we acquired in the Madison merger and are commensurate with the increase in operating revenue from the Madison properties. Higher lease operating expenses were offset by decreases in U.S. production taxes, a result of the decline in oil and gas sales prices discussed above. For the quarter, operating expenses associated with the properties acquired in the Madison merger amounted to $1.2 million.

Exploration and acquisition. Exploration and acquisition expense decreased $234,000, or 47%, due to decreased drilling activity compared with the same period in 2001.

Depletion, depreciation and amortization. DD&A increased $766,000, or 116%, primarily due to the depletion of the properties we acquired in the Madison merger. Depletion expense on the properties we acquired in the Madison merger was approximately $750,000.

General and administrative. General and administrative expenses increased $1.1 million, or 173%, during the third quarter. The majority of this increase was a result of the Madison merger; however, a significant portion of these expenses, approximately $318,000, is non-recurring items that are either transaction and transition costs or other expenses of a one-time nature. General and administrative expense of approximately $423,000 is directly attributable to the operation of our new French and Turkish properties. The balance represents the ongoing expense of the exploration staff that joined the Company as a result of the Madison merger; these individuals are engaged in U.S. and international work.

OTHER INCOME AND EXPENSE

Other income and expense resulted in a net charge to expenses of $1.5 million during the third quarter of 2002 versus $152,000 during the third quarter of 2001. Net expense increased $1.4 million, or 909%, primarily due to losses on property sales. We lost $1.1 million on property sales closed in the third quarter of 2002, compared with a property-sale gain of $115,000 in the third quarter of 2001. As a result of lower oil and gas prices, we elected to proceed with the sale of several non-economic, non-strategic properties rather than sustain continued operating losses on those properties. This is in keeping with our ongoing practice of systematically high-grading our base property holdings. The remainder of the increase consists of interest on the Barclays Facility and the convertible debenture; no interest on these facilities was paid in the year-ago quarter because we were not utilizing these financial facilities.

NET INCOME (LOSS) AVAILABLE TO COMMON SHARES

In the third quarter of 2002, we incurred a net loss of $1.3 million, compared with net income of $295,000 for the same period in 2001. Lower third-quarter 2002 results were due to losses on commodity derivatives, one-time transaction and transition costs related to the Madison merger, higher operating costs of the newly combined company after the addition of the Madison exploration staff, and losses on the sales of selected properties.

OTHER COMPREHENSIVE INCOME

This item should be read in conjunction with Note 2 in the Notes to Consolidated Financial Statements included in this filing.

The most significant element of comprehensive income, other than net income (loss), is foreign currency translation. The function currency of our operations in France is the Euro, and in Turkey the functional currency is the Turkish Lira. The exchange rates used to translate the financial position of those operations at September 30, 2002, were approximately US$ 0.99 per Euro and US$ 0.61 per million Turkish Lira. The Euro rate at June 30, 2002, was US$ 0.99 per Euro and US$ 0.64 per million Turkish Lira. These fluctuations caused an unrealized gain of $657,000 for the third quarter of 2002. No such charges existed during the third quarter of 2001 because we had no foreign operations during that period.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

The following tables present production and average unit prices and costs for the geographic segments indicated:

	Nine Months Ended
	September 30

	2002	2001

Production
Oil (MBbls):
United States	191	223
France	316	—
Turkey	82	—

Total	589	223
Gas (MMcf):
United States	1,437	1,238
France	—	—
Turkey	—	—

Total	1,437	1,238
MBOE:
United States	430	429
France	316	—
Turkey	82	—

Total	828	429

Average Price
Oil ($/Bbl):
United States	21.79	25.13
France	21.98	—
Turkey	21.74	—

Total	21.88	25.13
Gas ($/Mcf):
United States	2.89	4.56
France	—	—
Turkey	—	—

Total	2.89	4.56
$/BOE:
United States	19.31	26.19
France	21.98	—
Turkey	21.74	—

Total	20.57	26.19

REVENUES

Oil and gas sales. Oil and gas sales increased $5.8 million, or 50%, due to the operations of properties acquired in the Madison merger, but the increase was offset by decreases in the average realized prices received for domestic production. Revenues attributable to the operations of the properties acquired in the Madison merger were approximately $8.7 million. The average realized price per BOE we received for our U.S. production decreased $5.62, or 21%.

Gain (loss) on commodity derivatives. We utilize commodity derivative instruments as part of our risk management program. These transactions are generally structured as either swaps or collar contracts. A swap can be described as having the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if a floor or ceiling price is exceeded. These instruments (i) reduce the effect of the price fluctuations of the commodities we produce and sell; (ii) support our annual capital budgeting and expenditure plans; (iii) protect the amounts required for servicing outstanding debt; and (iv) maximize the funds available under our existing credit facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of our transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell. During the first nine months of 2002, we had an unrealized loss related to our hedging activity of approximately $2.4 million and a realized loss of $1.2 million. During the first nine months of 2001, we had an unrealized gain of $329,000 and a realized gain of $693,000. The losses during the first nine months of 2002 are due to an increase in oil and gas prices between December 31, 2001, and September 30, 2002. As noted above, we have structured our commodity derivatives to reduce the effect of price fluctuations of the commodities we produce and sell. As a result, those derivatives decline in value as the underlying commodity prices rise. Any losses incurred on derivatives are offset by higher oil and gas sales revenues due to increases in underlying commodity prices. See Note 6 in the Notes to Consolidated Financial Statements included in this filing for more details.

Lease bonuses and rentals. Lease bonuses and rentals increased $133,000, or 27%, due to increases in leasing activity during the last quarter of 2001 and the first half of 2002, which was a result of several wildcat discoveries in and around the minerals we own in Mississippi.

EXPENSES

Lease operating. Lease operating expenses increased $3.2 million, or 139%, due to the operations of the properties we acquired in the Madison merger and are commensurate with the increase in operating revenue from the Madison properties. Higher lease operating expenses were offset by decreases in U.S. production taxes, which were a result of the decline in oil and gas sales prices discussed above. For the first nine months of 2002, operating expenses associated with the properties in the Madison merger amounted to $3.7 million.

Exploration and acquisition. Exploration and acquisition expense decreased $285,000, or 29%, due to a slow down in drilling activity, compared with the same period in 2001.

Depletion, depreciation and amortization. DD&A increased $2.3 million, or 102%, due to the depletion of the properties we acquired in the Madison merger. Also contributing to the increase was a higher depletion on U.S. properties, which was the result of nine months’ depletion on the Razorhawk and Anderson et al acquisitions we closed during the second and third quarters of 2001. Depletion expense on the properties we acquired from Madison was approximately $2.1 million.

General and administrative. General and administrative expenses increased $3.4 million, or 175%. The majority of this increase was the result of the acquisition of Madison; however, a significant portion of these expenses, approximately $818,000, is nonrecurring items that are either transaction and transition costs or other expenses of a one-time nature. General and administrative expense of approximately $1.0 million is directly attributable to the operation of our new French and Turkish properties. The balance represents the ongoing expense of the exploration staff that joined the Company as a result of the Madison merger; these individuals are engaged in U.S. and international work.

OTHER INCOME AND EXPENSE

Other income and expense resulted in a net charge to expenses of $3.5 million in the first nine months of 2002 versus $730,000 for the same period in 2001. Net expense increased $2.8 million, or 383%, primarily due to losses on property sales and increased interest expense. We incurred a $2.1 million loss on property sales closed in the first nine months of 2002, compared with a property-sale gain of $285,000 in the first nine months of 2001. As a result of lower oil and gas prices, we elected to proceed with the sale of several non-economic, non-strategic properties rather than sustain continued operating losses on those properties. This is in keeping with our ongoing practice of systematically high-grading our base property holdings. Interest expense increased as a result of the revolving credit balances assumed in the Madison merger.

NET INCOME (LOSS) AVAILABLE TO COMMON SHARES

In the first nine months of 2002, we incurred a net loss of $3.8 million, compared with net income of $2.7 million for the same period in 2001. Lower results for the first nine months of 2002 were due to decreased oil and gas prices compared with the first nine months of 2001, one-time transaction and transition costs related to the Madison merger, higher operating costs of the newly combined company after the addition of the Madison exploration staff, and losses on the sales of selected properties.

OTHER COMPREHENSIVE INCOME

This item should be read in conjunction with Note 2 in the Notes to Consolidated Financial Statements included in this filing.

The most significant element of comprehensive income, other than net income (loss), is foreign currency translation. The function currency of our operations in France is the Euro, and in Turkey the functional currency is the Turkish Lira. The exchange rates used to translate the financial position of those operations at September 30, 2002, were approximately US$ 0.99 per Euro and US$ 0.61 per million Turkish Lira. The Euro rate at December 31, 2001, was US$ 0.87 per Euro and US$ 0.69 per million Turkish Lira. These fluctuations caused an unrealized loss of $183,000 for the first nine months of 2002. No such charges existed during the first nine months of 2001 because we had no foreign operations during that period.

ITEM 3 –	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Other than the decline in the fair value of our commodity derivatives discussed in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4 –	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Evaluation of Changes in Internal Controls. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and our Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1 –	LEGAL PROCEEDINGS

Other than the outcome of the Trinidad Arbitration proceeding and the Karak Petroleum settlement agreement discussed in Note 8 in the Notes to Consolidated Financial Statements included in this filing, there have been no material changes to the information reported under Item 3 – Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2001.

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment, or settlement, if any, which may be awarded with any other suits or claims would not have a material adverse effect on our financial position.

ITEM 2 –	CHANGES IN SECURITIES AND USE OF PROCEEDS – None

ITEM 3 –	DEFAULTS UPON SENIOR SECURITIES – None

ITEM 4 –	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None

ITEM 5 –	OTHER INFORMATION – None

ITEM 6 –	EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

3.1	-	Second Amended and Restated Bylaws of Toreador Resources Corporation (previously filed as Exhibit 3.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference)

3.2	-	Certificate of Designation of Series A-1 Convertible Preferred Stock of Toreador Resources Corporation, dated October 30, 2002.

10.1	-	Third Amendment to Loan Agreement dated August 7, 2002, between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association.

10.2	-	Fourth Amendment to Loan Agreement dated September 30, 2002, between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association.

10.3	-	Settlement Agreement dated June 28, 2002, and executed August 29, 2002, between Tullow Pakistan (Developments) Limited and Toreador Resources Corporation.

(b) Reports on Form 8-K:

On August 14, 2002, we filed a Current Report on Form 8-K dated August 14, 2002, with the Securities and Exchange Commission under Item 9. Regulation FD Disclosure to report certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Toreador’s Chief Executive and Financial Officers of the financial statements included in our Form 10-Q for the periods ended June 30, 2002.

On September 23, 2002, we filed a Current Report on Form 8-K dated September 18, 2002, with the Securities and Exchange Commission under Item 5. Other Events to report the outcome of an arbitration hearing related to our investment in Trinidad Exploration and Development, Ltd and under Item 9. Regulation FD Disclosure to report the issuance of a press release.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION, Registrant

November 13, 2002	/s/ G. Thomas Graves III

G. Thomas Graves III President and Chief Executive Officer

November 13, 2002	/s/ Douglas W. Weir

Douglas W. Weir Senior Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, G. Thomas Graves III, President and Chief Executive Officer of Toreador Resources Corporation certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Toreador Resources Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods represented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ G. Thomas Graves III

G. Thomas Graves III President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Douglas W. Weir, Senior Vice President and Chief Financial Officer of Toreador Resources Corporation certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Toreador Resources Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods represented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Douglas W. Weir

Douglas W. Weir Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number		Description

3.1	-	Second Amended and Restated Bylaws of Toreador Resources Corporation (previously filed as Exhibit 3.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference)

3.2	-	Certificate of Designation of Series A-1 Convertible Preferred Stock of Toreador Resources Corporation, dated October 30, 2002.

10.1	-	Third Amendment to Loan Agreement dated August 7, 2002, between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association.

10.2	-	Fourth Amendment to Loan Agreement dated September 30, 2002, between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association.

10.3	-	Settlement Agreement dated June 28, 2002, and executed August 29, 2002, between Tullow Pakistan (Developments) Limited and Toreador Resources Corporation.