Form 10-K
period 2002-12-31
TOREADOR RESOURCES CORP
filed 2003-04-15
CIK 98720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 0-02517

Toreador Resources Corporation
(Exact name of registrant as specified in its charter)

DELAWARE	75-0991164

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4809 COLE AVENUE SUITE 108 DALLAS, TEXAS	75205

(Address of principal executive offices)	(Zip Code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2) YES     NO X

     The aggregate market value of the voting common equity of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of June 28, 2002 was $15,297,502. (For purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

     The number of shares outstanding of the registrant’s common stock, par value $.15625, as of April 10, 2003, was 9,337,517 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders, expected to be filed on or prior to April 30, 2003, are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS.
ITEM 2. PROPERTIES.
ITEM 3. LEGAL PROCEEDINGS.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
ITEM 6. SELECTED FINANCIAL DATA.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
ITEM 14. CONTROLS AND PROCEDURES.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER
INDEX TO EXHIBITS
EX-4.5 Registration Rights Agreement
EX-10.24 Securities Purchase Agreement
EX-10.25 Shareholders Agreement
EX-10.26 Consulting Agreement
EX-10.27 Waiver Letter dated March 21, 2002
EX-10.28 Waiver Letter dated December 31, 2002
EX-10.27 Waiver Letter dated March 25, 2002
EX-10.30 Warrant Letter dated March 25, 2003
EX-10.31 Amendment to Settlement Agreement
EX-10.32 Waiver Letter
EX-21.1 Subsidiaries
EX-23.1 Consent of Ernst & Young LLP
EX-23.2 Consent of LaRoche Petroleum Consultants
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

PART I

ITEM 1. BUSINESS.

GENERAL

     Toreador Resources Corporation, a Delaware corporation, is an independent international energy company engaged in oil and gas exploration, development, production, leasing and acquisition activities. We principally conduct our business through: (i) the exploration for, and the acquisition and development of, oil and natural gas reserves, and (ii) our ownership of perpetual mineral and royalty interests in approximately 2,643,000 gross (1,368,000 net) acres. We currently hold interests in foreign developed and undeveloped oil and gas properties in the Paris Basin, France, the Cendere and Zeynel Fields in Turkey and the Bonasse Field and Southwest Cedros Peninsula License in Trinidad, West Indies. Our domestic properties include 766,000 gross (461,000 net) acres located in the Texas Panhandle and West Texas. In Alabama, Mississippi and Louisiana, we own 1,775,000 gross (876,000 net) acres. We also own various royalty interests in Arkansas, California, Kansas and Michigan covering 102,000 gross (31,000 net) acres. We also own various working interest properties in Texas, Kansas, New Mexico and Oklahoma. For a more detailed description of our properties please see “Item 2. Properties.”

     We were incorporated in 1951 and were formerly known as Toreador Royalty Corporation.

     On December 31, 2001, we completed the acquisition of Madison Oil Company, an independent international exploration and production company, that is now a wholly owned subsidiary. Madison holds interests in approximately 5,043,000 gross acres (3,317,000 net acres) of developed and undeveloped oil and gas properties in the Paris Basin, France, several fields in Turkey, Romania and the Bonasse Field and Southwest Cedros Peninsula License in Trinidad, West Indies.

     See “Glossary of Selected Oil and Gas Oil Terms” at the end of this Item 1 for a definition of certain terms used in this annual report.

BUSINESS STRATEGY

     Our strategic focus during 2002 centered on strengthening our balance sheet through the aggressive repayment of debt, increasing proved reserves, increasing product sales and the disposition of non-strategic assets. The principal elements of the 2002 strategy were:

•	Reduce the debt owed on our two senior credit facilities through the application of the majority of our free cash flow.

•	Increase proved reserves with exploration and development drilling.

•	Increase product sales with improved operating techniques in the Paris Basin.

•	Disposal of under performing non-strategic assets.

DEVELOPMENTS DURING 2002

     ACQUISITIONS AND MERGERS

     In 2002, we acquired Wilco Turkey Ltd (“WTL”) from Wilco Properties, Inc. (“WPI”). WTL’s primary asset is an interest (ranging from 52.5% to 87.5%) in exploration licenses covering 2.2 million acres in the Thrace Basin and in the central and southeast areas of Turkey. We also acquired from F-Co Holdings Kandamis (“F-Co”) additional interests (ranging from 7.5% to 12.5%) in the same exploration licenses. The purpose of the acquisition was to obtain, explore and possibly develop the acreage covered by the licenses. The acreage in the Thrace Basin is adjacent to or near the acreage we held prior to the acquisition of WTL. In exchange for all of the outstanding common stock of WTL, we have agreed to give WPI an overriding royalty interest in any successful wells we drill on the acreage covered by the exploration licenses we acquired. We have also agreed to give F-Co, in exchange for its interest in the acreage, an overriding royalty interest in any successful wells we drill on the acreage. As of the acquisition date, there were no outstanding liabilities associated with WTL. We did not convey value to WPI or F-Co on the acquisition date, or assume any liabilities; therefore, the fair value of the transaction was zero. We have allocated no value to the assets acquired from WTL and F-Co. WPI is controlled by William I. Lee, a director and shareholder, and F-Co is owned by Peter L. Falb, a director and shareholder.

     DISPOSAL OF UNDER PERFORMING NON-STRATEGIC ASSETS

     In 2002, we sold several non-strategic oil and gas assets for approximately $4.6 million. Of that amount, approximately 40 percent (40%) of the funds received were captured through the use of the auction Internet site (www.energynet.com) owned by EnergyNet.com, Inc. (a 35%-owned affiliate). The remaining funds were obtained through private negotiated sales.

     ISSUANCE OF SERIES A-1 CONVERTIBLE PREFERRED STOCK

     On November 1, 2002, pursuant to a private placement we issued $925,000 of Series A-1 Convertible Preferred Stock to certain of our directors or entities controlled by certain of our directors.

     The Series A-1 Convertible Preferred Stock is governed by a certificate of designation. The Series A-1 Convertible Preferred Stock was sold for a face value of $25.00 per share, and pays an annual cash dividend of $2.25 per share that results in an annual yield of 9.0%. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share. The $4.00 conversion price was higher than the market price of our common stock at the time of issuance. The Series A-1 Convertible Preferred Stock is redeemable at our option, in whole or in part, at any time on or after November 1, 2007. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A-1 Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter. In connection with the securities purchase agreement, the parties entered into a registration rights agreement effective November 1, 2002, among Toreador and the persons party thereto which provides for the registration of the common stock issuable upon conversion of the Series A-1 Convertible Preferred Stock.

     EXPLORATION ACTIVITIES

     TURKEY

     Turkish Permits. We hold 35 exploration licenses on 2.7 million net acres. A number of producing fields in Iran and Iraq trend in a north by northwesterly direction and wrap into southern Turkey through the area encompassing many of our exploration permits. Overall, our net exploration permit position increased 35% in terms of total net acres from December 31, 2001.

     Black Sea Permits. During 2002, we completed a 2D seismic study covering 1,250 kilometers on four of our eight contiguous permits in the Black Sea. Based on the interpretation of the data we have identified at least six gas prospects in the shallow-water western Black Sea. We are operator and hold a 49% working interest in the eight permits.

     Thrace Basin Permits. We drilled two wells on our Thrace Basin permits during 2002. The first well was dry, and the second awaits completion of testing. We own a 100% working interest in the well awaiting completion and we held a 50% working interest in the dry hole.

     ROMANIA

     In early 2003, we expanded our international portfolio when the Romanian government awarded the company a concession for the Viperesti Block in exchange for a staged work commitment. We are a 100% owner and operator of the block that lies in an oil-rich region in east-central Romania in the southeastern foothills of the Carpathian Mountains. Viperesti, which spans 324,000 acres, is surrounded by and on trend with many sizable oil fields to the southwest and northeast. The block is prospective in the Tertiary formations at depths ranging from 4,500-6,000 feet.

     FRANCE

     Nangis and Courtenay Permits. We were awarded two new exploration permits in 2002. The Nangis permit expires in 2005, and the Courtenay permit expires in 2006. The French exploration permits have minimum financial requirements that must be met during their terms. If such obligations are not met, the permits could be subject to forfeiture.

     UNITED STATES

     West Texas San Andres Oil Recovery Project. We are participating with a 16.67% working interest in this project utilizing horizontal drilling techniques in the San Andres formation at a true vertical depth of 5,000 feet. The project, covering approximately 6,000 acres, is in its early stage of evaluation with one well completed and the second well currently being drilled.

     Bethel Dome Prospect. We participated in the drilling of the second exploratory well drilled on this prospect with a 5.86% working interest. The well is currently being completed in the Travis Peak formation at a depth of 10,100 feet.

MARKETS AND COMPETITION

     In France, we currently sell all of our production to Elf Antar France S.A., the largest purchaser in the area. This production is shipped by truck to Elf’s refinery. Alternative markets are available by pipeline to refineries on the north coast of France. Production in Turkey is sold to refineries in the southern part of the country.

     Our domestic oil and gas production is sold to various purchasers typically in the areas where the oil or gas is produced. Revenues from the sale of oil and gas production accounted for 116%, 89% and 98% of our consolidated revenues for the three years ended December 31, 2002, 2001 and 2000, respectively. Generally, we do not refine or process any of the oil and gas we produce. We are currently able to sell, under contract or in the spot market through the operator, substantially all of the oil and the gas we are capable of producing at current market prices. Substantially all of our oil and gas is sold under short-term contracts or contracts providing for periodic adjustments or in the spot market; therefore, our revenue streams are highly sensitive to changes in current market prices. Our gas is sold to pipeline companies as opposed to end users.

     The oil and gas industry is highly competitive. We encounter strong competition from other independent operators and from major oil companies in acquiring properties, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than those available to us. As a result, our competitors may be able to pay more for desirable leases, and they may pay more to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit us to do.

     We are also affected by competition for drilling rigs and the availability of tubular goods and certain other equipment. While the oil and gas industry has experienced shortages of drilling rigs and equipment, pipe and personnel in the past, we are not presently experiencing any shortages and do not foresee any such shortages in the near future; however, we are unable to predict how long current market conditions will continue.

     Competition for attractive oil and gas producing properties, undeveloped leases and drilling rights is also strong, and we can give no assurance we will be able to compete satisfactorily in acquiring properties. Many major oil companies have publicly indicated their decision to focus on overseas activities and have been actively marketing certain producing properties for sale to independent oil and gas producers. We cannot ensure we will be successful in acquiring any such properties.

REGULATION

     INTERNATIONAL

     General. Our current international exploration activities are conducted in France, Turkey, Romania and Trinidad. Such activities are affected in varying degrees by political stability and government regulations relating to foreign investment and the oil and gas industry. Changes in these regulations or shifts in political attitudes are beyond our control and may adversely affect our businesses. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental legislation and mine safety.

     Government Regulation. Our current or future operations, including exploration and development activities on our properties, require permits from various governmental authorities, and such operations are and will be governed by laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection and other matters. Compliance with these requirements may prove to be difficult and expensive. See “Item 1. Business – Risk Factors – Company Risks” for further information regarding international government regulation.

     Permits and Licenses. In order to carry out exploration and development of mineral interests or to place these into commercial production, we may require certain licenses and permits from various governmental authorities. There can be no guarantee that we will be able to obtain all necessary licenses and permits that may be required. In addition, such licenses and permits are subject to change and there can be no assurances that any application to renew any existing licenses or permits will be approved. See “Item 1. Business – Risk Factors – Company Risks” for further information regarding our foreign permits and licenses.

     Repatriation of Earnings. Currently, there are no restrictions on the repatriation from France or Turkey of earnings or capital to foreign entities. However, there can be no assurance that any such restrictions or repatriation of earnings or capital from France, Turkey or any other country where we may invest will not be imposed in the future.

     Environmental. The oil and gas industry is subject to extensive and varying environmental regulations in each of the jurisdictions in that we may operate. Environmental regulations establish standards respecting health, safety and environmental matters and place restrictions and prohibitions on emissions of various substances projected concurrently with oil and natural gas. These regulations can have an impact on the selection of drilling locations and facilities, potentially resulting in increased capital expenditures. In addition, environmental legislation may require those wells and production facilities be abandoned and sites reclaimed to the satisfaction of local authorities. We are committed to complying with environmental and operation legislation wherever we operate.

     DOMESTIC

     General. The availability of a ready market for oil and gas production depends upon numerous factors beyond our control. These factors include state and federal regulation of oil and gas production and transportation, as well as regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. For example, a productive gas well may be “shut-in” due to an oversupply of gas or lack of an available gas pipeline in the areas in which we conduct operations. State and federal regulations generally are intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, control the amount of oil and gas produced by assigning allowable rates of production, and control contamination of the environment. Pipelines and gas plants also are subject to the jurisdiction of various federal, state and local agencies.

     Our sales of natural gas are affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of gas by pipelines are regulated by the Federal Energy Regulatory Commission (“FERC”) under the Natural Gas Act (“NGA”), as well as under Section 311 of the Natural Gas Policy Act (“NGPA”). Since 1985, FERC has implemented regulations intended to increase competition within the gas industry by making gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis.

     Our sales of oil are also affected by the availability, terms and costs of transportation. The rates, terms, and conditions applicable to the interstate transportation of oil by pipelines are regulated by FERC under the Interstate Commerce Act. FERC has implemented a simplified and generally applicable rate-making methodology for interstate oil pipelines to fulfill the requirements of Title VIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil pipeline rates. The FERC has announced several important transportation-related policy statements and rule changes, including a statement of policy and final rule issued February 25, 2000 concerning alternatives to its traditional cost-of-service rate-making methodology to establish the rates interstate pipelines may charge for their services. The final rule revises FERC’s pricing policy and current regulatory framework to improve the efficiency of the market and further enhance competition in natural gas markets.

     With respect to transportation of natural gas on or across the Outer Continental Shelf (“OCS”), FERC requires, as a part of its regulation under the Outer Continental Shelf Lands Act (“OCSLA”) that all pipelines provide open and non-discriminatory access to both owner and non-owner shippers. Although to date FERC has imposed lenient regulation on offshore gathering facilities, it has the authority to exercise jurisdiction under the OCSLA over such gathering facilities, if necessary, to require non-discriminatory access to service. For those facilities transporting natural gas across the OCS that are not considered to be gathering facilities, the rates, terms and conditions applicable to this transportation are regulated by FERC under the NGA and NGPA, as well as the OCSLA. With respect to the transportation of oil and condensate on or across the OCS, FERC requires, as part of its regulation under the OCSLA, that all pipelines provide open and non-discriminatory access to both owner and non-owner shippers. Accordingly, FERC has the authority to exercise jurisdiction under the OCSLA, if necessary, to require non-discriminatory access by shippers to service.

     We conduct operations on federal, state or Indian oil and gas leases. Such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management (“BLM”), Minerals Management Service (“MMS”), or other appropriate federal or state agencies.

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

     Environmental Regulation. Exploration, development and production of oil and gas, including operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells. Our domestic activities are subject to a variety of environmental laws and regulations, including, but not limited to:

•	Oil Pollution Act of 1990 (OPA);
•	Clean Water Act (CWA);
•	Comprehensive Environmental Response, Compensation and Liability Act (CERCLA);
•	Resource Conservation and Recovery Act (RCRA);
•	Clean Air Act (CAA); and
•	Safe Drinking Water Act (SDWA).

     Our domestic activities are also controlled by state regulations promulgated under comparable state statutes. We also are subject to regulations governing the handling, transportation, storage and disposal of naturally occurring radioactive materials that are found in our oil and natural gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities due to protected areas or species, can impose certain substantial liabilities for the cleanup of pollution, impose certain reporting requirements, and can require substantial expenditures for compliance.

     Under OPA and CWA, our release of oil and hazardous substances into or upon waters of the United States, adjoining shore lines and wetlands, and offshore areas could result in our being held responsible for the (1) costs of remediating a release, (2) administrative and civil penalties and/or criminal fines, (3) OPA specified damages such as loss of use, and for natural resource damages. The extent of liability could be extensive depending upon the circumstances of the release. Liability can be joint and several and without regard to fault. The CWA also may impose permitting obligations for certain discharges of pollutants and requirements to develop Spill Prevention Control and Countermeasure Plans and Facility Response Plans to address potential discharges of oil into or upon waters of the United States and adjoining shorelines.

     CERCLA and comparable state statutes, also known as Superfund laws, can impose joint, several and retroactive liability, without regard to fault or the legality of the original conduct, on specified classes of persons for the release of a “hazardous substance” into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Liability can arise from conditions on properties where operations are conducted and/or from conditions at third-party disposal facilities where wastes from operations were sent. Although CERCLA, as amended, currently exempts petroleum (including oil, natural gas and NGLs) from the definition of hazardous substance, some similar state statutes do not provide such an exemption. Additionally, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA and similar state statutes. We cannot assure you that the exemption will be preserved in any future amendments of the act.

     RCRA and comparable state and local programs impose requirements on the management, including treatment, storage and disposal, of hazardous and nonhazardous solid wastes. Although we believe we have utilized operating and waste disposal practices that were standard in the industry at the time, hydrocarbons or other solid wastes may have been disposed or released on or under the properties owned or leased by us or on or under locations where such wastes have been taken for disposal. In addition, many of these properties have been owned or operated by third parties. We had no control over such parties’ treatment of hydrocarbons or other solid wastes and the manner in which such substances may have been disposed or released. We generate hazardous and nonhazardous solid waste in our routine operations. From time to time, proposals have been made that would reclassify certain oil and natural gas wastes, including wastes generated during pipeline, drilling and production operations, as “hazardous wastes” under RCRA, which would make these solid wastes subject to much more stringent handling, transportation, storage, disposal and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and natural gas wastes could have a similar impact on our operations.

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

     If in the course of our routine oil and natural gas operations, surface spills and leaks, including casing leaks of oil or other materials occur, we may incur penalties and costs for waste handling, remediation and third-party actions for damages. Notwithstanding our lack of control over wells owned by us but operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributable to us and may create legal liabilities for us.

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

EMPLOYEES

     As of April 10, 2003, we employed approximately 40 full-time employees. None of our employees are represented by unions or covered by collective bargaining agreements. To date, we have not experienced any strikes or work stoppages due to labor problems, and we consider our relations with our employees to be good. As needed, we also utilize the services of independent consultants on a contract basis.

RISK FACTORS

     There are various risks involved in owning our common stock, including those described below.

Industry Risks

Continued Financial Success Depends on Our Ability to Acquire Additional Reserves in the Future

     Our future success as an oil and gas producer depends upon our ability to find, develop and acquire additional oil and gas reserves that are profitable. If we are unable to conduct successful development activities or acquire properties containing proved reserves, our proved reserves will generally decline as reserves are produced.

We Face Numerous Drilling Risks in Finding Commercially Productive Oil and Gas Reservoirs

     Our drilling will involve numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. We may incur significant expenditures for the identification and acquisition of properties and for the drilling and completion of wells. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in the delivery of equipment. In addition, any use by us of 3D seismic and other advanced technology to explore for oil and gas requires greater pre-drilling expenditures than traditional drilling methodologies.

Company Risks

Our High Levels of Indebtedness May Limit Our Financial and Operating Flexibility and We May Not Be Able to Repay Our Indebtedness

     At December 31, 2002, our debt-to-equity ratio was 1.89:1.00. We may incur additional indebtedness in the future as we continue to execute our acquisition and exploration strategy and as a means of refinancing our existing capital structure.

     Our long-term debt as of December 31, 2002, was $26.9 million. The level of indebtedness will have important effects on our future operations, including:

•	A substantial portion of our cash flow will be used to pay interest and principal on debt and will not be available for other purposes.
•	Covenants contained in our revolving credit facility with Bank of Texas, N.A. (the “Texas Facility”) will require us to meet certain financial tests (including a debt coverage ratio of 1.25 to 1.0 and a current ratio of 1.0 to 1.0) and other restrictive covenants, such as an inability to sell properties mortgaged to our lender if the sale of such properties exceeds 10% of our borrowing base or an inability to incur any indebtedness in an amount greater than $1,000,000 other than indebtedness incurred in the ordinary course of business, may affect our flexibility in planning for, and reaction to, changes in our business, including possible acquisition activities.
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

      Additionally, under one of our credit facilities, due to a change in direction by the lender and various technical defaults, we have agreed, among other items, to make principal payments of at least $400,000 on a monthly basis in subsequent months until the facility is paid in full. We are seeking to refinance this facility. However, no assurance can be given that we will be able to refinance this facility and if we are unable to do so, our cash flow will be impacted, along with our ability to fund our capital requirements and acquisitions of additional oil and gas interests. In addition, to the extent we are unable to refinance the facility, we may be required to sell our French properties to discharge this facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further information.

     These considerations may make us more vulnerable than a less-leveraged competitor in the event of a downturn in our business or general economic conditions.

A Large Percentage of Our Common Stock Is Owned by Our Officers and Directors and Such Stockholders May Control Our Business and Affairs

     At December 31, 2002, our officers and directors, as a group, held a beneficial interest in approximately 52% of our common stock (including shares issuable upon exercise of stock options for common stock, conversion of our Series A and A-1 Convertible Preferred Stock held by affiliates of certain directors and conversion of Madison’s amended and restated convertible debenture). The officers and directors control our business and affairs; due to their large ownership percentage, they may remain entrenched in their positions.

A Significant Portion of Our Operations is Conducted in France and Turkey and We Also Own Interests in Romania and Trinidad. Therefore, We Are Subject to Political, Economic Risks and other Uncertainties

     We have international operations and are subject to the following foreign issues and uncertainties that may adversely affect our operations:

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

Our Growth Depends on our Ability to Obtain Additional Capital under Satisfactory Terms and Conditions

     Our growth requires substantial capital on a continuing basis. We may be unable to obtain additional capital under satisfactory terms and conditions. Thus, we may lose opportunities to acquire oil and gas properties and businesses. In addition, our pursuit of additional capital could result in incurring additional indebtedness or issuing and adding potentially dilutive equity securities. We also may utilize the capital currently expected to be available for our present operations. The amount and timing of our future capital requirements, if any, will depend upon a number of factors, including:

•	Drilling costs;
•	Transportation costs;
•	Equipment costs;
•	Marketing expenses;
•	Oil and gas prices;
•	Staffing levels and competitive conditions; and
•	Any purchases or dispositions of assets.

     Our failure to obtain any required additional financing could materially and adversely affect our growth, cash flow and earnings.

Our Marketing of Oil and Gas Production Principally Depends upon Facilities Operated by Others, and These Operations May Change and Have a Material Adverse Effect on our Marketing

     Our marketing of oil and gas production principally depends upon facilities operated by others. The operations of those facilities may change and have a material adverse effect on our marketing of oil and gas production. In addition, we rely upon third parties to operate many of our properties and may have no control over the timing, extent and cost of development and operations. As a result of these third-party operations, we cannot control the timing and volumes of production.

We May Not Be Able to Renew Our Permits

     We do not hold title to properties in France, Turkey or Romania, but have exploration and production permits granted by the respective governments. There can be no assurances that we will be able to renew any of these permits that expire.

We May Not Have Production to Offset Hedges and We May Not Benefit From Price Increases by Hedging

     We may, from time to time, reduce our exposure to the volatility of oil and gas prices by hedging a portion of our production. In a typical hedge transaction, we will have the right to receive from the counterparty to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we will be required to pay the counterparty this difference multiplied by the quantity hedged. In such case, we will be required to pay the difference regardless of whether we have sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require us to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging also could prevent us from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge.

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

GLOSSARY OF SELECTED OIL AND GAS TERMS

     “2D” or “2D Seismic.” An exploration method of sending energy waves or sound waves into the earth and recording the wave reflections to indicate the type, size, shape, and depth of subsurface rock formations. 2D seismic provides two-dimensional pictures.

     “3D” or “3D Seismic.” An exploration method of sending energy waves or sound waves into the earth and recording the wave reflections to indicate the type, size, shape, and depth of subsurface rock formations. 3D seismic provides three-dimensional pictures.

     “Bbl.” One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

     “BBL/D.” Barrels per day.

     “Bcf.” One billion cubic feet of natural gas.

     “BOE.” Barrel of oil equivalent converting six Mcf of natural gas to one barrel of oil.

     “DEVELOPMENT WELL.” A well drilled within the proved boundaries of an oil or natural gas reservoir with the intention of completing the stratigraphic horizon known to be productive.

     “DISCOUNTED PRESENT VALUE (PRETAX).” The present value of proved reserves is an estimate of the discounted future net cash flows from each property at December 31, 2002, or as otherwise indicated. Net cash flow is defined as net revenues less, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. The future net cash flows have been discounted at an annual rate of 10% to determine their “present value.” The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Securities and Exchange Commission rules, estimates have been made using constant oil and natural gas prices and operating costs at December 31, 2002, or as otherwise indicated.

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

     “KMS.” Kilometers.

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

     “PROVED RESERVES.” The estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     “PROVED UNDEVELOPED RESERVES.” The oil and natural gas reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery techniques is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

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

     Tax credits, net operating loss carryforwards and permanent differences also are considered in the future tax calculation. Future net cash inflows after income taxes are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

     “UNDEVELOPED ACREAGE.” Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

     “WORKING INTEREST.” The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, subject to all royalties, overriding royalties and other burdens, and to all exploration, development and operational costs including all risks in connection therewith.

ITEM 2. PROPERTIES.

INTERNATIONAL

     FRANCE

     We own and operate five producing oil fields in the Paris Basin, France. Four of those are located within the Neocomian Field complex and one in the Charmottes area.

     NEOCOMIAN FIELDS

     Pursuant to two production permits, we own a 100% working interest in the Neocomian Fields, a group of four oil accumulations located approximately 120 kilometers southeast of Paris. The Chateau Renard Field was discovered in 1958, Chuelles and St. Firmin-des-Bois in 1961 and Courtenay in 1964. The property currently has 78 producing oil wells. As of December 31, 2002, the Neocomian Fields had net proved reserves of 9,847 MBbl.

     CHARMOTTES

     We own a 100% working interest in the Charmottes Field, located 60 kilometers southeast of Paris. The property has nine oil wells of which eight are currently producing. The Charmottes Field was initially developed following the discovery well drilled in 1984. As of December 31, 2002, the Charmottes Field had net proved reserves of 1,396 MBbl.

     TURKEY

     In Turkey, we have interests in the Zeynel and Cendere Fields. We also hold interests in 35 exploration licenses in four other geographic regions of Turkey totaling 4.1 million gross acres (2.7 million net).

     ZEYNEL

     We have an 8.5% royalty interest in the Zeynel Field, located in south-central Turkey, with net proved reserves of 70 MBbl at December 31, 2002. The Zeynel #15 development well was drilled and completed in 2002. In late 2002, the East Hasancik-1 well was drilled by the operator on a new field in the Zeynel permit. The well was an oil discovery and is expected be deepened to other objectives in 2003. We hold a 6.75% royalty interest in the new field.

     CENDERE

     We have an approximate 19.6% working interest in the Cendere Field, that is located in central Turkey. The property has 16 oil wells currently producing. We had net proved reserves of 902 MBbl in the Cendere Field as of December 31, 2002. The Cendere 19 well was drilled and completed as a producer in 2002. A 3D seismic survey is planned for this field in 2003 to identify new drilling locations.

     BLACK SEA PERMITS

     We are operator and hold a 49% working interest in eight permits covering 962,000 gross acres (471,000 net). During 2002, we completed a seismic study covering 1,275 KMS of 2D Seismic data over our exploration licenses in the Black Sea. Based on the interpretation of the seismic data, we plan to drill two wells during early 2004.

     CENTRAL AND SOUTHEAST EXPLORATION PERMITS

     We hold 26 exploration licenses in the central and southeast portions of Turkey. A number of producing fields in Iran and Iraq trend in a north by northwesterly direction and wrap into southern Turkey through the area encompassing many of our exploration permits. As of December 31, 2002, there were no net reserves for the land covered by the Central and Southeast Exploration Permits.

     THRACE BASIN PERMITS

     In the Thrace Basin, located in the European portion of Turkey, we have a 50% interest in three exploration permits and a 25% interest in one permit. The Thrace Basin has shown potential for natural gas. In this part of the country, gas is productive from shallow depths. With a pipeline through the region from Bulgaria to Istanbul and gas-fired power plants on the coast along the Marmara Sea, we could benefit from the area’s existing infrastructure. Based on the interpretation of the data from a previous seismic survey, we drilled two wells during 2002. The first well was dry, and the second awaits completion of testing. As of December 31, 2002, there were no net reserves for the land covered by the Thrace Basin Permits.

     ROMANIA

     In early 2003, we expanded our international portfolio when the Romanian government awarded the company a concession for the Viperesti Block in exchange for a staged work commitment. We are a 100% owner and operator of the block that lies in an oil-rich region in east-central Romania in the southeastern foothills of the Carpathian Mountains. Viperesti, which spans 324,000 acres, is surrounded by and on trend with many sizable oil fields to the southwest and northeast. The block is prospective in the Tertiary formations at depths ranging from 4,500-6,000 feet.

     During a five-year exploration period, we plan to acquire and assimilate geological and geophysical data, analyze seismic information and re-enter one of several previously drilled wells on the block. Subsequently, we could drill one or more exploration wells.

     TRINIDAD, WEST INDIES

     In Trinidad, all of our operations are conducted by and licenses are held through Trinidad Exploration and Development, Ltd. (“TED”), of which we are now a 11.28% owner. During late 2002, TED drilled the Rapso-1 well on Trinidad’s Southwest Peninsula Block, exploring the sands in the Tertiary Morne L’Enfer, Forest and Cruse formations. Work on the Rapso-1 well has been suspended and is waiting for further testing. Toreador has determined not to participate in future exploration on the block. Consequently, Toreador’s interest in TED has been diluted to 11.28% and will be diminished further as TED pursues its drilling program.

     The Rapso-1 is an oil prospect that explored the sands in the Tertiary Morne L’Enfer, Forest, and Middle and Lower Cruse formations. Work on the Rapso-1 has been suspended, and the well awaits testing. Additional drilling on the block is under evaluation.

     The Southwest Peninsula Block comprises about 45,000 prospective acres onshore and offshore southwest Trinidad. It is about nine miles from the Venezuelan coast and on trend with sizable oil fields in Venezuela and onshore Trinidad. TED is operator of the license area and holds a 72.5% working interest in the block. The Petroleum Company of Trinidad & Tobago Ltd., the Trinidadian national oil company, holds the remaining 27.5% interest.

DOMESTIC

     We own perpetual oil and gas mineral and royalty interests in approximately 2,643,000 gross (1,368,000 net) acres primarily located in Alabama, Arkansas, California, Kansas, Michigan, Louisiana, Mississippi and Texas. The majority of mineral leasing activity occurs on the acreage we own in Mississippi and Texas.

     We also hold working interests in 927 gross wells (53 net) primarily in Texas, Oklahoma, New Mexico, Kansas, Louisiana, and Arkansas.

     We are participating in the completion of the Walton Gas Unit 2-2 well located on the 1,000-acre Walton Gas Unit prospect. Part of the larger Bethel Dome Project in Anderson County in east Texas, the exploratory well has been drilled to a total depth of 10,100 feet and producing casing set to total depth. Completion operations, including flow testing, continue. Toreador has a 5.86% interest in the well and any subsequent offset development-well locations.

     We continued our participation in the development of the Silver Spur (Tannehill) Field located in Dickens County, Texas on company owned minerals. The Hollis R. Sullivan Inc. Pitchfork-Toreador “22” No. 6 well was successfully drilled and completed as an oil well. Early in 2003 we also participated in the drilling and completion of the Hollis R. Sullivan Inc. Pitchfork-Toreador “22” No. 7 well. This brings the number of producing wells in field to nine. Toreador maintains a 9.375% working interest with a combined 16.875% revenue interest in the field.

     In Oktibbeha County, Mississippi, there has been increased mineral-leasing activity on in the Black Warrior Basin’s Deep Knox gas play. Since the Maben Field was discovered in 1976, only one well was producing until additional wells were drilled in the late 1990’s. Now there are 11 producing wells in the Maben Field, the result of new seismic and drilling technology. Recent geologic studies show the Deep Knox play extends in a northwest/southeast trend, covering 11 additional counties in Mississippi and three counties in Alabama.

     In Jefferson Davis County, Mississippi, operators completed 13 wells on our mineral holdings in the Selma Chalk formation using new fracturing techniques, improving production from the Gwinville Field in 2002. We anticipate additional activity and higher production levels continuing in 2003 in this area where Toreador holds significant mineral interests.

     In West Texas, Toreador owns a 16.6% working interest on 6,000 gross acres where one well was successfully completed and a second well is being completed. The operator is using horizontal multi-lateral drilling techniques in the San Andres formation to expose more of the reservoir and increase total fluid recovery.

TITLE TO OIL AND GAS PROPERTIES

     INTERNATIONAL

     FRANCE

     We do not hold title to properties in France but have been granted exploration and production permits by the French government. We have two French exploration permits, Nangis and Courtenay. There are no proved reserves associated with these permits. The Nangis permit expires in 2005, and the Courtenay permit expires in 2006. The French exploration permits have minimum financial requirements that must be met during their terms. If such obligations are not met, the permits could be subject to forfeiture.

     The French production permits covering five producing oil fields in the Paris Basin follow:

			Post-Expiration	Percent of Proved
	Permit Expiration	Total Proved	Proved Reserves	Reserves
PROPERTY	Year	Reserves (MBbls)	(MBbls)	Post-Expiration

Neocomian Fields	2011	9,848	6,061	61.55%

Charmottes Field	2013	1,396	348	24.93%

     Although the French government has the option to renew production permits, we believe it will renew such production permits so long as we, the license holder, demonstrate financial and technical capabilities and establish the studies used in defining the work schedule. However, there can be no assurance that we will be able to renew any permits that expire.

     TURKEY

     We do not hold title to properties in Turkey but have been granted exploitation leases and exploration licenses by the Turkish government:

			Post-Expiration	Percent of Proved
	Permit Expiration	Total Proved	Proved Reserves	Reserves
PROPERTY	Year	Reserves (MBbls)	(MBbls)	Post-Expiration

Exploitation leases

Zeynel	2010	70	6	8.57%

Cendere	2011	902	181	20.09%

Exploration licenses

Central and Southeast Exploration	2005 & 2006	–	–	N/A

Black Sea	2005	–	–	N/A

Thrace Basin	2003 & 2004	–	–	N/A

     Under Turkish law, “exploitation leases” are generally granted for a period of 20 years and may be renewed upon application for two additional ten-year periods. “Exploration licenses” are generally granted for four-year terms and may be extended for two additional two-year terms, provided that drilling obligations stipulated under Turkish law are satisfied. If an exploration license is extended for development as an exploitation lease, the period of the exploration license(s) is counted towards the 20-year exploitation lease.

     ROMANIA

     In early 2003, we expanded our international portfolio when the Romanian government awarded the company a concession for the Viperesti Block in exchange for a staged work commitment. We are a 100% owner and operator of the block that lies in an oil-rich region in east-central Romania in the southeastern foothills of the Carpathian Mountains. Viperesti, which spans 324,000 acres, is surrounded by and on trend with many sizable oil fields to the southwest and northeast. The block is prospective in the Tertiary formations at depths ranging from 4,500-6,000 feet.

     During a five-year exploration period, we plan to acquire and assimilate geological and geophysical data, analyze seismic information and re-enter one of several previously drilled wells on the block. Subsequently, we could drill one or more exploration wells.

     DOMESTIC

     We have acquired interests in producing and non-producing acreage in the form of working interests, perpetual fee mineral interests, royalty interests and overriding royalty interests. Substantially all of our property interests are leased to third parties. The leases grant the lessee the right to explore for and extract oil and gas from specified areas. Consideration for a lease usually consists of a lump-sum payment (i.e., bonus) and a fixed annual charge (i.e., delay rental) prior to production (unless the lease is paid up) and, once production has been established, a royalty based generally upon the proceeds from the sale of oil and gas. Once wells are drilled, a lease generally continues so long as production of oil and gas continues. In some cases, leases may be acquired in exchange for a commitment to drill or finance the drilling of a specified number of wells to predetermined depths. We receive annual delay rentals from lessees of certain properties in order to prevent the leases from being terminated. Title to leasehold properties is subject to royalty, overriding royalty, carried, net profits and other similar interests and contractual arrangements customary in the oil and gas industry, and to liens incident to operating agreements, liens relating to amounts owed to the operator, liens for current taxes not yet due and other encumbrances.

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

     We own oil and gas mineral and royalty interests in approximately 16,000 gross acres in Louisiana. Unlike the other states where we own perpetual minerals, the laws in Louisiana are such that the minerals prescribe to the surface owner after 10 years have passed without any production or drilling on said lands. Because we do not own the surface rights in any of the properties that were acquired in December 1998, we do not maintain many of our mineral rights if production ceases for 10 years.

     Our properties are generally subject to:

•	Customary royalty and overriding royalty interests;

•	Liens incident to operating agreements and

•	Liens for current taxes and other burdens and minor encumbrances, easements and restrictions.

     We believe that none of these burdens either materially detracts from the value of our properties or materially interfere with their use in the operation of our business. Substantially all of our domestic properties are pledged as collateral under the Texas Facility.

OIL AND GAS RESERVES

     The following table sets forth information about our estimated net proved reserves at December 31, 2002 and 2001. LaRoche Petroleum Consultants, Ltd., an independent petroleum engineering firm in Dallas, Texas, prepared the estimates of proved developed reserves, proved undeveloped reserves and discounted present value (pretax). We prepared the estimate of standardized measure of proved reserves in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities.” No reserve reports have been provided to any governmental agency.

	December 31,

	2002	2001

US
Proved developed:

Oil (MBbls)	1,749	1,965

Gas (MMcf)	11,987	12,923

Total (MBOE)	3,747	4,119

Proved undeveloped:

Oil (MBbls)	138	41

Gas (MMcf)	135	–

Total (MBOE)	161	41

Discounted present value at 10% (pretax) (in thousands)	$45,939	$28,658

Standardized measure of proved reserves (in thousands)	$34,618	$25,759

FRANCE
Proved developed:

Oil (MBbls)	7,388	5,426

Proved undeveloped:

Oil (MBbls)	11,243	2,846

Discounted present value at 10% (pretax) (in thousands)	$73,435	$23,727

Standardized measure of proved reserves (in thousands)	$52,843	$20,887

TURKEY
Proved developed:

Oil (MBbls)	766	652

Proved undeveloped:

Oil (MBbls)	972	284

Discounted present value at 10% (pretax) (in thousands)	$11,230	$4,248

Standardized measure of proved reserves (in thousands)	$7,583	$2,928

COMBINED
Proved developed:

Oil (MBbls)	9,903	8,043

Gas (MMcf)	11,987	12,923

Total (MBOE)	11,901	10,197

Proved undeveloped:

Oil (MBbls)	12,353	3,171

Gas (MMcf)	135	–

Total (MBOE)	12,376	3,171

Discounted present value at 10% (pretax) (in thousands)	$130,604	$56,633

Standardized measure of proved reserves (in thousands)	$95,044	$49,574

     Reserves were estimated using oil and gas prices and production and development costs in effect on December 31, 2002 and 2001, without escalation. The reserves were determined using both volumetric and production performance methods. France and Turkey have oil reserves only. Proved reserves are those estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. THE VALUES REPORTED MAY NOT NECESSARILY REFLECT THE FAIR MARKET VALUE OF THE RESERVES.

     For additional information concerning our oil and gas reserves and estimates of future net revenues attributable thereto, see Note 18 of the Notes to the Consolidated Financial Statements.

PRODUCTIVE WELLS

     The following table sets forth our gross and net interests in productive oil and gas wells as of December 31, 2002. Productive wells include wells currently producing or currently capable of production.

	Gross (1)			Net (2)

	OIL	GAS	TOTAL	OIL	GAS	TOTAL

United States	648	279	927	22.41	30.36	52.77

France	87	–	87	87.00	–	87.00

Turkey	15	–	15	2.64	–	2.64

(1)	“Gross” refers to all wells in which we have a working interest.

(2)	“Net” refers to the aggregate of our percentage working interest in gross wells before royalties, before or after payout, as appropriate.

ACREAGE

     The following table sets forth the developed and undeveloped acreage attributable to our ownership as of December 31, 2002.

	Developed Acreage		Undeveloped Acreage		Total Acreage

	Gross	Net	Gross	Net	Gross	Net

United States	259,479	37,702	69,352	33,235	328,831	70,937

France	60,689	60,689	283,923	283,923	344,612	344,612

Turkey	61,387	30,854	4,022,047	2,633,971	4,083,434	2,664,825

Romania	–	–	324,000	324,000	324,000	324,000

     Undeveloped acreage includes only those leased acres on which wells have not been drilled or completed to permit the production of commercial quantities of oil and gas regardless of whether or not the acreage contains proved reserves.

DRILLING ACTIVITIES

	Year ended December 31,

	2002		2001		2000

	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)

UNITED STATES Development:

Gas (3)	–	–	6	0.96	5	0.29

Oil (4)	1	0.09	4	0.48	–	–

Abandoned (5)	1	0.20	4	0.85	2	0.19

Total	2	0.29	14	2.29	7	0.48

Exploratory

Gas (3)	1	0.11	6	1.19	3	0.38

Oil (4)	1	0.25	2	0.45	2	0.45

Abandoned (5)	2	0.33	13	1.96	3	0.45

Total	4	0.69	21	3.60	8	1.28

TURKEY (6)(7) Development:

Oil (4)	1	0.20	–	–	–	–

Abandoned (5)	–	–	–	–	–	–

Total	1	0.20	–	–	–	–

Exploratory

Oil (4)	–	–	–	–	–	–

Abandoned (5)	1	0.50	–	–	–	–

Total	1	0.50	–	–	–	–

(1)	“Gross” is the number of wells in which we have a working interest.

(2)	“Net” is the aggregate obtained by multiplying each gross well by our after payout percentage working interest.

(3)	“Gas” means gas wells that are either currently producing or are capable of production.

(4)	“Oil” means producing oil wells.

(5)	“Abandoned” means wells that were dry when drilled and were abandoned without production casing being run.

(6)	We drilled no wells in France during 2002.

(7)	Only oil wells were drilled in Turkey.

NET PRODUCTION, UNIT PRICES AND COSTS

     The following table summarizes our oil, natural gas and natural gas liquids production, net of royalties, for the periods indicated. It also summarizes calculations of our total average unit sales prices and unit costs. Because we consummated our acquisition of Madison on December 31, 2001, the table excludes information related to Madison’s operations for 2001 and 2000.

	Year ended December 31,

	2002				2001	2000

	United States	France	Turkey	Total

Production:

Oil (Bbls)	238,210	415,165	113,799	767,174	295,902	273,706

Daily average (Bbls/Day)	653	1,137	312	2,102	811	750

Gas (Mcf)	1,812,203	—	—	1,812,203	1,781,460	1,318,714

Daily average (Mcf/Day)	4,965	—	—	4,965	4,881	3,613

Daily average (BOE/Day)	1,480	1,137	312	2,929	1,624	1,352

Unit prices:

Average oil price ($/Bbl)	$22.59	$22.14	$20.85	$22.08	$23.39	$28.45

Average gas price ($/Mcf)	3.10	—	—	3.10	3.76	3.94

Average equivalent price ($/BOE)	$20.34	$22.14	$20.85	$21.09	$22.97	$26.67

Unit costs ($/BOE):

Lease operating	$4.79	$7.80	$7.52	$6.25	$5.53	$4.71

Exploration and acquisition	4.14	—	—	2.09	4.42	0.63

Depreciation, depletion and amortization	5.88	3.14	4.86	4.70	8.28	4.94

Impairment of oil and gas properties	0.98	—	—	0.49	2.21	–

General and administrative	10.00	2.76	10.28	7.22	4.74	4.61

Interest and other	8.62	3.02	0.66	5.59	2.15	2.86

Total	$34.41	$16.72	$23.32	$26.34	$27.33	$17.75

PRESENT ACTIVITIES

     For the period January 1, 2003 through April 10, 2003, we did not participate in drilling any exploratory wells.

OFFICE LEASE

     We occupy approximately 18,746 square feet of office space at 4809 Cole Avenue, Suite 108, Dallas, Texas 75205 under a lease from Chalk Stream Properties, L.P. We also occupy approximately 1,377 square feet of office space at 13/15 Boulevard de la Madeleine, 75001 Paris, France leased from Societe la Madeleine, and approximately 621 square feet of office space at 9400 N. Central Expressway, Suite 1209, Dallas, Texas 75231. Total rental expense for 2002 was approximately $362,000.

INTERNET ADDRESS

     We make available electronically, free of charge through our Internet website address (www.toreador.net), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC. These reports are directly accessible on the Internet at www.sec.gov/edgar/searchedgar/webusers.htm.

ITEM 3. LEGAL PROCEEDINGS.

     Karak Petroleum. Madison and its wholly-owned subsidiary, Trans-Dominion Holdings Ltd., were named as defendants in a complaint filed in Alberta, Canada, in 1999. The complaint arose from a dispute between Karak Petroleum, a subsidiary of Trans-Dominion Holdings, and the operator of an exploratory well in Pakistan in 1994 in which Karak was a joint interest partner. The plaintiffs alleged that they were owed approximately $500,000. On August 7, 2002, we reached an agreement with the plaintiffs in this matter. Under the terms of the agreement, we agreed to pay the plaintiffs $400,000 for full release of liability. Written documentation reflecting the foregoing was finalized on August 29, 2002. The agreement required that we remit the $400,000 in two installments. The first installment of $50,000 was paid on August 29, 2002, and the remaining $350,000 was recorded as a liability and was to be paid by February 3, 2003. In February 2003, the plaintiffs agreed to accept the $350,000 in monthly installments payable at the beginning of each month beginning February 2003.

     Turkish Registered Capital. Under the existing Petroleum Law of Turkey, capital which is invested by foreign companies for projects such as oil and gas exploration can be registered with the General Directorate of Petroleum Affairs, thereby qualifying for protection against adverse changes in the exchange rate between the time of the initial investment and the time such capital is repatriated out of Turkey. Since 1997 the Turkish government has suspended such protection for repatriated capital. As holder of more than $50 million of registered capital, we have filed suit in Turkey to attempt to restore the exchange rate protections afforded under the law. No amounts are accrued related to this contingency. Pursuant to the terms of the acquisition agreement, holders of Madison common stock have the right to receive, in cash or our common stock, 30% of certain potential payments that may be received from the Turkish government for the protection of repatriated capital. In March 2002 a lower level court ruled in favor of Madison. The ruling was subject to automatic appeal that was heard in December 2002. We are currently awaiting the ruling on the appeal. However, we cannot predict the outcome of this matter.

     Trinidad Arbitration. At December 31, 2001, we held a 25% interest in Trinidad Exploration and Development, Ltd. (“TED”), a Trinidad company engaged in oil and gas exploration. Until August 2000, TED was a wholly-owned subsidiary of Madison, at which time Madison sold a 75% interest to another company. Under the terms of the sale, the buyer was required to fund $4.0 million in costs of drilling and exploration before Madison was required to contribute additional amounts in accordance with its 25% shareholding. During 2001, TED was primarily engaged in a seismic program to conduct exploration on a license interest in the Southwest Peninsula of Trinidad. In late August, Madison received an initial billing for capital contributions to fund the ongoing exploration. The operator claimed, however, that Madison did not make timely payments and that Madison’s interest in TED should be reduced from 25% to 12.5%. On September 18, 2002, we received a ruling from the American Arbitration Association related to this matter. The arbitrator ruled that certain payments by Toreador’s subsidiary were delinquent, and, according to the terms of the shareholders agreement, Toreador’s interest in TED has been reduced from 25% to 16.33%. Since the ruling, our interest has been further reduced to 11.28%, the result of our non-participation in certain capital and operating costs incurred by TED.

     From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, that may be awarded with any suit or claim would not have a material adverse effect on our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Our shares of common stock, par value $.15625 per share, are traded on the Nasdaq National Market System under the trading symbol “TRGL” and are traded on the Toronto Stock Exchange under the symbol “TRX”. The following table sets forth the high and low sale prices per share for the common stock for each quarterly period during the past two fiscal years as reported by Nasdaq based upon quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2002	High	Low

First Quarter	4.69	3.75

Second Quarter	4.20	3.85

Third Quarter	4.04	3.00

Fourth Quarter	3.40	2.19

2001	High	Low

First Quarter	7.63	5.25

Second Quarter	6.62	5.47

Third Quarter	6.01	5.40

Fourth Quarter	5.75	3.65

HOLDERS AND CLOSING PRICE

     As of April 10, 2003, there were 9,337,517 shares of common stock outstanding and held of record by approximately 890 holders (inclusive of those brokerage firms, clearing houses, banks and other nominee holders, holding common stock for clients, with all such nominees being considered as one holder).

     The closing price of the common stock on the Nasdaq National Market System on April 10, 2003 was $2.85. The closing price on the Toronto Stock Exchange on April 10, 2003 was Canadian $4.17.

DIVIDENDS

     Dividends on the common stock may be declared and paid out of funds legally available when and as determined by our board of directors. We paid cash dividends totaling $52,000 during 2000. Our board of directors plans to continue our policy of holding and investing corporate funds on a conservative basis, and thus we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, under the terms of the Texas Facility described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources,” we are prohibited from paying dividends on the common stock without prior consent from Bank of Texas, National Association (other than dividends payable in shares of common stock). The terms of our Series A Convertible Preferred Stock and our Series A-1 Convertible Preferred Stock prohibit us from paying dividends on the common stock without the approval of the holders of a majority of the then outstanding shares of the Series A Convertible Preferred Stock and the Series A-1 Convertible Preferred Stock.

     Dividends on our Series A Convertible Preferred Stock and our Series A-1 Convertible Preferred Stock are paid on a quarterly basis per the terms of each series. Cash dividends totaling $374,000, $360,000 and $360,000 were declared, and $270,000, $360,000 and $360,000 were paid for the years ended December 31, 2002, 2001 and 2000, respectively, on the Series A Convertible Preferred Stock. Cash dividends totaling $14,000 were declared for the year ended December 31, 2002 on the Series A-1 Convertible Preferred Stock. Future dividends will be paid in cash only at a rate of $110,813 per calendar quarter. We are prohibited from paying dividends over $100,000 on the preferred stock without the consent from Bank of Texas, National Association.

SALES OF UNREGISTERED SECURITIES

     In the fourth quarter of 2002, we issued the following equity securities that were not registered under the Securities Act of 1933, as amended:

     On November 1, 2002, pursuant to a private placement we issued $925,000 of Series A-1 Convertible Preferred Stock to certain of our directors and entities controlled by certain of our directors.

     The Series A-1 Convertible Preferred Stock is governed by a certificate of designation. The Series A-1 Convertible Preferred Stock was sold for a face value of $25.00 per share, and pays an annual cash dividend of $2.25 per share that results in an annual yield of 9.0%. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share. The $4.00 conversion price was higher than the market price of our common stock at the time of issuance. The Series A-1 Convertible Preferred Stock is redeemable at our option, in whole or in part, at any time on or after November 1, 2007. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter. In connection with the securities purchase agreement, the parties entered into a registration rights agreement effective November 1, 2002, among Toreador and the persons party thereto which provides for the registration of the common stock issuable upon conversion of the Series A-1 Convertible Preferred Stock.

     The sale of the Series A-1 Convertible Preferred Stock was effected in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, and Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table summarizes certain selected financial data with respect to our financial condition and results of operations for the periods indicated. The selected financial data should be read in conjunction with the financial statements and related notes set forth in “Item 8. Financial Statements and Supplementary Data” of this Part II.

	Year ended December 31,

	1998	1999	2000	2001	2002

	(in thousands, except per share data)
INCOME STATEMENT DATA:

Revenues:

Oil and gas sales	$1,969	$4,259	$13,164	$13,952	$23,069

Gain (loss) on commodity derivatives	—	—	(135)	1,143	(4,044)

Lease bonuses and rentals	168	463	472	596	812

Total revenues	2,137	4,722	13,501	15,691	19,837

Costs and expenses:

Lease operating	583	699	2,325	3,280	6,680

Exploration and acquisition	651	405	309	2,619	2,234

Depreciation, depletion and amortization	514	1,262	2,439	4,908	5,034

Impairment of oil and gas properties	—	14	—	1,309	529

General and administrative	1,000	1,584	2,273	2,808	7,722

Total costs and expenses	2,748	3,964	7,346	14,924	22,199

Operating income (loss)	(611)	758	6,155	767	(2,362)

Other income (expense)

Equity in earnings of unconsolidated investments	—	—	(54)	(206)	(1,186)

Gain (loss) on sale of properties and other assets	—	852	408	(487)	(2,129)

Loss on sale of marketable securities	—	(80)	(54)	(23)	(14)

Interest and other income (expense)	171	109	71	163	(184)

Interest expense	(36)	(794)	(1,409)	(1,277)	(2,467)

Total other income (expense)	135	87	(1,038)	(1,830)	(5,980)

Net income (loss) before income taxes	(476)	845	5,117	(1,063)	(8,342)

Provision (benefit) for income taxes	(234)	337	1,764	421	(2,235)

Net income (loss)	(242)	508	3,353	(642)	(6,107)

Dividend on preferred shares	20	360	360	360	374

Income (loss) attributable to common shares	$(262)	$148	$2,993	$(1,002)	$(6,481)

Basic income (loss) per share	$(0.05)	$0.03	$0.54	$(0.16)	$(0.69)

Diluted income (loss) per share	$(0.05)	$0.03	$0.50	$(0.16)	$(0.69)

Weighted average shares outstanding

Basic	5,125	5,186	5,522	6,319	9,343

Diluted	5,125	5,251	6,691	6,319	9,343

CASH FLOW DATA:

Net cash provided by operating activities	$277	$763	$6,144	$8,856	$6,362

Capital expenditures for oil and gas property and equipment	(13,952)	(9,208)	(2,353)	(11,979)	(6,178)

BALANCE SHEET DATA:

Working capital (deficit)	1,988	439	3,178	(879)	(7,569)

Oil and gas properties, net	16,210	24,424	34,630	78,028	71,872

Total assets	19,782	26,456	40,325	94,454	86,853

Long-term debt	7,880	14,667	15,244	36,874	26,860

Stockholders’ equity	10,595	10,650	20,261	33,555	30,021

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

INTRODUCTION

     In Management’s Discussion and Analysis, we explain our general financial condition and the results of operations including:

•	What factors affect our business;

•	What our earnings and costs were in 2002, 2001, and 2000;

•	Why those earnings and costs were different from the year before;

•	Where our earnings came from;

•	How all of this affects our overall financial condition;

•	What our expenditures for capital projects were in 2000 through 2002 and what we expect them to be in 2003; and

•	Where cash will come from to pay for future capital expenditures.

     As you read Management’s Discussion and Analysis, it may be helpful to refer to our Consolidated Statements of Operations on page F-4. These financial statements present the results of our operations for 2002, 2001 and 2000. In Management’s Discussion and Analysis, we analyze and explain the annual changes in the specific line items in the Consolidated Statements of Operations.

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

     We follow the successful efforts method of accounting for our oil and gas properties. Under this method, we capitalize the costs of successful wells and expense the costs of dry holes. Accordingly, our operations can be materially impacted if our drilling efforts are unsuccessful. Dry hole costs amounted to $1.1 million in 2002, $1.8 million in 2001 and $51,000 in 2000. Under the successful efforts method, we must also evaluate our investments in each producing field. If such investments are greater than our estimates of undiscounted future net cash flow, then we must record a charge to impairment for the difference between our investment and the discounted future net cash flow. Accordingly, any year in which oil and/or gas prices decline, our operations and financial position could be materially impacted by a charge to impairment. Such charges amounted to $0.5 million in 2002, $1.3 million in 2001 and zero in 2000.

     Because our primary operations are oil and gas sales, we are exposed to fluctuations in oil and gas commodity prices. We employ a policy of hedging well-defined price risks with oil and gas swaps and options, but we do not designate such instruments as hedges for accounting purposes. Because we do not designate our derivatives as hedges, we record them at fair value based on the current price of either the option or swap as quoted on the New York Mercantile Exchange, and recognize changes in their fair values in earnings as they occur. Accordingly, our operations and financial position could be materially impacted by changes in the fair values of our hedging instruments. Such changes in the fair values of our hedging instruments are driven by commodity prices. The following summarizes the results of our hedging program (amounts in thousands):

	2000	2001	2002

Changes in fair value	$(135)	$447	$(2,029)

Realized gain (loss)	—	696	(2,015)

Net	$(135)	$1,143	$(4,044)

     We estimate our accrual for oil and gas sales receivable by first predicting the volumes we will produce based on recent production trends and, if available, production information provided by our operators. Then we multiply those volumes by the average posted commodity prices for the periods of production, less a differential. The product is our oil and gas sales receivable accrual. Our estimates of quantity production or average price could vary from actual quantities produced and prices realized, causing material variations in our financial position and results of operations.

     As a result of our acquisition of Madison, we recorded approximately $5.0 million of goodwill. This goodwill was allocated between reporting units based on the relative value of each units proved reserves. We periodically review the value of goodwill by comparing it with future net cash flow realizable from the properties we acquired in the acquisition of Madison. To the extent that the recorded amount of goodwill plus the carrying value of the oil and gas properties is greater than the future net cash flow related to the oil and gas properties acquired, we record a charge to goodwill impairment for the difference in the recorded value and our estimate of discounted net cash flow. We noted no impairment indicators related to goodwill for the year ended December 31, 2002.

     Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” encourages, but does not require, the adoption of a fair value-based method of accounting for employee stock-based compensation transactions. We have elected to apply the provisions of Accounting Principles Board Opinion No. 25 (“Opinion 25”), “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our stock-based compensation plans. Under Opinion 25, compensation cost is measured using an intrinsic value method and is calculated as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant above the amount an employee must pay to acquire the stock. Had compensation costs for employees under our two stock-based compensation plans been determined using the fair value method proscribed by SFAS No. 123, our net income (loss) and earnings (loss) per share would have been affected as follows (in thousands, except per share data):

	2002	2001	2000

Income (loss) applicable to common shares, as reported	$(6,481)	$(1,002)	$2,993

Basic earnings (loss) per share reported	(0.69)	(0.16)	0.54

Diluted earnings (loss) per share reported	(0.69)	(0.16)	0.50

Stock-based compensation costs under the intrinsic value method included in net income (loss) reported, net of related tax	—	—	—

Pro-forma stock-based compensation costs under the fair value method, net of related tax	432	395	559

Pro-forma income (loss) applicable to common shares under the fair-value method	(6,913)	(1,397)	2,434

Pro-forma basic earnings (loss) per share under the fair value method	(0.74)	(0.22)	0.44

Pro-forma diluted earnings (loss) per share under the fair value method	(0.74)	(0.22)	0.42

LIQUIDITY AND CAPITAL RESOURCES

     During 2002, cash flow from operations before working capital changes and including proceeds from the sale of properties and other assets was $8.5 million, compared with $10.3 million for 2001. Cash flow from operations before working capital changes and not including proceeds from the sale of properties and other assets during 2002 was $3.9 million, versus $8.1 million for 2001. We continually review the operating results of each of our properties. If there are under-performing properties, we attempt to liquidate them. During 2002, we received $4.6 million in proceeds from sales of property and equipment. We anticipate that cash flow from operations during 2003 will be approximately $11.3 million that will be used for budgeted capital expenditures and the retirement of debt.

     On November 1, 2002, we issued $925,000 of Series A-1 Convertible Preferred Stock. The Series A-1 Convertible Preferred Stock is governed by a certificate of designation. The Series A-1 Convertible Preferred Stock was sold for a face value of $25.00 per share, and pays an annual cash dividend of $2.25 per share that results in an annual yield of 9.0%. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share. The $4.00 conversion price was higher than the market price of our common stock at the time of issuance. The Series A-1 Convertible Preferred Stock is redeemable at our option, in whole or in part, at any time on or after November 1, 2007. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter. In connection with the securities purchase agreement, the parties entered into a registration rights agreement which provides for the registration of the common stock issuable upon conversion of the Series A-1 Convertible Preferred Stock. We have used the net proceeds from the private placement to fund portions of our exploration and development program and for other general corporate purposes.

     We currently have two senior borrowing facilities. First, we have a revolving credit facility with Bank of Texas (the “Texas Facility”), which had permitted borrowings of $19.4 million at December 31, 2002. At December 31, 2002, we had borrowings outstanding under the Texas Facility of approximately $18.8 million. We are required to make monthly principal payments of $150,000 under the Texas Facility until all outstanding amounts are repaid, and accordingly, we have included $1,800,000 in the current portion of long-term debt on the balance sheet related to this revolving credit facility. On September 23, 2002, we entered into an amendment with Bank of Texas that reestablished the amount of permitted borrowings and the portion that we are required to pay monthly. The required payments will be made out of cash flow from operations. During 2002, we used $1.6 million of our available cash flow to reduce the amounts outstanding under the Texas Facility.

      We also have another revolving credit facility with Barclays Bank, Plc (the "Barclays Facility"). Under the Barclays Facility, we had $14.6 million outstanding at December 31, 2002. During 2002, we used $4.5 million of our available cash flow to reduce the amounts outstanding under the Barclays Facility.

      During 2002, Barclays advised us that it intended to withdraw from the reserve-based lending business and to transfer the balance of its reserve-based loans to one or more third-party banking institutions. As a result of this change in direction and the existence of various technical defaults under the Barclays Facility, we entered into various waiver agreements with Barclays in 2002 and 2003 pursuant to which we agreed to make a principal payment of $300,000 in January 2003 and to make monthly principal payments of at least $400,000 until the entire outstanding balance is repaid. Accordingly, we have included $4.7 million (representing our required payments for 2003) in the current portion of long-term debt on the balance sheet. In addition, we are not allowed to borrow any additional funds under the Barclays Facility. Pursuant to the terms of the waiver agreements, we have issued to Barclays warrants that are currently exerciable to purchase an aggregate of 400,000 shares of our Common Stock at an exercise price of $3.50 per share and have agreed to issue an additional warrant to purchase 100,000 shares of our Common Stock at an exercise price of $3.52 per share. These warrants have certain registration rights. We have also agreed, among other items, to apply certain amounts that may be received by Toreador for asset sales and the Turkish capital repatriation to the repayment of the Barclays Facility.

     We diligently have explored alternatives to refinance all or part of our existing capital structure, including the Barclays Facility. We have received a commitment to provide funds necessary for the extinguishment of the Barclays Facility. The form of the commitment is based on a third party institution providing a structured financing of up to $45 million in a combination of fixed term, floating rate senior debt, subordinated, fixed term, fixed rate debt, and equity. However, no assurance can be given that this structured financing will occur. If the third party institution is unable to provide a commitment for the financing on or before April 30, 2003, we have received a binding commitment to provide up to $15 million to refinance the Barclays Facility which would be based on a five-year amortization payable in equal monthly installments of $250,000 at an interest rate to be determined. In addition, we are pursuing other alternatives, including other refinancing options and the possible sale of our French properties as a means of discharging the Barclays Facility and providing additional working capital.

     We anticipate that our 2003 capital expenditures budget, excluding any acquisitions we may make, will be approximately $4.0 million. We intend to fund our capital expenditures budget from operating cash flow, the proceeds of any financing we are able to secure, in excess of the payoff amount of the Barclays Facility, or a combination thereof. We will continue to spend most of our 2003 capital budget on prospects in our inventory as a result of the acquisition of Madison. We will limit our activity in France to development drilling on our existing properties. In Turkey, we anticipate that exploration work will continue on several projects, including the interpretation of seismic data recently acquired in the Black Sea.

     We may reinvest proceeds from option and lease bonuses by taking a working interest in 3D seismic projects or in wells. To the extent cash flow from operations does not significantly increase and external sources of capital are limited or unavailable, our ability to make the capital investment to participate in 3D seismic surveys and increase our interest in projects on our acreage will be limited. We expect to receive future funds through production from existing producing properties and new producing properties that may be discovered through exploration of our acreage by third parties or by us. In addition to the properties described above, we also may acquire other producing oil and gas assets, which could require the use of debt, including the Texas Facility or other forms of financing.

     We maintain our excess cash funds in interest-bearing deposits and in marketable securities.

     We believe that sufficient funds will be available from operating cash flow or borrowings under the Texas Facility or new financings to meet anticipated capital requirements for fiscal 2003. The following table sets forth our contractual obligations at the end of 2002 for the periods shown (dollars in thousands):

	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total

Long-Term Debt (including any current portion)	$6,500	$13,200	$6,060	$9,760	$35,520

Operating Leases	410	815	653	—	1,878

Total	$6,910	$14,015	$6,713	$9,760	$37,398

     Through December 31, 2002, we have used $2,534,000 of our cash reserves to purchase 721,027 shares of our common stock including 40,000 that were repurchased during 2002 for $180,000. Based on market conditions and cash availability, we intend to repurchase shares of our common stock when we deem appropriate. Such repurchases will be funded from available operating cash flows.

     Dividends on our common stock may be declared and paid out of funds legally available when and as determined by our board of directors. Our policy is to hold and invest corporate funds on a conservative basis, and thus we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, under the terms of the Texas Facility we are prohibited from paying dividends over $100,000 without prior consent from Bank of Texas, National Association (other than dividends payable in shares of common stock). The terms of our Series A Convertible Preferred Stock and our Series A-1 Convertible Preferred Stock prohibit us from paying dividends on the common stock without the approval of the holders of a majority of the then outstanding shares of the Series A Convertible Preferred Stock and the Series A-1 Convertible Preferred Stock.

     Dividends on our Series A Convertible Preferred Stock and our Series A-1 Convertible Preferred Stock are paid on a quarterly basis. Cash dividends totaling $374,000 were declared ($270,000 were paid) for the year ended December 31, 2002. Cash dividends of $360,000 were declared and paid in 2001 and 2000. Future dividends will be paid in cash only at a rate of $110,813 per calendar quarter. We are prohibited from paying dividends over $100,000 without the consent from Bank of Texas, National Association. Thus, approval will be required prior to the payment of the dividends.

     No stock options were exercised during 2002. During 2001, we received a total of $256,000 as a result of the exercise of stock options to purchase our common stock by a director and former employees of a company acquired in 2000. Those options related to 10,000 shares of common stock with an exercise price of $3.625 per share and 70,400 shares of common stock with an exercise price of $3.12, respectively.

RESULTS OF OPERATIONS

     COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001

     REVENUES

     Oil and gas sales. Oil and gas sales revenues increased by approximately $9.1 million, or 65%, from $14.0 million to $23.1 million for the years ended December 2001 and 2002, respectively. This was due to revenues from the operations of the properties acquired in the Madison acquisition, offset by a decrease in United States revenues. Oil and gas sales revenues from the properties acquired in the Madison acquisition amounted to $11.6 million, while United States revenues decreased by $2.4 million, or 18%. The decrease in United States revenues was the result of decreases in both production and price. United States production decreased 53,000 BOE, or 9%, as a result of the natural decline of our existing properties along with the sale of miscellaneous under-performing properties during 2002. Additionally, the average prices we received for oil and natural gas sales decreased from $23.39 per barrel to $22.08 per barrel, and $3.76 per Mcf in 2001 from $3.10 per Mcf in 2002.

     Gain (loss) on commodity derivatives. We utilize commodity derivative instruments as part of our risk management program and to comply with the requirements of our senior credit facilities. These transactions are generally structured as either swaps or collar contracts. A swap has the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if a floor or ceiling price is exceeded. These instruments (i) reduce the effect of the price fluctuations of the commodities we produce and sell; (ii) support our annual capital budgeting and expenditure plans; (iii) protect the amounts required for servicing outstanding debt; and (iv) maximize the funds available under our existing credit facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of our United States transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell. The counterparty of our French transactions is Barclays Capital. The following table summarizes the results of our risk-management efforts during 2002 and 2001 (in thousands):

	2002	2001	Variance

Changes in fair value	$(2,029)	$447	$(2,476)
Realized gain (loss)	(2,015)	696	(2,711)

Net	$(4,044)	$1,143	$(5,187)

     As noted above, we have structured our commodity derivatives to reduce the effect of price fluctuations of the commodities we produce and sell. As a result, those derivatives decline in value as the underlying commodity prices rise. Any losses incurred on derivatives are offset by higher oil and gas sales revenues due to increases in underlying commodity prices. However, under the requirements of Statement of Financial Accounting Standards No. 133 and because we chose not to designate our derivatives as hedges, mark to market loss on the derivatives is generally accrued through earnings prior to the recognition of higher sales prices. See Note 7 in the Notes to Consolidated Financial Statements included in this filing for more details.

     Lease bonuses and rentals. Lease bonuses and rentals increased $216,000, or 36%, due to increases in leasing activity as a result of several wildcat discoveries in and around the minerals we own in Mississippi.

EXPENSES

     Lease operating. Lease operating expenses increased $3.4 million, or 104%, due to the operations of the properties we acquired in the Madison acquisition and are commensurate with the increase in operating revenue from the Madison properties. Higher lease operating expenses were offset by decreases in U.S. production taxes, the result of the decline in oil and gas sales prices discussed above. Operating expenses in 2002 associated with the properties in the Madison acquisition amounted to $4.1 million.

     Exploration and acquisition. Exploration and acquisition expense decreased $385,000, or 15%, due to a reduction in drilling activity, compared with 2001.

     Depreciation, depletion and amortization. DD&A remained relatively unchanged from 2001 at approximately $5.0 million. An increase due to depletion of costs allocated to properties acquired in the Madison acquisition of approximately $1.9 million was offset by a decrease in U.S. depletion of $1.7 million. The decrease in U.S. depletion was the result of higher reserve quantities. We provide depletion on our oil and gas properties on the units-of-production method, which is calculated as current-year production divided by beginning reserves multiplied by the net value of the properties. Production decreased by 9% from 2001, resulting in a lower depletion rate.

     Impairment of oil and gas properties. Impairment charged in 2002 amounted to $529,000, compared with $1.3 million in 2001, both of which related to US properties only. The decrease in the charge to impairment is the result of an increase in the value of our reserves commensurate with the increase in year-end pricing. Oil and gas prices used to evaluate our reserves at December 31, 2001, were $17.52 per barrel and $2.71 per Mcf, compared with $28.00 and $4.74 at December 31, 2002.

     General and administrative. General and administrative expenses increased $4.9 million, or 175%. The majority of this increase was the result of the acquisition of Madison; however, a significant portion of these expenses consists of nonrecurring items that are either transaction and transition costs or other expenses of a one-time nature. General and administrative expense of approximately $2.3 million is directly attributable to the operation of our new French and Turkish properties. The balance represents the ongoing expenses of the support staff that joined us as a result of the Madison acquisition.

     OTHER INCOME AND EXPENSE

     Other income and expense resulted in a net expense of $6.0 million during 2002 versus $1.8 million for 2001. Net expense increased $4.2 million, primarily due to a decline in the value of our investment in Trinidad Exploration and Development, Ltd. (“TED”), losses on property sales and increased interest expense. During 2002, our interest in TED was reduced from 25.0% to 16.33%. Accordingly, we have recorded a charge to equity in earnings of unconsolidated entities of $1.2 million reflecting the valuation of the ultimate amount estimated to be recovered from our investment.

     In addition to the decline in value of our investment in TED, we incurred losses on property sales of $2.1 million during 2002, compared with $0.5 million in 2001. As part of our ongoing program to high grade our property portfolio, we elected to proceed with the sale of several non-economic, non-strategic properties that were under-performing rather than sustain continued operating losses on those properties. Interest expense increased as a result of the revolving credit balances and the convertible debenture assumed in the Madison acquisition.

     NET INCOME (LOSS) AVAILABLE TO COMMON SHARES

     During 2002, we incurred a net loss of $6.5 million, compared with $1.0 million for 2001. Lower results for 2002 were due to losses on commodity derivatives (oil and gas hedges), one-time transaction and transition costs related to the Madison acquisition, higher operating costs of the newly combined company after the addition of the Madison exploration staff, the decline in value of our investment in TED and losses on the sales of under-performing properties.

     OTHER COMPREHENSIVE INCOME

     The most significant element of comprehensive income, other than net income (loss), is foreign currency translation. The functional currency of our operations in France is the Eurodollar, and in Turkey the functional currency is the Turkish Lira. The exchange rates used to translate the financial position of those operations at December 31, 2002, were approximately US$ 1.05 per Euro and US$ 0.62 per million Turkish Lira. The Euro rate at December 31, 2001, was US$ 0.87 per Euro and US$ 0.69 per million Turkish Lira. These fluctuations caused an unrealized translation gain of $2.2 million for 2002. No such charges existed during 2001 because we had no foreign operations during that period.

     COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

     REVENUES

     Oil and gas sales. Oil and natural gas sales revenues increased by approximately $800,000, or 6% from $13.2 million to $14.0 million for the years ended December 2001 and 2000, respectively. The increase was the result an increase in oil and natural gas production brought about by recent acquisitions. We received $23.39 per Bbl for its oil production during the year ended December 31, 2001, which is 18% less than the $28.45 received in the same period of 2000. We sold our gas production during the year ended December 31, 2001 for $3.76 per Mcf, which is 5% lower than the $3.94 per Mcf received during the same period of 2000. Natural gas volumes sold increased 35% from 1,319 MMcf during the year ended December 31, 2000 to 1,781 MMcf during the year ended December 31, 2001, while oil volumes increased 8% from 274 MBbls to 296 MBbls over the same period. The increase in oil and natural gas production is due primarily from production on the properties acquired in the acquisition of Texona Petroleum Corporation, and the Razorhawk acquisition in Kansas. Additionally, we had gains on natural gas commodity derivatives of approximately $1.1 million for the year ended December 31, 2001, that were not present in 2000.

     Lease bonuses and rentals. Lease bonuses and rentals increased by $124,000 or 26% from $472,000 to $596,000, primarily due to our efforts to optimize our mineral holdings.

     Total revenues increased $2.2 million, or 16%, $13.5 to $15.7 million for the year ended December 31, 2000 and 2001, respectively.

     EXPENSES

     Lease operating expenses. Lease operating expenses increased by approximately $1.0 million or 43%, to $3.3 million for the year ended December 31, 2001 from $2.3 million for the same period in 2000. This increase was principally the result of adding working interest properties through the acquisition of Texona Petroleum Corporation in September 2000 and working interest properties acquired in the Razorhawk acquisition in Kansas in April 2001.

     Exploration and acquisition. Exploration and acquisition expenses increased from $309,000 to $2.6 million for the year ended December 31, 2000 and 2001, respectively. This increase is commensurate with the increase in our drilling activity between the two periods. We drilled 14 developmental and 21 exploration wells during the year ended December 31, 2001, of that 17 were dry holes. The total dry hole expense included in this category is $553,000 during the year ended December 31, 2001.

     Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $2.5 million, or 104%, to $4.9 million for the year ended December 31, 2001 from $2.4 million for the same period in 2000. A portion of this increase relates to increased oil and gas production during 2001. The primary reason for the large increase is the significant loss of reserves due to lower oil and gas prices at December 31, 2001 as compared to the unusually high prices at December 31, 2000. The downward revision of oil and gas reserves forces the 2001 production to represent a much higher percentage of overall reserves, resulting in a higher depletion rate.

     General and administrative. General and administrative expenses increased by $500,000, or 22%, to $2.8 million from $2.3 million for the year ended December 31, 2001 and 2000, respectively. The increase is due primarily to increased payroll related costs from added personnel required to manage growth, and expenditures related to increased stockholder relations activities.

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

     OTHER INCOME AND EXPENSE

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

     NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS

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

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,

	(in thousands, except per share data)
Year ended December 31, 2002:
Total revenues	$5,413	$4,792	$6,187	$3,445
Impairment of oil and gas properties	529	—	—	—
Total costs and expenses	5,926	5,253	5,705	5,315
Net loss	(2,594)	(1,166)	(491)	(1,856)
Loss attributable to common shares	(2,698)	(1,256)	(581)	(1,946)
Basic loss per share	(0.29)	(0.13)	(0.06)	(0.21)
Diluted loss per share	(0.29)	(0.13)	(0.06)	(0.21)

Year ended December 31, 2001:
Total revenues	$2,614	$3,335	$4,548	$5,194
Impairment of oil and gas properties	1,309	—	—	—
Total costs and expenses	7,357	2,572	2,675	2,320
Net income (loss)	(3,654)	385	1,018	1,609
Income (loss) attributable to common shares	(3,744)	295	928	1,519
Basic income (loss) per share	(0.59)	0.05	0.15	0.24
Diluted income (loss) per share	(0.59)	0.04	0.13	0.21

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The risks inherent in our market-sensitive instruments are the potential loss arising from adverse changes in oil and gas commodity prices, interest rates and foreign currency exchange rates as discussed below. The sensitivity analysis does not, however, consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

     The following quantitative and qualitative information is provided about financial instruments to which we are a party as of December 31, 2002, and from which we may incur future earnings gains or losses from changes in commodity prices. We do not designate our derivatives as hedges; however, we do not enter into derivative or other financial instruments for trading purposes.

     Oil And Gas Prices. We market our oil and gas production primarily on a spot market basis. As a result, our earnings could be affected by changes in the prices for these commodities, regulatory matters or demand for the commodities. As market conditions dictate, from time to time, we will lock in future oil and gas prices using various hedging techniques. We do not use such financial instruments for trading purposes, and we are not a party to any leveraged derivatives. Market risk is estimated as a 10% decrease in the prices of oil and gas. Based on our projections for 2003 sales volumes at fixed prices, such a decrease would result in a reduction to oil and gas sales revenue of approximately $2.0 million before considering the effect of the gas hedging agreements discussed below.

     Interest Rates. Our earnings are affected by changes in short-term interest rates related to our line of credit. Market risk is estimated as a hypothetical increase in short-term interest rates of 100 basis points. Based on our projections of outstanding borrowings for fiscal 2003, such an increase could result in an addition to interest expense of approximately $300,000.

     Foreign Currency Exchange Rates. The functional currency of our French operations is the Eurodollar, and the functional currency of our Turkish operations is the Turkish Lira. While our oil sales are calculated on a United States dollar basis, we are exposed to the risk that the values of our French and Turkish assets will decrease and that the amounts of our French and Turkish liabilities will increase. Market risk is estimated as a 10% decrease in the exchange rate for Eurodollars and Turkish Lira to United States dollars. Based on the net assets in our French and Turkish operations at December 31, 2002, such a decrease would result in an unrealized loss of approximately $0.8 million due to foreign currency exchange rates.

     Derivative Financial Instruments. We utilize commodity derivative instruments as part of our risk management program. These transactions are generally structured as either swaps or collar contracts. A swap has the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if a floor or ceiling price is exceeded. These instruments (i) reduce the effect of the price fluctuations of the commodities we produce and sell; (ii) support our annual capital budgeting and expenditure plans; (iii) protect the amounts required for servicing outstanding debt; and (iv) maximize the funds available under our existing credit facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of our United States transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell. The counterparty of our French transactions is Barclays Capital.

     The following table lists our open natural gas derivative contracts as of December 31, 2002. All contracts are based on NYMEX pricing. We estimated the fair value of the option agreement at December 31, 2002, from quotes by the counterparty representing the amounts we would expect to receive or pay to terminate the agreements on that date. We estimated the fair value of the swap agreement based on the difference between the strike prices and the forward NYMEX discounted prices for each determination period multiplied by the notional volume for each period.

			Notional			Fair Value –
			Volume per	Aggregate		Gain/(Loss)
Contract	Effective	Termination	Month	Volume	Strike Price	December 31,
Type	Date	Date	(MMBtu)(1)	(MMBtu)(1)	per MMBtu	2002

Swap	February 2003	December 2003	30,000	330,000	$3.900	$(210,960)
	January 2004	December 2004	50,000	600,000	$3.920	$(198,950)

Put Option	February 2003	December 2003	80,000	880,000	$3.250	$52,959
	January 2004	December 2004	50,000	600,000	$3.250	$113,257

Call Option	January 2003	December 2003	80,000	880,000	$4.850	$(346,012)
	January 2004	December 2004	50,000	600,000	$5.275	$(205,272)

(1)	MMBtu — Million British thermal units.

     The following table lists our open crude oil derivative contracts as of December 31, 2002. We estimated the fair value of the agreement based on the difference between the strike prices and the forward index discounted prices for each determination period multiplied by the notional volume for each period.

						Fair Value –
			Notional	Aggregate		Gain/(Loss)
Contract	Effective	Termination	Volume per	Volume	Strike Price	December 31,
Type	Date	Date	Month (Bbls)	(Bbls)	per Bbl	2002

Brent Crude					$21.00 Floor
Collar	January 2003	December 2003	20,000	240,000	$26.00 Ceiling	$(241,000)

     See Note 2 of Notes to Consolidated Financial Statements for a description of our accounting procedures followed relative to hedge derivative financial instruments and for specific information regarding the terms of our derivative financial instruments that are sensitive to changes in crude oil and gas commodity prices.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to our directors, nominees for directors and executive officers will be set forth under the heading “Election of Directors” and “Executive Officers” in our Proxy Statement relating to the 2003 Annual Meeting of Stockholders, that will be filed with the Securities and Exchange Commission on or prior to April 30, 2003, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information relating to executive compensation will be set forth under the heading “Executive Compensation and Other Transactions” in our Proxy Statement relating to the 2003 Annual Meeting of Stockholders, that will be filed with the Securities and Exchange Commission on or prior to April 30, 2003, and that is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by Item 403 of Regulation S-K will be set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement relating to the 2003 Annual Meeting of Stockholders, that will be filed with the Securities and Exchange Commission on or prior to April 30, 2003, and that is incorporated herein by reference.

     Equity Compensation Plan Information. The following table sets forth information as of December 31, 2002 with respect to compensation plans under which shares of our common stock may be issued.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in the
Plan Category	and rights	and rights	first column)

Equity compensation plans approved by security holders	1,434,106	$4.57	565,894
Equity compensation plans not approved by security holders	—	—	—
Total	1,434,106	$4.57	565,894

(i)	Pursuant to the Agreement and Plan of Merger dated as of October 3, 2001 relating to the acquisition of Madison Oil Company, certain warrants of Madison Oil Company became warrants to acquire common stock of Toreador. As of December 31, 2002, there were warrants outstanding exercisable into 23,010 shares of Toreador common stock with a weighted-average exercise price of $5.52.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information relating to certain relationships and related transactions will be set forth under the heading “Certain Relationships and Related Transactions” in our Proxy Statement relating to the 2003 Annual Meeting of Stockholders, that will be filed with the Securities and Exchange Commission on or prior to April 30, 2003, and that is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

     (a)  Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Securities Exchange Act of

1934, as amended, is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Securities Exchange Act of 1934, as amended.

     (b)  Changes in Internal Controls. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and our Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report:

1.	Index to Consolidated Financial Statements Report of Independent Auditors, Consolidated Balance Sheets as of December 31, 2002 and 2001, Consolidated Statements of Operations for the three years ended December 31, 2002, Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2002, Consolidated Statements of Cash Flows for the three years ended December 31, 2002, and Notes to Consolidated Financial Statements
2.	The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.
3.	Exhibits:

2.1	-	Certificate of Ownership and Merger merging Toreador Resources Corporation into Toreador Royalty Corporation, effective June 5, 2000 (previously filed as Exhibit 2.1 to Toreador Resources Corporation Current Report on Form 8-K filed on June 5, 2000, File No. 0-2517, and incorporated herein by reference).
2.2	-	Agreement and Plan of Merger, dated as of October 3, 2001, between Toreador Resources Corporation and Madison Oil Company (previously filed as Exhibit 2.1 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).
2.3	-	Voting Agreement, dated as of October 3, 2001, by Herbert L. Brewer, David M. Brewer and PHD Partners, LP for the benefit of Toreador Resources Corporation (previously filed as Exhibit 2.4 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).
3.1	-	Amended and Restated Certificate of Incorporation, of Toreador Resources Corporation (previously filed as Exhibit 3.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
3.2	-	Second Amended and Restated Bylaws of Toreador Resources Corporation (previously filed as Exhibit 3.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
3.3	-	Certificate of Designation of Series A-1 Convertible Preferred Stock of Toreador Resources Corporation, dated October 30, 2002 (previously filed as Exhibit 3.1 to Toreador Resources

Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).
4.1	-	Registration Rights Agreement, effective December 16, 1998, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 10.2 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, File No. 0-2517, and incorporated herein by reference).
4.2	-	Settlement Agreement dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1998, File No. 0-2517, and incorporated herein by reference).
4.3	-	Registration Rights Agreement, effective July 31, 2000, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522 filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).
4.4	-	Registration Rights Agreement, effective September 11, 2000, among Toreador Resources Corporation and Earl E. Rossman, Jr., Representative of the Holders (previously filed as Exhibit 4.6 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522, filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).
4.5*	-	Registration Rights Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto.
10.1+	-	Employment Agreement, dated as of May 1, 1997 between Toreador Royalty Corporation and Edward C. Marhanka (previously filed as Exhibit 10.5 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-2517, and incorporated herein by reference).
10.2+	-	Employment letter agreement between Madison Oil Company and Michael J. FitzGerald dated September 10, 2001 (previously filed as Exhibit 10.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-2517, and incorporated herein by reference).
10.3+	-	Toreador Royalty Corporation 1990 Stock Option Plan (previously filed as Exhibit 10.7 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-2517, and incorporated herein by reference).
10.4+	-	Amendment to Toreador Royalty Corporation 1990 Stock Option Plan, effective as of May 15, 1997 (previously filed as Exhibit 10.14 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-2517, and incorporated herein by reference).
10.5+	-	Toreador Royalty Corporation Amended and Restated 1990 Stock Option Plan, effective as of September 24, 1998 (previously filed as Exhibit A to Toreador Royalty Corporation Preliminary Proxy Statement filed with the Securities and Exchange Commission on March 12, 1999, File No. 0-2517, and incorporated herein by reference).
10.6+	-	Amendment Number One to Toreador Resources Corporation Amended and Restated 1990 Stock Option Plan (previously filed as Exhibit 10.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

10.7+	-	Amendment Number Two to Toreador Resources Corporation Amended and Restated 1990 Stock Option Plan (previously filed as Exhibit 10.4 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.8+	-	Toreador Royalty Corporation 1994 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 10.12 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1995 File No. 0-2517, and incorporated herein by reference).
10.9+	-	Toreador Resources Corporation Amended and Restated 1994 Non-employee Director Stock Option Plan (previously filed as Exhibit 10.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.10+	-	Toreador Resources Corporation 2002 Stock Option Plan (previously filed as Exhibit 10.16 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).
10.11+	-	Amendment Number One to the Toreador Resources Corporation 2002 Stock Option Plan (previously filed as Exhibit 10.5 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.12+	-	Form of Indemnification Agreement, dated as of April 25, 1995, between Toreador Royalty Corporation and each of the members of our Board of Directors (previously filed as Exhibit 10 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, File No. 0-2517, and incorporated herein by reference).
10.13	-	Loan Agreement, effective February 16, 2001, between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association (previously filed as Exhibit 10.9 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-2517, and incorporated herein by reference).
10.14	-	First Amendment to Loan Agreement dated November 8, 2001 between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association Plan (previously filed as Exhibit 10.12 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).
10.15	-	Second Amendment to Loan Agreement dated May 9, 2002 between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association (previously filed as Exhibit 10.3 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.16	-	Third Amendment to Loan Agreement dated August 7, 2002 between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association (previously filed as Exhibit 10.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).

10.17	-	Fourth Amendment to Loan Agreement dated September 30, 2002 between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association (previously filed as Exhibit 10.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.18	-	Revolving Credit Facility Agreement dated March 30, 2001, between Madison Oil Company Europe, Madison Oil France S.A., Madison/Chart Energy SCS (n/k/a Madison Energy France), and Barclays Capital (previously filed as Exhibit 10.13 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).
10.19	-	Contract for the Supply of Crude Oil from the Parisian Basin, effective January 1, 1997, between Elf Antwar France and Midland Madison Petroleum Company (n/k/a Madison Energy France) (previously filed as Exhibit 10.14 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).
10.20	-	Amended and Restated Convertible Debenture, dated December 31, 2001, between Madison Oil Company and PHD Partners LP. (previously filed as Exhibit 10.15 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).
10.21	-	Settlement Agreement dated June 28, 2002, and executed August 29, 2002, between Tullow Pakistan (Developments) Limited and Toreador Resources Corporation (previously filed as Exhibit 10.3 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.22	-	Subordinated Revolving Credit Agreement, dated as of October 3, 2001, between Madison Oil Company and Toreador Resources Corporation (previously filed as Exhibit 2.2 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).
10.23	-	Subordinated Revolving Credit Note, dated as of October 3, 2001, between Toreador Resources Corporation and Madison Oil Company (previously filed as Exhibit 2.3 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).
10.24*	-	Securities Purchase Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto.
10.25*	-	Shareholders Agreement between Anglo-African Energy, Inc. and Trans-Dominion Holdings Limited, dated August 1, 2000.
10.26*	-	Consulting Agreement between Toreador Resources Corporation and Richard D. Preston, effective June 1, 2002.
10.27*	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated March 21, 2002.

10.28*	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated December 31, 2002.
10.29*	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated March 25, 2003.
10.30*	-	Warrant Letter between Toreador Resources Corporation and Barclays Capital dated March 25, 2003.
10.31*	-	Amendment to Settlement Agreement dated as of February 3, 2003, between Tullow Pakistan (Developments) Limited and Toreador Resources Corporation.
10.32*	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison Chart/Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated April 11, 2003.
16.1	-	Letter on Change in Certifying Accountant from PricewaterhouseCoopers LLP, dated June 30, 1999 (previously filed as Exhibit 16 to Amendment No. 2 to Toreador Royalty Corporation Current Report on Form 8-K/A filed on June 30, 1999, File No. 0-2517, and incorporated herein by reference).
21.1*	-	Subsidiaries of Toreador Resources Corporation.
23.1*	-	Consent of Ernst & Young LLP.
23.2*	-	Consent of LaRoche Petroleum Consultants, Ltd.
24.1*	-	Power of Attorney (See Signatures in Part IV)
99.1*	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensatory plan

     (b)  Reports on Form 8-K:

On November 8, 2002, we filed a Current Report on Form 8-K dated November 8, 2002, with the Securities and Exchange Commission to report a press release containing financial information.

On November 14, 2002, we filed a Current Report on Form 8-K dated November 13, 2002, with the Securities and Exchange Commission under Item 9. Regulation FD Disclosure to report certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Toreador’s Chief Executive and Financial Officers of the financial statements included in our Form 10-Q for the periods ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2003		TOREADOR RESOURCES CORPORATION

	By:	/s/ G. Thomas Graves III G. Thomas Graves III, President and Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of Toreador Resources Corporation hereby constitutes and appoints G. Thomas Graves III and Douglas W. Weir, or either of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any and all amendments (including post-effective amendments) to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as full to all intents and purposes as he himself might or could do if personally present, thereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated therein.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ G. Thomas Graves III G. Thomas Graves III	President, Chief Executive Officer and Director	April 15, 2003

/s/ David M. Brewer David M. Brewer	Director	April 15, 2003

/s/ Herbert L. Brewer Herbert L. Brewer	Director	April 15, 2003

/s/ Edward Nathan Dane Edward Nathan Dane	Director	April 15, 2003

/s/ Peter L. Falb Peter L. Falb	Director	April 15, 2003

/s/ Thomas P. Kellogg, Jr. Thomas P. Kellogg, Jr.	Director	April 15, 2003

/s/ William I. Lee William I. Lee	Director	April 15, 2003

/s/ H. R. Sanders, Jr. H. R. Sanders, Jr.	Director	April 15, 2003

/s/ Joseph Simons Joseph Simons	Director	April 15, 2003

/s/ John Mark McLaughlin John Mark McLaughlin	Chairman and Director	April 15, 2003

/s/ Douglas W. Weir Douglas W. Weir	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2003

CERTIFICATION OF PRESIDENT AND
CHIEF EXECUTIVE OFFICER

I, G. Thomas Graves III, President and Chief Executive Officer of Toreador Resources Corporation certify that:

(1)	I have reviewed this annual report on Form 10-K of Toreador Resources Corporation;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods represented in this annual report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function);

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

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ G. Thomas Graves III G. Thomas Graves III President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

     I, Douglas W. Weir, Senior Vice President and Chief Financial Officer of Toreador Resources Corporation certify that:

(1)	I have reviewed this annual report on Form 10-K of Toreador Resources Corporation;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods represented in this annual report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function);

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

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Douglas W. Weir Douglas W. Weir Senior Vice President and Chief Financial Officer (Principal Financial Officer)

TOREADOR RESOURCES CORPORATION

ITEM 8

TOREADOR RESOURCES CORPORATION

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders Toreador Resources Corporation:

     We have audited the accompanying consolidated balance sheets of Toreador Resources Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toreador Resources Corporation at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

Dallas, Texas
April 11, 2003

TOREADOR RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$976	$2,155
Accounts and notes receivable	3,855	3,456
Income taxes receivable	512	—
Unrealized gains on commodity derivatives	—	993
Marketable securities, at fair value	45	348
Other	1,444	1,151

Total current assets	6,832	8,103

Oil and gas properties, net, using the successful efforts method of accounting	71,872	78,028

Investments in unconsolidated entities	2,239	2,855
Goodwill	5,467	5,076
Other assets	443	392

	$86,853	$94,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,865	$5,302
Unrealized losses on commodity derivatives	1,036	—
Current portion of long-term debt	6,500	2,625
Income taxes payable	—	279

Total current liabilities	14,401	8,206

Long-term debt	26,860	36,874
Long-term accrued liabilities	880	776
Deferred tax liability	12,531	12,883
Convertible debenture	2,160	2,160

Total liabilities	56,832	60,899

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, Series A & A-1, $1.00 par value, 4,000,000 shares authorized; 197,000 and 160,000 issued	197	160
Common stock, $0.15625 par value, 30,000,000 shares authorized; 10,058,544 shares issued	1,572	1,572
Capital in excess of par value	30,510	29,593
Retained earnings (deficit)	(1,864)	4,617
Accumulated other comprehensive income (loss)	2,140	(33)

	32,555	35,909

Treasury stock at cost:
721,027 and 681,027 shares	(2,534)	(2,354)

Total stockholders’ equity	30,021	33,555

	$86,853	$94,454

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Revenues:
Oil and gas sales	$23,069	$13,952	$13,164
Gain (loss) on commodity derivatives	(4,044)	1,143	(135)
Lease bonuses and rentals	812	596	472

Total revenues	19,837	15,691	13,501

Costs and expenses:
Lease operating	6,680	3,280	2,325
Exploration and acquisition	2,234	2,619	309
Depreciation, depletion and amortization	5,034	4,908	2,439
Impairment of oil and gas properties	529	1,309	—
General and administrative	7,722	2,808	2,273

Total costs and expenses	22,199	14,924	7,346

Operating income (loss)	(2,362)	767	6,155

Other income (expense) Equity in earnings of unconsolidated investments	(1,186)	(206)	(54)
Gain (loss) on sale of properties and other assets	(2,129)	(487)	408
Loss on sale of marketable securities	(14)	(23)	(54)
Interest and other income (expense)	(184)	163	71
Interest expense	(2,467)	(1,277)	(1,409)

Total other income (expense)	(5,980)	(1,830)	(1,038)

Net income (loss) before income taxes	(8,342)	(1,063)	5,117
Provision (benefit) for income taxes	(2,235)	(421)	1,764

Net income (loss)	(6,107)	(642)	3,353
Dividends on preferred shares	374	360	360

Income (loss) applicable to common shares	$(6,481)	$(1,002)	$2,993

Basic income (loss) per share	$(0.69)	$(0.16)	$0.54

Diluted income (loss) per share	$(0.69)	$(0.16)	$0.50

Weighted average shares outstanding
Basic	9,343	6,319	5,522
Diluted	9,343	6,319	6,691

See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Capital in	Retained	Other		Total
	Preferred	Common	Excess	Earnings	Comprehensive	Treasury	Stockholders'
	Stock	Stock	of Par Value	(Deficit)	Income (Loss)	Stock	Equity

Balance at December 31, 1999	$160	$883	$8,235	$2,678	$(36)	$(1,269)	$10,651
Issuance of common stock	—	177	6,241	—	—	—	6,418
Issuance of stock options	—	—	430	—	—	—	430
Payment of preferred and common dividends	—	—	—	(412)	—	—	(412)
Purchase of treasury stock	—	—	—	—	—	(269)	(269)
Comprehensive income:
Net income	—	—	—	3,353	—	—	3,353
Change in fair value of available- for-sale securities, net of tax	—	—	—	—	54	—	54
Gains reclassified to net income, net of tax	—	—	—	—	36	—	36

Total comprehensive income							3,443

Balance at December 31, 2000	160	1,060	14,906	5,619	54	(1,538)	20,261
Issuance of common stock	—	13	218	—	—	—	231
Issuance of Texona Deferred Shares	—	14	503	—	—	—	517
Issuance of common stock for merger with Madison Oil Company	—	485	13,966	—	—	—	14,451
Payment of preferred dividends	—	—	—	(360)	—	—	(360)
Purchase of treasury stock	—	—	—	—	—	(816)	(816)
Comprehensive loss:
Net loss	—	—	—	(642)	—	—	(642)
Change in fair value of available- for-sale securities, net of tax	—	—	—	—	(31)	—	(31)
Losses reclassified to net loss, net of tax	—	—	—	—	(56)	—	(56)

Total comprehensive loss							(729)

Balance at December 31, 2001	160	1,572	29,593	4,617	(33)	(2,354)	33,555
Issuance of preferred stock	37	—	854	—	—	—	891
Payment of preferred dividends	—	—	—	(374)	—	—	(374)
Purchase of treasury stock	—	—	—	—	—	(180)	(180)
Other	—	—	63	—	—	—	63
Comprehensive loss:
Net loss	—	—	—	(6,107)	—	—	(6,107)
Foreign currency translation Adjustment	—	—	—	—	2,228	—	2,228
Change in fair value of available- for-sale securities, net of tax	—	—	—	—	(62)	—	(62)
Losses reclassified to net loss, net of tax	—	—	—	—	7	—	7

Total comprehensive loss							(3,934)

Balance at December 31, 2002	$197	$1,572	$30,510	$(1,864)	$2,140	$(2,534)	$30,021

See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2002	2001	2000

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(6,107)	$(642)	$3,353
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	5,034	4,908	2,439
Impairment of oil and gas properties	529	1,309	—
Loss (gain) on sale of properties	2,129	487	(408)
Dry holes and abandonments	1,084	1,809	51
Amortization of undeveloped minerals	51	40	43
Loss on sale of marketable securities	14	23	54
Unrealized losses on commodity derivatives	2,029	—	—
Equity in loss of unconsolidated investments	1,186	206	54
Decrease (increase) in operating assets:
Accounts and notes receivable	(266)	1,177	(1,053)
Income taxes receivable	(512)	—	—
Other current assets	(13)	(639)	(24)
Other assets	124	199	619
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	2,615	1,309	95
Income taxes payable	(279)	(526)	73
Deferred tax liabilities	(1,319)	(759)	793
Other	63	(45)	55

Net cash provided by operating activities	6,362	8,856	6,144

Cash flows from investing activities:
Expenditures for oil and gas properties	(6,178)	(11,979)	(2,353)
Merger costs, net of cash acquired	—	(2,156)	(129)
Proceeds from the sale of oil and gas properties	4,628	2,157	901
Investment in unconsolidated entities, net	(320)	(100)	(156)
Purchase of marketable securities	(51)	(684)	(174)
Proceeds from sale of marketable securities	253	431	50

Net cash used in investing activities	(1,668)	(12,331)	(1,861)

See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Cash flows from financing activities:
Payment for debt issuance costs	(175)	(369)	(45)
Borrowings under revolving credit arrangements	4,686	11,880	2,494
Repayments under revolving credit arrangements	(10,825)	(6,750)	(4,661)
Proceeds from issuance of stock, net	891	289	25
Payment of preferred and common dividends	(270)	(360)	(412)
Purchase of treasury stock	(180)	(816)	(269)

Net cash provided by (used in) financing activities	(5,873)	3,874	(2,868)

Net increase (decrease) in cash and cash equivalents	(1,179)	399	1,415
Cash and cash equivalents, beginning of period	2,155	1,756	341

Cash and cash equivalents, end of period	$976	$2,155	$1,756

Supplemental disclosure of cash flow information:
Income taxes paid (received)	$(128)	$864	$875
Interest paid	$2,089	$1,080	$1,234

See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     Toreador Resources Corporation (“Toreador,” “we,” “us,” “our,” or the “Company”) is an independent oil and gas company engaged in foreign and domestic oil and gas exploration, development, production, leasing and acquisition activities. The accompanying consolidated financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States.

     ACQUISITION OF MADISON OIL COMPANY

     Toreador, MOC Acquisition Corporation, a wholly owned subsidiary of Toreador (“MOC”), and Madison Oil Company (“Madison”) entered into an Agreement and Plan of Merger dated October 3, 2001 (“Merger Agreement”). The transaction was consummated on December 31, 2001 by the merger of MOC with and into Madison with Madison being the surviving corporation of such merger (the “Merger”) and becoming a wholly owned subsidiary of Toreador. Pursuant to the Merger Agreement, the issued and outstanding shares of the common stock of Madison were converted into an aggregate of 3,101,573 shares of Toreador’s $0.15625 par value common stock (“Common Stock”), based on an exchange ratio of 0.118 shares of Toreador Common Stock for each issued and outstanding share of Madison common stock. Holders of Madison common stock were also given the right to receive, in cash or our common stock, 30% of certain potential payments that may be received from the Turkish government for the protection of repatriated capital based on a formula specified in the Merger Agreement under the section entitled “Conversion of Shares.” In addition, certain stock options to acquire Madison common stock became Toreador stock options exercisable for 41,300 shares of Common Stock, warrants to acquire Madison common stock became Toreador warrants exercisable for 111,509 shares of Common Stock and a Madison debenture convertible into Madison common stock has been amended and is now convertible into 319,962 shares of Common Stock. (See further discussion in Note 9).

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements and related footnotes are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States. Certain prior-year amounts have been reclassified to conform to the 2002 presentation.

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

     BASIS OF CONSOLIDATION

     Toreador consolidates all of its majority-owned subsidiaries. We account for our interest in other joint ventures using the equity method. All material intercompany accounts and transactions are eliminated in consolidation. We account for our investments in entities in which we hold less than a majority interest under the equity method.

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SIGNIFICANT ACCOUNTING POLICIES (continued)

     CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE

     Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, accounts receivable, and our hedging and derivative financial instruments. We place our cash with high credit quality financial institutions. We sell oil and natural gas to various customers. Historically, we have not experienced any losses related to accounts receivable, and accordingly, we do not believe an allowance for doubtful accounts is warranted either at December 31, 2002 or 2001. Substantially all of our accounts receivable are due from purchasers of oil and gas. We place our hedging and derivative financial instruments with financial institutions and other firms that we believe have high credit ratings. For a discussion of the credit risks associated with our hedging activities, please see “Derivative Financial Instruments” below.

     MARKETABLE SECURITIES

     Toreador’s marketable securities, consisting primarily of common shares of publicly traded companies, are classified as available-for-sale. Unrealized holding gains and losses on securities available-for-sale are recorded as a component of other comprehensive income, net of tax effect. The fair values for marketable securities are based on quoted market prices. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in current earnings.

     FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, marketable securities, accounts payable and accrued liabilities, long-term debt, and the convertible debenture approximate fair value, unless otherwise stated, as of December 31, 2002 and 2001.

     DERIVATIVE FINANCIAL INSTRUMENTS

     We use various swap and option contracts to (i) reduce the effect of the volatility of price changes on the commodities we produce and sell, (ii) support our annual capital budgeting and expenditure plans and (iii) protect the amounts required for servicing outstanding debt and (iv) maximize the funds available under our existing credit facilities. In order to accomplish this objective, we enter into oil and gas swap and option agreements that fix the price of oil and gas sales within ranges determined acceptable at the time we execute the contracts.

     We are exposed to credit losses in the event of nonperformance by the counterparties to our financial instruments. We anticipate, however, that such counterparties will be able to fully satisfy its obligations under the contracts. We do not obtain collateral or other security to support financial instruments subject to credit risk but we monitor the credit standing of the counterparties. At December 31, 2002, we had no amounts receivable from our counterparties. At December 31, 2001, we had gross receivables from our counterparty of $331,000, of which $19,000 related to amounts receivable from settled trades and $312,000 related to unrealized gains on the contracts.

     We have elected not to designate the derivative financial instruments to which we are a party as hedges, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur.

     INVENTORIES

     At December 31, 2002 and 2001, other current assets included $891,000 and $530,000 of inventory, respectively. Those amounts consist of technical equipment and crude oil held in storage tanks. We record such inventories at the lower of actual cost or market.

     OIL AND GAS PROPERTIES

     We follow the successful efforts method of accounting for oil and gas exploration and development expenditures. Under this method, costs of successful exploratory wells and all development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves are expensed. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the Company carries the costs of drilling such exploratory wells as an asset for no more than one year following completion of drilling. If, after that year has passed, a determination that proved reserves have been found cannot be made, Toreador

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SIGNIFICANT ACCOUNTING POLICIES (continued)

will assume that the well is impaired, and charges the cost to expense. Significant costs associated with the acquisition of oil and gas properties are capitalized. Upon sale or abandonment of units of property or the disposition of miscellaneous equipment, the cost is removed from the asset account, the related reserves relieved of the accumulated depreciation or depletion and the gain or loss is credited to or charged against operations.

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

     IMPAIRMENT OF ASSETS

     We evaluate producing property costs for impairment and reduce such costs to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard No. 144 (Statement 144) “Accounting for the Impairment or Disposal of Long-Lived Assets.” On January 1, 2002 we adopted Statement No. 144. Because we had no properties held for sale at December 31, 2002 or 2001, adopting Statement 144 did not have a material impact on our financial position. We assess impairment of non-producing leasehold costs and undeveloped mineral and royalty interests periodically on a property-by-property basis. We charge any impairment in value to expense in the period incurred. We incurred impairment losses on our United States oil and gas producing properties of $529,000 in 2002, $1,309,000 in 2001, and zero in 2000. The impairments in 2002 were the result of several properties depleting faster than expected. There were no properties with individually significant impairments, nor was there any particular group of properties that were impaired. The impairment in 2001 was the result of overall decreases in the quantity of reserves and decreases in price, and was not concentrated on any particular group of properties.

     ASSET RETIREMENT OBLIGATIONS

     On August 15, 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Initiated in 1994 as a project to account for the costs of nuclear decommissioning, the FASB expanded the scope to include similar closure or removal-type costs in other industries that are incurred at any time during the life of an asset. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We adopted Statement 143 on January 1, 2003. Upon adoption of Statement 143, we recorded asset retirement obligations totaling approximately $341,000 discounted to present value. Additionally, we recorded the cumulative effect of change in accounting principle amounting to approximately $64,000, net of related tax. We do not expect the effects of adopting Statement 143 to have a material impact on our financial position or results of operations in future years.

     GOODWILL

     On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142). Under Statement 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). Prior to our Merger with Madison, we had no goodwill, so the adoption of this standard will have no impact on our financial position or results of operations. As the result of adopting Statement 142, we will review annually the value of goodwill recorded as a result of the Merger with Madison, or more frequently if impairment indicators arise. We recognized no goodwill impairment during 2002.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SIGNIFICANT ACCOUNTING POLICES (continued)

     REVENUE RECOGNITION

     We account for gas revenues using the sales method. Under this method, sales are recorded on all production sold by the Company regardless of the Company’s ownership interest in the respective property. Imbalances result when sales differ from the seller’s net revenue interest in the particular property’s reserves and are tracked to reflect the Company’s balancing position. At December 31, 2002 and 2001, the imbalance and related value were immaterial.

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

     Had compensation costs for employees under our two stock-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the method proscribed by SFAS No. 123, our pro forma net income and earnings per share would have been reduced to the pro forma amounts listed below (in thousands):

	2002	2001	2000

Income (loss), applicable to common shares, as reported	$(6,481)	$(1,002)	$2,993
Basic earnings (loss) per share reported	(0.69)	(0.16)	0.54
Diluted earnings (loss) per share reported	(0.69)	(0.16)	0.50
Stock-based compensation costs under the intrinsic value method included in net income (loss) reported, net of related tax	—	—	—
Pro-forma stock-based compensation costs under the fair value method, net of related tax	432	395	559
Pro-forma income (loss) applicable to common shares, as under the fair-value method	(6,913)	(1,397)	2,434
Pro-forma basic earnings (loss) per share under the fair value method	(0.74)	(0.22)	0.44
Pro-forma diluted earnings (loss) per share under the fair value method	(0.74)	(0.22)	0.42

     FOREIGN CURRENCY TRANSLATION

     The functional currency of the countries in which the Company operates is the U.S. dollar in the US, the Eurodollar in France and the Turkish Lira in Turkey. Gains and losses resulting from the translations of local currencies into U.S. dollars are included in other comprehensive income for the current period. The Company periodically reviews the operations of its entities to ensure the functional currency of each entity is the currency of the primary economic environment in which it operates.

     INCOME TAXES

     Toreador is subject to income taxes in the United States, France, and Turkey. The current provision for taxes on income consists primarily of income taxes based on the tax laws and rates of the countries in which operations were conducted during the periods presented. Toreador computes its provision for deferred income taxes using the liability method. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the future tax benefits to the extent, based on available evidence, it is more likely than not they will be realized.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SIGNIFICANT ACCOUNTING POLICIES (continued)

     NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”), related to accounting for debt extinguishments, leases and intangible assets of motor carriers. The provisions of Statement 145 are effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. Because we do not have, and we do not anticipate having, debt extinguishments or the type of lease transactions mentioned in Statement 145, we believe that adopting Statement 145 will not have a material impact on our financial position or results of operations.

     In July 2002, the FASB issued Statement No, 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 requires that a liability for costs associated with an exit or disposal activity should be initially recognized when it is incurred. Statement 146 differs from existing standards in that under existing standards, such costs are recognized in the period in which an entity commits to a plan of disposal. Under Statement 146, the costs will be recognized in the period when an actual disposal is under way. Examples of costs included under Statement 146 include one-time termination benefits, costs to consolidate or close facilities and to relocate employees. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. Because we currently have not committed to any disposal or exit plans that would be covered under Statement 146, adopting Statement 146 will not have a material impact on our financial position or results of operations.

     In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions — an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (“Statement 147”). Statement 147 is not applicable to our business.

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“Statement 148”). Statement 148 provides alternative methods of transition to the fair value method of accounting proscribed by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not require companies to account for employee stock options under the fair value method. We do not anticipate adopting the fair value method of accounting for stock-based compensation; however, we have adopted the disclosure provisions of Statement 148 in this filing.

3.     MARKETABLE SECURITIES

     Marketable securities at December 31, 2002 and 2001 consist of several issues of common and preferred stock with an aggregate fair market value of $45,000 and $348,000, respectively. We have designated these investments as “securities available for sale” pursuant to Statement of Financial Accounting Standards No. 115. The net unrealized loss related to these securities is $143,000 ($90,000 net of tax) at December 31, 2002 and $56,000 ($33,000 net of tax) at December 31, 2001. During 2002, securities with historical cost of $256,000 were sold for $242,000, resulting in a net loss of $14,000 ($9,000 net of tax). During 2001, securities with historical cost of $454,000 were sold for $431,000, resulting in a net loss of $23,000 ($14,000 net of tax). The $14,000 net loss in 2002 includes unrealized losses of $7,000 which were reclassified from accumulated other comprehensive income. The $23,000 net loss in 2001 reflects unrealized gains of $56,000 which were reclassified from accumulated other comprehensive income.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

	December 31,

	2002	2001

	(in thousands)
Accrued oil and gas sales receivable	$3,485	$2,721
Receivable from unconsolidated subsidiary	250	500
Proceeds receivable from property sales	48	66
Other receivables	72	169

	$3,855	$3,456

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     PROPERTIES AND EQUIPMENT

     Oil and Gas Properties consist of the following:

	December 31,

	2002	2001

	(in thousands)
Undeveloped mineral and royalty interests	$7,270	$7,322
Licenses and concessions	3,000	3,000
Non-producing leaseholds	1,697	870
Producing leaseholds and intangible drilling costs	57,371	61,398
Producing royalty interests	12,338	13,496
Lease and well equipment	1,632	3,191
Furniture, fixtures and office equipment	1,082	757

	84,390	90,034
Accumulated depreciation, depletion and amortization	(12,518)	(12,006)

	$71,872	$78,028

     During 2002, the Company sold various properties and equipment for $4,628,000 (net of closing costs) resulting in a loss of $2,129,000 before tax.

6.     INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

     In July 2000, we acquired 35% of EnergyNet.com, Inc. (“EnergyNet”), an Internet based oil and gas property auction company. At December 31, 2002 and 2001, our investment in EnergyNet amounted to $400,000 and $464,000, respectively. During 2002, 2001 and 2000, we recorded equity in the loss of EnergyNet of $64,000, $227,000 and $64,000 respectively.

     In April 2000, we acquired a 50% interest in Capstone Royalty, LLC (“Capstone”), a joint venture formed to acquire mineral interests at county auctions in west Texas and develop those interests. Our investment in Capstone amounted to $108,000 and $133,000 at December 31, 2002 and 2001, respectively. We recorded equity in the earnings of Capstone amounting to zero in 2002, $8,000 in 2001 and $10,000 in 2000. In 2002, we received a distribution of $25,000 from Capstone.

     As part of our Merger with Madison (see Note 9), we acquired a 25% interest in Trinidad Exploration and Development, Ltd. (“TED”). TED is involved in oil exploration in the Southwest Cedros Peninsula of Trinidad. Our investment in TED amounts to $2,652,000 at December 31, 2002 before any impairment. In addition to our investment in TED, we also have a note receivable of $500,000 from TED. During 2002, we were unsuccessful in our arbitration case against TED’s majority shareholder, and our interest was diluted from 25% to 16.33%. Due to the reduction in our ownership, we recorded a charge of approximately $920,000 as equity in earnings of unconsolidated investments, reflecting the diminished valuation of the ultimate amount estimated to be recovered from our investment. Additionally, we have evaluated our ability to collect our receivable from TED and have reserved 50% of the receivable, or $250,000.

7.     DERIVATIVE FINANCIAL INSTRUMENTS

     We utilize commodity derivative instruments as part of our risk management program. These transactions are generally structured as either swaps or collar contracts. A swap can be described as having the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if a floor or ceiling price is exceeded. These instruments (i) reduce the effect of the price fluctuations of the commodities we produce and sell; (ii) support our annual capital budgeting and expenditure plans; (iii) protect the amounts required for servicing outstanding debt; and (iv) maximize the funds available under our existing credit facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of our United States transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell. The counterparty of our French transactions is Barclays Capital.

     The following table lists our open natural gas derivative contracts as of December 31, 2002. All contracts are based on NYMEX pricing. We estimated the fair value of the option agreement at December 31, 2002, from quotes by the counterparty representing the amounts we would expect to receive or pay to terminate the agreements on that date. We estimated the fair value of the swap

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     DERIVATIVE FINANCIAL INSTRUMENTS (continued)

agreement based on the difference between the strike prices and the forward NYMEX prices for each determination period multiplied by the notional volume for each period.

						Fair Value -
			Notional Volume per	Aggregate Volume	Strike Price per	Gain/(Loss)
Contract Type	Effective Date	Termination Date	Month (MMBtu)(1)	(MMBtu)(1)	MMBtu	December 31, 2002

Swap	February 2003	December 2003	30,000	330,000	$3.900	$(210,960)
	January 2004	December 2004	50,000	600,000	$3.920	$(198,950)

Put Option	February 2003	December 2003	80,000	880,000	$3.250	$52,959
	January 2004	December 2004	50,000	600,000	$3.250	$113,257

Call Option	January 2003	December 2003	80,000	880,000	$4.850	$(346,012)
	January 2004	December 2004	50,000	600,000	$5.275	$(205,272)

(1)  MMBtu — Million British thermal units.

     The following table lists our open crude oil derivative contracts as of December 31, 2002. We estimated the fair value of the agreement based on the difference between the strike prices and the forward index prices for each determination period multiplied by the notional volume for each period.

						Fair Value -
			Notional Volume per	Aggregate Volume		Gain/(Loss)
Contract Type	Effective Date	Termination Date	Month (Bbls)	(Bbls)	Strike Price per Bbl	December 31, 2002

					$21.00 Floor
Brent Crude Collar	January 2003	December 2003	20,000	240,000	$26.00 Ceiling	$(241,000)

     See “Note 2. Accounting Policies” for more information.

8.     LONG-TERM DEBT

     Long-term debt consists of the following:

	December 31,

	2002	2001

	(in thousands)
Revolving line of credit with Bank of Texas, N.A	$18,760	$20,374
Revolving line of credit with Barclays Bank, PLC	14,600	19,125

	33,360	39,499
Less: current portion	6,500	2,625

	$26,860	$36,874

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     LONG-TERM DEBT (continued)

     REVOLVING LINE OF CREDIT WITH BANK OF TEXAS, N.A.

     On February 16, 2001, the Company entered into a $75 million credit agreement with Bank of Texas, National Association (the “Texas Facility”) that matures on February 16, 2006. The majority of the Company’s United States oil and gas properties are pledged as collateral under the Texas Facility.

     On November 8, 2001, the Texas Facility was amended to bifurcate the amounts outstanding into two tranches. Tranche A represents all amounts outstanding up to $18,024,750, and Tranche B represents all amounts outstanding in excess of that amount. On May 9, 2002, the Texas Facility was further amended to specify that all amounts under Tranche B be repaid by July 2002. On August 1, 2002, the Texas Facility was amended extending the due date for Tranche B to November 2002 and increasing Tranche A to $20,000,000. On September 23, 2002, the Texas Facility was amended for the fourth time. The fourth amendment sets the borrowing base at $19,375,000 and calls for monthly commitment reductions of $150,000 until February 16, 2006, at which time all outstanding principal and interest must be repaid. Accordingly, we have included $1.8 million in current portion of long-term debt on the balance sheet.

     Amounts outstanding under Tranche A bear interest at the Stated Rate, defined as: the lesser of (i) the difference between the prime rate of interest on corporate loans (4.25% at December 31, 2002) less the Applicable Margin, as defined below; or (ii) the sum of the LIBOR rate (1.38% at December 31, 2002) plus the LIBOR spread as defined below:

% of Borrowing Base Outstanding	Applicable Margin	LIBOR Spread

Greater than or equal to 85%	0.25%	2.75%
Between 75% and 85%	1.00%	2.00%
Less than 75%	1.25%	1.75%

     Amounts due under Tranche B were repaid in full during 2002. As of December 31, 2002 the total amount outstanding of $18,760,000 fell under Tranche A. The Texas Facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets and the payment of dividends on common stock, change of control and management and require us to meet certain financial requirements. Specifically, we must maintain a current ratio of 1.00 to 1.00 (exclusive of amounts due under revolving credit arrangements) and a debt service coverage ratio of not less than 1.25 to 1.00. As of December 31, 2002, we were in compliance with all covenants.

     REVOLVING LINE OF CREDIT WITH BARCLAYS BANK, PLC

     As part of our Merger with Madison (see Note 9), we assumed a revolving credit facility with Barclays Bank, Plc (the “Barclays Facility”) that matures on December 31, 2005 and is secured by the production from our French properties. The Barclays Facility is structured in three separate tranches with interest rates based on LIBOR plus 2.5% to 3%. Total borrowings are limited to the lesser of the nominal facility amount or a semi-annual borrowing base. Barclays previously advised us that it intended to withdraw from the reserve-based lending business and to transfer the balance of its reserve-based loans to one or more third-party banking institutions Until a third-party lender assumes the facility, we will not be allowed to borrow any additional funds under the Barclays Facility. In the interim, we are required to repay $300,000 in January 2003 and to make monthly principal payments subsequent to January 2003 of $400,000 until December 31, 2005, at which time all outstanding principal and interest is due. Accordingly, we have included $4.7 million in the current portion of long-term debt on the balance sheet.

     We diligently have explored alternatives to refinance all or part of our existing capital structure, including the Barclays Facility. We have received a commitment to provide funds necessary for the extinguishment of the Barclays Facility. The form of the commitment is based on a third party institution providing a structured financing of up to $45 million in a combination of fixed term, floating rate senior debt, subordinated, fixed term, fixed rate debt, and equity. However, no assurance can be given that this structured financing will occur. If the third party institution is unable to provide a commitment for the financing on or before April 30, 2003, we have received a binding commitment to provide up to $15 million to refinance the Barclays Facility which would be based on a five-year amortization payable in equal monthly installments of $250,000 at an interest rate to be determined. In addition, we are pursuing other alternatives, including other refinancing options and the possible sale of our French properties as a means of discharging the Barclays Facility and providing additional working capital.

     Annual principal maturities under the Texas and Barclays Facilities are as follows (in thousands):

2003	$6,500
2004	6,600
2005	6,900
2006	13,360

Total	$33,360

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     MERGER WITH MADISON OIL COMPANY

     As discussed in Note 1, we completed the Merger with Madison Oil Company on December 31, 2001. Madison is an independent producer of oil and gas with interests in undeveloped acreage and producing oil properties in France and Turkey, and held a 25% interest in Trinidad Exploration and Development, Ltd. (“Trinidad”). The interest in Trinidad has subsequently been reduced to 11.28%. We acquired all of the outstanding shares of Madison’s common stock in exchange for the consideration discussed in Note 1. The primary reasons for the merger were to (i) expand the diversity of Toreador’s portfolio of oil and gas assets to include international activities (ii) to offer a larger, more diverse company to our current and potential investors, and (iii) to combine the talents of both companies’ management to strengthen Toreador’s pre-existing exploration, operating and exploitation capacity. As the Merger was effective on December 31, 2001, no results of Madison’s operations are included in Toreador’s results of operations for the years ended December 31, 2000 and 2001.

     CONTINGENT TURKISH PAYMENT

     Two of Madison’s subsidiaries that operate in Turkey may be owed cash by the Turkish government pursuant to Section 116 of the Turkish Petroleum Regulations for prior investments made by such subsidiaries in Turkey for petroleum operations prior to the effective date of the Merger. Under the existing Petroleum Law of Turkey, capital which is invested by foreign companies for projects such as oil and gas exploration can be registered with the General Directorate of Petroleum Affairs, thereby qualifying for protection against adverse changes in the exchange rate between the time of the initial investment and the time such capital is repatriated out of Turkey. Since 1997, the Turkish government has suspended such protection for repatriated capital. As holder of approximately $50 million of registered capital, during the second quarter of 2001, Madison filed suit in an administrative court in Turkey to attempt to restore the exchange rate protections afforded under the law. Numerous other non-Turkish oil and gas companies have filed similar claims. In March 2002 a lower level court ruled in favor of Madison. The ruling was subject to an automatic appeal that was heard in December 2002. We are currently awaiting the written ruling from the court before any further action can be taken and understand that we may not have been successful in this appeal.

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

     As part of our Merger with Madison, we assumed and amended a convertible debenture (“Debenture”) payable to PHD Partners LP. The general partner of PHD Partners LP is a corporation wholly owned by David M. Brewer, a director and significant shareholder of Toreador. The debenture bears interest at 10% per annum and is due on March 31, 2006. At the holders’ option, the debenture can be converted into common stock at a ratio of $6.75 per share. We have 319,962 common shares reserved for issuance related to the conversion of the convertible debenture.

10. CAPITAL

     Toreador has 160,000 shares of nonvoting Series A Preferred Stock outstanding at December 31, 2002 and 2001. At the option of the holder, the Series A Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 1,000,000 Toreador common shares). The Series A Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time after December 31, 2004, we may elect to redeem for cash any or all shares of Series A Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until November 30, 2005, 104% until November 30, 2006, 103% until November 30, 2007, 102% until November 30, 2008, 101% until November 30, 2009, and 100% thereafter.

     In November 2002, we issued 37,000 shares of Series A-1 Preferred Stock. At the option of the holder, the Series A-1 Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 231,250 Toreador common shares). The Series A-1 Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. CAPITAL (continued)

any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter.

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

     As part of our Merger with Madison (see Note 9), we issued warrants for the purchase of 111,509 shares of our common stock. The warrants have exercise prices ranging from $4.30 to $9.23 and expire from May 25, 2002 to November 6, 2010. In 2002, 88,499 warrants with a price of $9.23 expired without being exercised. There are 4,130 warrants at $8.05 that expire in July 2010, 11,800 warrants at $5.37 that expire in August 2010 and 7,080 warrants at $4.30 that expire in November 2010.

11. INCOME TAXES

     The Company’s provision (benefit) for income taxes consists of the following:

	Year ended December 31,

	2002	2001	2000

	(in thousands)
Current:
U.S. Federal	$(425)	$248	$875
U.S. State	48	90	96
Foreign	1,912	—	—
Deferred:
U.S. Federal	(1,871)	(696)	729
U.S. State	(170)	(63)	64
Foreign	(1,729)	—	—

Provision (benefit) for income taxes	$(2,235)	$(421)	$1,764

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     INCOME TAXES (continued)

     The primary reasons for the difference between tax expense at the statutory federal income tax rate and the Company’s provision for income taxes were:

	Year ended December 31,

	2002	2001	2000

	(in thousands)
Statutory tax at 34%	$(2,836)	$(361)	$1,740
Rate differential on foreign operations	8	—	—
Statutory depletion in excess of basis	—	(129)	(148)
State income tax, net	(81)	18	160
Adjustments to valuation allowance	553	—	—
Other	121	51	12

Provision (benefit) for income taxes	$(2,235)	$(421)	$1,764

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2002 and 2001 were as follows:

	December 31,

	2002	2001

	(in thousands)
Deferred tax assets:
Net operating loss carryforward — United States	$1,888	$188
Net operating loss carryforward — Foreign	3,924	3,636
Equity method investments	—	101
Unrealized loss on marketable securities	53	21
Unrealized loss on derivative financial instruments	294	—
Other	152	—

Gross deferred tax assets	6,311	3,946
Valuation allowance	(3,338)	(2,785)

Net deferred tax assets	2,973	1,161
Deferred tax liabilities:
Leasehold costs — United States	(580)	(1,830)
Leasehold costs — Foreign	(10,428)	(8,810)
Intangible drilling and development costs	(420)	(734)
Lease and well equipment	(30)	(117)
Unrealized gain on derivative financial instruments	—	(115)
Investments in foreign subsidiaries	(2,279)	(2,415)
Unrealized foreign currency translation gains	(1,147)	—
Other	(620)	(23)

Gross deferred tax liabilities	(15,504)	(14,044)

Net deferred tax liabilities	$(12,531)	$(12,883)

     Our Merger with Madison resulted in a net deferred tax liability of $10.2 million due to the difference between the book and tax bases of the assets acquired and the benefit of net operating loss carryforwards. The following table summarizes our net operating loss by country and their respective expiration dates. We have recorded a valuation allowance based on the difference between the available net operating loss carryforwards and our estimates of the amount of such carryforwards we will be able to use to offset taxable income prior to the expiration of such carryforwards (in thousands).

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (continued)

	United States	France	Turkey	Total

Expiring in:
2003	$—	$—	$—	$—
2004	5,103	736	4,927	10,766
2005	—	—	224	224
2006	—	745	199	944
2007	—	—	21	21
Non-expiring loss carryforward	—	4,623	—	4,623

Total	$5,103	$6,104	$5,371	$16,578

12. EARNINGS PER SHARE

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

	Year ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Basic earnings per share:
Numerator
Net income (loss)	$(6,107)	$(642)	$3,353
Less: dividends on preferred shares	374	360	360

Net income (loss) applicable to common shares	$(6,481)	$(1,002)	$2,993

Denominator
Common shares outstanding	9,343	6,319	5,522

Basic earnings per share	$(0.69)	$(0.16)	$0.54

Diluted earnings per share:
Numerator
Net income (loss)	$(6,107)	$(642)	$3,353
Less: dividends on preferred shares	374	360	N/A	(2)

Net income (loss) applicable to commons share	$(6,481)	$(1,002)	$3,353

Denominator
Common shares outstanding	9,343	6,319	5,522
Common stock options and warrants	N/A (1)	N/A (1)	169
Conversion of preferred shares	N/A (1)	N/A (1)	1,000
Conversion of debentures	N/A (1)	N/A (1)	—

Diluted shares outstanding	9,343	6,319	6,691

Diluted earnings (loss) per share	$(0.69)	$(0.16)	$0.50

(1)	Due to the net loss for the years ended December 31, 2002 and 2001, there are no dilutive shares.

(2)	Since we assume that the preferred shares were converted into common shares, there would have been no preferred dividends paid.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. BENEFIT PLANS

     The Company had a noncontributory defined benefit pension plan that was cancelled effective January 1, 2000. The benefits were based on years of service and the employee’s compensation. A full distribution was made to each eligible employee during 2000. At the time of the cancellation of the defined benefit plan, Toreador established a 401(k) retirement savings plan. Employees are eligible to defer portions of their salaries, limited by Internal Revenue Service regulations. Employer matches are discretionary, and are determined annually by the board of directors. Such discretionary matches amounted to $34,000 in 2002, $25,000 in 2001, and $15,000 in 2000.

14. STOCK COMPENSATION PLANS

     We have granted stock options to key employees and directors of Toreador as described below.

     In May 1990, we adopted the 1990 Stock Option Plan (“the 1990 Plan”). The 1990 Plan, as amended, provides for grants of up to 500,000 stock options to employees and directors at exercise prices greater than or equal to market on the date of the grant. On May 30, 2002, we amended the 1990 Plan increasing the grants available to 1,000,000.

     In December 2001, we adopted the 2002 Stock Option Plan (“2002 Plan”). The 2002 Plan provides for grants of up to 500,000 stock options to employees and directors at exercise prices greater than or equal to market on the date of the grant.

     In September 1994, we adopted the 1994 Nonemployee Director Stock Option Plan (“Nonemployee Director Plan”). The Nonemployee Director Plan provides for grants of up to 200,000 stock options to Nonemployee directors of Toreador at exercise prices greater than or equal to market on the date of the grant. On May 30, 2002, we amended the Nonemployee Director Plan increasing the grants available to 500,000

     The Board of Directors grants options under our plans periodically. Generally, option grants are exercisable in equal increments over a three-year period, and have a maximum term of 10 years.

     A summary of stock option transactions is as follows:

	2002		2001		2000

		WEIGHTED AVERAGE		WEIGHTED AVERAGE		WEIGHTED AVERAGE
	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE

Outstanding at January 1	1,143,440	$4.56	1,012,540	$4.27	745,000	$4.24
Granted	361,000	4.63	231,300	5.23	277,540	4.50
Exercised	—	—	(80,400)	3.18	(10,000)	2.50
Forfeited	(70,334)	5.13	(20,000)	3.44	—	—

Outstanding at December 31	1,434,106	$4.57	1,143,440	$4.56	1,012,540	$4.27

Exercisable at December 31	936,410	$4.42	725,800	$4.23	571,341	$3.88

     For stock options granted during 2002 the following represents the weighted-average exercise prices and the weighted-average fair value based upon whether or not the exercise price of the option was greater than, less than or equal to the market price of the stock on the grant date:

	WEIGHTED-AVERAGE	WEIGHTED-AVERAGE
OPTION TYPE	EXERCISE PRICE	FAIR VALUE

Exercise price greater than market price	$4.96	$1.51
Exercise price equal to market price	4.08	1.93

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCK COMPENSATION PLANS (continued)

     The following table summarizes information about the fixed price stock options outstanding at December 31, 2002:

			Weighted Average
			Remaining
			Contractual Life in
Exercise Price	Number Outstanding	Number Exercisable	Years

$2.270	14,750	4,917	8.67
2.450	26,550	8,850	8.55
2.500	55,000	55,000	5.04
2.750	60,000	60,000	5.74
3.000	25,000	25,000	6.42
3.120	72,640	72,640	7.72
3.250	10,000	10,000	1.69
3.500	20,000	20,000	1.69
3.625	10,000	10,000	1.13
3.875	25,000	25,000	6.83
4.000	50,000	50,000	6.83
4.120	120,000	—	9.42
4.510	20,000	—	9.13
5.000	636,000	455,000	6.97
5.500	122,500	81,670	7.38
5.750	81,666	31,666	7.56
5.950	85,000	26,667	8.42

$4.610	1,434,106	936,410	7.13

     At December 31, 2002, there were 565,894 shares available for grant under existing plans.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCK COMPENSATION PLANS (continued)

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Dividend yield per share	—	—	—
Volatility	34%	46%	59%
Risk-free interest rate	2.8%	4.1% - 5.1%	5.9% - 6.6%
Expected lives	10 years	5 years	3-5 years

15. COMMITMENTS AND CONTINGENCIES

     We lease our office space under non-cancelable operating leases, expiring during 2006 and 2007. We also sublease portions of the leased space to one related party and two unrelated parties under non-cancelable sub-leases that expire on June 30, 2006. The following is a schedule of minimum future rentals under the our non-cancelable operating leases, giving effect to the non-cancelable sub-leases, as of December 31, 2002 (in thousands):

2003	$410
2004	406
2005	409
2006	414
2007	239

1,878
Less: minimum rents from subleases	312

$1,566

     Net rent expense totaled $362,000 in 2002, $128,000 in 2001, and $86,000 in 2000.

     Karak Petroleum. Madison and its wholly-owned subsidiary Trans-Dominion Holdings Ltd. were named as defendants in a complaint filed in Alberta, Canada, in 1999. The complaint arose from a dispute between Karak Petroleum, a subsidiary of Trans-Dominion Holdings, and the operator of an exploratory well in Pakistan in 1994 in which Karak was a joint interest partner. The plaintiffs alleged that they were owed approximately $500,000. On August 7, 2002, we reached an agreement with the plaintiffs in this matter. Under the terms of the agreement, we agreed to pay the plaintiffs $400,000 for full release of liability. Written documentation reflecting the foregoing was finalized on August 29, 2002. The agreement required that we remit the $400,000 in two installments. The first installment of $50,000 was paid on August 29, 2002, and the remaining $350,000 was to be paid by February 3, 2003. This liability was recorded in 2002. In February 2003, the plaintiffs agreed to accept the $350,000 in monthly installments payable at the beginning of each month beginning February 2003.

     Turkish Registered Capital. Under the existing Petroleum Law of Turkey, capital which is invested by foreign companies for projects such as oil and gas exploration can be registered with the General Directorate of Petroleum Affairs, thereby qualifying for protection against adverse changes in the exchange rate between the time of the initial investment and the time such capital is repatriated out of Turkey. Since 1997 the Turkish government has suspended such protection for repatriated capital. As holder of more than $50 million of registered capital, we have filed suit in Turkey to attempt to restore the exchange rate protections afforded under the law. No amounts are accrued related to this contingency. Holders of Madison common stock have the right to receive, in cash or our common stock, 30% of certain potential payments that may be received from the Turkish government for the protection of repatriated capital. In March 2002 a lower level court ruled in favor of Madison. The ruling was subject to automatic appeal that was heard in December 2002. We are currently awaiting their ruling. We cannot predict the outcome of this matter.

     Trinidad Arbitration. At December 31, 2001, we held a 25% interest in Trinidad Exploration and Development, Ltd. (“TED”), a Trinidad company engaged in oil and gas exploration. Until August 2000, TED was a wholly-owned subsidiary of Madison, at which time Madison sold a 75% interest to another company. Under the terms of the sale, the buyer was required to fund $4.0 million in costs of drilling and exploration before Madison was required to contribute additional amounts in accordance with its 25% shareholding. During 2001, TED was primarily engaged in a seismic program to conduct exploration on a license interest in the Southwest Peninsula of Trinidad. In late August, Madison received an initial billing for capital contributions to fund the ongoing exploration. The operator

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. COMMITMENTS AND CONTINGENCIES (continued)

claimed, however, that Madison did not make timely payments and that Madison’s interest in TED should be reduced from 25% to 12.5%. On September 18, 2002, we received a ruling from the American Arbitration Association related to this matter. The arbitrator ruled that certain payments by Toreador’s subsidiary were delinquent, and, according to the terms of the shareholder agreement, Toreador’s interest in TED has been reduced from 25% to 16.33%. Since the ruling, our interest has been further reduced to 11.28%, the result of our non-participation in certain capital and operating costs incurred by TED.

     From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position.

16. RELATED PARTY TRANSACTIONS

     William I. Lee, a director of the Company also owns Wilco Properties, Inc. We entered into a technical services agreement with Wilco Properties, Inc. (“Wilco”) effective February 1, 1999 whereby we provided accounting and geological management services for a monthly fee of $7,250. On June 1, 2002, we terminated the agreement, but continued to provide limited services to Wilco during the transition and charged Wilco a reduced monthly fee through the end of 2002. We recorded reductions to general and administrative expense of $47,250 in 2002, and $87,000 in both 2001 and 2000 related to this agreement. We had receivables from Wilco related to this arrangement amounting to $11,000 at December 31, 2002, $29,000 at December 31, 2001, and $21,750 at December 31, 2000. The Company also subleases office space to Wilco pursuant to a sub-lease agreement. We recorded reductions to rent expense totaling $40,000 in 2002, $29,000 in 2001, and $15,000 in 2000 related to the sublease with Wilco. We have an informal agreement with Wilco under which one of the two companies incurs, on behalf of the other, certain miscellaneous expenses that are subsequently reimbursed by the other company. We had amounts receivable related to this arrangement of $5,000 and $27,000 at December 31, 2002 and 2001, respectively. There were no amounts due to or from Wilco at December 31, 2000 under this arrangement.

     On November 1, 2002, pursuant to a private placement we issued $925,000 of Series A-1 Convertible Preferred Stock to certain of our directors or entities controlled by certain of our directors. The Series A-1 Convertible Preferred Stock is governed by a certificate of designation. The Series A-1 Convertible Preferred Stock was sold for a face value of $25.00 per share, and pays an annual cash dividend of $2.25 per share that results in an annual yield of 9.0%. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share. The $4.00 conversion price was higher than the market price of our common stock at the time of issuance. The Series A-1 Convertible Preferred Stock is redeemable at our option, in whole or in part, at any time on or after November 1, 2007. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter. In connection with the securities purchase agreement, the parties entered into a registration rights agreement effective November 1, 2002, among Toreador and the persons party thereto which provides for the registration of the common stock issuable upon conversion of the Series A-1 Convertible Preferred Stock.

     The sale of the Series A-1 Convertible Preferred Stock was effected in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, and Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

     In 2002, we acquired Wilco Turkey Ltd (“WTL”) from Wilco Properties, Inc. (“WPI”). WTL’s primary asset is an interest (ranging from 52.5% to 87.5%) in exploration licenses covering 2.2 million acres in the Thrace Basin and in the central and southeast areas of Turkey. We also acquired from F-Co Holdings Kandamis (“F-Co”) additional interests (ranging from 7.5% to 12.5%) in the same exploration licenses. The purpose of the acquisition was to obtain, explore and possibly develop the acreage covered by the licenses. The acreage in the Thrace Basin is adjacent to or near the acreage we held prior to the acquisition of WTL. In exchange for all of the outstanding common stock of WTL, we have agreed to give WPI an overriding royalty interest in any successful wells we drill on the acreage covered by the exploration licenses we acquired. We have also agreed to give F-Co, in exchange for its interest in the acreage, an overriding royalty interest in any successful wells we drill on the acreage. As of the acquisition date, there were no outstanding liabilities associated with WTL. We did not convey value to WPI or F-Co on the acquisition date, or assume any liabilities; therefore, the fair value of the transaction was zero. We have allocated no value to the assets acquired from WTL and F-Co. WPI is controlled by William I. Lee, a director and shareholder, and F-Co is owned by Peter L. Falb, a director and shareholder.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. RELATED PARTY TRANSACTIONS (continued)

     We own a 35% interest in EnergyNet.com, Inc., an Internet based oil and gas property auction company. We paid commissions on property sales to EnergyNet totaling approximately $369,000 during 2002, $187,000 during 2001, and $25,000 during 2000.

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

17. INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES AND OPERATING SEGMENTS

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.     INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES AND OPERATING SEGMENTS (continued)

	United States	France	Turkey	Total

As of and for the year ended December 31, 2002	(in thousands)
Revenues:
Oil and gas sales	$11,506	$9,190	$2,373	$23,069
Loss on commodity derivatives	(2,226)	(1,818)	—	(4,044)
Lease bonuses and rentals	812	—	—	812

Total revenues	10,092	7,372	2,373	19,837
Costs and expenses:
Lease operating	2,586	3,237	857	6,680
Exploration and acquisition	2,234	—	—	2,234
Depreciation, depletion and amortization	3,179	1,302	553	5,034
Impairment of oil and gas properties	529	—	—	529
General and administrative	5,403	1,147	1,172	7,722

Total costs and expenses	13,931	5,686	2,582	22,199

Operating income (loss)	(3,839)	1,686	(209)	(2,362)
Other income (expense) Equity in earnings of unconsolidated investments	(1,186)	—	—	(1,186)
Loss on sale of properties and other assets	(2,129)	—	—	(2,129)
Loss on sale of marketable securities	(14)	—	—	(14)
Interest and other income (expense)	63	(247)	—	(184)
Interest expense	(1,387)	(1,005)	(75)	(2,467)

Total other expense	(4,653)	(1,252)	(75)	(5,980)

Net income (loss) before income taxes	(8,492)	434	(284)	(8,342)
Provision (benefit) for income taxes	(2,418)	183	—	(2,235)

Net income (loss)	$(6,074)	$251	$(284)	$(6,107)

Assets:
Oil and natural gas properties	$37,031	$36,568	$10,791	$84,390
Accumulated depreciation, depletion, and amortization	(10,663)	(1,302)	(553)	(12,518)

Oil and natural gas properties, net	$26,368	$35,266	$10,238	$71,872

Investments in unconsolidated entities	$2,239	$—	$—	$2,239

Goodwill	$3,342	$1,213	$912	$5,467

Total Assets	$89,579	$39,702	$11,724	$141,005

Expenditures for additions to long-lived assets:
Property acquisition costs	$—	$—	$—	$—
Development costs	291	1,882	—	2,173
Exploration costs	583	—	3,102	3,685
Other	320	—	—	320

Total expenditures for long lived assets	$1,194	$1,882	$3,102	$6,178

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES AND OPERATING SEGMENTS
(continued)

	United States	France (1)	Turkey (1)	Total

As of and for the year ended December 31, 2001	(in thousands)
Revenues:
Oil and gas sales	$13,952	$—	$—	$13,952
Gain on commodity derivatives	1,143	—	—	1,143
Lease bonuses and rentals	596	—	—	596

Total revenues	15,691	—	—	15,691
Costs and expenses:
Lease operating	3,280	—	—	3,280
Exploration and acquisition	2,619	—	—	2,619
Depreciation, depletion and amortization	4,908	—	—	4,908
Impairment of oil and gas properties	1,309	—		1,309
General and administrative	2,808	—	—	2,808

Total costs and expenses	14,924	—	—	14,924

Operating income	767	—	—	767
Other income (expense)
Equity in earnings of unconsolidated investments	(206)	—	—	(206)
Loss on sale of properties and other assets	(487)	—	—	(487)
Loss on sale of marketable securities	(23)	—	—	(23)
Interest and other income	163	—	—	163
Interest expense	(1,277)	—	—	(1,277)

Total other expense	(1,830)	—	—	(1,830)

Net loss before income taxes	(1,063)	—	—	(1,063)
Benefit for income taxes	(421)	—	—	(421)

Net loss	$(642)	$—	$—	$(642)

Assets:
Oil and natural gas properties	$48,023	$33,386	$7,867	$89,276
Accumulated depreciation, depletion, and amortization	(11,760)	—	—	(11,760)

Oil and natural gas properties, net	$36,263	$33,386	$7,867	$77,516

Investments in unconsolidated entities	$2,855	$—	$—	$2,855

Goodwill	$2,951	$1,213	$912	$5,076

Total Assets	$85,481	$36,931	$9,536	$131,948

Expenditures for additions to long-lived assets:
Property acquisition costs	$8,046	$33,386	$7,867	$49,299
Development costs	2,572	—	—	2,572
Exploration costs	1,809	—	—	1,809
Other	373	—	—	373

Total expenditures for long lived assets	$12,800	$33,386	$7,867	$54,053

(1)	Our Merger with Madison was effective on December 31, 2001. Accordingly, there were no operations in France or Turkey to report for the year then ended.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.     INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES AND OPERATING SEGMENTS (continued)

	United States	France (1)	Turkey (1)	Total

As of and for the year ended December 31, 2000	(in thousands)
Revenues:
Oil and gas sales	$13,164	$—	$—	$13,164
Loss on commodity derivatives	(135)	—	—	(135)
Lease bonuses and rentals	472	—	—	472

Total revenues	13,501	—	—	13,501
Costs and expenses:
Lease operating	2,325	—	—	2,325
Exploration and acquisition	309	—	—	309
Depreciation, depletion and amortization	2,439	—	—	2,439
General and administrative	2,273	—	—	2,273

Total costs and expenses	7,346	—	—	7,346

Operating income	6,155	—	—	6,155
Other income (expense)
Equity in earnings of unconsolidated investments	(54)	—	—	(54)
Gain (loss) on sale of properties and other assets	408	—	—	408
Loss on sale of marketable securities	(54)	—	—	(54)
Interest and other income	71	—	—	71
Interest expense	(1,409)	—	—	(1,409)

Total other expense	(1,038)	—	—	(1,038)

Net income before income taxes	5,117	—	—	5,117
Provision for income taxes	1,764	—	—	1,764

Net income	$3,353	$—	$—	$3,353

(1)	Our Merger with Madison was effective on December 31, 2001. Accordingly, there were no operations, assets, or expenditures in France or Turkey to report for the year ended December 31, 2000.

     The following table reconciles the total assets for reportable segments to consolidated assets.

	December 31,

	2002	2001

	(in thousands)
Total assets for reportable segments	141,005	131,948
Elimination of intersegment receivables and investments	(54,152)	(37,494)

Total consolidated assets	$86,853	$94,454

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.     SUPPLEMENTAL OIL AND GAS RESERVES AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)

     We retain an independent engineering firm to provide annual year-end estimates of our future net recoverable oil and gas reserves. Estimated proved net recoverable reserves we have shown below include only those quantities that we can expect to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves that we may recover through existing wells. Proved undeveloped reserves include those reserves that we may recover from new wells on undrilled acreage or from existing wells on which we must make a relatively major expenditure for recompletion or secondary recovery operations.

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

	United States		France		Turkey		Total

	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)

PROVED RESERVES
December 31, 1999	2,197	8,211	—	—	—	—	2,197	8,211
Purchase of reserves	454	6,922	—	—	—	—	454	6,922
Revisions of previous estimates	60	(1,205)	—	—	—	—	60	(1,205)
Extensions, discoveries, and other additions	102	1,075	—	—	—	—	102	1,075
Sale of reserves	(16)	—					(16)	—
Production	(274)	(1,319)	—	—	—	—	(274)	(1,319)

December 31, 2000	2,523	13,684	—	—	—	—	2,523	13,684
Purchase of reserves	137	3,971	8,272	—	936	—	9,345	3,971
Revisions of previous estimates	(301)	(2,295)	—	—	—	—	(301)	(2,295)
Extensions, discoveries, and other additions	34	1,486	—	—	—	—	34	1,486
Sale of reserves	(91)	(2,142)	—	—	—	—	(91)	(2,142)
Production	(296)	(1,781)	—	—	—	—	(296)	(1,781)

December 31, 2001	2,006	12,923	8,272	—	936	—	11,214	12,923
Revisions of previous estimates	450	1,531	3,136	—	149	—	3,735	1,531
Extensions, discoveries, and other additions	84	1,300	250	—	1	—	335	1,300
Sale of reserves	(415)	(1,811)	—	—	—	—	(415)	(1,811)
Production	(238)	(1,822)	(415)	—	(114)	—	(767)	(1,822)

December 31, 2002	1,887	12,121	11,243	—	972	—	14,102	12,121

PROVED DEVELOPED RESERVES
December 31, 2000	2,445	13,666	—	—	—	—	2,445	13,666

December 31, 2001	1,965	12,923	5,426	—	652	—	8,043	12,923

December 31, 2002	1,749	11,987	7,388	—	766	—	9,903	11,987

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.     SUPPLEMENTAL OIL AND GAS RESERVES AND STANDARDIZED MEASURE INFORMATION (UNAUDITED) (continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     We have summarized the standardized measure of discounted net cash flows related to our proved oil and natural gas reserves. We have based the following summary on a valuation of proved reserves using discounted cash flows based on year-end prices, costs and economic conditions and a 10% discount rate. The additions to proved reserves from purchase of reserves in place and new discoveries and extensions could vary significantly from year to year; additionally, the impact of changes to reflect current prices and costs of reserves proved in prior years could also be significant. Accordingly, you should not view the information presented below as an estimate of the fair value of our oil and natural gas properties, nor should you consider the information indicative of any trends.

	United States	France	Turkey	Total

As of December 31, 2000
Future cash inflows	$191,275	$—	$—	$191,275
Future production costs	38,244	—	—	38,244
Future development costs	330	—	—	330
Future income tax expense	50,284	—	—	50,284

Future net cash flows	102,417	—	—	102,417
10% annual discount for estimated timing of cash flows	44,761	—	—	44,761

Standardized measure of discounted future net cash flows related to proved reserves	$57,656	$—	$—	$57,656

As of December 31, 2001
Future cash inflows	$70,528	$139,656	$15,315	$225,499
Future production costs	22,574	78,326	7,337	108,237
Future development costs	186	10,444	1,960	12,590
Future income tax expense	9,970	12,427	1,910	24,307

Future net cash flows	37,798	38,459	4,108	80,365
10% annual discount for estimated timing of cash flows	12,039	17,572	1,180	30,791

Standardized measure of discounted future net cash flows related to proved reserves	$25,759	$20,887	$2,928	$49,574

As of December 31, 2002
Future cash inflows	$109,720	$331,739	$28,143	$469,602
Future production costs	25,933	135,706	10,132	171,771
Future development costs	353	14,595	1,470	16,418
Future income tax expense	25,194	58,717	5,417	89,328

Future net cash flows	58,240	122,721	11,124	192,085
10% annual discount for estimated timing of cash flows	23,622	69,878	3,541	97,041

Standardized measure of discounted future net cash flows related to proved reserves	$34,618	$52,843	$7,583	$95,044

     The prices of oil and natural gas at December 31, 2002, 2001, and 2000 used in the above table, were $29.30, $16.95, and $25.21 per Bbl of oil, respectively, and $4.62, $2.71, and $9.21 per Mcf of natural gas, respectively.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.     SUPPLEMENTAL OIL AND GAS RESERVES AND STANDARDIZED MEASURE INFORMATION (UNAUDITED) (continued)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH RELATING TO PROVED OIL AND GAS RESERVES

     The following are the principal sources of change in the standardized measure:

	United States	France	Turkey	Total

	(in thousands)
Balance at January 1, 2000	$25,508	$—	$—	$25,508
Sales of oil and gas, net	(10,839)	—	—	(10,839)
Net change in prices and production costs	23,723	—	—	23,723
Extensions and discoveries	6,832	—	—	6,832
Revisions of previous quantity estimates	(684)	—	—	(684)
Net change in income taxes	(18,922)	—	—	(18,922)
Accretion of discount	2,551	—	—	2,551
Purchase of reserves	28,597	—	—	28,597
Sale of reserves	(206)	—	—	(206)
Other	1,096	—	—	1,096

Balance at December 31, 2000	57,656	—	—	57,656
Sales of oil and gas, net	(10,672)	—	—	(10,672)
Net change in prices and production costs	(49,970)	—	—	(49,970)
Extensions and discoveries	2,696	—	—	2,696
Revisions of previous quantity estimates	(3,627)	—	—	(3,627)
Net change in income taxes	21,866	—	—	21,866
Accretion of discount	5,766	—	—	5,766
Purchase of reserves	4,198	20,887	2,928	28,013
Sale of reserves	(2,019)	—	—	(2,019)
Other	(135)	—	—	(135)

Balance at December 31, 2001	25,759	20,887	2,928	49,574
Sales of oil and gas, net	(8,920)	(5,953)	(1,516)	(16,389)
Net change in prices and production costs	22,575	33,426	6,733	62,734
Extensions and discoveries	3,770	1,479	26	5,275
Revisions of previous quantity estimates	8,174	20,698	1,746	30,618
Net change in income taxes	(8,422)	(17,752)	(2,327)	(28,501)
Accretion of discount	2,576	2,089	293	4,958
Sale of reserves	(6,441)	—	—	(6,441)
Other	(4,453)	(2,030)	(301)	(6,784)

Balance at December 31, 2002	$34,618	$52,844	$7,582	$95,044

INDEX TO EXHIBITS

Exhibit
Number		Description

2.1	-	Certificate of Ownership and Merger merging Toreador Resources Corporation into Toreador Royalty Corporation, effective June 5, 2000 (previously filed as Exhibit 2.1 to Toreador Resources Corporation Current Report on Form 8-K filed on June 5, 2000, File No. 0-2517, and incorporated herein by reference).
2.2	-	Agreement and Plan of Merger, dated as of October 3, 2001, between Toreador Resources Corporation and Madison Oil Company (previously filed as Exhibit 2.1 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).
2.3	-	Voting Agreement, dated as of October 3, 2001, by Herbert L. Brewer, David M. Brewer and PHD Partners, LP for the benefit of Toreador Resources Corporation (previously filed as Exhibit 2.4 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).
3.1	-	Amended and Restated Certificate of Incorporation, of Toreador Resources Corporation (previously filed as Exhibit 3.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
3.2	-	Second Amended and Restated Bylaws of Toreador Resources Corporation (previously filed as Exhibit 3.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
3.3	-	Certificate of Designation of Series A-1 Convertible Preferred Stock of Toreador Resources Corporation, dated October 30, 2002 (previously filed as Exhibit 3.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).
4.1	-	Registration Rights Agreement, effective December 16, 1998, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 10.2 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, File No. 0-2517, and incorporated herein by reference).
4.2	-	Settlement Agreement dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1998, File No. 0-2517, and incorporated herein by reference).
4.3	-	Registration Rights Agreement, effective July 31, 2000, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522 filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).
4.4	-	Registration Rights Agreement, effective September 11, 2000, among Toreador Resources Corporation and Earl E. Rossman, Jr., Representative of the Holders (previously filed as Exhibit 4.6 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522, filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).
4.5*	-	Registration Rights Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto.

Exhibit
Number		Description

10.1+	-	Employment Agreement, dated as of May 1, 1997 between Toreador Royalty Corporation and Edward C. Marhanka (previously filed as Exhibit 10.5 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-2517, and incorporated herein by reference).
10.2+	-	Employment letter agreement between Madison Oil Company and Michael J. FitzGerald dated September 10, 2001 (previously filed as Exhibit 10.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-2517, and incorporated herein by reference).
10.3+	-	Toreador Royalty Corporation 1990 Stock Option Plan (previously filed as Exhibit 10.7 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-2517, and incorporated herein by reference).
10.4+	-	Amendment to Toreador Royalty Corporation 1990 Stock Option Plan, effective as of May 15, 1997 (previously filed as Exhibit 10.14 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-2517, and incorporated herein by reference).
10.5+	-	Toreador Royalty Corporation Amended and Restated 1990 Stock Option Plan, effective as of September 24, 1998 (previously filed as Exhibit A to Toreador Royalty Corporation Preliminary Proxy Statement filed with the Securities and Exchange Commission on March 12, 1999, File No. 0-2517, and incorporated herein by reference).
10.6+	-	Amendment Number One to Toreador Resources Corporation Amended and Restated 1990 Stock Option Plan (previously filed as Exhibit 10.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.7+	-	Amendment Number Two to Toreador Resources Corporation Amended and Restated 1990 Stock Option Plan (previously filed as Exhibit 10.4 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.8+	-	Toreador Royalty Corporation 1994 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 10.12 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1995 File No. 0-2517, and incorporated herein by reference).
10.9+	-	Toreador Resources Corporation Amended and Restated 1994 Non-employee Director Stock Option Plan (previously filed as Exhibit 10.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.10+	-	Toreador Resources Corporation 2002 Stock Option Plan (previously filed as Exhibit 10.16 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).
10.11+	-	Amendment Number One to the Toreador Resources Corporation 2002 Stock Option Plan (previously filed as Exhibit 10.5 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

Exhibit
Number		Description

10.12+	-	Form of Indemnification Agreement, dated as of April 25, 1995, between Toreador Royalty Corporation and each of the members of our Board of Directors (previously filed as Exhibit 10 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, File No. 0-2517, and incorporated herein by reference).
10.13	-	Loan Agreement, effective February 16, 2001, between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association (previously filed as Exhibit 10.9 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-2517, and incorporated herein by reference).
10.14	-	First Amendment to Loan Agreement dated November 8, 2001 between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association Plan (previously filed as Exhibit 10.12 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).
10.15	-	Second Amendment to Loan Agreement dated May 9, 2002 between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association (previously filed as Exhibit 10.3 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.16	-	Third Amendment to Loan Agreement dated August 7, 2002 between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association (previously filed as Exhibit 10.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.17	-	Fourth Amendment to Loan Agreement dated September 30, 2002 between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association (previously filed as Exhibit 10.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.18	-	Revolving Credit Facility Agreement dated March 30, 2001, between Madison Oil Company Europe, Madison Oil France S.A., Madison/Chart Energy SCS (n/k/a Madison Energy France), and Barclays Capital (previously filed as Exhibit 10.13 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).
10.19	-	Contract for the Supply of Crude Oil from the Parisian Basin, effective January 1, 1997, between Elf Antwar France and Midland Madison Petroleum Company (n/k/a Madison Energy France) (previously filed as Exhibit 10.14 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).
10.20	-	Amended and Restated Convertible Debenture, dated December 31, 2001, between Madison Oil Company and PHD Partners LP. (previously filed as Exhibit 10.15 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).

Exhibit
Number		Description

10.21	-	Settlement Agreement dated June 28, 2002, and executed August 29, 2002, between Tullow Pakistan (Developments) Limited and Toreador Resources Corporation (previously filed as Exhibit 10.3 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.22	-	Subordinated Revolving Credit Agreement, dated as of October 3, 2001, between Madison Oil Company and Toreador Resources Corporation (previously filed as Exhibit 2.2 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).
10.23	-	Subordinated Revolving Credit Note, dated as of October 3, 2001, between Toreador Resources Corporation and Madison Oil Company (previously filed as Exhibit 2.3 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).
10.24*	-	Securities Purchase Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto.
10.25*	-	Shareholders Agreement between Anglo-African Energy, Inc. and Trans-Dominion Holdings Limited, dated August 1, 2000.
10.26*	-	Consulting Agreement between Toreador Resources Corporation and Richard D. Preston, effective June 1, 2002.
10.27*	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated March 21, 2002.
10.28*	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated December 31, 2002.
10.29*	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated March 25, 2003.
10.30*	-	Warrant Letter between Toreador Resources Corporation and Barclays Capital dated March 25, 2003.
10.31*	-	Amendment to Settlement Agreement dated as of February 3, 2003, between Tullow Pakistan (Developments) Limited and Toreador Resources Corporation.
10.32*	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison Chart/Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated April 11, 2003.
16.1	-	Letter on Change in Certifying Accountant from PricewaterhouseCoopers LLP, dated June 30, 1999 (previously filed as Exhibit 16 to Amendment No. 2 to Toreador Royalty Corporation Current Report on Form 8-K/A filed on June 30, 1999, File No. 0-2517, and incorporated herein by reference).
21.1*	-	Subsidiaries of Toreador Resources Corporation.
23.1*	-	Consent of Ernst & Young LLP.

Exhibit
Number		Description

23.2*	-	Consent of LaRoche Petroleum Consultants, Ltd.
24.1*	-	Power of Attorney (See Signatures in Part IV)
99.1*	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensatory plan