Form 10-K/A
period 2002-12-31
TOREADOR RESOURCES CORP
filed 2003-05-01
CIK 98720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K/A

Amendment No.1

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

DOCUMENTS INCORPORATED BY REFERENCE: None

ITEM 2. PROPERTIES.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER
INDEX TO EXHIBITS
EX-23.2 Consent of LaRoche Petroleum Consultants
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

			Page

PART I			1
	ITEM 2.	PROPERTIES	1
PART IV			9
	ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	9

TOREADOR RESOURCES CORPORATION

EXPLANATORY NOTE

     This Amendment No. 1 to Form 10-K/A is being filed for the purposes of amending and restating Part I, Item 2. "Properties" of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on April 15, 2003 to correct typographical errors in the Oil and Gas Reserves Table.

     This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above and set forth below.

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

	December 31,

	2002	2001

US
Proved developed:

Oil (MBbls)	1,749	1,965

Gas (MMcf)	11,987	12,923

Total (MBOE)	3,747	4,119

Proved undeveloped:

Oil (MBbls)	138	41

Gas (MMcf)	135	–

Total (MBOE)	161	41

Discounted present value at 10% (pretax) (in thousands)	$45,939	$28,658

Standardized measure of proved reserves (in thousands)	$34,618	$25,759

FRANCE
Proved developed:

Oil (MBbls)	7,388	5,426

Proved undeveloped:

Oil (MBbls)	3,855	2,846

Discounted present value at 10% (pretax) (in thousands)	$73,435	$23,727

Standardized measure of proved reserves (in thousands)	$52,843	$20,887

TURKEY
Proved developed:

Oil (MBbls)	766	652

Proved undeveloped:

Oil (MBbls)	206	284

Discounted present value at 10% (pretax) (in thousands)	$11,230	$4,248

Standardized measure of proved reserves (in thousands)	$7,583	$2,928

COMBINED
Proved developed:

Oil (MBbls)	9,903	8,043

Gas (MMcf)	11,987	12,923

Total (MBOE)	11,901	10,197

Proved undeveloped:

Oil (MBbls)	4,199	3,171

Gas (MMcf)	135	–

Total (MBOE)	4,222	3,171

Discounted present value at 10% (pretax) (in thousands)	$130,604	$56,633

Standardized measure of proved reserves (in thousands)	$95,044	$49,574

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
2.	The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.
3.	Exhibits:

2.1	-	Certificate of Ownership and Merger merging Toreador Resources Corporation into Toreador Royalty Corporation, effective June 5, 2000 (previously filed as Exhibit 2.1 to Toreador Resources Corporation Current Report on Form 8-K filed on June 5, 2000, File No. 0-2517, and incorporated herein by reference).
2.2	-	Agreement and Plan of Merger, dated as of October 3, 2001, between Toreador Resources Corporation and Madison Oil Company (previously filed as Exhibit 2.1 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).
2.3	-	Voting Agreement, dated as of October 3, 2001, by Herbert L. Brewer, David M. Brewer and PHD Partners, LP for the benefit of Toreador Resources Corporation (previously filed as Exhibit 2.4 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).
3.1	-	Amended and Restated Certificate of Incorporation, of Toreador Resources Corporation (previously filed as Exhibit 3.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
3.2	-	Second Amended and Restated Bylaws of Toreador Resources Corporation (previously filed as Exhibit 3.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
3.3	-	Certificate of Designation of Series A-1 Convertible Preferred Stock of Toreador Resources Corporation, dated October 30, 2002 (previously filed as Exhibit 3.1 to Toreador Resources

Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).
4.1	-	Registration Rights Agreement, effective December 16, 1998, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 10.2 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, File No. 0-2517, and incorporated herein by reference).
4.2	-	Settlement Agreement dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1998, File No. 0-2517, and incorporated herein by reference).
4.3	-	Registration Rights Agreement, effective July 31, 2000, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522 filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).
4.4	-	Registration Rights Agreement, effective September 11, 2000, among Toreador Resources Corporation and Earl E. Rossman, Jr., Representative of the Holders (previously filed as Exhibit 4.6 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522, filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).
4.5	-	Registration Rights Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, filed No. 0-2517, and incorporated herein by reference).
10.1+	-	Employment Agreement, dated as of May 1, 1997 between Toreador Royalty Corporation and Edward C. Marhanka (previously filed as Exhibit 10.5 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-2517, and incorporated herein by reference).
10.2+	-	Employment letter agreement between Madison Oil Company and Michael J. FitzGerald dated September 10, 2001 (previously filed as Exhibit 10.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-2517, and incorporated herein by reference).
10.3+	-	Toreador Royalty Corporation 1990 Stock Option Plan (previously filed as Exhibit 10.7 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-2517, and incorporated herein by reference).
10.4+	-	Amendment to Toreador Royalty Corporation 1990 Stock Option Plan, effective as of May 15, 1997 (previously filed as Exhibit 10.14 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-2517, and incorporated herein by reference).
10.5+	-	Toreador Royalty Corporation Amended and Restated 1990 Stock Option Plan, effective as of September 24, 1998 (previously filed as Exhibit A to Toreador Royalty Corporation Preliminary Proxy Statement filed with the Securities and Exchange Commission on March 12, 1999, File No. 0-2517, and incorporated herein by reference).
10.6+	-	Amendment Number One to Toreador Resources Corporation Amended and Restated 1990 Stock Option Plan (previously filed as Exhibit 10.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

10.7+	-	Amendment Number Two to Toreador Resources Corporation Amended and Restated 1990 Stock Option Plan (previously filed as Exhibit 10.4 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.8+	-	Toreador Royalty Corporation 1994 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 10.12 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1995 File No. 0-2517, and incorporated herein by reference).
10.9+	-	Toreador Resources Corporation Amended and Restated 1994 Non-employee Director Stock Option Plan (previously filed as Exhibit 10.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.10+	-	Toreador Resources Corporation 2002 Stock Option Plan (previously filed as Exhibit 10.16 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).
10.11+	-	Amendment Number One to the Toreador Resources Corporation 2002 Stock Option Plan (previously filed as Exhibit 10.5 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.12+	-	Form of Indemnification Agreement, dated as of April 25, 1995, between Toreador Royalty Corporation and each of the members of our Board of Directors (previously filed as Exhibit 10 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, File No. 0-2517, and incorporated herein by reference).
10.13	-	Loan Agreement, effective February 16, 2001, between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association (previously filed as Exhibit 10.9 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-2517, and incorporated herein by reference).
10.14	-	First Amendment to Loan Agreement dated November 8, 2001 between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association Plan (previously filed as Exhibit 10.12 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).
10.15	-	Second Amendment to Loan Agreement dated May 9, 2002 between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association (previously filed as Exhibit 10.3 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.16	-	Third Amendment to Loan Agreement dated August 7, 2002 between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association (previously filed as Exhibit 10.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).

10.17	-	Fourth Amendment to Loan Agreement dated September 30, 2002 between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association (previously filed as Exhibit 10.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.18	-	Revolving Credit Facility Agreement dated March 30, 2001, between Madison Oil Company Europe, Madison Oil France S.A., Madison/Chart Energy SCS (n/k/a Madison Energy France), and Barclays Capital (previously filed as Exhibit 10.13 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).
10.19	-	Contract for the Supply of Crude Oil from the Parisian Basin, effective January 1, 1997, between Elf Antwar France and Midland Madison Petroleum Company (n/k/a Madison Energy France) (previously filed as Exhibit 10.14 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).
10.20	-	Amended and Restated Convertible Debenture, dated December 31, 2001, between Madison Oil Company and PHD Partners LP. (previously filed as Exhibit 10.15 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).
10.21	-	Settlement Agreement dated June 28, 2002, and executed August 29, 2002, between Tullow Pakistan (Developments) Limited and Toreador Resources Corporation (previously filed as Exhibit 10.3 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.22	-	Subordinated Revolving Credit Agreement, dated as of October 3, 2001, between Madison Oil Company and Toreador Resources Corporation (previously filed as Exhibit 2.2 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).
10.23	-	Subordinated Revolving Credit Note, dated as of October 3, 2001, between Toreador Resources Corporation and Madison Oil Company (previously filed as Exhibit 2.3 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).
10.24	-	Securities Purchase Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto (previously filed as Exhibit 10.24 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).
10.25	-	Shareholders Agreement between Anglo-African Energy, Inc. and Trans-Dominion Holdings Limited dated August 1, 2000 (previously filed as Exhibit 10.25 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).
10.26	-	Consulting Agreement between Toreador Resources Corporation and Richard D. Preston, effective June 1, 2002 (previously filed as Exhibit 10.26 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).
10.27	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated March 21, 2002 (previously filed as Exhibit 10.27 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).

10.28	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated December 31, 2002 (previously filed as Exhibit 10.28 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).
10.29	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated March 25, 2003 (previously filed as Exhibit 10.29 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).
10.30	-	Warrant Letter between Toreador Resources Corporation and Barclays Capital dated March 25, 2003 (previously filed as Exhibit 10.30 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).
10.31	-	Amendment to Settlement Agreement dated as of February 3, 2003, between Tullow Pakistan (Developments) Limited and Toreador Resources Corporation (previously filed as Exhibit 10.31 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).
10.32	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison Chart/Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated April 11, 2003 (previously filed as Exhibit 10.32 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).
16.1	-	Letter on Change in Certifying Accountant from PricewaterhouseCoopers LLP, dated June 30, 1999 (previously filed as Exhibit 16 to Amendment No. 2 to Toreador Royalty Corporation Current Report on Form 8-K/A filed on June 30, 1999, File No. 0-2517, and incorporated here in by reference).
21.1	-	Subsidiaries of Toreador Resources Corporation (previously filed as Exhibit 21.1 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, filed No. 0-2517, and incorporated herein by reference).
23.1	-	Consent of Ernst & Young LLP (previously filed as Exhibit 23.1 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, filed No. 0-2517, and incorporated herein by reference).
23.2*	-	Consent of LaRoche Petroleum Consultants, Ltd.
24.1	-	Power of Attorney (previously filed as Exhibit 24.1 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, filed No. 0-2517, and incorporated herein by reference).
99.1*	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensatory plan

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2003		TOREADOR RESOURCES CORPORATION

	By:	/s/ G. Thomas Graves III G. Thomas Graves III, President and Chief Executive Officer

CERTIFICATION OF PRESIDENT AND
CHIEF EXECUTIVE OFFICER

I, G. Thomas Graves III, President and Chief Executive Officer of Toreador Resources Corporation certify that:

(1)	I have reviewed this annual report on Form 10-K of Toreador Resources Corporation;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Date: May 1, 2003

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

Date: May 1, 2003

/s/ Douglas W. Weir Douglas W. Weir Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description

2.1	-	Certificate of Ownership and Merger merging Toreador Resources Corporation into Toreador Royalty Corporation, effective June 5, 2000 (previously filed as Exhibit 2.1 to Toreador Resources Corporation Current Report on Form 8-K filed on June 5, 2000, File No. 0-2517, and incorporated herein by reference).
2.2	-	Agreement and Plan of Merger, dated as of October 3, 2001, between Toreador Resources Corporation and Madison Oil Company (previously filed as Exhibit 2.1 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).
2.3	-	Voting Agreement, dated as of October 3, 2001, by Herbert L. Brewer, David M. Brewer and PHD Partners, LP for the benefit of Toreador Resources Corporation (previously filed as Exhibit 2.4 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).
3.1	-	Amended and Restated Certificate of Incorporation, of Toreador Resources Corporation (previously filed as Exhibit 3.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
3.2	-	Second Amended and Restated Bylaws of Toreador Resources Corporation (previously filed as Exhibit 3.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
3.3	-	Certificate of Designation of Series A-1 Convertible Preferred Stock of Toreador Resources Corporation, dated October 30, 2002 (previously filed as Exhibit 3.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).
4.1	-	Registration Rights Agreement, effective December 16, 1998, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 10.2 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, File No. 0-2517, and incorporated herein by reference).
4.2	-	Settlement Agreement dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1998, File No. 0-2517, and incorporated herein by reference).
4.3	-	Registration Rights Agreement, effective July 31, 2000, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522 filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).
4.4	-	Registration Rights Agreement, effective September 11, 2000, among Toreador Resources Corporation and Earl E. Rossman, Jr., Representative of the Holders (previously filed as Exhibit 4.6 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522, filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).
4.5	-	Registration Rights Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, filed No. 0-2517, and incorporated herein by reference).

Exhibit
Number		Description

10.1+	-	Employment Agreement, dated as of May 1, 1997 between Toreador Royalty Corporation and Edward C. Marhanka (previously filed as Exhibit 10.5 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-2517, and incorporated herein by reference).
10.2+	-	Employment letter agreement between Madison Oil Company and Michael J. FitzGerald dated September 10, 2001 (previously filed as Exhibit 10.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-2517, and incorporated herein by reference).
10.3+	-	Toreador Royalty Corporation 1990 Stock Option Plan (previously filed as Exhibit 10.7 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-2517, and incorporated herein by reference).
10.4+	-	Amendment to Toreador Royalty Corporation 1990 Stock Option Plan, effective as of May 15, 1997 (previously filed as Exhibit 10.14 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-2517, and incorporated herein by reference).
10.5+	-	Toreador Royalty Corporation Amended and Restated 1990 Stock Option Plan, effective as of September 24, 1998 (previously filed as Exhibit A to Toreador Royalty Corporation Preliminary Proxy Statement filed with the Securities and Exchange Commission on March 12, 1999, File No. 0-2517, and incorporated herein by reference).
10.6+	-	Amendment Number One to Toreador Resources Corporation Amended and Restated 1990 Stock Option Plan (previously filed as Exhibit 10.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.7+	-	Amendment Number Two to Toreador Resources Corporation Amended and Restated 1990 Stock Option Plan (previously filed as Exhibit 10.4 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.8+	-	Toreador Royalty Corporation 1994 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 10.12 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1995 File No. 0-2517, and incorporated herein by reference).
10.9+	-	Toreador Resources Corporation Amended and Restated 1994 Non-employee Director Stock Option Plan (previously filed as Exhibit 10.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.10+	-	Toreador Resources Corporation 2002 Stock Option Plan (previously filed as Exhibit 10.16 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).
10.11+	-	Amendment Number One to the Toreador Resources Corporation 2002 Stock Option Plan (previously filed as Exhibit 10.5 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

Exhibit
Number		Description

10.12+	-	Form of Indemnification Agreement, dated as of April 25, 1995, between Toreador Royalty Corporation and each of the members of our Board of Directors (previously filed as Exhibit 10 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, File No. 0-2517, and incorporated herein by reference).
10.13	-	Loan Agreement, effective February 16, 2001, between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association (previously filed as Exhibit 10.9 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-2517, and incorporated herein by reference).
10.14	-	First Amendment to Loan Agreement dated November 8, 2001 between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association Plan (previously filed as Exhibit 10.12 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).
10.15	-	Second Amendment to Loan Agreement dated May 9, 2002 between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association (previously filed as Exhibit 10.3 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.16	-	Third Amendment to Loan Agreement dated August 7, 2002 between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association (previously filed as Exhibit 10.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.17	-	Fourth Amendment to Loan Agreement dated September 30, 2002 between Toreador Resources Corporation, Toreador Exploration & Production Inc., Toreador Acquisition Corporation and Tormin, Inc. and Bank of Texas, National Association (previously filed as Exhibit 10.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.18	-	Revolving Credit Facility Agreement dated March 30, 2001, between Madison Oil Company Europe, Madison Oil France S.A., Madison/Chart Energy SCS (n/k/a Madison Energy France), and Barclays Capital (previously filed as Exhibit 10.13 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).
10.19	-	Contract for the Supply of Crude Oil from the Parisian Basin, effective January 1, 1997, between Elf Antwar France and Midland Madison Petroleum Company (n/k/a Madison Energy France) (previously filed as Exhibit 10.14 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).
10.20	-	Amended and Restated Convertible Debenture, dated December 31, 2001, between Madison Oil Company and PHD Partners LP. (previously filed as Exhibit 10.15 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).

Exhibit
Number		Description

10.21	-	Settlement Agreement dated June 28, 2002, and executed August 29, 2002, between Tullow Pakistan (Developments) Limited and Toreador Resources Corporation (previously filed as Exhibit 10.3 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).
10.22	-	Subordinated Revolving Credit Agreement, dated as of October 3, 2001, between Madison Oil Company and Toreador Resources Corporation (previously filed as Exhibit 2.2 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).
10.23	-	Subordinated Revolving Credit Note, dated as of October 3, 2001, between Toreador Resources Corporation and Madison Oil Company (previously filed as Exhibit 2.3 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).
10.24	-	Securities Purchase Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto (previously filed as Exhibit 10.24 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, filed No. 0-2517, and incorporated herein by reference).
10.25	-	Shareholders Agreement between Anglo-African Energy, Inc. and Trans-Dominion Holdings Limited, dated August 1, 2000 (previously filed as Exhibit 10.25 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, filed No. 0-2517, and incorporated herein by reference).
10.26	-	Consulting Agreement between Toreador Resources Corporation and Richard D. Preston, effective June 1, 2002 (previously filed as Exhibit 10.26 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, filed No. 0-2517, and incorporated herein by reference).
10.27	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated March 21, 2002 (previously filed as Exhibit 10.27 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, filed No. 0-2517, and incorporated herein by reference).
10.28	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated December 31, 2002 (previously filed as Exhibit 10.28 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, filed No. 0-2517, and incorporated herein by reference).
10.29	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated March 25, 2003 (previously filed as Exhibit 10.29 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, filed No. 0-2517, and incorporated herein by reference).
10.30	-	Warrant Letter between Toreador Resources Corporation and Barclays Capital dated March 25, 2003 (previously filed as Exhibit 10.30 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, filed No. 0-2517, and incorporated herein by reference).
10.31	-	Amendment to Settlement Agreement dated as of February 3, 2003, between Tullow Pakistan (Developments) Limited and Toreador Resources Corporation (previously filed as Exhibit 10.31 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, filed No. 0-2517, and incorporated herein by reference).
10.32	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison Chart/Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated April 11, 2003 (previously filed as Exhibit 10.32 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, filed No. 0-2517, and incorporated herein by reference).
16.1	-	Letter on Change in Certifying Accountant from PricewaterhouseCoopers LLP, dated June 30, 1999 (previously filed as Exhibit 16 to Amendment No. 2 to Toreador Royalty Corporation Current Report on Form 8-K/A filed on June 30, 1999, File No. 0-2517, and incorporated herein by reference).
21.1	-	Subsidiaries of Toreador Resources Corporation (previously filed as Exhibit 21.1 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, filed No. 0-2517, and incorporated herein by reference).
23.1	-	Consent of Ernst & Young LLP (previously filed as Exhibit 23.1 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, filed No. 0-2517, and incorporated herein by reference).

Exhibit
Number		Description

23.2*	-	Consent of LaRoche Petroleum Consultants, Ltd.
24.1	-	Power of Attorney (previously filed as Exhibit 24.1 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, filed No. 0-2517, and incorporated herein by reference).
99.1*	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensatory plan