Form 10-Q
period 2003-03-31
TOREADOR RESOURCES CORP
filed 2003-05-21
CIK 98720

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-02517

TOREADOR RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-0991164 (I.R.S. Employer Identification Number)
4809 Cole Avenue, Suite 108 Dallas, Texas (Address of principal executive offices)	75205 (Zip Code)

Registrant’s telephone number, including area code:	(214) 559-3933

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☐	No	☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $0.15625 par value	Outstanding at May 20, 2003 9,337,517 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Consolidated Balance Sheets (Unaudited)
Condolidated Statements of Operations (Unaudited)
Consolidated Statements of Cash Flows (Unaudited)
Notes to Consolidated Financial Statements
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 4 — CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
ITEM 2 — CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES — None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None.
ITEM 5 — OTHER INFORMATION — None.
ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBITS INDEX
EX-4.6 Registration Rights Agreement
EX-10.5 Warrant to Purchase Stock, No. 018
EX-10.6 Warrant to Purchase Stock, No. 019
EX-10.7 Warrant to Purchase Stock, No. 020
EX-10.8 Warrant to Purchase Stock, No. 021
EX-10.9 Warrant to Purchase Stock, No. 022
EX-10.10 Warrant to Purchase Stock, No. 023
EX-10.11 Warrant to Purchase Stock, No. 024
EX-10.12 Warrant to Purchase Stock, No. 025
EX-99.1 Certification Pursuant to 18 USC Sec. 1350
EX-99.2 Certification Pursuant to 18 USC Sec. 1350

TOREADOR RESOURCES CORPORATION

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2003	2002

	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$173	$976
Accounts and notes receivable	5,194	3,855
Income taxes receivable	512	512
Marketable securities, at fair value	54	45
Other	1,400	1,444

Total current assets	7,333	6,832
Oil and gas properties, net, using the successful efforts method of accounting	72,871	71,872
Investments in unconsolidated entities	2,250	2,239
Goodwill	5,459	5,467
Other assets	567	443

Total Assets	$88,480	$86,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,304	$6,865
Unrealized loss on commodity derivatives	1,371	1,036
Current portion of long-term debt	6,600	6,500
Income taxes payable	626	—

Total current liabilities	13,901	14,401
Long-term debt	25,469	26,860
Long-term accrued liabilities	1,112	880
Long-term asset retirement obligation	1,624	—
Deferred tax liability	12,400	12,531
Convertible debenture	2,160	2,160

Total liabilities	56,666	56,832
Stockholders’ equity:
Preferred stock, Series A & A-1, $1.00 par value, 4,000,000 shares authorized;
197,000 issued	197	197
Common stock, $0.15625 par value, 30,000,000 shares authorized; 10,058,544 shares issued	1,572	1,572
Capital in excess of par value	30,510	30,510
Retained deficit	(1,160)	(1,864)
Accumulated other comprehensive income	3,229	2,140

	34,348	32,555
Treasury stock at cost:
721,027 shares	(2,534)	(2,534)
Total stockholders’ equity	31,814	30,021

Total Liabilities and Stockholders’ Equity	$88,480	$86,853

See accompanying notes to the consolidated financial statements

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31

	2003	2002

	(in thousands, except per share data)
Revenues:
Oil and gas sales	$7,589	$5,321
Loss on commodity derivatives	(1,342)	(2,146)
Lease bonuses and rentals	115	270

Total revenues	6,362	3,445
Costs and expenses:
Lease operating	1,755	1,813
Exploration and acquisition	152	91
Depreciation, depletion and amortization	1,326	1,552
General and administrative	1,496	1,859

Total costs and expenses	4,729	5,315

Operating income (loss)	1,633	(1,870)
Other income (expense)
Equity in gains (losses) of unconsolidated investments	33	(32)
Gain (loss) on sale of properties and other assets	96	(248)
Loss on sale of marketable securities	—	3
Interest and other income	37	136
Interest expense	(505)	(445)

Total other expense	(339)	(586)

Net income (loss) before income taxes	1,294	(2,456)
Provision (benefit) for income taxes	479	(600)

Net income (loss)	815	(1,856)
Less: dividends on preferred shares	111	90

Income (loss) available to common shares	$704	$(1,946)

Basic income (loss) per share	$.08	$(0.21)

Diluted income (loss) per share	$.07	$(0.21)

Weighted average shares outstanding
Basic	9,338	9,360
Diluted	10,917	9,360

See accompanying notes to the consolidated financial statements

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2003

	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$815	$(1,856)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,326	1,552
(Gain) loss on sale of properties	(96)	248
Gain on sale of marketable securities	—	(3)
Unrealized losses on commodity derivatives	335	2,274
Equity in (gains) losses of unconsolidated investments	(11)	39

Cash flow from operating activities before change in working capital	2,369	2,254
Decrease (increase) in operating assets:
Accounts and notes receivable	(1,291)	147
Income taxes receivable	—	(874)
Other current assets	67	261
Other assets	(124)	97
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(1,462)	(2,145)
Income taxes payable	626	313
Deferred taxes	(193)	—
Other	289	40

Net cash provided by operating activities	281	93
Cash flows from investing activities:
Expenditures for properties and equipment	(73)	(948)
Proceeds from the sale of properties and equipment	391	1,052
Purchase of marketable securities	—	(51)
Proceeds from sale of marketable securities	—	150

Net cash provided by investing activities	318	203
Cash flows from financing activities:
Borrowings under revolving credit arrangements	778	515
Repayments under revolving credit arrangements	(2,069)	(1,486)
Payment of preferred dividends	(111)	(90)
Purchase of treasury stock	—	(180)

Net cash used in financing activities	(1,402)	(1,241)
Net decrease in cash and cash equivalents	(803)	(945)
Cash and cash equivalents, beginning of period	976	2,155

Cash and cash equivalents, end of period	$173	$1,210

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$380	$445
Asset retirement obligation at January 1, 2003	1,690	—
Capitalized asset retirement obligation, net	1,716	—

See accompanying notes to the consolidated financial statements

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

You should read these consolidated financial statements along with the consolidated financial statements and notes in the 2002 Annual Report on Form 10-K of Toreador Resources Corporation (the “Company, we, us, our”) filed with the Securities and Exchange Commission. In our opinion, the information furnished herein reflects all adjustments, only consisting of normal recurring adjustments necessary for a fair presentation of the results of these interim periods.

NOTE 2 — COMPREHENSIVE INCOME

The following table presents the components of comprehensive income, net of related tax (amounts in thousands):

	Three Months Ended
	March 31

	2003	2002

Income (loss) available to common shares	$704	$(1,946)
Foreign currency translation adjustment	1,083	1,411
Change in fair value of available-for-sale securities	6	(29)

Comprehensive income (loss)	$1,793	$(564)

NOTE 3 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On August 15, 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“Statement 143”). Initiated in 1994 as a project to account for the costs of nuclear decommissioning, the FASB expanded the scope to include similar closure or removal-type costs in other industries that are incurred at any time during the life of an asset. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard became effective for fiscal years beginning after June 15, 2002. We adopted Statement 143 on January 1, 2003. Upon adoption of Statement 143, we recorded an increase to Property and Equipment and Asset Retirement Obligations of approximately $1,690,000 and $1,716,000, respectively, as a result of the company separately accounting for salvage values and recording the estimated fair value of its plugging and abandonment obligation on the balance sheet. The impact of adopting FAS 143 was determined to be immaterial. We do not expect the effects of adopting Statement 143 to have a material impact on our financial position or results of operations in future years.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     The following tables describe on a pro forma basis our asset retirement liability as if FAS 143 had been adopted on January 1, 2002.

	2003	2002

Asset Retirement obligation January 1,	1,690	2,189
Asset Retirement accretion expense	26	33
Less: plugging cost	—	—
Asset Retirement obligation at March 31,	1,716	2,222

Three
Months End
March 31,
2002

Net Income, reported	(1,856)
Less: Retirement obligation accretion expense	(33)
Plus: Depreciation on salvage value	152

Net income pro forma	(1,737)

Earnings per share:
As reported
Basic	(0.21)
Diluted	(0.21)
Pro forma
Basic	(0.20)
Diluted	(0.20)

     In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”), related to accounting for debt extinguishments, leases and intangible assets of motor carriers. The provisions of Statement 145 became effective for fiscal years beginning after May 15, 2002. Because we do not have, and we do not anticipate having, debt extinguishments or the type of lease transactions mentioned in Statement 145, we believe that adopting Statement 145 will not have a material impact on our financial position or results of operations.

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 requires that a liability for costs associated with an exit or disposal activity should be initially recognized when it is incurred. Statement 146 differs from existing standards in that under previous standards, such costs are recognized in the period in which an entity commits to a plan of disposal. Under Statement 146, the costs are recognized in the period when an actual disposal is under way. Examples of costs included under Statement 146 include one-time termination benefits, costs to consolidate or close facilities and to relocate employees. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. Because we currently have not committed to any disposal or exit plans that would be covered under Statement 146, adopting Statement 146 will not have a material impact on our financial position or results of operations.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions — an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (“Statement 147”). Statement 147 is not applicable to our business.

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“Statement 148”). Statement 148 provides alternative methods of transition to the fair value method of accounting proscribed by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not require companies to account for employee stock options under the fair value method. We do not anticipate adopting the fair value method of accounting for stock-based compensation; however, we have adopted the disclosure provisions of Statement 148 in this filing. Net income would have been adjusted as per the pro forma amounts as follows:

	Three Months Ended
	March 31,

	2003	2002

Income (loss) available to common shares
As reported	704	(1,946)
Pro forma	620	(2,153)
Income (loss) available to common shares, basic:
As reported	0.08	(0.21)
Pro forma	0.07	(0.23)
Income (loss) available to common shares, diluted:
As reported	0.07	(0.21)
Pro forma	0.07	(.23)

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

The following tables provide the geographic operating segment data required by Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. Operations in France and Turkey began when we completed our acquisition of Madison on December 31, 2001. Subsequent to December 31, 2001, we combined the “United States” and “Headquarters and Other” segments to more accurately reflect the way we analyze our operations.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,

	2003				2002

	United States	France	Turkey	Total	United States	France	Turkey	Total

Revenues:
Oil and gas sales	$4,242	$2,634	$713	$7,589	$2,782	$2,019	$520	$5,321
Loss on commodity derivatives	(1,218)	(124)	—	(1,342)	(990)	(1,156)	—	(2,146)
Lease bonus and rentals	115	—	—	115	270	—	—	270

Total Revenues	3,139	2,510	713	6,362	2,062	863	520	3,445
Cost and expenses:
Lease operating	409	1,137	209	1,755	684	913	216	1,813
Exploration and acquisition	152	—	—	152	91	—	—	91
Depreciation, depletion and amortization	834	303	189	1,326	998	442	112	1,552
General and administrative	988	261	247	1,496	1,463	241	155	1,859

Total costs and expenses	2,383	1,701	645	4,729	3,236	1,596	483	5,315
Operating income (loss)	756	809	68	1,633	(1,174)	(733)	37	(1,870)
Other income (expense) Equity in gains (losses) of unconsolidated investments	33	—	—	33	(32)	—	—	(32)
Gain (loss) on sale of properties	96	—	—	96	(248)	—	—	(248)
Loss on sale of marketable securities	—	—	—	—	3	—	—	3
Interest and other income (expense)	27	10	—	37	22	120	(6)	136
Interest expense	(329)	(138)	(38)	(505)	(257)	(188)	—	(445)

Total other expense	(173)	(128)	(38)	(339)	(512)	(68)	(6)	(586)
Net income (loss) before income tax	583	681	30	1,294	(1,686)	(801)	31	(2,456)
Provision (benefit) for income taxes	479	—	—	479	(600)	—	—	(600)
Net income (loss)	104	681	30	815	(1,086)	(801)	31	(1,856)
Dividends on preferred shares	111	—	—	111	90	—	—	90

Total assets (1)	$90,063	$29,138	$9,613	$128,814	$56,607	$24,702	$10,395	$91,704

(1)	Total consolidated assets reflect the effect of intersegment eliminations.

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

The following table lists our open natural gas derivative contracts as of March 31, 2003. All contracts are based on NYMEX pricing. We estimated the fair value of the option agreement at March 31, 2003, from quotes by the counterparty representing the amounts we would expect to receive or pay to terminate the agreements on that date. We estimated the fair value of the swap agreement based on the difference between the strike prices and the forward NYMEX prices for each determination period multiplied by the notional volume for each period.

			Notional			Fair Value-
			Volume per	Aggregate		Gain/(Loss)
Contract	Effective	Termination	Month	Volume	Strike Price	March 31,
Type	Date	Date	(MMBtu)(1)	(MMBtu)(1)	per MMBtu	2003

Swap	May	December
	2003	2003	30,000	240,000	$3.900	$(296,670)
	January	December
	2004	2004	50,000	600,000	$3.900	$(423,250)
Put Option	May	December
	2003	2003	80,000	640,000	$3.250	$14,320
	January	December
	2004	2004	50,000	600,000	$3.250	$33,000
Call Option	May	December
	2003	2003	80,000	640,000	$4.850	$(455,760)
	January	December
	2004	2004	50,000	600,000	$5.275	$(206,500)

(1)	MMBtu — Million British thermal units.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table lists our open crude oil derivative contracts as of March 31, 2003. Our crude oil derivatives will expire at December 31, 2003. We estimated the fair value of the swap agreements based on the difference between the strike prices and the forward index prices for each determination period multiplied by the notional volume for each period.

			Notional			Fair Value-
			Volume per	Aggregate		Gain/(Loss)
Contract	Effective	Termination	Month	Volume	Strike Price	March 31,
Type	Date	Date	(Bbls)	(Bbls)	per Bbl	2003

Brent Crude	April	December
Swap	2003	2003	37,500	234,000	$23.108	$(35,800)

NOTE 6 — LONG-TERM DEBT

On May 9, 2002, we amended our revolving credit facility with Bank of Texas (the “Texas Facility”). The amendment divided the amounts outstanding into two tranches. Tranche A amounted to $18,024,750, and Tranche B represented all amounts outstanding in excess of Tranche A. The amendment required that all amounts outstanding under Tranche B be repaid by July 15, 2002, and called for a monthly penalty of $50,000 if such amounts were not repaid by July 15, 2002. In connection with this amendment, we paid a fee of $100,000. On August 1, 2002, we amended the Texas Facility again. Under the terms of this amendment, Tranche A was increased to $20,000,000, and the due date for Tranche B was extended to November 1, 2002. Additionally, this amendment required no monthly penalty if all amounts under Tranche B were not repaid by November 1, 2002. In connection with this amendment, we paid a fee of $75,000. On September 23, 2002, we amended the Texas Facility for the fourth time. The fourth amendment eliminated the Tranches, set the borrowing base at $19,375,000 and calls for monthly principal payments of $150,000 until amended. There was no fee associated with this amendment. At March 31, 2003, there was $18,469,000 outstanding under the Texas Facility, and, in accordance with the amendment, we have included $1,800,000 under the current portion of long-term debt on the balance sheet.

As part of our Merger with Madison, we assumed a revolving credit facility with Barclays Bank, Plc (the “Barclays Facility”) that matures on December 31, 2005 and is secured by the production from our French properties and the stock of Madison Oil Company's subsidiaries. The Barclays Facility is structured in three separate tranches with interest rates based on LIBOR plus 2.5% to 3%. Total borrowings are limited to the lesser of the nominal facility amount or a semi-annual borrowing base. Barclays previously advised us that it intended to withdraw from the reserve-based lending business and to transfer the balance of its reserve-based loans to one or more third-party banking institutions. Until a third-party lender assumes the facility, we will not be allowed to borrow any additional funds under the Barclays Facility. As a result of this change in direction and the existence of various technical defaults under the Barclays Facility, we have entered into various waiver agreements with Barclays in 2003. Pursuant to the terms of the most recent waiver agreement we are required to make monthly principal payments through March 2004 equal to the available net cash flow after expenses from our international operations. After March 2004, the amount of monthly principal payments will be determined based on the next borrowing base review after such date by Barclays. We are also required to make fee payments monthly in the amount of $25,000 out of international cash

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

flow pursuant to the terms of the Management Work and Fee Letter dated May 19, 2003. The payments are estimated at $400,000 per month until March 31, 2004, and accordingly, we have included $4.8 million in the current portion of long-term debt on the balance sheet. Pursuant to the terms of the waiver agreements in 2003, we have issued to Barclays warrants that are currently exercisable to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $3.50 per share and have issued an additional warrant that is exercisable after October 13, 2003 to purchase 100,000 shares of our common stock at an exercise price of $3.52 per share. These warrants have certain registration rights. Under the terms of the Warrant Buyback Letter dated May 19, 2003, Toreador will be required to buy the 500,000 outstanding warrants back from Barclays for the sum of $100,000. The buyback is predicated on the final settlement of all obligations relating to the Barclays Facility. Per the terms of the Settlement Fee Letter dated May 19, 2003, we have also agreed to make a final settlement payment totaling $925,000, less the amounts of any payments made to Barclays for interim fees due before the final settlement, that will be due at the time that we extinguish the Barclays Facility. We have also agreed, among other items, to apply certain amounts that may be received by Toreador for the Turkish capital repatriation to the repayment of the Barclays Facility. During the first three months of 2003, we used $1.0 million of our available cash flow to reduce the amounts outstanding under the Barclays Facility.

We have diligently explored alternatives to refinance all or part of our existing capital structure, including the Barclays Facility. We have received a commitment to provide funds necessary for the extinguishment of the Barclays Facility. The form of the commitment is based on a third party institution to provide a structured financing of up to $45 million in a combination of fixed term, floating rate senior debt, subordinated, fixed term, fixed rate debt, and equity. However, no assurance can be given that this structured financing will occur. If the third party institution is unable to provide a commitment for the financing, we have received a binding commitment to provide up to $15 million to refinance the Barclays Facility which would be based on a five-year amortization payable in equal monthly installments of $250,000 plus interest at an interest rate to be determined. In addition, we are pursuing other alternatives, including other refinancing options and the possible sale of our French properties as a means of discharging the Barclays Facility and providing additional working capital.

NOTE 7 — LITIGATION

Karak Petroleum. Madison and its wholly-owned subsidiary Trans-Dominion Holdings Ltd. were named as defendants in a complaint filed in Alberta, Canada, in 1999. The complaint arose from a dispute between Karak Petroleum, a subsidiary of Trans-Dominion Holdings, and the operator of an exploratory well in Pakistan in 1994 in which Karak was a joint interest partner. The plaintiffs alleged that they were owed approximately $500,000. On August 7, 2002, we reached an agreement with the plaintiffs in this matter. Under the terms of the agreement, we agreed to pay the plaintiffs $400,000 for full release of liability. Written documentation reflecting the foregoing was finalized on August 29, 2002. The agreement required that we remit the $400,000 in two installments. The first installment of $50,000 was paid on August 29, 2002, and the remaining $350,000 was to be paid by February 3, 2003. This liability was recorded in 2002. In February 2003, the plaintiffs agreed to accept the $350,000 in varying monthly installments payable at the beginning of each month beginning February 2003 and concluding in December 2003.

Turkish Registered Capital. Under the existing Petroleum Law of Turkey, capital which is invested by foreign companies for projects such as oil and gas exploration can be registered with the General Directorate of Petroleum Affairs, thereby qualifying for protection against adverse changes in the exchange rate between the time of the initial investment and the time such capital is repatriated out of Turkey. Since

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1997 the Turkish government has suspended such protection for repatriated capital. As holder of more than $50 million of registered capital, we have filed suit in Turkey to attempt to restore the exchange rate protections afforded under the law. No amounts are accrued related to this contingency. Holders of Madison common stock have the right to receive, in cash or our common stock, 30% of certain potential payments that may be received from the Turkish government for the protection of repatriated capital. In March 2002 a lower level court ruled in favor of Madison. The ruling was subject to automatic appeal that was heard on December 31, 2002. The appellate court reversed the lower court’s ruling. We have appealed the ruling of the appellate court and expect a hearing no later then the end of September 2003. The current appeal is the last appeal that can be made by either side in this case.

     NOTE 8 — EARNINGS PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation.

	Three Months Ended
	March, 31

	2003		2002

	(in thousands, except per share data)
Basic earnings per share
Numerator:
Net income (loss)	$815		$(1,856)
Less: dividends on preferred shares	111		90

Income (loss) available to common shares	$704		$(1,946)

Denominator:
Common shares outstanding — weighted average	9,338		9,360

Basic earnings (loss) per share	$0.08		$(0.21)
Diluted earnings per share
Numerator:
Net income (loss)	$815		$(1,856)
Less: dividends on preferred shares	N/A		90

Income (loss) available to common shares	$815	(1)	$(1,946)

Denominator:
Common shares outstanding	9,338		9,360
Common stock options and warrants	3		—
Conversion of preferred shares	1,231		—
Conversion of debenture	345		—

	10,917		9,360 (2)

Diluted earnings (loss) per share	$0.07		$(0.21)

(1)	Since we assume that preferred shares were converted into common shares, there would have been no preferred dividends paid.

(2)	Due to the net loss for first quarter ended 2002, there were no dilutive shares.

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

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with Note 6 in the Notes to Consolidated Financial Statements included in this filing.

For the first three months of 2003, cash flow from operations before working capital changes was $2.4 million, compared with $2.3 million for the year-ago period. We continually review the operating results of each of our properties. When we discover under performing properties, we attempt to liquidate them. During the three months ended March 31, 2003, we received $0.4 million in proceeds from sales of property and equipment. We expect that cash flow provided by operating activities for the remaining nine months of 2003 will be approximately $7.0 million.

We currently have two senior borrowing facilities. First, we have a revolving credit facility with Bank of Texas (the “Texas Facility”), which had permitted borrowings of $18.5 million at March 31, 2003. We will be required to make monthly principal payments of $150,000 under the Texas Facility until amended. Accordingly, we have included $1,800,000 in the current portion of long-term debt on the balance sheet.

We also have a revolving credit facility with Barclays Bank, Plc (the “Barclays Facility”). Under the Barclays Facility, we had $13.6 million outstanding at March 31, 2003. Barclays previously advised us that it intended to withdraw from the reserve-based lending business and to transfer the balance of its reserve-based loans to one or more third-party banking institutions. Until a third-party lender assumes the facility, we will not be allowed to borrow any additional funds under the Barclays Facility. As a result of this change in direction and the existence of various technical defaults under the Barclays Facility, we have entered into various waiver agreements with Barclays in 2003. Pursuant to the terms of the most recent waiver agreement we are required to make monthly principal payments through March 2004 equal to the available net cash flow after expenses from our international operations. After March 2004, the amount of monthly principal payments will be determined based on the next borrowing base review after such date by Barclays. We are also required to make fee payments monthly in the amount of $25,000 out of international cash flow pursuant to the terms of the Management and Work Fee Letter dated May 19, 2003. The payments are estimated at $400,000 per month until March 31, 2004, and accordingly, we have included $4.8 million in the current portion of long-term debt on the balance sheet. Pursuant to the terms of the waiver agreements in 2003, we have issued to

Barclays warrants that are currently exercisable to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $3.50 per share and have issued an additional warrant that is exercisable beginning on October 14, 2003 to purchase 100,000 shares of our common stock at an exercise price of $3.52 per share. These warrants have certain registration rights. Under the terms of the Warrant Buyback Letter dated May 19, 2003, Toreador will be required to buy the 500,000 outstanding warrants from Barclays for the sum of $100,000. The buyback is predicated on the final settlement of all obligations relating to the Barclays Facility. Per the terms of the Settlement Fee Letter dated May 19, 2003, we have also agreed to make a final settlement payment totaling $925,000, less the amounts of any payments made to Barclays for interim fees due before the final settlement, that will be due at the time that we extinguish the Barclays Facility. We have also agreed, among other items, to apply certain amounts that may be received by Toreador for the Turkish capital repatriation to the repayment of the Barclays Facility. During the first three months of 2003, we used $1.0 million of available cash flow to reduce the amounts outstanding under the Barclays Facility.

We diligently have explored alternatives to refinance all or part of our existing capital structure, including the Barclays Facility. We have received a commitment to provide funds necessary for the extinguishment of the Barclays Facility. The form of the commitment is based on a third party institution providing a structured financing of up to $45 million in a combination of fixed term, floating rate senior debt, subordinated, fixed term, fixed rate debt, and equity. However, no assurance can be given that this structured financing will occur. If the third party institution is unable to provide a commitment for the financing, we have a binding commitment to provide up to $15 million to refinance the Barclays Facility which would be based on a five-year amortization payable in equal monthly installments of $250,000 plus interest at an interest rate to be determined. In addition, we are pursuing other alternatives, including other refinancing options and the possible sale of our French properties as a means of discharging the Barclays Facility and providing additional working capital.

Toreador has 160,000 shares of nonvoting Series A Convertible Preferred Stock outstanding at March 31, 2003. At the option of the holder, the Series A Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 1,000,000 Toreador common shares). The Series A Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time after December 1, 2004, we may elect to redeem for cash any or all shares of Series A Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until November 30, 2005, 104% until November 30, 2006, 103% until November 30, 2007, 102% until November 30, 2008, 101% until November 30, 2009, and 100% thereafter.

In November 2002, we issued 37,000 shares of Series A-1 Convertible Preferred Stock. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 231,250 Toreador common shares). The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A-1 Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter.

We anticipate that our 2003 capital expenditures budget, excluding any acquisitions we may make, will be approximately $4.0 million. We intend to fund our capital expenditures budget from operating cash flow, the proceeds of any financing we are able to secure in excess of the payoff amount of the Barclays Facility, or a combination thereof. We will continue to spend most of our 2003 capital budget on prospects in our inventory as a result of the acquisition of Madison. We will limit our activity in France to development drilling on our existing properties. In Turkey, we anticipate that exploration work will continue on several projects, including the interpretation of seismic data recently acquired in the Black Sea.

We may reinvest proceeds from option and lease bonuses by taking a working interest in 3D seismic projects or in wells. To the extent cash flow from operations does not significantly increase and external sources of capital are limited or unavailable, our ability to make the capital investment to participate in 3D seismic surveys and increase our interest in projects on our acreage will be limited. We expect to receive future funds through production from existing producing properties and new producing properties that may be discovered through exploration of our acreage by third parties or by us, along with development properties added to existing fields. In addition to the properties described above, we also may acquire other producing oil and gas assets, which could require the use of debt, including the Texas Facility or other forms of financing.

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

Dividends on our Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock are paid quarterly. Cash dividends totaling $110,813 and $90,000 were paid for the three-month periods ended March 31, 2003 and 2002, respectively. The Series A-1 Convertible Preferred Stock was not issued until November 1, 2002. Future dividends will be paid in cash at a rate of $110,813 per calendar quarter. We are prohibited from paying dividends over $100,000 without the consent of the Bank of Texas, National Association. Thus, approval will be required prior to the payment of the above-mentioned dividends

We believe that sufficient funds will be available from operating cash flow or borrowings under the Texas Facility or new financings to meet anticipated capital requirements for fiscal 2003. The following table sets forth our contractual obligations at March 31, 2003 for the periods shown (dollars in thousands):

		Due Within

	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years

Debt	$32,069	$6,600	$—	$25,469	$—
Leases	1,477	231	638	608	—

Total	$33,546	$6,831	$638	$26,077	$—

CRITICAL ACCOUNTING POLICIES

Other than the adoption of Statement 143 discussed in Note 3 in the Notes to Consolidated Financial Statements included in this filing, we did not have any changes in our critical accounting policies or in our significant accounting estimates during the three months ended March 31, 2003. Please see our Annual Report on Form 10-K for the year ended December 31, 2002, for a detailed discussion of our critical accounting policies.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

The following tables present production and average unit prices and costs for the geographic segments indicated:

	Three Months Ended			Three Months Ended
	March 31			March 31

	2003	2002		2003	2002

Production			Average Price

Oil (MBbls):			Oil ($/Bbl):
United States	46	73	United States	$31.39	$18.86
France	95	110	France	29.97	18.38
Turkey	31	29	Turkey	23.14	17.93

Total	172	212	Total	$29.13	$18.48
Gas (MMcf):			Gas ($/Mcf):
United States	477	504	United States	$5.77	$2.48
France	—	—	France	—	—
Turkey	—	—	Turkey	—	—

Total	477	504	Total	$5.77	$2.48
MBOE:			$/BOE:
United States	126	157	United States	$33.43	$16.71
France	95	110	France	29.97	18.38
Turkey	31	29	Turkey	23.14	17.93

Total	252	296	Total	$30.99	$17.99

REVENUES

Oil and gas sales. Oil and gas sales increased by $2.3 million from first quarter 2002 to first quarter 2003, or 43%, due to increased oil and gas prices. For the first quarter 2003 sales were $7.6 million versus $5.3 million in the first quarter 2002. The average prices received for oil and gas were $29.13 and $18.48 for oil and $5.77 and $2.48 for gas during the first quarter of 2003 and 2002, respectively.

Gain (loss) on commodity derivatives. We utilize commodity derivative instruments as part of our risk management program. These transactions are generally structured as either swaps or collar contracts. A swap can be described as having the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if a floor or ceiling price is exceeded. These instruments (i) reduce the effect of the price fluctuations of the commodities we produce and sell; (ii) support our annual capital budgeting and expenditure plans; (iii) protect the amounts required for servicing outstanding debt; and (iv) maximize the funds available under our existing credit facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of our United States transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell. The counterparty of our French transactions is Barclays Capital. During the first quarter of 2003, we had an unrealized loss of approximately $335,000 related to our hedging activity, coupled with realized losses of approximately $1,007,000. During the first quarter of 2002, we had an unrealized loss of $2,300,000 and a realized gain of $150,000. As noted above, we have structured our commodity derivatives to reduce the effect of price fluctuations of the commodities we produce and sell. As a result, those derivatives decline in value as the underlying commodity prices rise. Any losses incurred on derivatives are offset by higher oil and gas sales revenues due to increases in underlying commodity prices. See Note 5 in the Notes to Consolidated Financial Statements included in this filing for more details.

Lease bonuses and rentals. Lease bonuses and rentals decreased $155,000 or 57%, from $270,000 in first quarter 2002 to $115,000 in first quarter 2003 due to a decrease in leasing activity on the minerals we own in Mississippi.

EXPENSES

Lease operating. Lease operating expenses decreased 3%, due to the reduction of domestic working interest properties as compared with 2002. Lower lease operating expenses were offset by an increase in U.S. production taxes, a result of the rise in oil and gas sales prices discussed above.

Exploration and acquisition. Exploration and acquisition expense increased from $91,000 to $152,000, or 67%, due to increased evaluation activity on our prospects.

Depletion, depreciation and amortization. DD&A decreased $226,000, or 15%, due primarily to a decline in US production as a result of the reduction in working interest properties domestically.

General and administrative. General and administrative expenses decreased $363,000 or 20%, during the first quarter 2003 as compared to the first quarter 2002. Reductions in payroll contributed to a $255,000 savings. In addition, a large portion of the G&A costs in the first quarter of 2002 were attributable to the Madison acquisition. Management considers the further reduction of G&A costs to be a high priority objective.

OTHER INCOME AND EXPENSE

Other income and expense resulted in a net charge to expenses of $339,000 during the first quarter of 2003 versus $586,000 during the first quarter of 2002. Net expense decreased $248,000, or 42%, primarily due to a gain on property sales in 2003 versus a loss in the same period for 2002. We recorded a gain of $96,000 on property sales closed in the first quarter of 2003, compared with a loss on sales of properties of $248,000 in the first quarter of 2002. The remainder of the decrease was a result of our investment in EnergyNet.com. For the first quarter 2003 equity in the gains of unconsolidated investments was $33,000 versus a loss of $32,000 for the same period 2002. Interest expense increased slightly in the first quarter 2003 as compared to 2002 as a result of higher interest rates on the Texas Facility.

NET INCOME (LOSS) AVAILABLE TO COMMON SHARES

In the first quarter of 2003, we reported net income before taxes of $1,294,000, compared with a net loss before taxes of $2,456,000 for the same period in 2002. First quarter 2003 income applicable to common shares was $704,000 versus a loss applicable to common shares in the first quarter of 2002 of $1,946,000 as a result of higher oil and gas prices and a reduction in general and administrative expense. Also, we recorded a gain on properties sold in the first quarter 2003 versus a loss on 2002 sales for the same period.

OTHER COMPREHENSIVE INCOME

This item should be read in conjunction with Note 2 in the Notes to Consolidated Financial Statements included in this filing.

The most significant element of comprehensive income, other than net income (loss), is foreign currency translation. The function currency of our operations in France is the Euro, and in Turkey the functional currency is the Turkish Lira. The exchange rates used to translate the financial position of those operations at March 31, 2003, were approximately US$ 1.08 per Euro and US$ 0.59 per million Turkish Lira. The Euro rate at December 31, 2002, was US$ 1.048 per Euro and US$ 0.62 per million Turkish Lira. These fluctuations caused an unrealized gain of $1,081,000 for the first quarter of 2003 versus a gain of $1,411,000 for the same period 2002.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Other than the decline in the fair value of our commodity derivatives discussed in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4 — CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

Other than the adverse appellate court ruling in the Turkish Registered Capital proceeding and modification of payment terms of the Karak Petroleum settlement agreement discussed in Note 7 in the Notes to Consolidated Financial Statements included in this filing, there have been no material changes to the information reported under Item 3 — Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2002.

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment, or settlement, if any, which may be awarded with any other suits or claims would not have a material adverse effect on our financial position.

ITEM 2 — CHANGES IN SECURITIES AND USE OF PROCEEDS

Since January 1, 2003, pursuant to Regulation D promulgated under the Securities Act of 1933, as amended, we have issued the following equity securities that were not registered under the Securities Act of 1933, as amended.

Pursuant to the December 31, 2002 waiver agreement with Barclays, on January 15, 2003, we issued to Barclays warrants exercisable into 350,000 shares of our common stock at an exercise price of $5.00 per share. Pursuant to the March 25, 2003 waiver agreement with Barclays, on March 25, 2003, we cancelled the warrants issued on January 15, 2003 and issued Barclays warrants currently exercisable into 400,000 shares of our common stock at an exercise price of $3.50 per share. These warrants have expiration dates ranging from January 15, 2006 until March 14, 2008.

Pursuant to the March 25, 2003 waiver agreement with Barclays, on April 14, 2003, we issued Barclays a warrant exercisable after October 13, 2003 into 100,000 shares of our common stock at an exercise price of $3.52 per share. This warrant expires on April 7, 2008.

Under the terms of the Warrant Buyback Letter dated May 19, 2003, Toreador will be required to buy the 500,000 outstanding warrants from Barclays for the sum of $100,000. The buyback is predicated on the final settlement of all obligations relating to the Barclays Facility.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES — None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None.

ITEM 5 — OTHER INFORMATION — None.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herein:

3.1	-	Amended and Restated Certificate of Incorporation, of Toreador Resources Corporation (previously filed as Exhibit 3.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

3.2	-	Second Amended and Restated Bylaws of Toreador Resources Corporation (previously filed as Exhibit 3.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
3.3	-	Certificate of Designation of Series A-1 Convertible Preferred Stock of Toreador Resources Corporation, dated October 30, 2002 (previously filed as Exhibit 3.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).
4.1	-	Registration Rights Agreement, effective December 16, 1998, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 10.2 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, File No. 0-2517, and incorporated herein by reference).
4.2	-	Settlement Agreement dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1998, File No. 0-2517, and incorporated herein by reference).
4.3	-	Registration Rights Agreement, effective July 31, 2000, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522 filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).
4.4	-	Registration Rights Agreement, effective September 11, 2000, among Toreador Resources Corporation and Earl E. Rossman, Jr., Representative of the Holders (previously filed as Exhibit 4.6 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522, filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).
4.5	-	Registration Rights Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).
4.6*	-	Registration Rights Agreement dated March 25, 2003, between Toreador Resources Corporation and Barclays Bank PLC.

10.1	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated March 25, 2003 (previously filed as Exhibit 10.29 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).
10.2	-	Warrant Letter between Toreador Resources Corporation and Barclays Capital dated March 25, 2003 (previously filed as Exhibit 10.30 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).
10.3	-	Amendment to Settlement Agreement dated as of February 3, 2003, between Tullow Pakistan (Developments) Limited and Toreador Resources Corporation (previously filed as Exhibit 10.31 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).
10.4	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated April 11, 2003 (previously filed as Exhibit 10.32 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).
10.5*	-	Warrant No. 018 dated March 25, 2003, issued by Toreador Resources Corporation in favor of Barclays Bank PLC.
10.6*	-	Warrant No. 019 dated March 25, 2003, issued by Toreador Resources Corporation in favor of Barclays Bank PLC.
10.7*	-	Warrant No. 020 dated March 25, 2003, issued by Toreador Resources Corporation in favor of Barclays Bank PLC.
10.8*	-	Warrant No. 021 dated March 25, 2003, issued by Toreador Resources Corporation in favor of Barclays Bank PLC.
10.9*	-	Warrant No. 022 dated March 25, 2003, issued by Toreador Resources Corporation in favor of Barclays Bank PLC.

10.10*	-	Warrant No. 023 dated March 25, 2003, issued by Toreador Resources Corporation in favor of Barclays Bank PLC.
10.11*	-	Warrant No. 024 dated March 25, 2003, issued by Toreador Resources Corporation in favor of Barclays Bank PLC.
10.12*	-	Warrant No. 025 dated April 14, 2003, issued by Toreador Resources Corporation in favor of Barclays Bank PLC.
99.1*	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION, Registrant

May 21, 2003	/s/ G. Thomas Graves III G. Thomas Graves III President and Chief Executive Officer

May 21, 2003	/s/ Douglas W. Weir Douglas W. Weir Senior Vice President and Chief Financial Officer

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

Date: May 21, 2003

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

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003

/s/ Douglas W. Weir Douglas W. Weir Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description

3.1	-	Amended and Restated Certificate of Incorporation Toreador Resources Corporation (previously filed as Exhibit 3.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
3.2	-	Second Amended and Restated Bylaws of Toreador Resources Corporation, (previously filed as Exhibit 3.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).
3.3	-	Certificate of Designation of Series A-1 Convertible Preferred Stock of Toreador Resources Corporation, dated October 30, 2002 (previously filed as Exhibit 3.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).
4.1	-	Registration Rights Agreement, effective December 16, 1998, among Toreador Royalty Corporation, and persons party thereto (previously filed as Exhibit 10.2 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, File No. 0-2517, incorporated herein by reference).
4.2	-	Settlement Agreement dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1998, File No. 0-2517, and incorporated herein by reference).
4.3	-	Registration Rights Agreement, effective July 31, 2000, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522 filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).
4.4	-	Registration Rights Agreement, effective September 11, 2000, among Toreador Resources Corporation and Earl E. Rossman, Jr., Representative of the Holders (previously filed as Exhibit 4.6 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522, filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).
4.5	-	Registration Rights Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).

Exhibit Number	Description

4.6*	-	Registration Rights Agreement dated March 25, 2003, between Toreador Resources Corporation and Barclays Bank PLC.
10.1	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated March 25, 2003 (previously filed as Exhibit 10.29 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).
10.2	-	Warrant Letter between Toreador Resources Corporation and Barclays Capital dated March 25, 2003 (previously filed as Exhibit 10.30 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).
10.3	-	Amendment to Settlement Agreement dated as of February 3, 2003, between Tullow Pakistan (Developments) Limited and Toreador Resources Corporation (previously filed as Exhibit 10.31 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).
10.4	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated April 11, 2003 (previously filed as Exhibit 10.32 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).
10.5*	-	Warrant No. 018 dated March 25, 2003, issued by Toreador Resources Corporation in favor of Barclays Bank PLC.
10.6*	-	Warrant No. 019 dated March 25, 2003, issued by Toreador Resources Corporation in favor of Barclays Bank PLC.
10.7*	-	Warrant No. 020 dated March 25, 2003, issued by Toreador Resources Corporation in favor of Barclays Bank PLC.
10.8*	-	Warrant No. 021 dated March 25, 2003, issued by Toreador Resources Corporation in favor of Barclays Bank PLC.
10.9*	-	Warrant No. 022 dated March 25, 2003, issued by Toreador Resources Corporation in favor of Barclays Bank PLC.
10.10*	-	Warrant No. 023 dated March 25, 2003, issued by Toreador Resources Corporation in favor of Barclays Bank PLC.
10.11*	-	Warrant No. 024 dated March 25, 2003, issued by Toreador Resources Corporation in favor of Barclays Bank PLC.

Exhibit Number	Description

10.12*	-	Warrant No. 025 dated April 14, 2003, issued by Toreador Resources Corporation in favor of Barclays Bank PLC.
99.1*	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.