Form 10-Q
period 2003-06-30
TOREADOR RESOURCES CORP
filed 2003-08-12
CIK 98720

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes   [X]     No    [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes   [  ]     No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2003

Common Stock, $0.15625 par value	9,337,517 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 4 – CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES – None.
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5 – OTHER INFORMATION – None.
ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBITS INDEX
EX-4.7 Registration Rights Agreement
EX-10.2 Waiver Letter dated May 19, 2003
EX-10.3 Waiver Letter dated June 24, 2003
EX-10.4 Waiver Letter dated August 1, 2003
EX-10.5 Settlement Fee Letter dated May 19, 2003
EX-10.6 Management and Work Fee Letter
EX-10.7 Warrant Buyback Letter dated May 19, 2003
EX-10.8 Securities Purchase Agreement
EX-10.9 Warrant No. 024 dated March 25, 2003
EX-31.1 Certification of Chief Executive Officer
EX-31.2 Certification of Chief Financial Officer
EX-32.1 Certification of CEO and CFO

TOREADOR RESOURCES CORPORATION

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2003	2002

	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$135	$976
Accounts and notes receivable	4,530	3,855
Income taxes receivable	—	512
Available-for-sale, at fair value	74	45
Other	1,534	1,444

Total current assets	6,273	6,832
Oil and gas properties, net, using the successful efforts method of accounting	77,928	71,872
Investments in unconsolidated entities	521	2,239
Goodwill	5,467	5,467
Other assets	538	443

Total Assets	$90,727	$86,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,378	$6,865
Unrealized loss on commodity derivatives	1,940	1,036
Current portion of long-term debt	6,600	6,500
Income taxes payable	1,058	—

Total current liabilities	16,976	14,401
Long-term debt	23,985	26,860
Long-term accrued liabilities	433	880
Long-term asset retirement obligation	1,630	—
Deferred tax liability	13,178	12,531
Convertible debenture	2,160	2,160

Total liabilities	58,362	56,832
Stockholders’ equity:
Preferred stock, Series A & A-1, $1.00 par value, 4,000,000 shares authorized; 197,000 issued	197	197
Common stock, $0.15625 par value, 30,000,000 shares authorized; 10,058,544 shares issued	1,572	1,572
Capital in excess of par value	30,510	30,510
Retained deficit	(715)	(1,864)
Accumulated other comprehensive income	3,335	2,140

	34,899	32,555
Treasury stock at cost:
721,027 shares	(2,534)	(2,534)
Total stockholders’ equity	32,365	30,021

Total Liabilities and Stockholders’ Equity	$90,727	$86,853

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

		(in thousands, except per share data)
Revenues:
Oil and gas sales	$5,823	$6,244	$13,412	$11,565
Loss on commodity derivatives	(816)	(288)	(2,158)	(2,434)
Lease bonuses and rentals	89	231	204	501

Total revenues	5,096	6,187	11,458	9,632
Costs and expenses:
Lease operating	1,671	1,793	3,426	3,729
Exploration and acquisition	247	204	399	449
Depreciation, depletion and amortization	602	1,621	1,928	3,173
Reduction in force	466	—	466	—
General and administrative	1,602	2,087	3,098	3,669

Total costs and expenses	4,588	5,705	9,317	11,020

Operating income (loss)	508	482	2,141	(1,388)
Other income (expense)
Equity in gains (losses) of unconsolidated investments	4	(32)	14	(64)
Gain (loss) on sale of properties and other assets	(28)	(791)	68	(1,036)
Interest and other income (expense)	802	(169)	862	(33)
Interest expense	(403)	(414)	(908)	(859)

Total other income (expense)	375	(1,406)	36	(1,992)

Net income (loss) before income taxes	883	(924)	2,177	(3,380)
Provision (benefit) for income taxes	327	(433)	806	(1,033)

Net income (loss)	556	(491)	1,371	(2,347)
Less: dividends on preferred shares	111	90	222	180

Income (loss) available to common shares	$445	$(581)	$1,149	$(2,527)

Basic income (loss) per share	$0.05	$(0.06)	$0.12	$(0.27)

Diluted income (loss) per share	$0.05	$(0.06)	$0.12	$(0.27)

Weighted average shares outstanding
Basic	9,338	9,338	9,338	9,349
Diluted	9,361	9,338	9,361	9,349

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months
	Ended June 30

	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$1,371	$(2,347)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,928	3,173
(Gain) loss on sale of properties and assets	(68)	1,036
Unrealized losses on commodity derivatives	904	2,107
Equity in (gains) losses of unconsolidated investments	(14)	82

Cash flow from operating activities before change in working capital	4,121	4,051
Decrease (increase) in operating assets:
Accounts and notes receivable	(438)	(941)
Income taxes receivable	512	(497)
Other current assets	(78)	(313)
Other assets	(77)	17
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(798)	(2,198)
Income taxes payable	1,058	336
Deferred taxes	—	(828)
Other	(491)	64

Net cash provided (used in) operating activities	3,809	(309)
Cash flows from investing activities:
Expenditures for properties and equipment	(2,066)	(1,262)
Proceeds from the sale of properties and equipment	413	1,971
Purchase of marketable securities	—	(51)
Proceeds from sale of marketable securities	—	215

Net cash provided by (used in) investing activities	(1,653)	873
Cash flows from financing activities:
Payment for debt issuance costs	—	(100)
Borrowings under revolving credit arrangements	1,876	3,727
Repayments under revolving credit arrangements	(4,651)	(5,261)
Payment of preferred dividends	(222)	(180)
Purchase of treasury stock	—	(180)

Net cash used in financing activities	(2,997)	(1,994)
Net decrease in cash and cash equivalents	(841)	(1,430)
Cash and cash equivalents, beginning of period	976	2,155

Cash and cash equivalents, end of period	$135	$725

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$380	$414
Asset retirement obligation at January 1, 2003	1,690	—
Capitalized asset retirement obligation, net	1,742	—

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

You should read these consolidated financial statements along with the consolidated financial statements and notes in the 2002 Annual Report on Form 10-K of Toreador Resources Corporation (the “Company, we, us, our”) filed with the Securities and Exchange Commission. In our opinion, the information furnished herein reflects all adjustments, only consisting of normal recurring adjustments necessary, for a fair presentation of the results of these interim periods. Amounts reported in tables are in thousands, except for per share date.

NOTE 2 – COMPREHENSIVE INCOME

The following table presents the components of comprehensive income, net of related tax (amounts in thousands):

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Income (loss) available to common shares	$556	$(491)	$1,371	$(2,347)
Foreign currency translation adjustment	94	(2,251)	1,177	(840)
Change in fair value of available-for-sale securities	12	(22)	18	(51)

Comprehensive income (loss)	$662	$(2,764)	$2,566	$(3,238)

NOTE 3 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On August 15, 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“Statement 143”). Initiated in 1994 as a project to account for the costs of nuclear decommissioning, the FASB expanded the scope to include similar closure or removal-type costs in other industries that are incurred at any time during the life of an asset. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard became effective for fiscal years beginning after June 15, 2002. We adopted Statement 143 on January 1, 2003. Upon adoption of Statement 143, we recorded an increase to Property and Equipment and an offsetting entry to Asset Retirement Obligations of approximately $1,690,000 and $1,716,000, respectively, as a result of the Company separately accounting for salvage values and recording the estimated fair value of its plugging and abandonment obligation on the balance sheet. The impact of adopting FAS 143 was determined to be immaterial. We do not expect the effects of adopting Statement 143 to have a material impact on our financial position or results of operations in future years.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables describe on a pro forma basis our asset retirement liability as if FAS 143 had been adopted on January 1, 2002 (amounts in thousands, except for per share data).

	2003	2002
Asset retirement obligation January 1,	$1,690	$2,153
Asset retirement accretion expense	52	63
Less: plugging cost	—	—
Less: property sold	—	187

Asset retirement obligation at June 30,	$1,742	$2,029

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2002	2002

Net income, reported	$(581)	$(2,527)
Less: retirement obligation accretion expense	(33)	(66)
Plus: depreciation on salvage value	—	152

Net income pro forma	$(614)	$(2,441)

Earnings per share:
As reported
Basic	$(0.06)	$(0.27)
Diluted	$(0.06)	$(0.27)
Pro forma
Basic	$(0.07)	$(0.26)
Diluted	$(0.07)	$(0.26)

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”), related to accounting for debt extinguishments, leases and intangible assets of motor carriers. The provisions of Statement 145 became effective for fiscal years beginning after May 15, 2002. Because we do not have, and we do not anticipate having, debt extinguishments or the type of lease transactions mentioned in Statement 145, we believe that adopting Statement 145 has not had and will not have a material impact on our financial position or results of operations.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 requires that a liability for costs associated with an exit or disposal activity should be initially recognized when it is incurred. Statement 146 differs from previous standards in that under previous standards, such costs are recognized in the period in which an entity commits to a plan of disposal. Under Statement 146, the costs are recognized in the period when an actual disposal is under way. Examples of costs included under Statement 146 include one-time termination benefits, costs to consolidate or close facilities and to relocate employees. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. On June 17, 2003, Toreador committed to the termination of four employees. Two engineers, one geologist and one part-time employee were terminated in an effort to reduce general and administrative costs. Total severance

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

expense and liability for six months ended June 30, 2003 were approximately $459,599 and $423,771, respectively. The following table provides a reconciliation of the liability: (amounts in thousands)

Exit Cost or Disposal Activity	Amount

Employee severance liability June 17, 2003	$466
Cost incurred	—
Adjustments	—
Less: Payroll payments	42

Severance liability June 30, 2003	$424

In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions – an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (“Statement 147”). Statement 147 is not applicable to our business.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“Statement 148”). Statement 148 provides alternative methods of transition to the fair value method of accounting proscribed by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not require companies to account for employee stock options under the fair value method. We do not anticipate adopting the fair value method of accounting for stock-based compensation; however, we have adopted the disclosure provisions of Statement 148 in this filing. Net income would have been adjusted as per the pro forma amounts as follows (amounts in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Income (loss) available to common shares
As reported	$445	$(581)	$1,149	$(2,527)
Stock-based employee compensation expense determine under fair value method, net of tax	(70)	(39)	(154)	(246)

Pro forma	$375	$(620)	$995	$(2,773)

Income (loss) available to common shares, basic:
As reported	$0.05	$(0.06)	$0.12	$(0.27)
Pro forma	$0.04	$(0.06)	$0.11	$(0.30)
Income (loss) available to common shares, diluted:
As reported	$0.05	$(0.06)	$0.12	$(0.27)
Pro forma	$0.04	$(0.06)	$0.11	$(0.30)

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 – GEOGRAPHIC OPERATING SEGMENT INFORMATION

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

The following tables provide the geographic operating segment data required by Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. Operations in France and Turkey began when we completed our acquisition of Madison on December 31, 2001 (the “Merger”). Subsequent to December 31, 2001, we combined the “United States” and “Headquarters and Other” segments to more accurately reflect the way we analyze our operations.

	Three Months Ended June 30,

	2003				2002

	United				United
	States	France	Turkey	Total	States	France	Turkey	Total

Revenues:
Oil and gas sales	$3,268	$2,037	$518	$5,823	$3,190	$2,533	$521	$6,244
Loss on commodity derivatives	(638)	(178)	—	(816)	(176)	(112)	—	(288)
Lease bonus and rentals	89	—	—	89	231	—	—	231

Total Revenues	2,719	1,859	518	5,096	3,245	2,421	521	6,187
Cost and expenses:
Lease operating	646	832	193	1,671	592	975	226	1,793
Exploration and acquisition	186	—	61	247	204	—	—	204
Depreciation, depletion and amortization	102	328	172	602	851	451	319	1,621
Reduction in force	466	—	—	466	—	—	—	—
General and administrative	1,029	456	117	1,602	1,779	132	176	2,087

Total costs and expenses	2,429	1,616	543	4,588	3,426	1,558	721	5,705
Operating income (loss)	290	243	(25)	508	(181)	863	(200)	482
Other income (expense)
Equity in gains (losses) of unconsolidated investments	17	—	—	17	(32)	—	—	(32)
Loss on sale of properties	(28)	—	—	(28)	(787)	—	—	(787)
Loss on sale of marketable securities	—	—	—	—	(4)	—	—	(4)
Interest and other income (expense)	26	821	(58)	789	(4)	(185)	20	(169)
Interest income (expense)	(325)	(103)	25	(403)	(298)	(116)	—	(414)

Total other income (expense)	(310)	718	(33)	375	(1,125)	(301)	20	(1,406)
Net income (loss) before income tax	(20)	961	(58)	883	(1,306)	562	(180)	(924)
Provision (benefit) for income taxes	327	—	—	327	(433)	—	—	(433)
Net income (loss)	(347)	961	(58)	556	(873)	562	(180)	(491)
Dividends on preferred shares	111	—	—	111	90	—	—	90

Total assets (1)	$89,911	$29,959	$11,832	$90,969	$54,514	$25,364	$9,055	$88,933

(1)	Total consolidated assets reflect the effect of intersegment eliminations.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30,

	2003				2002

	United				United
	States	France	Turkey	Total	States	France	Turkey	Total

Revenues:
Oil and gas sales	$7,510	$4,671	$1,231	$13,412	$5,972	$4,552	$1,041	$11,565
Loss on commodity derivatives	(1,856)	(302)	—	(2,158)	(1,166)	(1,268)	—	(2,434)
Lease bonus and rentals	204	—	—	204	501	—	—	501

Total Revenues	5,858	4,369	1,231	11,458	5,307	3,284	1,041	9,632
Cost and expenses:
Lease operating	1,055	1,969	402	3,426	1,276	2,011	442	3,729
Exploration and acquisition	338	—	61	399	449	—	—	449
Depreciation, depletion and amortization	936	631	361	1,928	1,849	893	431	3,173
Reduction in force	466	—	—	466	—	—	—	—
General and administrative	2,017	717	364	3,098	3,088	250	331	3,669

Total costs and expenses	4,812	3,317	1,188	9,317	6,662	3,154	1,204	11,020
Operating income (loss)	1,046	1,052	43	2,141	(1,355)	130	(163)	(1,388)
Other income (expense)
Equity in gains (losses) of unconsolidated investments	50	—	—	50	(64)	—	—	(64)
Gain (loss) on sale of properties	68	—	—	68	(1,035)	—	—	(1,035)
Loss on sale of marketable securities	—	—	—	—	(1)	—	—	(1)
Interest and other income (expense)	53	831	(58)	826	18	(65)	14	(33)
Interest expense	(654)	(241)	(13)	(908)	(555)	(304)	—	(859)

Total other income (expense)	(483)	590	(71)	36	(1,637)	(369)	14	(1,992)
Net income (loss) before income tax	563	1,642	(28)	2,177	(2,992)	(239)	(149)	(3,380)
Provision (benefit) for income taxes	806	—	—	806	(1,033)	—	—	(1,033)
Net income (loss)	(243)	1,642	(28)	1,371	(1,959)	(239)	(149)	(2,347)
Dividends on preferred shares	222	—	—	222	180	—	—	180

Total assets (1)	$89,911	$29,959	$11,832	$90,969	$54,514	$25,364	$9,055	$88,933

(1)	Total consolidated assets reflect the effect of intersegment eliminations.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

We utilize commodity derivative instruments as part of our risk management program. These commodity derivatives are not designated as hedges. These transactions are generally structured as either swaps or collar contracts. A swap can be described as having the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if a floor or ceiling price is exceeded. These instruments (i) reduce the effect of the price fluctuations of the commodities we produce and sell; (ii) support our annual capital budgeting and expenditure plans; (iii) protect the amounts required for servicing outstanding debt; and (iv) maximize the funds available under our existing credit facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of our United States transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell. The counterparty of our French transactions is Barclays Capital.

The following table lists our open natural gas derivative contracts as of June 30, 2003. All contracts are based on NYMEX pricing. We estimated the fair value of the option agreement at June 30, 2003, from quotes by the counterparty representing the amounts we would expect to receive or pay to terminate the agreements on that date. We estimated the fair value of the swap agreement based on the difference between the strike prices and the forward NYMEX prices for each determination period multiplied by the notional volume for each period.

			Notional
			Volume per	Aggregate		Fair Value –
Contract	Effective	Termination	Month	Volume	Strike Price	Gain/(Loss)
Type	Date	Date	(MMBtu)(1)	(MMBtu)(1)	per MMBtu	June 30, 2003

Swap	Aug 2003	December 2003	30,000	150,000	$3.900	$(249,510)
	January 2004	December 2004	50,000	600,000	$3.900	$(759,000)
Put Option	Aug 2003	December 2003	80,000	400,000	$3.250	$4,157
	January 2004	December 2004	50,000	600,000	$3.250	$57,992
Call Option	Aug 2003	December 2003	80,000	400,000	$4.850	$(385,835)
	January 2004	December 2004	50,000	600,000	$5.275	$(433,177)

(1)	MMBtu - Million British thermal units.

The following table lists our open crude oil derivative contracts as of June 30, 2003. Our crude oil derivatives will expire at December 31, 2003. We estimated the fair value of the swap agreements based on the difference between the strike prices and the forward index prices for each determination period multiplied by the notional volume for each period.

			Notional			Fair Value –
			Volume per	Aggregate		Gain/(Loss)
Contract	Effective	Termination	Month	Volume	Strike Price	June 30,
Type	Date	Date	(Bbls)	(Bbls)	per Bbl	2003

Brent Crude Swap	August 2003	December 2003	20,000	100,000	$23.108	$(174,600)

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6 – LONG-TERM DEBT

On May 9, 2002, we amended our revolving credit facility with Bank of Texas (the “Texas Facility”). The amendment divided the amounts outstanding into two tranches. Tranche A amounted to $18,024,750, and Tranche B represented all amounts outstanding in excess of Tranche A. The amendment required that all amounts outstanding under Tranche B be repaid by July 15, 2002, and called for a monthly penalty of $50,000 if such amounts were not repaid by July 15, 2002. In connection with this amendment, we paid a fee of $100,000. On August 1, 2002, we amended the Texas Facility again. Under the terms of this amendment, Tranche A was increased to $20,000,000, and the due date for Tranche B was extended to November 1, 2002. Additionally, this amendment required no monthly penalty if all amounts under Tranche B were repaid by November 1, 2002. In connection with this amendment, we paid a fee of $75,000. On September 23, 2002, we amended the Texas Facility again. This amendment eliminated the Tranches, set the borrowing base at $19,375,000 and calls for monthly principal payments of $150,000 until amended. There was no fee associated with this amendment. At June 30, 2003, there was $18,055,255 outstanding under the Texas Facility, and, in accordance with the amendment, we have included $1,800,000 under the current portion of long-term debt on the balance sheet.

As part of our Merger with Madison, we became subject to a revolving credit facility between Madison and Barclays Bank, Plc (the “Barclays Facility”) that matures on December 31, 2005 and is secured by the production from our French properties and the stock of Madison Oil Company's subsidiaries. The Barclays Facility was structured in three separate tranches with interest rates based on LIBOR plus 2.5% to 3%. Total borrowings are limited to the lesser of the nominal facility amount or a semi-annual borrowing base. In early 2002 Barclays advised us that it intended to withdraw from the reserve-based lending business and to transfer the balance of its reserve-based loans to one or more third-party banking institutions. Until a third-party lender assumes the facility, we will not be allowed to borrow any additional funds under the Barclays Facility. As a result of this change in direction by Barclays and the existence of various technical defaults under the Barclays Facility, we have entered into various waiver agreements with Barclays in 2003. Pursuant to the terms of the most recent waiver agreement, we are required to make monthly principal payments through June 2004 equal to the available net cash flow our international operations. After June 2004, the amount of monthly principal will be determined based on the next borrowing base review by Barclays. We are also required to make fee payments monthly in the amount of $25,000 out of international cash flow pursuant to the terms of the Management Work and Fee Letter dated May 19, 2003. The future payments are estimated at $400,000 per month until June 30, 2004, and accordingly, we have included $4.8 million in the current portion of long-term debt on the balance sheet. Pursuant to the terms of the waiver agreements in 2003, we have issued to Barclays warrants that are currently exercisable to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $3.50 per share and have issued an additional warrant that is exercisable after

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

October 13, 2003 to purchase 100,000 shares of our common stock at an exercise price of $3.52 per share. These warrants have certain registration rights. Under the terms of the Warrant Buyback Letter dated May 19, 2003, Toreador will be required to buy the 500,000 outstanding warrants back from Barclays for the sum of $100,000. The buyback is predicated on the final settlement of all obligations relating to the Barclays Facility. Per the terms of the Settlement Fee Letter dated May 19, 2003, we have also agreed to make a final settlement payment totaling $925,000, less the amounts of any payments made to Barclays for interim fees due before the final settlement, that will be due at the time we extinguish the Barclays Facility. We have also agreed, among other items, to apply certain amounts that may be received by Toreador for the Turkish registered capital repatriation to the repayment of the Barclays Facility. During the first six months of 2003, we used $2.1 million of our available cash flow to reduce the amounts outstanding under the Barclays Facility.

We have diligently explored and are continuing to explore alternatives to refinance all or part of our existing capital structure, including the Barclays Facility. We are evaluating a number of alternatives to provide funds necessary for the extinguishment of the Barclays Facility, including a structured financing or bridge financing to be provided by a third party and a possible sale of additional equity or debt. However, no assurance can be given that any of these alternatives will be available as a means of discharging the Barclays Facility and providing additional working capital.

NOTE 7 – LITIGATION

Karak Petroleum. Madison and its wholly-owned subsidiary Trans-Dominion Holdings Ltd. were named as defendants in a complaint filed in Alberta, Canada, in 1999. The complaint arose from a dispute between Karak Petroleum, a subsidiary of Trans-Dominion Holdings, and the operator of an exploratory well in Pakistan in 1994 in which Karak was a joint interest partner. The plaintiffs alleged that they were owed approximately $500,000. On August 7, 2002, we reached an agreement with the plaintiffs in this matter. Under the terms of the agreement, we agreed to pay the plaintiffs $400,000 for full release of liability. Written documentation reflecting the foregoing was finalized on August 29, 2002. The agreement required that we remit the $400,000 in two installments. The first installment of $50,000 was paid on August 29, 2002, and the remaining $350,000 was to be paid by February 3, 2003. This liability was recorded in 2002. In February 2003, the plaintiffs agreed to accept the $350,000 in varying monthly installments payable at the beginning of each month beginning February 2003 and concluding in December 2003. As of June 30, 2003 there was $295,000 remaining to be paid.

Turkish Registered Capital. Under the existing Petroleum Law of Turkey, capital which is invested by foreign companies for projects such as oil and gas exploration can be registered with the General Directorate of Petroleum Affairs, thereby qualifying for protection against adverse changes in the exchange rate between the time of the initial investment and the time such capital is repatriated out of Turkey. Since 1997 the Turkish government has suspended such protection for repatriated capital. As holder of more than $50 million of registered capital, we have filed suit in Turkey to attempt to restore the exchange rate protections afforded under the law. No amounts are accrued related to this contingency. Holders of Madison common stock have the right to receive, in cash or our common stock, 30% of any payments received from the Turkish government for the protection of repatriated capital prior to December 31, 2003. In March 2002 a lower level court ruled in favor of Madison. The ruling was subject to automatic appeal that was heard on December 31, 2002. The appellate court reversed the lower court’s

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

ruling. We have appealed the ruling of the appellate court and expect a hearing no later then the end of September 2003. The current appeal is the last appeal that can be made by either side in this case.

NOTE 8 – EARNINGS PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation.

	Three Months Ended			Six Months Ended
	June 30			June 30

	2003		2002	2003		2002

	(in thousands, except per share data)
Basic earnings per share
Numerator:
Net income (loss)	$556		$(491)	$1,371		$(2,347)
Less: dividends on preferred shares	111		90	222		180

Income (loss) available to common shares	$445		$(581)	$1,149		$(2,527)

Denominator:
Common shares outstanding	9,338		9,338	9,338		9,349

Basic earnings per share	$0.05		$(0.06)	$0.12		$(0.27)

Diluted earnings per share
Numerator:
Net income (loss)	$556		$(491)	$1,371		$(2,347)
Plus interest on debenture net of tax	N/A	(1)	N/A (1)	N/A	(1)	N/A (1)
Less: dividends on preferred shares	111		90	222		180

Income (loss) available to common shares	$445		$(581)	$1,149		$(2,527)

Denominator:
Common shares outstanding	9,338		9,338	9,338		9,349
Common stock options and warrants	23		N/A (3)	23		N/A (3)
Conversion of preferred shares	N/A	(2)	N/A (3)	N/A	(2)	N/A (3)
Conversion of debenture	N/A	(2)	N/A (3)	N/A	(2)	N/A (3)

	9,361		9,338	9,361		9,349

Diluted earnings per share	$0.05		$(0.06)	$0.12		$(0.27)

(1)	The conversion of the debenture would have been antidilutive. Therefore, no conversion is assumed for this calculation.

(2)	The conversion of the preferred shares would have been antidilutive. Therefore, no conversion is assumed for this calculation.

(3)	Due to the net loss for the three-and six-month periods ended June 30, 2002, there were no dilutive shares.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 – SUBSQUENT EVENTS

On July 26, 2003, 20,000 shares of Series A-1 Convertible Preferred Stock were issued for $500,000. The funds will be used for general business purposes. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion of the 20,000 shares of Series A-1 Convertible Preferred Stock would amount to 125,000 Toreador common shares). The $4.00 conversion price was higher than the market price of our common stock at the time of issuance. The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A-1 Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter. In connection with the securities purchase agreement, the parties entered into a registration rights agreement effective July 26, 2003 pursuant to which the holder has the right to register for resale the common stock issuable upon conversion of the Series A-1 Convertible Preferred Stock if we register certain of our securities.

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

For the first six months of 2003, net cash provided by operations was $3.8 million, compared with net cash used by operations of $0.3 million for the year-ago period. We continually review the operating results of each of our properties. When we discover under performing properties, we attempt to liquidate them. During the six months ended June 30, 2003, we received $0.4 million in proceeds from sales of property and equipment. We expect that cash flow provided by operating activities for the last six months of 2003 will be approximately $3.0 million.

We currently have two senior borrowing facilities. First, we have a revolving credit facility with Bank of Texas (the “Texas Facility”), which had permitted borrowings of $18.1 million at June 30, 2003. We will be required to make monthly principal payments of $150,000 under the Texas Facility until amended. Accordingly, we have included $1,800,000 in the current portion of long-term debt on the balance sheet.

We also have a revolving credit facility with Barclays Bank, Plc (the “Barclays Facility”). Under the Barclays Facility, we had $12.5 million outstanding at June 30, 2003. Barclays previously advised us that it intended to withdraw from the reserve-based lending business and to transfer the balance of its reserve-based loans to one or more third-party banking institutions. Until a third-party lender assumes the facility, we will not be allowed to borrow any additional funds under the Barclays Facility. As a result of this change in direction and the existence of various technical defaults under the Barclays Facility, we have entered into various waiver agreements with Barclays in 2003. Pursuant to the terms of the most recent waiver agreement we are required to make monthly principal payments through June 2004 equal to the available net cash flow after expenses from our international operations. After June 2004, the amount of monthly principal payments will be determined based on the next borrowing base review by Barclays. We are also required to make fee payments monthly in the amount of $25,000 out of international cash flow pursuant to the terms of the Management and Work Fee Letter dated May 19, 2003. The payments are estimated at $400,000 per month until June 30, 2004, and accordingly, we have included $4.8 million in the current portion of long-term debt on the balance sheet. Pursuant to the terms of the waiver agreements in 2003, we have issued to Barclays warrants that are currently exercisable to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $3.50 per share and have issued an additional warrant that is exercisable after October 13, 2003 to purchase 100,000 shares of our common stock at an exercise price of $3.52 per share. These warrants have certain registration rights. Under the terms of the Warrant Buyback Letter dated May 19, 2003, Toreador will be required to buy the 500,000 outstanding warrants from Barclays for the sum of $100,000. The buyback is predicated on the final settlement of all obligations relating to the Barclays Facility. Per the terms of the Settlement Fee Letter dated May 19, 2003, we have also agreed to make a final settlement payment of $925,000, less the amounts of any payments made to Barclays for interim fees before the final settlement, that will be due at the time we extinguish the Barclays Facility. As of August 1, 2003, the total amount owed for the final settlement was $864,630. We have also agreed, among other items, to apply certain amounts that may be received by Toreador for the Turkish capital repatriation to the repayment of the Barclays Facility. During the first six months of 2003, we used $2.1 million of available cash flow to reduce the amounts outstanding under the Barclays Facility.

We have diligently explored and are continuing to explore alternatives to refinance all or part of our existing capital structure, including the Barclays Facility. We are evaluating a number of alternatives to provide funds necessary for the extinguishment of the Barclays Facility, including a structured financing or bridge financing to be provided by a third party and a possible sale of additional equity or debt. However, no assurance can be given that any of these alternatives will be available as a means of discharging the Barclays Facility and providing additional working capital.

Toreador had 160,000 shares of nonvoting Series A Convertible Preferred Stock outstanding at June 30, 2003. At the option of the holder, the Series A Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 1,000,000 Toreador common shares). The Series A Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time after December 1, 2004, we may elect to redeem for cash any or all shares of Series A Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until November 30, 2005, 104% until November 30, 2006, 103% until November 30, 2007, 102% until November 30, 2008, 101% until November 30, 2009, and 100% thereafter.

In November 2002, we issued 37,000 shares of nonvoting Series A-1 Convertible Preferred Stock. An additional 20,000 shares were issued in July 2003. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to an aggregate of 356,250 Toreador common shares). The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A-1 Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter.

We anticipate that our 2003 capital expenditures budget, excluding any acquisitions we may make, will be approximately $4.0 million. Capital expenditures through June 30 were $2.1 million. We intend to fund our capital expenditures budget from operating cash flow, the proceeds of any financing we are able to secure in excess of the payoff amount of the Barclays Facility, the additional issuance of Series A-1 Convertible Preferred Stock or other equity or debt, or a combination thereof. We will continue to spend most of our 2003 capital budget on prospects in our inventory as a result of the acquisition of Madison. We will limit our activity in France to development drilling on our existing properties. In Turkey, we anticipate that exploration work will continue on several projects.

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

Dividends on our Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock are paid quarterly. Cash dividends totaling $221,626 and $180,000 were paid for the six-month periods ended June 30, 2003 and 2002, respectively. The first 37,000 shares of the Series A-1 Convertible Preferred Stock were issued on November 1, 2002, and an additional 20,000 shares of the Series A-1 Convertible Preferred Stock were issued on July 26, 2003. Future dividends will be paid in cash at a rate of $122,063 per full calendar quarter. We are prohibited from paying dividends over $100,000 without the consent of the Bank of Texas, National Association. Thus, approval will be required prior to the payment of the above-mentioned dividends.

We believe that sufficient funds will be available from operating cash flow or new financings to meet anticipated capital requirements for fiscal 2003. The following table sets forth our contractual obligations at June 30, 2003 for the periods shown (dollars in thousands):

			Due Within
	Total	1 Year	2 – 3 Years	4 – 5 Years	After 5 Years

Debt	$30,585	$6,600	$—	$23,985	$—
Leases	1,404	317	968	119	—

Total	$31,989	$6,917	$968	$24,104	$—

CRITICAL ACCOUNTING POLICIES

Other than the adoption of Statement 143 discussed in Note 3 in the Notes to Consolidated Financial Statements included in this filing, we did not have any changes in our critical accounting policies or in our significant accounting estimates during the three months ended June 30, 2003. Please see our Annual Report on Form 10-K for the year ended December 31, 2002, for a detailed discussion of our critical accounting policies.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

The following tables present production and average unit prices and costs for the geographic segments indicated:

	Three Months Ended
	June 30

	2003	2002

Production
Oil (MBbls):
United States	45	62
France	93	105
Turkey	27	24

Total	165	191
Gas (MMcf):
United States	391	460
France	—	—
Turkey	—	—

Total	391	460
MBOE:
United States	110	139
France	93	105
Turkey	27	24

Total	230	268

	Three Months Ended
	June 30

	2003	2002

Average Price
Oil ($/Bbl):
United States	$27.78	$23.13
France	23.48	24.05
Turkey	19.01	22.52

Total	$23.92	$23.56
Gas ($/Mcf):
United States	$5.01	$3.57
France	—	—
Turkey	—	—

Total	$5.01	$3.57
$/BOE:
United States	$29.13	$22.20
France	23.48	24.05
Turkey	19.01	22.52

Total	$25.65	$22.95

REVENUES

Oil and gas sales. Oil and gas sales decreased by $421,000 from the second quarter of 2002 to the second quarter 2003, or 7.0%, due to a decrease in production. For the second quarter of 2003 sales were $5.8 million versus $6.2 million in the second quarter of 2002. The decline in production was due to a number of wells being down during the quarter along with the effect of properties that were sold in the last seven months of 2002. Revenue from the sold properties was part of the second quarter of 2002 oil and gas sales figures and was not included for the same period of 2003. The average prices received for oil and gas were $23.92 and $23.56 for oil and $5.01 and $3.57 for gas during the second quarter of 2003 and 2002, respectively. The decrease in production was offset by higher gas prices from quarter to quarter.

Gain (loss) on commodity derivatives. We utilize commodity derivative instruments as part of our risk management program. These transactions are generally structured as either swaps or collar contracts. A swap can be described as having the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if a floor or ceiling price is exceeded. These instruments (i) reduce the effect of the price fluctuations of the commodities we produce and sell; (ii) support our annual capital budgeting and expenditure plans; (iii) protect the amounts required for servicing outstanding debt; and (iv) maximize the funds available under our existing credit facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of our United States transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell. The counterparty of our French transactions is Barclays Capital. During the second quarter of 2003, we had an unrealized loss of approximately $569,313 related to our hedging activity, coupled with realized losses of approximately

$246,623. During the second quarter of 2002, we had an unrealized gain of $166,000 and a realized loss of $454,000. As noted above, we have structured our commodity derivatives to reduce the effect of price fluctuations of the commodities we produce and sell. As a result, those derivatives decline in value as the underlying commodity prices rise. Any losses incurred on derivatives are offset by higher actual oil and gas sales revenues due to increased prices for the products. See Note 5 in the Notes to Consolidated Financial Statements included in this filing for more details.

Lease bonuses and rentals. Lease bonuses and rentals decreased $142,000, from $231,000 in the second quarter 2002 to $89,000 in the second quarter 2003 due to a decrease in leasing activity on the minerals we own in Mississippi.

EXPENSES

Lease operating. Lease operating expenses decreased $122,000, or 7%, due to the sale of domestic working interest properties in the second half of 2002. Lower lease operating expenses were offset by an increase in U.S. production taxes, a result of the rise in oil and gas sales prices discussed above.

Exploration and acquisition. Exploration and acquisition expense increased from $204,000 to $247,000, or 21%, due to increased evaluation activity on our prospects in Turkey.

Depletion, depreciation and amortization. DD&A decreased $1.0 million, or 63%, from the second quarter of 2002 to the second quarter of 2003 due to an adjustment for excess DD&A expensed in the first quarter of 2003.

Reduction in Force. In June 2003, Toreador reduced its staff by two engineers, one geologist and one part-time employee. Total severance expense was $466,000.

General and administrative. General and administrative expenses decreased $485,000 or 23%, during the second quarter of 2003 as compared to the second quarter of 2002. A large portion of the G&A costs in the second quarter of 2002 was attributable to the Madison acquisition. In the second quarter of 2003 as compared to the second quarter of 2002, accounting fees decreased $60,000, legal fees decreased $116,000, professional fees decreased $159,000, and shareholder relations costs decreased $64,000. Management considers the further reduction of G&A costs to be a high priority objective.

OTHER INCOME AND EXPENSE

Other income and expense resulted in a net increase to income of $375,000 during the second quarter of 2003 versus a net charge to expense of $1,406 during the second quarter of 2002. Net expense decreased $1.8 million primarily due to a loss on property sales in the second quarter of 2003 of $28,000 versus a loss in the same period for 2002 of $787,000. The remainder of the decrease was a result of foreign currency transactions gains on payments towards the Barclay’s line of credit, due to the Euro increasing against the U.S. Dollar.

NET INCOME (LOSS) AVAILABLE TO COMMON SHARES

In the second quarter of 2003, we reported net income before taxes of $883,000, compared with a net loss before taxes of $924,000 for the same period of 2002. Second quarter 2003 income applicable to common shares was $445,000 versus a loss applicable to common shares in the second quarter of 2002 of $581,000.

OTHER COMPREHENSIVE INCOME

This item should be read in conjunction with Note 2 in the Notes to Consolidated Financial Statements included in this filing.

The most significant element of comprehensive income, other than net income (loss), is foreign currency translation. The functional currency of our operations in France is the Euro, and in Turkey the functional currency is the Turkish Lira. The exchange rates used to translate the financial position of those operations at June 30, 2003, were approximately US$1.144 per Euro and US$0.71 per million Turkish Lira. The Euro rate at March 31, 2003, was US$1.08 per Euro and US$0.59 per million Turkish Lira. These fluctuations caused an unrealized gain of $366,000 for the second quarter of 2003 versus an unrealized loss of $2.3 million for the same period of 2002.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	Six Months Ended
	June 30

	2003	2002

Production
Oil (MBbls):
United States	92	135
France	188	215
Turkey	58	52

Total	338	402
Gas (MMcf):
United States	868	965
France	—	—
Turkey	—	—

Total	868	965
MBOE:
United States	237	296
France	188	215
Turkey	58	52

Total	483	563

	Six Months Ended
	June 30

	2003	2002

Average Price
Oil ($/Bbl):
United States	$29.61	$20.82
France	26.75	21.15
Turkey	21.20	19.95

Total	$26.57	$20.89
Gas ($/Mcf):
United States	$5.43	$3.00
France	—	—
Turkey	—	—

Total	$5.43	$3.00
$/BOE:
United States	$31.41	$19.29
France	26.75	21.15
Turkey	21.20	19.95

Total	$28.36	$20.06

REVENUES

Oil and gas sales. Oil and gas sales for the six months ended June 30, 2003 increased by $1.9 million or 16%, over the same period of 2002 due to increased prices. For the six months ended June 30, 2003 oil and gas sales was $13.4 million compared to $11.6 million for same period of 2002. The average prices received for oil and gas was $26.57 and $20.89 for oil and $5.43 and $3.00 for gas during the first six months of 2003 and 2002, respectively. Overall production from 2002 to 2003 was down 81 MBOE due to a number of wells being down during the second quarter of 2003 along with the effect of properties sold in the last seven months of 2002. Revenue from the sold properties was part of the first half of 2002 oil and gas sales figures and was not included with the same period of 2003.

Gain (loss) on commodity derivatives. We utilize commodity derivative instruments as part of our risk management program. These transactions are generally structured as either swaps or collar contracts. A swap can be described as having the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if a floor or ceiling price is exceeded. These instruments (i) reduce the effect of price fluctuations of the commodities we produce and sell; (ii) support our annual capital budgeting and expenditure plans; (iii) protect the amounts required for servicing outstanding debt; and (iv) maximize funds available under our existing credit facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of our United States transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell. The counterparty of our French transactions is Barclays Capital. During the first six months of 2003, we had an unrealized loss of approximately $904,000 related to our hedging activity, coupled with realized losses of approximately $1.3 million. During the first six months of 2002, we had an unrealized loss of $2.1 million and a realized loss of $0.3 million. As noted above, we have structured our commodity derivatives to reduce the effect of price fluctuations of the commodities we produce and sell. As a result, these derivatives decline in value as the underlying commodity prices rise. Any losses incurred on derivatives are offset by higher actual oil and gas sales revenues due to increased prices for the products. See Note 5 in the Notes to Consolidated Financial Statements included in this filing for more details.

Lease bonuses and rentals. Lease bonuses and rentals decreased $297,000, from $501,000 in first half of 2002 to $204,000 for same period of 2003 due to a decrease in leasing activity on the minerals we own.

EXPENSES

Lease operating. Lease operating expenses decreased $303,000, or 8% due to the reduction of domestic working interest properties as compared with 2002. Lower lease operating expenses were offset by an increase in U.S. production taxes, a result of the rise in oil and gas sales prices discussed above.

Exploration and acquisition. Exploration and acquisition expenses decreased $50,000 from $449,000 for the six months ended June 30, 2002 to $399,000, for the same period 2003 or 11%, due to decreased activity in the first quarter of 2003 that was somewhat offset by increased activity on our Black Sea prospects in the second quarter of 2003.

Depletion, depreciation and amortization. DD&A decreased $1.2 million, or 38%, due to a reduction in US production from the sale of properties. In 2002 Toreador reviewed and sold under performing properties rather than continue with operating losses.

Reduction in Force. In June 2003, Toreador reduced it staff by two engineers, one geologist and one part time person. Total severance expense was $466,000.

General and administrative. General and administrative expenses decreased $571,000 or 16%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. A large portion of the G&A costs in the first half of 2002 was attributable to the Madison acquisition. During the first six months of 2003 as compared to the first six months of 2002, legal fees decreased $181,000, professional fees decreased $213,000, and shareholder relations costs decreased $88,000. Salaries were also down $134,000 for the six months ended June 30, 2003 verses six months ended June 30, 2002 due to a reduction in overhead in 2003. The offset was an increase in rent expense of $53,000 due to an increase in office space in the Dallas office. Management considers the further reduction of G&A costs to be a high priority objective.

OTHER INCOME AND EXPENSE

Other income and expense resulted in a net increase to income of $36,000 during the six months ended June 30, 2003 versus net charge to expense of $1,992,000 during the same period of 2002. Net expense decreased $2.0 million primarily due to a gain on property sales of $68,000 for six months ended June

30, 2003 versus a loss in the same period of 2002 of $1.0 million. The remainder of the decrease was a result of foreign currency transactions gains on payments towards the Barclay’s line of credit, due to the Euro increasing against the U.S. Dollar.

NET INCOME (LOSS) AVAILABLE TO COMMON SHARES

For the six months ended June 30, 2003, net income before taxes was $2.2 million compared with a net loss before taxes of $3.4 million for the same period of 2002. For the first six months of 2003, income applicable to common shares was $1.1 million versus a loss applicable to common shares of $2.5 million for the same period of 2002.

OTHER COMPREHENSIVE INCOME

This item should be read in conjunction with Note 2 in the Notes to Consolidated Financial Statements included in this filing.

The most significant element of comprehensive income, other than net income (loss), is foreign currency translation. The functional currency of our operations in France is the Euro, and in Turkey the functional currency is the Turkish Lira. The exchange rates used to translate the financial position of those operations at June 30, 2003, were approximately US$1.144 per Euro and US$0.71 per million Turkish Lira. The Euro rate at December 31, 2002, was US$1.0483 per Euro and US$0.62 per million Turkish Lira. These fluctuations caused an unrealized gain of $1.4 million for the six months ended June 30, 2003 versus an unrealized loss of $840,000 for the same period of 2002.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Other than the decline in the fair value of our commodity derivatives discussed in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4 – CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities and Exchange Commission. Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There have been no material changes to the information reported under Part II. Other Information, Item 1 – Legal Proceedings since our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

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

Pursuant to the March 25, 2003 waiver agreement with Barclays, on April 14, 2003, we issued Barclays a warrant exercisable after October 13, 2003 into 100,000 shares of our common stock at an exercise price of $3.52 per share. This warrant expires on April 7, 2008. Pursuant to a registration rights agreement, Barclays has the right to register for resale the shares issuable upon exercise of the warrants described herein.

Under the terms of the Warrant Buyback Letter dated May 19, 2003, Toreador will be required to buy the 500,000 outstanding warrants from Barclays for the sum of $100,000. The buyback is predicated on the final settlement of all obligations relating to the Barclays Facility.

On July 26, 2003, 20,000 shares of Series A-1 Convertible Preferred Stock were issued for $500,000. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion of the 20,000 shares of Series A-1 Convertible Preferred Stock would amount to 125,000 Toreador common shares). The $4.00 conversion price was higher than the market price of our common stock at the time of issuance. The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A-1 Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter. In connection with the securities purchase agreement, the parties entered into a registration rights agreement effective July 26, 2003 pursuant to which the holder has the right to register for resale the common stock issuable upon conversion of the Series A-1 Convertible Preferred Stock if we register certain of our securities.

The terms of our Series A Convertible Preferred Stock and our Series A-1 Convertible Preferred Stock prohibit us from paying dividends on our common stock without the approval of the holders of a majority of the then outstanding shares of Series A Convertible Preferred Stock and the Series A-1 Convertible Preferred Stock.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES – None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted a proxy statement to the Company’s stockholders as of the record date, May 1, 2003. The proxy statement was furnished to the Company’s stockholders in connection with the Annual Meeting of Stockholders held on June 19, 2003. There were 9,337,517 shares entitled to vote at the meeting. The only proposal under consideration was the election of the Board of Directors, the results of which are as follows:

		Votes
Nominee	Votes For	Withheld

Herbert L. Brewer (1)	5,414,907	94,991
David M. Brewer (1)	5,415,196	94,702
Edward N. Dane (1)	5,409,682	100,215
Peter L. Falb (1)	5,409,583	100,315
G. Thomas Graves III (1)	5,398,587	111,311
Thomas P. Kellogg (1)	5,461,430	48,468
William I. Lee (1)	5,396,086	113,812
John Mark McLaughlin (1)	5,398,564	111,334
H.R. Sanders, Jr. (1)	5,397,058	112,840
Joseph J. Simons (1)	5,403,442	106,456

(1)	Incumbent

ITEM 5 – OTHER INFORMATION – None.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herein:

3.1	-	Amended and Restated Certificate of Incorporation, of Toreador Resources Corporation (previously filed as Exhibit 3.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

3.2	-	Second Amended and Restated Bylaws of Toreador Resources Corporation (previously filed as Exhibit 3.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

3.3	-	Certificate of Designation of Series A-1 Convertible Preferred Stock of Toreador Resources Corporation, dated October 30, 2002 (previously filed as Exhibit 3.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).

4.1	-	Registration Rights Agreement, effective December 16, 1998, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 10.2 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, File No. 0-2517, and incorporated herein by reference).

4.2	-	Settlement Agreement dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1998, File No. 0-2517, and incorporated herein by reference).

4.3	-	Registration Rights Agreement, effective July 31, 2000, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522 filed with the Securities and Exchange Commission on December 22, 2000, File No. 0-2517, and incorporated herein by reference).

4.4	-	Registration Rights Agreement, effective September 11, 2000, among Toreador Resources Corporation and Earl E. Rossman, Jr., Representative of the Holders (previously filed as Exhibit 4.6 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522, filed with the Securities and Exchange Commission on December 22, 2000, File No. 0-2517, and incorporated herein by reference).

4.5	-	Registration Rights Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).

4.6	-	Registration Rights Agreement dated March 25, 2003, between Toreador Resources Corporation and Barclays Bank PLC (previously filed as Exhibit 4.6 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.7*	-	Registration Rights Agreement dated July 26, 2003, between Toreador Resources Corporation and James R. Anderson.

10.1	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated April 11, 2003 (previously filed as Exhibit 10.32 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).

10.2*	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated May 19, 2003.

10.3*	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated June 24, 2003.

10.4*	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated August 1, 2003.

10.5*	-	Settlement Fee Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated May 19, 2003.

10.6*	-	Management and Work Fee Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated May 19, 2003.

10.7*	-	Warrant Buyback Letter between Toreador Resources Corporation and Barclays Capital dated May 19, 2003.

10.8*	-	Securities Purchase Agreement by and between Toreador Resources Corporation and James R. Anderson dated July 26, 2003.

10.9*	-	Warrant No. 024 dated March 25, 2003, issued by Toreador Resources Corporation in favor of Barclays Bank PLC.

10.10	-	Warrant No. 025 dated April 14, 2003, issued by Toreador Resources Corporation in favor of Barclays Bank PLC (previously filed as Exhibit 10.12 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 0-2517, and incorporated herein by reference).

31.1*	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On April 1, 2003, we filed a Form 8-K relating to a press release we made regarding forecasted first quarter of 2003 results and certain information regarding our operations in Turkey.

On May 22, 2003, we filed a Form 8-K relating to a press release we made regarding our results for the first quarter of 2003 and certain information regarding our operations.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION, Registrant

August 12, 2003	/s/ G. Thomas Graves III

G. Thomas Graves III President and Chief Executive Officer

August 12, 2003	/s/ Douglas W. Weir

Douglas W. Weir Senior Vice President and Chief Financial Officer

EXHIBITS INDEX

Exhibit Number		Description

3.1	-	Amended and Restated Certificate of Incorporation Toreador Resources Corporation (previously filed as Exhibit 3.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

3.2	-	Second Amended and Restated Bylaws of Toreador Resources Corporation, (previously filed as Exhibit 3.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

3.3	-	Certificate of Designation of Series A-1 Convertible Preferred Stock of Toreador Resources Corporation, dated October 30, 2002 (previously filed as Exhibit 3.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).

4.1	-	Registration Rights Agreement, effective December 16, 1998, among Toreador Royalty Corporation, and persons party thereto (previously filed as Exhibit 10.2 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, File No. 0-2517, incorporated herein by reference).

4.2	-	Settlement Agreement dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1998, File No. 0-2517, and incorporated herein by reference).

4.3	-	Registration Rights Agreement, effective July 31, 2000, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522 filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).

4.4	-	Registration Rights Agreement, effective September 11, 2000, among Toreador Resources Corporation and Earl E. Rossman, Jr., Representative of the Holders (previously filed as Exhibit 4.6 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522, filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).

4.5	-	Registration Rights Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).

Exhibit Number		Description

4.6	-	Registration Rights Agreement dated March 25, 2003, between Toreador Resources Corporation and Barclays Bank PLC (previously filed as Exhibit 4.6 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.7*	-	Registration Rights Agreement dated July 26, 2003, between Toreador Resources Corporation and James R. Anderson.

10.1	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated April 11, 2003 (previously filed as Exhibit 10.32 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).

10.2*	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated May 19, 2003.

10.3*	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated June 24, 2003.

10.4*	-	Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated August 1, 2003.

10.5*	-	Settlement Fee Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated May 19, 2003.

10.6*	-	Management and Work Fee Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated May 19, 2003.

10.7*	-	Warrant Buyback Letter between Toreador Resources Corporation and Barclays Capital dated May 19, 2003.

Exhibit Number		Description

10.8*	-	Securities Purchase Agreement by and between Toreador Resources Corporation and James R. Anderson dated July 26, 2003.

10.9*	-	Warrant No. 024 dated March 25, 2003, issued by Toreador Resources Corporation in favor of Barclays Bank PLC.

10.10	-	Warrant No. 025 dated April 14, 2003, issued by Toreador Resources Corporation in favor of Barclays Bank PLC (previously filed as Exhibit 10.12 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 0-2517, and incorporated herein by reference).

31.1*	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.