Form 10-Q
period 2003-09-30
TOREADOR RESOURCES CORP
filed 2003-11-19
CIK 98720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

            (Mark one)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ __ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 0-02517

TOREADOR RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-0991164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4809 Cole Avenue, Suite 108; Dallas, Texas 75205
(Address of principal executive offices)

                                (214) 559-3933
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 18, 2003
Common Stock, $0.15625 par value	9,337,517 shares

TOREADOR RESOURCES CORPORATION

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2003	December 31, 2002
ASSETS	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$ 619	$ 976
Accounts and notes receivable	3,809	3,855
Income taxes receivable	--	512
Available-for-sale, at fair value	32	45
Other	1,702	1,444

Total current assets	6,162	6,832

Oil and gas properties, net, using the successful efforts method of accounting	77,301	71,872

Investments in unconsolidated entities	501	2,239
Goodwill	5,467	5,467
Other assets	506	443

Total Assets	$ 89,937	$ 86,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 5,838	$ 6,865
Unrealized loss on commodity derivatives	1,052	1,036
Current portion of long-term debt	14,000	6,500
Income taxes payable	1,677	--

Total current liabilities	22,567	14,401

Long-term debt	15,473	26,860
Long-term accrued liabilities	578	880
Long-term asset retirement obligation	1,625	--
Deferred tax liability	13,346	12,531
Convertible debenture	2,160	2,160

Total liabilities	55,749	56,832

Stockholders' equity:
Preferred stock, Series A & A-1, $1.00 par value, 4,000,000 shares
Authorized; $5,925,000 liquidation preference 237,000 and 197,000 issued	237	197
Common stock, $0.15625 par value, 30,000,000
shares authorized; 10,058,544 shares issued	1,572	1,572
Capital in excess of par value	31,470	30,510
Retained earnings (deficit)	232	(1,864)
Accumulated other comprehensive income	3,211	2,140

	36,722	32,555

Treasury stock at cost:
721,027 shares	(2,534)	(2,534)

Total stockholders' equity	34,188	30,021

Total Liabilities and Stockholders' Equity	$ 89,937	$ 86,853

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(in thousands, except per share data)
Revenues:
Oil and gas sales	$ 6,279	$ 5,800	$ 19,691	$ 17,365
Gain (loss) on commodity derivatives	644	(1,128)	(1,514)	(3,562)
Lease bonuses and rentals	99	120	303	621

Total revenues	7,022	4,792	18,480	14,424

Costs and expenses:
Lease operating	2,419	1,834	5,845	5,563
Exploration and acquisition	413	263	812	712
Depreciation, depletion and amortization	996	1,428	2,924	4,601
Reduction in force	--	--	466	--
General and administrative	1,168	1,728	4,266	5,397

Total costs and expenses	4,996	5,253	14,313	16,273

Operating income (loss)	2,026	(461)	4,167	(1,849)

Other expense
Equity in losses of unconsolidated investments	(56)	(10)	(6)	(74)
Gain (loss) on sale of properties and other assets	70	(1,082)	138	(2,117)
Loss on sale of marketable securities	(33)	--	(33)	(1)
Interest and other income	136	217	963	184
Interest expense	(443)	(658)	(1,351)	(1,517)

Total other expense	(326)	(1,533)	(289)	(3,525)

Income (loss) before income taxes	1,700	(1,994)	3,878	(5,374)
Provision (benefit) for income taxes	629	(828)	1,435	(1,861)

Net income (loss)	1,071	(1,166)	2,443	(3,513)
Less: dividends on preferred shares	125	90	347	270

Income (loss) available to common shares	$ 946	$ (1,256)	$ 2,096	$ (3,783)

Basic income (loss) per share	$ 0.10	$ (0.13)	$ 0.22	$ (0.40)

Diluted income (loss) per share	$ 0.09	$ (0.13)	$ 0.22	$ (0.40)

Weighted average shares outstanding
Basic	9,338	9,338	9,338	9,345
Diluted	10,825	9,338	9,344	9,345

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$ 2,443	$(3,513)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	2,924	4,601
Loss (gain) on sale of properties	(138)	2,117
Unrealized losses on commodity derivatives	16	2,411
Equity in losses of unconsolidated investments	6	102
Deferred taxes	(193)	(1,174)
Other operating activities	48	1

Cash flow from operating activities before change in working capital	5,106	4,545
Decrease (increase) in operating assets:
Accounts and notes receivable	283	(379)
Income taxes receivable	512	(702)
Other current assets	(246)	(1,648)
Other assets	(45)	44
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(190)	(568)
Income taxes payable	1,677	292
Other	--	63

Net cash provided by operating activities	7,097	1,647

Cash flows from investing activities:
Expenditures for properties and equipment	(4,708)	(2,147)
Proceeds from the sale of properties and equipment	442	4,316
Purchase of marketable securities	--	(51)
Proceeds from sale of marketable securities	46	215

Net cash provided by (used in) investing activities	(4,220)	2,333

Cash flows from financing activities:
Payment for debt issuance costs	--	(175)
Borrowings under revolving credit arrangements	259	4,207
Repayments under revolving credit arrangements	(4,146)	(9,039)
Issuance of preferred stock	1,000	--
Payment of preferred dividends	(347)	(270)
Purchase of treasury stock	--	(180)

Net cash used in financing activities	(3,234)	(5,457)

Net decrease in cash and cash equivalents	(357)	(1,477)
Cash and cash equivalents, beginning of period	976	2,155

Cash and cash equivalents, end of period	$ 619	$ 678

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 973	$ 1,473
Income taxes paid	--	124
Asset retirement obligation at January 1, 2003	1,690	--
Capitalized asset retirement obligation, net	1,762	--

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

You should read these consolidated unaudited financial statements along with the consolidated financial statements and notes in the 2002 Annual Report on Form 10-K of Toreador Resources Corporation (the “Company, we, us, our”) filed with the Securities and Exchange Commission. In our opinion, the information furnished herein reflects all normal nonrecurring adjustments necessary for a fair presentation of the results of these interim periods.

Unless otherwise noted, amounts reported in tables are in thousands, except per share and product per unit data.

NOTE 2 — COMPREHENSIVE INCOME

The following table presents the components of comprehensive income, net of related tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$ 1,071	$(1,166)	$2,443	$(3,513)
Foreign currency translation adjustment	(360)	657	1,058	(183)
Change in fair value of
available-for-sale securities	(5)	(17)	13	(68)

Comprehensive income (loss)	$ 706	$ (526)	$3,514	$(3,764)

NOTE 3 — RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On August 15, 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“Statement 143”). Initiated in 1994 as a project to account for the costs of nuclear decommissioning, the FASB expanded the scope to include similar closure or removal-type costs in other industries that are incurred at any time during the life of an asset. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard became effective for fiscal years beginning after June 15, 2002. We adopted Statement 143 on January 1, 2003. Upon adoption of Statement 143, we recorded an increase to Property and Equipment and an offsetting entry to Asset Retirement Obligations of approximately $1,690,000 and $1,716,000, respectively, as a result of the Company separately accounting for salvage values and recording the estimated fair value of its plugging and abandonment obligation on the balance sheet. The impact of adopting Statement 143 was determined to be immaterial. We do not expect the effects of adopting Statement 143 to have a material impact on our financial position or results of operations in future years.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables describe on a pro forma basis our asset retirement liability as if Statement 143 had been adopted on January 1, 2002:

	2003	2002
Asset retirement obligation January 1	$1,690	$2,153
Asset retirement accretion expense	78	90
Less: plugging cost	5	--
Less: property sold	1	399

Asset retirement obligation at Sept. 30	$1,762	$1,844

	Three Months Ended Sept 30, 2002	Nine Months Ended Sept 30, 2002
Net loss, reported	$ (1,166)	$ (3,513)
Less: retirement obligation accretion
expense	27	90
Plus: depreciation on salvage value	--	--

Net loss pro forma	$ (1,193)	$ (3,603)

Loss per share:
As reported
Basic	$ (0.13)	$ (0.40)
Diluted	$ (0.13)	$ (0.40)
Pro forma
Basic	$ (0.14)	$ (0.41)
Diluted	$ (0.14)	$ (0.41)

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 requires that a liability for costs associated with an exit or disposal activity should be initially recognized when it is incurred. Under previous standards, such costs were recognized in the period in which an entity committed to a plan of disposal. Under Statement 146, the costs are recognized in the period when an actual disposal is under way. Examples of costs included under Statement 146 include one-time termination benefits, costs to consolidate or close facilities and costs to relocate employees. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. On June 17, 2003, Toreador committed to the termination of four employees. Two engineers, one geologist and one part-time employee were terminated in an effort to reduce general and administrative costs. Total severance expense and liability for the nine months ended September 30, 2003, were approximately $466,000 and $348,000, respectively. The following table provides a reconciliation of the liability:

Exit Cost or Disposal Activity	Amount

Employee severance liability June 17, 2003	$466
Cost incurred	--
Adjustments	--
Less: Payroll payments	118

Severance liability September 30, 2003	$348

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“Statement 148”). Statement 148 provides alternative methods of transition to the fair value method of accounting proscribed by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not require companies to account for employee stock options under the fair value method. We do not anticipate adopting the fair value method of accounting for stock-based compensation; however, we have adopted the disclosure provisions of Statement 148 in this filing. Net income would have been adjusted for the pro forma amounts as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income (loss) available to common shares
As reported	$946	$(1,256)	$2,095	$(3,783)
Stock-based employee compensation
expense determined under fair value
method, net of tax	(124)	(104)	(325)	(443)

Pro forma	$822	$(1,360)	$1,770	$(4,226)

Income (loss) available to common shares, basic:
As reported	$ 0.10	$ (0.13)	$ 0.22	$ (0.40)
Pro forma	$ 0.09	$ (0.15)	$ 0.19	$ (0.45)
Income (loss) available to common shares, diluted:
As reported	$ 0.09	$ (0.13)	$ 0.22	$ (0.40)
Pro forma	$ 0.07	$ (0.15)	$ 0.19	$ (0.45)

NOTE 4 – GEOGRAPHIC OPERATING SEGMENT INFORMATION

We have operations in only one industry segment, the oil and gas exploration and production industry. We are structured along geographic operating segments or regions. As a result, we have reportable operations in the United States, France and Turkey. Geographic operating segment income tax expenses have been determined based on statutory rates existing in the various tax jurisdictions where we have oil and natural gas producing activities.

The following tables provide the geographic operating segment data required by Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. Operations in France and Turkey began when we completed our acquisition of Madison on December 31, 2001 (the “Merger”).

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,
	2003				2002
	United States	France	Turkey	Total	United States	France	Turkey	Total
Revenues:
Oil and gas sales	$2,724	$2,620	$935	$6,279	$2,670	$2,382	$748	$5,800

Gain (loss) on commodity derivatives	694	(50)	--	644	(446)	(682)	--	(1,128)

Lease bonus and rentals	99	--	--	99	120	--	--	120

Total revenues	3,517	2,570	935	7,022	2,344	1,700	748	4,792

Cost and expenses:
Lease operating	591	1,216	612	2,419	601	997	236	1,834
Exploration and acquisition	358	44	11	413	263	--	--	263
Depreciation, depletion and
amortization	417	326	253	996	678	466	284	1,428
General and administrative	846	187	135	1,168	1,305	167	256	1,728

Total costs and expenses	2,212	1,773	1,011	4,996	2,847	1,630	776	5,253

Operating income (loss)	1,305	797	(76)	2,026	(503)	70	(28)	(461)

Other income (expense)
Equity in gains (losses) of
unconsolidated investments	(56)	--	--	(56)	(10)	--	--	(10)
Gain (loss) on sale of properties	70	--	--	70	(1,082)	--	--	(1,082)
Loss on sale of marketable securities	(33)	--	--	(33)	--	--	--	--
Interest and other income (expense)	86	75	(25)	136	31	180	6	217
Interest income (expense)	(318)	(138)	13	(443)	(475)	(183)	--	(658)

Total other income (expense)	(251)	(63)	(12)	(326)	(1,536)	(3)	6	(1,533)

Income (loss) before income tax	1,054	734	88	1,700	(2,039)	67	(22)	(1,994)

Provision (benefit) for income taxes	390	272	(33)	629	(828)	--	--	(828)

Net income (loss)	664	462	(55)	1,071	(1,211)	67	(22)	(1,166)
Dividends on preferred shares	125	--	--	125	90	--	--	90

Total assets (1)	$89,892	$29,661	$11,401	$89,937	$91,060	$24,666	$9,424	$85,828

(1)     Total consolidated assets reflect the effect of intersegment eliminations.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30,
	2003				2002
	United States	France	Turkey	Total	United States	France	Turkey	Total
Revenues:
Oil and gas sales	$10,234	$7,291	$2,166	$19,691	$8,642	$6,934	$1,789	$17,365
Gain (loss) on commodity derivatives	(1,162)	(352)	--	(1,514)	(1,612)	(1,950)	--	(3,562)
Lease bonus and rentals	303	--	--	303	621	--	--	621

Total Revenues	9,375	6,939	2,166	18,480	7,651	4,984	1,789	14,424
Cost and expenses:
Lease operating	1,646	3,185	1,014	5,845	1,877	3,008	678	5,563
Exploration and acquisition	696	44	72	812	712	--	--	712
Depreciation, depletion and
amortization	1,353	957	614	2,924	2,527	1,359	715	4,601
Reduction in force	466	--	--	466	--	--	--	--
General and administrative	2,863	904	499	4,266	4,393	417	587	5,397

Total costs and expenses	7,024	5,090	2,199	14,313	9,509	4,784	1,980	16,273

Operating income (loss)	2,351	1,849	(33)	4,167	(1,858)	200	(191)	(1,849)

Other income (expense)
Equity in gains (losses) of
unconsolidated investments	(6)	--	--	(6)	(74)	--	--	(74)
Gain (loss) on sale of properties	138	--	--	138	(2,117)	--	--	(2,117)
Loss on sale of marketable securities	(33)	--	--	(33)	(1)	--	--	(1)
Interest and other income (expense)	140	906	(83)	963	49	115	20	184
Interest expense	(972)	(379)	--	(1,351)	(1,030)	(487)	--	(1,517)

Total other income (expense)	(733)	527	(83)	(289)	(3,173)	(372)	20	(3,525)

Income (loss) before income tax	1,618	2,376	(116)	3,878	(5,031)	(172)	(171)	(5,374)

Provision (benefit) for income taxes	598	879	(43)	1,435	(1,861)	--	--	(1,861)

Net income (loss)	1,020	1,497	(73)	2,443	(3,170)	(172)	(171)	(3,513)
Dividends on preferred shares	347	--	--	347	270	--	--	270

Total assets (1)	$89,892	$29,661	$11,401	$89,937	$91,060	$24,666	$9,424	$85,828

(1)     Total consolidated assets reflect the effect of intersegment eliminations.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

We utilize commodity derivative instruments as part of our risk management program. These commodity derivatives are not designated as hedges. These transactions are generally structured as either swaps or collar contracts. A swap has the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if the price falls below a floor price or exceeds a ceiling price. These instruments (i) reduce the effect of the price fluctuations of the commodities we produce and sell; (ii) support our annual capital budgeting and expenditure plans; (iii) protect the amounts required for servicing outstanding debt; and (iv) maximize the funds available under our existing credit facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of our United States transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell. The counterparty of our French transactions is Barclays Capital.

The following table lists our open natural gas derivative contracts as of September 30, 2003. All contracts are based on NYMEX pricing. We estimated the fair value of the option agreement at September 30, 2003, from quotes by the counterparty representing the amounts we would expect to receive or pay to terminate the agreements on that date. We estimated the fair value of the swap agreement based on the difference between the strike prices and the forward NYMEX prices for each determination period multiplied by the notional volume for each period.

Contract Type	Effective Date	Termination Date	Notional Volume per Month (MMBtu)(1)	Aggregate Volume (MMBtu)(1)	Strike Price per MMBtu	Fair Value- Gain/(Loss) September 30, 2003
Swap	Nov 2003	December 2003	30,000	60,000	$ 3.900	$ (63)
	January 2004	December 2004	50,000	600,000	$ 3.900	$ (577)

Put Option	Nov 2003	December 2003	80,000	160,000	$ 3.250	$ 1
	January 2004	December 2004	50,000	600,000	$ 3.250	$ 52

Call Option	Nov 2003	December 2003	80,000	160,000	$ 4.850	$ (76)
	January 2004	December 2004	50,000	600,000	$ 5.275	$ (332)

           (1)    MMBtu - Million British thermal units.

The following table lists our open crude oil derivative contracts as of September 30, 2003. Our crude oil derivatives will expire at December 31, 2003. We estimated the fair value of the swap agreements based on the difference between the strike prices and the forward index prices for each determination period multiplied by the notional volume for each period.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Contract Type	Effective Date	Termination Date	Notional Volume per Month (Bbls)	Aggregate Volume (Bbls)	Strike Price per Bbl	Fair Value- Gain/(Loss) September 30, 2003
Brent Crude Swap	Nov 2003	December 2003	20,000	40,000	$ 23.108	$ (57)

NOTE 6 – LONG-TERM DEBT

On May 9, 2002, we amended our revolving credit facility with Bank of Texas (the “Texas Facility”). The amendment divided the amounts outstanding into two tranches. Tranche A amounted to $18.0 million, and Tranche B represented all amounts outstanding in excess of Tranche A. The amendment required that all amounts outstanding under Tranche B be repaid by July 15, 2002, and called for a monthly penalty of $50,000 if such amounts were not repaid by July 15, 2002. In connection with this amendment, we paid a fee of $100,000. On August 1, 2002, we amended the Texas Facility again. Under the terms of this amendment, Tranche A was increased to $20.0 million, and the due date for Tranche B was extended to November 1, 2002. Additionally, this amendment required no monthly penalty if all amounts under Tranche B were repaid by November 1, 2002. In connection with this amendment, we paid a fee of $75,000. On September 23, 2002, we amended the Texas Facility again. This amendment eliminated the Tranches, set the borrowing base at $19.4 million and calls for monthly principal payments of $150,000 until amended. There was no fee associated with this amendment. At September 30, 2003, there was $17.3 million outstanding under the Texas Facility, and, in accordance with the amendment, we have included $1.8 million under the current portion of long-term debt on the balance sheet.

As part of our Merger with Madison, we became subject to a revolving credit facility between Madison and Barclays Bank, Plc (the “Barclays Facility”) that matures on December 31, 2005, and is secured by the production from our French properties and the stock of Madison Oil Company’s subsidiaries. The Barclays Facility is subject to interest rates based on LIBOR plus 2.5%. Total borrowings are limited to the lesser of the nominal facility amount or a semi-annual borrowing base. In early 2002, Barclays advised us that it intended to withdraw from the reserve-based lending business. As a result of this change in direction by Barclays and the existence of various technical defaults under the Barclays Facility, in 2003 we entered into various waiver agreements with Barclays. Pursuant to the terms of the current Amendment Agreement to the Barclays Facility, we are required to make monthly principal payments through August 2004 equal to the available net cash flow after expenses of our international operations. We are also required to make fee payments monthly in the amount of $25,000 out of international cash flow pursuant to the terms of the Management and Work Fee Letter dated May 19, 2003. Pursuant to the terms of the current Amendment Agreement, Barclays will conduct a borrowing base review in January 2004. If at that borrowing base review, the ratio of relevant net present value to total indebtedness is less than 1.5;1, it will be an event of default under the Barclays Facility.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Pursuant to the terms of the waiver agreements previously entered into in 2003, we issued to Barclays warrants that are currently exercisable to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $3.50 per share and issued an additional warrant that is exercisable after April 13, 2004 to purchase 100,000 shares of our common stock at an exercise price of $3.52 per share. These warrants have certain registration rights. Under the terms of the Warrant Buyback Letter dated May 19, 2003, Toreador is required to buy the 500,000 outstanding warrants back from Barclays for the sum of $100,000. The buyback is predicated on the final settlement of all obligations relating to the Barclays Facility. Per the terms of the Settlement Fee Letter dated May 19, 2003, we have also agreed to make a final settlement payment of $925,000, less the sum of all payments made to Barclays for interim fees before the final settlement that will be due at the time we extinguish the Barclays Facility. We have also agreed, among other items, to apply certain amounts that may be received by Toreador for the Turkish registered capital repatriation to the repayment of the Barclays Facility. During the first nine months of 2003, we used $2.4 million of our available cash flow to reduce the amounts outstanding under the Barclays Facility.

We have diligently explored and are continuing to explore alternatives to refinance all or part of our existing capital structure, including the Barclays Facility. We are evaluating a number of alternatives to provide funds necessary for the extinguishment of the Barclays Facility, including a structured financing or bridge financing to be provided by a third party, a possible sale of additional equity or debt and a potential sale of a portion of U.S. or French assets. Our intent is that the Barclays Facility will be extinguished in less than twelve months. Accordingly, we have included the entire balance owed to Barclays, $12.2 million, in the current portion of long-term debt on the balance sheet. However, no assurance can be given that any of these alternatives will be available as a means of discharging the Barclays Facility and providing additional working capital.

NOTE 7 – LITIGATION

Karak Petroleum. Madison and its wholly owned subsidiary Trans-Dominion Holdings Ltd. were named as defendants in a complaint filed in Alberta, Canada, in 1999. The complaint arose from a dispute between Karak Petroleum, a subsidiary of Trans-Dominion Holdings, and the operator of an exploratory well in Pakistan in 1994 in which Karak was a joint interest partner. The plaintiffs alleged that they were owed approximately $500,000. On August 7, 2002, we reached an agreement with the plaintiffs in this matter. Under the terms of the agreement, we agreed to pay the plaintiffs $400,000 for full release of liability. Written documentation reflecting the foregoing was finalized on August 29, 2002. The agreement required that we remit the $400,000 in two installments. The first installment of $50,000 was paid on August 29, 2002, and the remaining $350,000 was to be paid by February 3, 2003. This liability was recorded in 2002. In February 2003, the plaintiffs agreed to accept the $350,000 in varying monthly installments payable at the beginning of each month beginning February 2003 and concluding in December 2003. As of September 30, 2003, $265,000 remained to be paid.

Turkish Registered Capital. Under the existing Petroleum Law of Turkey, capital that is invested by foreign companies in projects such as oil and gas exploration can be registered with the General Directorate of Petroleum Affairs, thereby qualifying for protection against adverse changes in the exchange rate between the time of the initial investment and the time such capital is repatriated out of Turkey. Since 1997 the Turkish government has suspended such protection for repatriated capital. As the holder of more than $50 million of registered capital, we have filed suit in Turkey to attempt to restore the exchange rate protections afforded under the law. No amounts are accrued related to this contingency. Holders of Madison common stock have the right to receive, in cash or our common stock, 30% of any payments received from the Turkish government for the protection of repatriated capital if the amounts are applied for prior to December 31, 2003, and paid by December 31, 2004. In March 2002, a lower level court ruled in favor of Madison. The ruling was subject to automatic appeal that was heard on December 31, 2002. The appellate court reversed the lower court’s ruling. We have appealed the ruling of the appellate court and expect a hearing no later then the end of December 2003. The current appeal is the last appeal that can be made by either side in this case.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – ISSUANCE OF PREFERRED STOCK

On July 26, August 13 and October 20, 2003, 20,000, 20,000 and 34,000 shares of Series A-1 Convertible Preferred Stock were issued for $500,000, $500,000 and $850,000, respectively. The 34,000 shares issued in October 2003 were issued to William I. Lee, a Toreador director, and Wilco Properties Inc., an entity controlled by Mr. Lee. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion of the shares of Series A-1 Convertible Preferred Stock would amount to 462,500 Toreador common shares). The $4.00 conversion price was higher than the market price of our common stock at the time of issuance. The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A-1 Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter. In connection with the securities purchase agreements, the parties entered into registration rights agreements pursuant to which the holder has the right to register for resale the common stock issuable upon conversion of the Series A-1 Convertible Preferred Stock if we register certain of our securities.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 – EARNINGS PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003		2002	2003		2002
		(in thousands, except per share data)
Basic earnings per share
Numerator:
Net income (loss)	$1,071		$(1,166)	$2,443		$(3,513)
Less: dividends on preferred shares	125		90	347		270

Income (loss) available to common shares	$946		$(1,256)	$2,096		$(3,783)

Denominator:
Common shares outstanding	9,338		9,338	9,338		9,345
Basic earnings (loss) per share	$0.10		$(0.13)	$0.22		$(0.40)
Diluted earnings per share
Numerator:
Net income (loss)	$1,071		$(1,166)	$2,443		$(3,513)
Plus interest on debenture net of tax	N/A	(1)	N/A (1)	N/A	(1)	N/A (1)
Less: dividends on preferred shares	N/A		90	347		270

Income (loss) available to common shares	$1,071		$(1,256)	$2,096		$(3,783)

Denominator:
Common shares outstanding	9,338		9,338	9,338		9,345
Common stock options and warrants	6		N/A (3)	6		N/A (3)
Conversion of preferred shares	1,481		N/A (3)	N/A	(2)	N/A (3)
Conversion of debenture	N/A	(1)	N/A (3)	N/A	(1)	N/A (3)

Diluted shares outstanding	10,825		9,338	9,344		9,345

Diluted earnings per share	$0.09		$(0.13)	$0.22		$(0.40)

(1) The conversion of the debenture would have been antidilutive. Therefore, no conversion is assumed for this calculation.
(2)    The conversion of the preferred shares would have been antidilutive. Therefore, no conversion is assumed for this calculation.
(3) Due to the net loss for the three-and nine-month periods ended September 30, 2002, there were no dilutive shares.

ITEM	2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report may constitute "forward-looking" statements for purposes of the Securities Act of 1933, and the Securities Exchange Act of 1934 and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words "anticipates," "estimates," "plans," "believes," "continues," "expects," "projections," "forecasts," "intends," "may," "might," "could," "should," and similar expressions are intended to be among the statements that identify forward-looking statements. Various factors that could cause the actual results, performance or achievements to differ materially from our expectations are disclosed in this report ("Cautionary Statements"), including, without limitation, those statements made in conjunction with the forward-looking statements included under the caption identified above and otherwise herein. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the Cautionary Statements.

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with Notes 6 and 8 in the Notes to Consolidated Financial Statements included in this filing.

For the first nine months of 2003, net cash provided by operations was $7.1 million, compared with $1.6 million for the year-ago period. We continually review the operating results of each of our properties. When we determine properties are underperforming, we attempt remediation and subsequently liquidate them if necessary. During the nine months ended September 30, 2003, we received $0.4 million in proceeds from sales of property and equipment. We expect that cash flow provided by operating activities for the remaining three months of 2003 will be approximately $2.0 million.

We currently have two senior borrowing facilities. First, we have a revolving credit facility with Bank of Texas (the "Texas Facility"), which had permitted borrowings of $17.3 million at September 30, 2003. We are required to make monthly principal payments of $150,000 under the Texas Facility until amended. Accordingly, we have included $1.8 million in the current portion of long-term debt on the balance sheet.

We also have a revolving credit facility with Barclays Bank, Plc (the "Barclays Facility"). Under the Barclays Facility, we had $12.2 million outstanding at September 30, 2003. Barclays previously advised us that it intended to withdraw from the reserve-based lending business and that an absent assumption by third-party lender, we will not be allowed to borrow any additional funds under the Barclays Facility. As a result of this change in direction and the existence of various technical defaults under the Barclays Facility, in 2003 we entered into various waiver agreements with Barclays. Pursuant to the terms of the curent Amendment Agreement to the Barclays Facility, we are required to make monthly principal payments through August 2004 equal to the available net cash flow after expenses of our international operations. We are also required to make fee payments monthly in the amount of $25,000 out of international cash flow pursuant to the terms of the Management and Work Fee Letter dated May 19, 2003. Pursuant to the terms of the current Amendment Agreement, Barclays will conduct a borrowing base review in January 2004. If at that borrowing base review, the ratio of relevant net present value to total indebtedness is less than 1.5;1, it will be an event of default under the Barclays Facility.

Pursuant to the terms of the waiver agreements previously entered into in 2003, we have issued to Barclays warrants that are currently exercisable to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $3.50 per share and issued an additional warrant that is exercisable after April 13, 2004 to purchase 100,000 shares of our common stock at an exercise price of $3.52 per share. These warrants have certain registration rights. Under the terms of the Warrant Buyback Letter dated May 19, 2003, Toreador is required to buy the 500,000 outstanding warrants back from Barclays for the sum of $100,000. The buyback is predicated on the final settlement of all obligations relating to the Barclays Facility. Per the terms of the Settlement Fee Letter dated May 19, 2003, we have also agreed to make a final settlement payment of $925,000, less the sum of all payments made to Barclays for interim fees before the final settlement that will be due at the time we extinguish the Barclays Facility. We have also agreed, among other items, to apply certain amounts that may be received by Toreador for the Turkish registered capital repatriation to the repayment of the Barclays Facility. During the first nine months of 2003, we used $2.4 million of our available cash flow to reduce the amounts outstanding under the Barclays Facility.

We have diligently explored and are continuing to explore alternatives to refinance all or part of our existing capital structure, including the Barclays Facility. We are evaluating a number of alternatives to provide funds necessary for the extinguishment of the Barclays Facility, including a structured financing or bridge financing to be provided by a third party, a possible sale of additional equity or debt, and a potential sale of a portion of our U.S. or French assets. Our intent is that the Barclays Facility will be extinguished in less than twelve months. Accordingly, we have included the entire balance owed to Barclays, $12.2 million, in the current portion of long-term debt on the balance sheet. However, no assurance can be given that any of these alternatives will be available as a means of discharging the Barclays Facility and providing additional working capital.

Toreador had 160,000 shares of nonvoting Series A Convertible Preferred Stock outstanding at September 30, 2003. At the option of the holder, the Series A Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 1,000,000 Toreador common shares). The Series A Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time after December 1, 2004, we may elect to redeem for cash any or all shares of Series A Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until November 30, 2005, 104% until November 30, 2006, 103% until November 30, 2007, 102% until November 30, 2008, 101% until November 30, 2009, and 100% thereafter.

In November 2002 we issued 37,000 shares of nonvoting Series A-1 Convertible Preferred Stock. An additional 40,000 shares were issued in the third quarter of 2003 along with 34,000 shares in October 2003. The 34,000 shares issued in October 2003 were issued to William I. Lee, a Toreador director, and Wilco Properties, Inc., an entity controlled by Mr. Lee. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to an aggregate of 693,750 Toreador common shares). The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A-1 Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter.

We anticipate that our 2003 capital expenditures budget, excluding any acquisitions we may make, will be approximately $5.0 million. Capital expenditures through September 30, 2003 were $4.3 million. We intend to fund our capital expenditures budget from operating cash flow. We will continue to spend most of our 2003 capital budget on prospects in our inventory as a result of the acquisition of Madison (the "Merger"). We will limit our activity in France to remedial work on our existing properties. In Turkey, we anticipate exploration work will continue on several projects.

We expect to receive future funds through production from existing producing properties and new producing properties that may be discovered through exploration, along with development properties added to existing fields. In addition to the properties described above, we also may acquire other producing oil and gas assets, which could require the use of debt, including the Texas Facility or other forms of financing.

Dividends on our common stock may be declared and paid out of funds legally available when and as determined by our board of directors. Our policy is to hold and invest corporate funds on a conservative basis, and, thus, we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, under the terms of the Texas Facility we are prohibited from paying dividends over $100,000 without prior consent from Bank of Texas, National Association (other than dividends payable in shares of common stock). The terms of our Series A Convertible Preferred Stock and our Series A-1 Convertible Preferred Stock prohibit us from paying dividends on the common stock without the approval of the holders of a majority of the then outstanding shares of the Series A Convertible Preferred Stock and the Series A-1 Convertible Preferred Stock.

Dividends on our Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock are paid quarterly. Cash dividends totaling $346,626 and $270,000 were paid for the nine-month periods ended September 30, 2003 and 2002, respectively. The first 37,000 shares of the Series A-1 Convertible Preferred Stock were issued on November 1, 2002, and an additional 40,000 and 34,000 shares of the Series A-1 Convertible Preferred Stock were issued in the third quarter 2003 and October 2003, respectively. Future dividends will be paid in cash at the rate of $152,438 per full calendar quarter. We are prohibited from paying dividends over $100,000 without the consent of the Bank of Texas, National Association. Thus, approval will be required prior to the payment of the above-mentioned dividends.

We believe that sufficient funds will be available from operating cash flow to meet anticipated capital requirements for fiscal 2003. The following table sets forth our contractual obligations in thousands at September 30, 2003 for the periods shown:

Due Within
	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Debt	$ 29,473	$ 14,000	$ 15,473	$ --	$ --
Leases	1,396	341	345	375	335

Total	$ 30,869	$ 14,341	$ 15,818	$ 375	$ 335

CRITICAL ACCOUNTING POLICIES

Other than the adoption of Statement 143 discussed in Note 3 in the Notes to Consolidated Financial Statements included in this filing, we did not have any changes in our critical accounting policies or in our significant accounting estimates during the three months ended September 30, 2003. Please see our Annual Report on Form 10-K for the year ended December 31, 2002, for a detailed discussion of our critical accounting policies.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The following tables present production and average unit prices and costs for the geographic segments indicated:

	Three Months Ended September 30,			Three Months Ended September 30,
	2003	2002		2003	2002
Production			Average Price
Oil (MBbls):			Oil($/Bbl):
United States	46	56	United States	$ 27.60	$ 24.12
France	96	100	France	27.33	23.75
Turkey	25	30	Turkey	25.83	24.87

Total	167	186	Total	$ 27.17	$ 24.04

Gas (MMcf):			Gas($/Mcf):
United States	352	472	United States	$ 4.68	$ 2.66
France	--	--	France	--	--
Turkey	--	--	Turkey	--	--

Total	352	472	Total	$ 4.68	$ 2.66

MBOE:			$/BOE:
United States	105	135	United States	$ 27.51	$ 19.34
France	96	100	France	27.33	23.75
Turkey	25	30	Turkey	25.83	24.87

Total	226	265	Total	$ 27.25	$ 21.64

REVENUES

Oil and gas sales. Third-quarter 2003 oil and gas sales of $6.3 million rose 8%, or $479,000, compared with oil and gas sales of $5.8 million for the third quarter of 2002. Higher oil and gas prices accounted for the increase. The decline in production was due to the temporary loss of producing wells in which we have interests, as well as property sales during the last six months of 2002. Revenues from the sold properties were included in oil and gas sales for the third quarter of 2002. The production decrease was offset by higher oil and gas prices. The average realized gas price in the third quarter of 2003 was $4.68 per thousand cubic feet (Mcf) versus $2.66 per Mcf in the third quarter of 2002. The average realized oil price for the third quarter of 2003 was $27.17 per barrel versus $24.04 per barrel for the year-ago period.

Gain (loss) on commodity derivatives. We utilize commodity derivative instruments as part of our risk management program. These transactions are generally structured as either swaps or collar contracts. A swap has the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if the price falls below a floor price or exceeds a ceiling price. These instruments (i) reduce the effect of the price fluctuations of the commodities we produce and sell; (ii) support our annual capital budgeting and expenditure plans; (iii) protect the amounts required for servicing outstanding debt; and (iv) maximize the funds available under our existing credit facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of our United States transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell. The counterparty of our French transactions is Barclays Capital. During the third quarter of 2003, we had an unrealized gain of approximately $888,000 related to hedging activity, as well as realized losses of approximately $244,000. During the third quarter of 2002, we had an unrealized loss of $304,000 and a realized loss of $824,000. As noted above, we have structured our commodity derivatives to reduce the effect of price fluctuations of the commodities we produce and sell. As a result, these derivatives decline in value as the underlying commodity prices rise. Any losses incurred on derivatives are offset by higher actual oil and gas sales revenues due to increased prices for the products. See Note 5 in the Notes to Consolidated Financial Statements included in this filing for more details.

Lease bonuses and rentals. Third-quarter 2003 lease bonuses and rentals were $99,000, declining $21,000 from third-quarter 2002 lease bonuses and rentals of $120,000. The decrease was due to reduced leasing activity on the minerals we own.

EXPENSES

Lease operating. Lease operating expenses increased $585,000, or 32%, due to workover expenses in France along with an adjustment made to reclassify Turkish production taxes as lease operating expense rather then a deduction from oil and gas sales.

Exploration and acquisition. Exploration and acquisition expenses for the third quarter of 2003 were $413,000, 57% higher than exploration and acquisition expenses of $263,000 in the third quarter of 2002 due to increased evaluation activity on our prospects in Turkey.

Depreciation, depletion and amortization. Third-quarter 2003 depreciation, depletion and amortization expenses decreased $432,000, or 30%, from the third quarter of 2002 due to the sale of U.S. properties in the last six months of 2002 along with a lower unit of production rate than that used in 2002.

General and administrative. General and administrative expenses decreased $560,000, or 32%, for the third quarter of 2003 compared with the third quarter of 2002. A large portion of the general and administrative expense costs in the third quarter of 2002 was attributable to the Madison Merger. Overall general and administrative costs were lower on a quarterly comparative basis due to a reduction in overhead. One of management’s primary objectives is to continue to reduce expenses.

OTHER INCOME AND EXPENSE

Other income and expense resulted in a net charge to expense of $326,000 for the third quarter of 2003 versus a net charge to expense of $1.5 million for the third quarter of 2002. Net expense decreased $1.2 million primarily due to a gain on property sales of $70,000 in the third quarter of 2003 versus a loss of $1.1 million from the sale of properties in the same period of 2002.

NET INCOME (LOSS) AVAILABLE TO COMMON SHARES

For the third quarter of 2003, we reported net income before taxes of $1.7 million, compared with a net loss before taxes of $2.0 million for the same period of 2002. Third-quarter 2003 income applicable to common shares was $946,000 versus a loss applicable to common shares of $1.3 million in the third quarter of 2002.

OTHER COMPREHENSIVE INCOME

This item should be read in conjunction with Note 2 in the Notes to Consolidated Financial Statements included in this filing.

The most significant element of comprehensive income, other than net income (loss), is foreign currency translation. The functional currency of our operations in France is the Euro, and in Turkey the functional currency is the Turkish Lira. The exchange rates used to translate the financial position of those operations at September 30, 2003, were approximately US$1.151 per Euro and US$0.73 per million Turkish Lira. The Euro rate at June 30, 2003, was US$1.144 per Euro and US$0.71 per million Turkish Lira. These fluctuations caused an unrealized gain of $360,000 for the third quarter of 2003 versus an unrealized loss of $657,000 for the same period of 2002.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2003	2002		2003	2002
Production			Average Price
Oil (MBbls):			Oil($/Bbl):
United States	142	191	United States	$ 27.95	$ 21.79
France	284	316	France	25.66	21.98
Turkey	83	82	Turkey	26.01	21.74

Total	509	589	Total	$ 26.35	$ 21.88

Gas (MMcf):			Gas($/Mcf):
United States	1,202	1,437	United States	$ 5.01	$ 2.89
France	--	--	France	--	--
Turkey	--	--	Turkey	--	--

Total	1,202	1,437	Total	$ 5.01	$ 2.89

MBOE:			$/BOE:
United States	342	430	United States	$ 29.18	$ 19.31
France	284	316	France	25.66	21.98
Turkey	83	82	Turkey	26.01	21.74

Total	709	828	Total	$ 27.40	$ 20.57

REVENUES

Oil and gas sales. Oil and gas sales for the nine months ended September 30, 2003, rose 13%, or $2.3 million, compared with the same period of 2002. The increase was due to higher oil and gas prices. For the nine months ended September 30, 2003, oil and gas sales were $19.7 million versus $17.4 million for the same period of 2002. The average realized oil prices for the first nine months of 2003 was $26.35 per barrel compared with $21.88 per barrel for the year-earlier period. The average realized gas price for the first nine months of 2003 was $5.01 per Mcf versus $2.89 per Mcf for the first nine months of 2002. For the nine-month 2003 period, overall production declined, the result of the temporary loss of producing wells in which we have interests, natural decline and property sales during the last six months of 2002. Revenues from the sold properties were included in oil and gas sales for the first nine months of 2002.

Gain (loss) on commodity derivatives. We utilize commodity derivative instruments as part of our risk management program. These transactions are generally structured as either swaps or collar contracts. A swap has the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if the price falls below a floor price or exceeds a ceiling price. These instruments (i) reduce the effect of price fluctuations of the commodities we produce and sell; (ii) support our annual capital budgeting and expenditure plans; (iii) protect the amounts required for servicing outstanding debt; and (iv) maximize funds available under our existing credit facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of our United States transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell. The counterparty of our French transactions is Barclays Capital. During the first nine months of 2003, we had an unrealized loss of approximately $16,000 related to hedging activity, as well as realized losses of approximately $1.5 million. During the first nine months of 2002, we had an unrealized loss of $2.4 million and a realized loss of $1.2 million. As noted above, we have structured our commodity derivatives to reduce the effect of price fluctuations of the commodities we produce and sell. As a result, these derivatives decline in value as the underlying commodity prices rise. Any losses incurred on derivatives are offset by higher actual oil and gas sales revenues due to increased prices for the products. See Note 5 in the Notes to Consolidated Financial Statements included in this filing for more details.

Lease bonuses and rentals. Nine-month 2003 lease bonuses and rentals were $303,000, declining $318,000 from nine-month 2002 lease bonuses and rentals of $621,000. The decrease was due to a decline in leasing activity on the minerals we own.

EXPENSES

Lease operating. For the first nine months of 2003, lease operating expenses increased $282,000, or 5%, compared with the same period in 2002 due to increased workover costs in France.

Exploration and acquisition. Exploration and acquisition expenses for the first nine months of 2003 rose $100,000 to $812,000 from $712,000 for the first nine months of 2002. The increase was due to greater activity in Turkey and Romania.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses for the first nine months of 2003 decreased $1.7 million, or 36%, compared with the year-ago period due to the sale of U.S. properties in the last six months of 2002 along with a lower unit of production rate than that used in 2002.

Reduction in force. In June 2003, Toreador reduced its staff by two engineers, one geologist and one part-time employee. Total severance expense was $466,000.

General and administrative. General and administrative expenses decreased $1.1 million, or 21%, for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002. A large portion of the general and administrative costs in 2002 was attributable to the Madison Merger. During the first nine months of 2003, legal fees decreased $299,000, professional fees decreased $288,000, and shareholder relations costs decreased $109,000. Salaries declined $368,000 for the first nine months of 2003 versus the first nine months of 2002 due to a reduction in overhead. Management considers further reduction of general and administrative costs to be a high priority.

OTHER INCOME AND EXPENSE

Other income and expense resulted in a net charge to expense of $289,000 for the first nine months of 2003 versus a net charge to expense of $3.5 million for the year-ago period. Net expense decreased $3.2 million primarily due to a gain on property sales of $138,000 for the first nine months of 2003, compared with a $2.1 million loss for the year-earlier period. The remainder of the decrease resulted from foreign currency transaction gains on Barclays Facility payments in U.S. dollars while the Euro increased in value during the period.

NET INCOME (LOSS) AVAILABLE TO COMMON SHARES

For the nine months ended September 30, 2003, net income before taxes was $3.9 million, compared with a net loss before taxes of $5.4 million for the same period of 2002. For the first nine months of 2003, income applicable to common shares was $2.1 million versus a loss applicable to common shares of $3.8 million for the same period of 2002.

OTHER COMPREHENSIVE INCOME

This item should be read in conjunction with Note 2 in the Notes to Consolidated Financial Statements included in this filing.

The most significant element of comprehensive income, other than net income (loss), is foreign currency translation. The functional currency of our operations in France is the Euro, and in Turkey the functional currency is the Turkish Lira. The exchange rates used to translate the financial position of those operations at September 30, 2003, were approximately US$1.151 per Euro and US$0.73 per million Turkish Lira. The Euro rate at December 31, 2002, was US$1.0483 per Euro and US$0.62 per million Turkish Lira. These fluctuations resulted in an unrealized gain of $1.1 million for the nine months ended September 30, 2003, versus an unrealized loss of $183,000 for the same period of 2002.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4 – CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities and Exchange Commission. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There have been no material changes to the information reported under Part II. Other Information, Item 1 – Legal Proceedings since our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment, or settlement, if any, which may be awarded with any other suits or claims would not have a material adverse effect on our financial position.

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

Since July 1, 2003, pursuant to Regulation D promulgated under the Securities Act of 1933, as amended, we have issued the following equity securities that were not registered under the Securities Act of 1933, as amended.

On July 26, August 13 and October 20, 2003, 20,000, 20,000 and 34,000 shares of Series A-1 Convertible Preferred Stock were issued for an aggregate of $1,850,000, to James R. Anderson, Karen Anderson and William I. Lee/Wilco Properties, Inc., respectively. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion of the 74,000 shares of Series A-1 Convertible Preferred Stock would amount to 462,500 Toreador common shares). The $4.00 conversion price was higher than the market price of our common stock at the time of issuances. The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A-1 Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter. In connection with the securities purchase agreements, the parties entered into registration rights agreements pursuant to which the holder has the right to register for resale the common stock issuable upon conversion of the Series A-1 Convertible Preferred Stock if we register certain of our securities.

The terms of our Series A Convertible Preferred Stock and our Series A-1 Convertible Preferred Stock prohibit us from paying dividends on our common stock without the approval of the holders of a majority of the then outstanding shares of Series A Convertible Preferred Stock and the Series A-1 Convertible Preferred Stock.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES – None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None.

ITEM 5 – OTHER INFORMATION – None.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herein:

3.1	— Amended and Restated Certificate of Incorporation, of Toreador Resources Corporation (previously filed as Exhibit 3.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

3.2	— Second Amended and Restated Bylaws of Toreador Resources Corporation (previously filed as Exhibit 3.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

3.3	— Certificate of Designation of Series A-1 Convertible Preferred Stock of Toreador Resources Corporation, dated October 30, 2002 (previously filed as Exhibit 3.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).

4.1	— Registration Rights Agreement, effective December 16, 1998, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 10.2 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, File No. 0-2517, and incorporated herein by reference).

4.2	— Settlement Agreement dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1998, File No. 0-2517, and incorporated herein by reference).

4.3	— Registration Rights Agreement, effective July 31, 2000, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522 filed with the Securities and Exchange Commission on December 22, 2000, File No. 0-2517, and incorporated herein by reference).

4.4	— Registration Rights Agreement, effective September 11, 2000, among Toreador Resources Corporation and Earl E. Rossman, Jr., Representative of the Holders (previously filed as Exhibit 4.6 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522, filed with the Securities and Exchange Commission on December 22, 2000, File No. 0-2517, and incorporated herein by reference).

4.5	— Registration Rights Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).

4.6	— Registration Rights Agreement dated March 25, 2003, between Toreador Resources Corporation and Barclays Bank PLC (previously filed as Exhibit 4.6 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.7	— Registration Rights Agreement dated July 26, 2003, between Toreador Resources Corporation and James R. Anderson (previously filed as Exhibit 4.7 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 0-2517, and incorporated herein by reference).

4.8*	— Registration Rights Agreement dated August 13, 2003, between Toreador Resources Corporation and Karen Anderson.

4.9*	— Registration Rights Agreement dated October 20, 2003, between Toreador Resources Corporation, William I. Lee and Wilco Properties, Inc.

10.1	— Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated August 1, 2003 (previously filed as Exhibit 10.4 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 0-2517, and incorporated herein by reference).

10.2*	— Amendment Agreement between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated November 19, 2003.

10.3	— Securities Purchase Agreement by and between Toreador Resources Corporation and James R. Anderson dated July 26, 2003 (previously filed as Exhibit 10.8 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 0-2517, and incorporated herein by reference).

10.4*	— Securities Purchase Agreement by and between Toreador Resources Corporation and Karen Anderson dated August 13, 2003.

10.5*—	Securities Purchase Agreement by and between Toreador Resources Corporation, William I. Lee and Wilco Properties, Inc. dated October 20, 2003.

10.6*	— First Amendment to Warrant No. 025 dated August 14, 2003, issued by Toreador Resources Corporation in favor of Barclays Bank PLC.

31.1*	— Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	— Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	— Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:
On September 26, 2003, we filed a Form 8-K relating to the changing of accountants from Ernst & Young, LLP to Hein + Associates LLP. On October 8, 2003, we filed an amendment to that Form 8-K providing additional information regarding the change.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION, Registrant

November 19, 2003	/s/ G. Thomas Graves III
G. Thomas Graves III
President and Chief Executive Officer

November 19, 2003	/s/ Douglas W. Weir
Douglas W. Weir
Senior Vice President and Chief Financial Officer

EXHIBITS INDEX
Exhibit Number	Description
3.1	— Amended and Restated Certificate of Incorporation Toreador Resources Corporation (previously filed as Exhibit 3.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

3.2	— Second Amended and Restated Bylaws of Toreador Resources Corporation, (previously filed as Exhibit 3.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

3.3	— Certificate of Designation of Series A-1 Convertible Preferred Stock of Toreador Resources Corporation, dated October 30, 2002 (previously filed as Exhibit 3.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).

4.1	— Registration Rights Agreement, effective December 16, 1998, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 10.2 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, File No. 0-2517, incorporated herein by reference).

4.2	— Settlement Agreement dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1998, File No. 0-2517, and incorporated herein by reference).

4.3	— Registration Rights Agreement, effective July 31, 2000, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522 filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).

4.4	— Registration Rights Agreement, effective September 11, 2000, among Toreador Resources Corporation and Earl E. Rossman, Jr., Representative of the Holders (previously filed as Exhibit 4.6 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522, filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).

4.5	— Registration Rights Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).

4.6	— Registration Rights Agreement dated March 25, 2003, between Toreador Resources Corporation and Barclays Bank PLC (previously filed as Exhibit 4.6 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.7	— Registration Rights Agreement dated July 26, 2003, between Toreador Resources Corporation and James R. Anderson previously filed as Exhibit 4.7 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 0-2517, and incorporated herein by reference.

4.8*	— Registration Rights Agreement dated August 13, 2003, between Toreador Resources Corporation and Karen Anderson.

4.9*	— Registration Rights Agreement dated October 20, 2003, between Toreador Resources Corporation, William I. Lee and Wilco Properties, Inc.

10.1	— Waiver Letter between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated August 1, 2003 (previously filed as Exhibit 10.4 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 0-2517, and incorporated herein by reference).

10.2*	— Amendment Agreement between Madison Energy France S.C.S. (formerly Madison/Chart Energy S.C.S.), Madison Oil Company Europe, Madison Oil France S.A., Madison Oil Company, Madison Petroleum Inc., Madison (Turkey) Inc., Madison Oil Turkey Inc. and Toreador Resources Corporation and Barclays Bank PLC dated November 19, 2003.

10.3	— Securities Purchase Agreement by and between Toreador Resources Corporation and James R. Anderson dated July 26, 2003 (previously filed as Exhibit 10.8 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 0-2517, and incorporated herein by reference).

10.4*	— Securities Purchase Agreement by and between Toreador Resources Corporation and Karen Anderson dated August 13, 2003.

10.5*	— Securities Purchase Agreement by and between Toreador Resources Corporation, William I. Lee and Wilco Properties, Inc. dated October 20, 2003.

10.6*	— First Amendment to Warrant No. 025 dated August 14, 2003, issued by Toreador Resources Corporation in favor of Barclays Bank PLC.

31.1*	— Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	— Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	— Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.