Form 10-K
period 2003-12-31
TOREADOR RESOURCES CORP
filed 2004-04-13
CIK 98720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

(Mark	One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

COMMISSION FILE NUMBER: 0-02517

Toreador Resources Corporation
(Exact name of registrant as specified in its charter)

DELAWARE	75-0991164
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4809 COLE AVENUE
SUITE 108
DALLAS, TEXAS	75205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 559-3933

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class:	Name of each exchange on which registered:
COMMON STOCK, PAR VALUE $.15625 PER SHARE	NASDAQ NATIONAL MARKET SYSTEM

_________________

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2) YES [  ] NO [X]

        The aggregate market value of the voting common equity of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of June 30, 2003, was $15,802,955. (For purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

        The number of shares outstanding of the registrant’s common stock, par value $.15625, as of April 9, 2004, was 9,500,317 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders, expected to be filed on or prior to April 29, 2004, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS.

GENERAL

        Toreador Resources Corporation, a Delaware corporation (“Toreador,” “we,” “us,” “our,” or the “Company”), is an independent international energy company engaged in oil and natural gas exploration, development, production, leasing and acquisition activities. In January 2004, we sold our U.S. mineral and royalty assets to Black Stone Acquisitions Partners I, L.P. (“Royalty Sale”). We retained all of our working-interest properties. As a result of the sale, our business consists of exploration, acquisition, production and development of oil and natural gas reserves.

        We currently hold interests in developed and undeveloped oil and natural gas properties in the Paris Basin, France; the Cendere and Zeynel fields in Turkey; and the Bonasse Field and Southwest Cedros Peninsula License in Trinidad, West Indies. We have been awarded concessions for the Viperesti, Moinesti, and Fauresti blocks in Romania. We also own various working-interest properties in Texas, Kansas, New Mexico, Louisiana and Oklahoma. For a more detailed description of our properties please see “Item 2. Properties.”

        We were incorporated in 1951 and were formerly known as Toreador Royalty Corporation.

        On December 31, 2001, we completed the acquisition of Madison Oil Company, an independent international exploration and production company that is now a wholly owned subsidiary. Currently, Madison holds interests in approximately 5,043,000 gross acres (3,317,000 net) of developed and undeveloped oil and natural gas properties in the Paris Basin, France, several fields in Turkey and Romania, and the Bonasse Field and Southwest Cedros Peninsula License in Trinidad, West Indies.

        See “Glossary of Selected Oil and Natural Gas Oil Terms” at the end of Item 1 for a definition of certain terms used in this annual report.

BUSINESS STRATEGY

        Our strategic focus during 2003 centered on strengthening our balance sheet and reducing our general and administrative expenses through reductions in force and specific cost cuts. Our balance sheet was strengthened by the discharge in full of debt owed on our senior credit facilities ($28.8 million at December 31, 2003). This was accomplished through the application of a majority of our free cash flow to this debt in 2003 and the utilization of a portion of the net proceeds from the Royalty Sale to discharge the remaining amount owed in early 2004. During 2003, we were also able to obtain interests in new strategic international exploration permits and dispose of some underperforming assets that we consider non-strategic. We will continue to seek opportunities to:

•	Accelerate daily oil and natural gas production rates to meet and then exceed rates in effect prior to the Royalty Sale;
•	Implement a balanced program of exploration, development and exploitation; and
•	Seek acquisition opportunities with advantageous terms.

DEVELOPMENTS

        DISPOSITIONS

        In January 2004, we consummated the Royalty Sale. We retained all of our working-interest properties. From the approximate $45.0 million cash consideration that we received, we discharged our outstanding credit facilities in full and placed approximately $8.0 million in a tax-deferred escrow account for a possible like-kind exchange. The escrow account is designed to comply with the like-kind exchange provisions of Section 1031 of the Internal Revenue Code of 1986, as amended, which permits the deferral of gains from a sale of assets if specific like-kind exchange criteria are met. We are attempting to acquire working-interests that would comply with the like-kind exchange criteria.

        In 2003, we sold several underperforming oil and natural gas assets for approximately $424,000. All sales were made in private negotiated transactions.

        We exchanged our interest in Trinidad Exploration and Development, Ltd. for a 1% overriding royalty interest in Trinidad’s Bonasse Field and Southwest Cedros Peninsula License.

        NEW PERMITS

        During 2003, we expanded our international portfolio when the Romanian government awarded us a concession on the Viperesti Block in exchange for a staged work commitment. We are 100% owner and operator of the block that lies in east-central Romania in the southeastern foothills of the Carpathian Mountains. This concession comprises 324,000 gross acres. We believe this block is prospective in the Tertiary formations at depths ranging from 4,500-6,000 feet. In addition, in 2003 the Romanian government granted us an exploration permit on the Moinesti Block and a rehabilitation permit on the Fauresti Block in exchange for our entering into a three-year work program. We are 100% owner and operator of the two blocks. The Moinesti Block covers approximately 300,000 net acres. It is situated about 40 miles north of our Viperesti Block in the foothills of the Carpathian Mountains and is contiguous with eight producing oil fields. We believe the block is prospective in various producing formations from 3,000-16,000 feet. The Fauresti Block covers approximately 1,325 acres. It is located in southwestern Romania about 90 miles west of the Viperesti Block. We believe it offers development opportunities in the Jurassic Dogger formation at depths of approximately 8,000 feet.

        ISSUANCE OF ADDITIONAL SHARES OF SERIES A-1 CONVERTIBLE PREFERRED STOCK

        During 2003, pursuant to private placements we issued 123,000 shares of our Series A-1 Convertible Preferred Stock as follows: (i) in July 2003, 20,000 shares were issued, (ii) in August 2003, 20,000 shares were issued; (iii) in October 2003, 34,000 shares were issued to Mr. William I. Lee, one of our directors, and Wilco Properties, Inc. (“Wilco”), an entity controlled by Mr. Lee; (iv) in December 2003, 42,000 shares were issued; and (v) also in December 2003, 7,000 shares were issued to Wilco. The aggregate proceeds from these sales were $3,075,000. During 2002, we issued 37,000 shares of Series A-1 Convertible Preferred Stock. The Series A-1 Convertible Preferred Stock was sold for $25.00 per share and pays an annual cash dividend of $2.25 per share that results in an annual yield of 9.0%. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share. The $4.00 conversion price was higher than the market price of our common stock when the various issuances occurred. The Series A-1 Convertible Preferred Stock is redeemable at our option, in whole or in part, at any time on or after November 1, 2007. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A-1 Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter. In connection with the securities purchase agreements, Toreador granted certain “piggy-back” registration rights relating to the common stock issuable upon conversion of the Series A-1 Convertible Preferred Stock.

        EXPLORATION ACTIVITIES

        TURKEY

        We hold 30 exploration licenses on approximately 2.4 million net acres. A number of producing fields in Iran and Iraq trend in a north by northwesterly direction into southern Turkey through the area encompassing many of our exploration permits.

        We are operator and hold a 49% working-interest in eight permits in the Black Sea. In mid-2004, we plan to drill the Ayazli-1 well, our first exploratory well in the western Black Sea. This well is one of six natural gas prospects that we have identified to date in the area. We anticipate drilling a second offshore exploratory well in 2005.

        We drilled one well on our Thrace Basin permits during 2003 which was a dry hole. In addition, a well drilled in 2002 and tested in 2003 was found to be unproductive and abandoned. Based on the results of exploration activities in this basin, we relinquished exploration permits comprising 469,838 gross acres (204,540 net acres) in 2003.

        ROMANIA

        During 2003, we expanded our international portfolio when the Romanian government awarded us a concession on the Viperesti Block in exchange for a staged work commitment. We are 100% owner and operator of the block that lies in east-central Romania in the southeastern foothills of the Carpathian Mountains. This concession comprises 324,000 gross acres. We believe this block is prospective in the Tertiary formations at depths ranging from 4,500-6,000 feet. In addition, in 2003 the Romanian government granted us an exploration permit on the Moinesti Block and a rehabilitation permit on the Fauresti Block in exchange for our entering into a three-year work program. We are 100% owner and operator of the two blocks. The Moinesti Block covers approximately 300,000 gross and net acres. It is situated about 40 miles north of our Viperesti Block in the foothills of the Carpathian Mountains and is contiguous with eight producing oil fields. We believe the block is prospective in various producing formations from 3,000-16,000 feet. The Fauresti Block covers approximately 1,325 acres. It is located in southwestern Romania about 90 miles west of the Viperesti Block. We believe it offers development opportunities in the Jurassic Dogger formation at depths of approximately 8,000 feet.

        FRANCE

        We own two exploration permits in France. The Nangis permit expires in 2005, and the Courtenay permit expires in 2006. The French exploration permits have minimum financial requirements that must be met during their terms. If such obligations are not met, the permits could be subject to forfeiture.

        UNITED STATES

        We are participating with a 16.67% working-interest in the West Texas San Andres Oil Recovery project utilizing horizontal drilling techniques in the San Andres formation at a true vertical depth of 5,000 feet. The project, covering approximately 6,000 acres, is in the early stages of evaluation with two wells completed in 2003 and a third well completed in early 2004. A fourth well currently is being drilled.

MARKETS AND COMPETITION

        In France, we currently sell all of our oil production to Elf Antar France S.A., the largest purchaser in the area. This production is shipped by truck to an Elf refinery. The oil also can be transported to refineries on the north coast of France via pipeline. Production in Turkey is sold to refineries in the southern part of the country.

        Our domestic oil and natural gas production is sold to various purchasers typically in the areas where the oil or natural gas is produced. Revenues from the sale of oil and natural gas production accounted for 109%, 116% and 89% of our consolidated revenues for the three years ended December 31, 2003, 2002 and 2001, respectively. Generally, we do not refine or process any of the oil and natural gas we produce. We are currently able to sell, under contract or in the spot market through the operator, substantially all of the oil and the natural gas we are capable of producing at current market prices. Most of our oil and natural gas is sold under short-term contracts or contracts providing for periodic adjustments or in the spot market; therefore, our revenue streams are highly sensitive to changes in current market prices. Our natural gas is sold to pipeline companies rather than end users.

        The oil and natural gas industry is highly competitive. We encounter strong competition from other independent operators and from major oil companies in acquiring properties, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than those available to us. As a result, our competitors may be able to pay more for desirable leases, and they may pay more to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources permit us to do.

        We also are affected by competition for drilling rigs and the availability of tubular goods and certain other equipment. While the oil and natural gas industry has experienced shortages of drilling rigs and equipment, pipe and personnel in the past, we are not presently experiencing any shortages and do not foresee any such shortages in the near future; however, we are unable to predict how long current market conditions will continue.

        Competition for attractive oil and natural gas producing properties, undeveloped leases and drilling rights is also strong, and we can give no assurance we will be able to compete satisfactorily in acquiring properties. Many major oil companies have publicly indicated their decision to focus on overseas activities and have been actively marketing certain domestic producing properties for sale to independent oil and natural gas producers. We cannot ensure we will be successful in acquiring any such properties.

REGULATION

        INTERNATIONAL

        General. Our current international exploration activities are conducted in France, Turkey, Romania and Trinidad. Such activities are affected in varying degrees by political stability and government regulations relating to foreign investment and the oil and natural gas industry. Changes in these regulations or shifts in political attitudes are beyond our control and may adversely affect our businesses. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, environmental legislation and mine safety.

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

        Repatriation of Earnings. Currently, there are no restrictions on the repatriation of earnings or capital to foreign entities from France, Turkey, Romania, or Trinidad. However, there can be no assurance that any such restrictions or repatriation of earnings or capital from the aforementioned countries or any other country where we may invest will not be imposed in the future.

        Environmental. The oil and natural gas industry is subject to extensive and varying environmental regulations in each of the jurisdictions in which we may operate. Environmental regulations establish standards respecting health, safety and environmental matters and place restrictions and prohibitions on emissions of various substances produced concurrently with oil and natural gas. These regulations can have an impact on the selection of drilling locations and facilities, potentially resulting in increased capital expenditures. In addition, environmental legislation may require those wells and production facilities to be abandoned and sites reclaimed to the satisfaction of local authorities. We are committed to complying with environmental and operation legislation wherever we operate.

        DOMESTIC

        General. The availability of a ready market for oil and natural gas production depends upon numerous factors beyond our control. These factors include state and federal regulation of oil and natural gas production and transportation, as well as regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. For example, a productive natural gas well may be “shut-in” due to an oversupply of natural gas or lack of an available natural gas pipeline in the areas in which we may conduct operations. State and federal regulations generally are intended to prevent waste of oil and natural gas, protect rights to produce oil and natural gas between owners in a common reservoir, control the amount of oil and natural gas produced by assigning allowable rates of production, and control contamination of the environment. Pipelines and natural gas plants also are subject to the jurisdiction of various federal, state and local agencies.

        Our natural gas sales are affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of natural gas by pipelines are regulated by the Federal Energy Regulatory Commission (“FERC”) under the Natural Gas Act (“NGA”), as well as under Section 311 of the Natural Gas Policy Act (“NGPA”). Since 1985, the FERC has implemented regulations intended to increase competition within the natural gas industry by making natural gas transportation more accessible to natural gas buyers and sellers on an open-access, nondiscriminatory basis.

        Our sales of oil also are affected by the availability, terms and costs of transportation. The rates, terms, and conditions applicable to the interstate transportation of oil by pipelines are regulated by the FERC under the Interstate Commerce Act. The FERC has implemented a simplified and generally applicable rate-making methodology for interstate oil pipelines to fulfill the requirements of Title XVIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil pipeline rates. The FERC has announced several important transportation-related policy statements and rule changes, including a statement of policy and final rule issued February 25, 2000 concerning alternatives to its traditional cost-of-service rate-making methodology to establish the rates interstate pipelines may charge for their services. The final rule revises FERC’s pricing policy and current regulatory framework to improve the efficiency of the market and further enhance competition in natural gas markets.

        With respect to transportation of natural gas on or across the Outer Continental Shelf (“OCS”), the FERC requires, as a part of its regulation under the Outer Continental Shelf Lands Act (“OCSLA”), that all pipelines provide open and nondiscriminatory access to both owner and non-owner shippers. Although to date the FERC has imposed light-handed regulation on offshore gathering facilities, it has the authority to exercise jurisdiction under the OCSLA over these type of gathering facilities, if necessary, to require nondiscriminatory access by shippers to service. For those facilities transporting natural gas across the OCS that are not considered to be gathering facilities, the rates, terms and conditions applicable to this transportation are regulated by the FERC under the NGA and NGPA, as well as the OCSLA. With respect to the transportation of oil and condensate on or across the OCS, the FERC requires, as part of its regulation under the OCSLA, that all pipelines provide open and nondiscriminatory access to both owner and non-owner shippers. Accordingly, the FERC has the authority to exercise jurisdiction under the OCSLA, if necessary, to require nondiscriminatory access by shippers to service.

        We conduct operations on federal, state or Indian oil and natural gas leases. Such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management (“BLM”), Minerals Management Service (“MMS”), or other appropriate federal or state agencies.

        Our OCS leases in federal waters are administered by the MMS and require compliance with detailed MMS regulations and orders. The MMS has promulgated regulations implementing restrictions on various production-related activities, including restricting the flaring or venting of natural gas. Under certain circumstances, the MMS may require any operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition and operations. On March 15, 2000, the MMS issued a final rule effective June 1, 2000, that amended its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. Among other matters, this rule amended the valuation procedure for the sale of federal royalty oil by eliminating posted prices as a measure of value and relying instead on arm’s length sales prices and spot market prices as market value indicators. Because we generally sell our production to third parties and royalties on production from federal leases are paid on the basis of these sales, it is not anticipated that this final rule will have any substantial impact on us.

        The Mineral Leasing Act of 1920 (the “Mineral Act”) prohibits direct or indirect ownership of any interest in federal onshore oil and natural gas leases by a foreign citizen of a country that denies “similar or like privileges” to citizens of the United States. Such restrictions on citizens of a “nonreciprocal” country include ownership or holding or controlling stock in a corporation that holds a federal onshore oil and natural gas lease. If this restriction is violated, the corporation’s lease can be canceled in a proceeding instituted by the United States Attorney General. Although the regulations of the BLM (which administers the Mineral Act) provide for agency designations of nonreciprocal countries, there are presently no such designations in effect. We own interests in federal onshore oil and natural gas leases. It is possible that some of our stockholders may be citizens of foreign countries, which at some time in the future might be determined to be nonreciprocal under the Mineral Act.

        The pipelines we use to gather and transport our oil and natural gas may be subject to regulation by the Department of Transportation (“DOT”) under the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”). The HLPSA governs the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Where applicable, the HLPSA requires us and other pipeline operators to comply with regulations issued pursuant to HLPSA that are designed to permit access to and allow copying of records and to make certain reports available and provide information as required by the Secretary of Transportation.

        The Pipeline Safety Act of 1992 (the “Pipeline Safety Act”) amends the HLPSA in several important respects. The Pipeline Safety Act requires the Research and Special Programs Administration (“RSPA”) of DOT to consider environmental impacts, as well as its traditional public safety mandate, when developing pipeline safety regulations. In addition, the Pipeline Safety Act mandates the establishment by DOT of pipeline operator qualification rules requiring minimum training requirements for operators, and requires that pipeline operators provide maps and records to RSPA. It also authorizes RSPA to require certain pipeline modifications as well as operational and maintenance changes. We believe our pipelines are in substantial compliance with the HLPSA and the Pipeline Safety Act and their regulations and comparable state laws and regulations where such laws and regulations are applicable. However, we could incur significant expenses if new or additional safety measures are required.

        U.S. Federal and State Taxation. Federal and state governments may propose tax initiatives that affect us. We are unable to determine what effect, if any, future proposals would have on product demand or our results of operations.

        U.S. Environmental Regulation. Exploration, development and production of oil and natural gas, including operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. These laws and regulations can increase the costs of planning, designing, installing and operating oil and natural gas wells. Our domestic activities are subject to a variety of environmental laws and regulations, including, but not limited to:

•	Oil Pollution Act of 1990 (OPA);
•	Clean Water Act (CWA);
•	Comprehensive Environmental Response, Compensation and Liability Act (CERCLA);
•	Resource Conservation and Recovery Act (RCRA);
•	Clean Air Act (CAA); and
•	Safe Drinking Water Act (SDWA).

        Our domestic activities also are controlled by state regulations promulgated under comparable state statutes. We also are subject to regulations governing the handling, transportation, storage and disposal of naturally occurring radioactive materials that are found in our oil and natural gas operations. Civil and criminal fines and penalties may be imposed for noncompliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities due to protected areas or species, can impose certain substantial liabilities for the cleanup of pollution, impose certain reporting requirements, and can require substantial expenditures for compliance.

        Under OPA and CWA, our release of oil and hazardous substances into or upon waters of the United States, adjoining shore lines and wetlands, and offshore areas could result in our being held responsible for the (1) costs of remediating a release, (2) administrative and civil penalties and/or criminal fines, (3) OPA specified damages such as loss of use, and (4) natural resource damages. The extent of liability could be extensive depending upon the circumstances of the release. Liability can be joint and several and without regard to fault. The CWA also may impose permitting requirements for certain discharges of pollutants and requirements to develop Spill Prevention Control and Countermeasure Plans and Facility Response Plans to address potential discharges of oil into or upon waters of the United States and adjoining shorelines.

        CERCLA and comparable state statutes, also known as Superfund laws, can impose joint, several and retroactive liability, without regard to fault or the legality of the original conduct, on specified classes of persons for the release of a “hazardous substance” into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Liability can arise from conditions on properties where operations are conducted and/or from conditions at third-party disposal facilities where wastes from operations were sent. Although CERCLA, as amended, currently exempts petroleum (including oil, natural gas and natural gas liquids) from the definition of hazardous substance, some similar state statutes do not provide such an exemption. Additionally, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA and similar state statutes. We cannot assure you that the exemption will be preserved in any future amendments of the Act. Such amendments could have a significant impact on our costs or operations.

        RCRA and comparable state and local programs impose requirements on the management, including treatment, storage and disposal, of both hazardous and nonhazardous solid wastes. Although we believe we have utilized operating and waste disposal practices that were standard in the industry at the time, hydrocarbons or other solid wastes may have been disposed or released on or under the properties we own or lease or on or under locations where such wastes have been taken for disposal. In addition, many of these properties have been owned or operated by third parties. We have not had control over such parties’ treatment of hydrocarbons or other solid wastes and the manner in which such substances may have been disposed or released. We generate hazardous and nonhazardous solid waste in our routine operations. From time to time, proposals have been made that would reclassify certain oil and natural gas wastes, including wastes generated during pipeline, drilling and production operations, as “hazardous wastes” under RCRA, which would make these solid wastes subject to much more stringent handling, transportation, storage, disposal and clean-up requirements. Adoption of these proposals could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and natural gas wastes could have a similar impact on our operations.

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

        If in the course of our routine oil and natural gas operations, surface spills and leaks, including casing leaks of oil or other materials occur, we may incur penalties and costs for waste handling, remediation and third-party actions for damages. Moreover, we are able to directly control the operations of only the wells that we operate. Notwithstanding our lack of control over wells owned by us but operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributable to us and may create legal liabilities for us.

        In 2003, DOT through RSPA adopted new requirements for certain shippers of hazardous materials. These have both training and security planning requirements that may apply to our operations. We do not believe that the costs that will be incurred by us for compliance will be significant; but cannot guarantee that potential costs for our operations would not result in material expenditures.

        We do not anticipate that we will be required in the near future to expend amounts that are material in relation to our total capital expenditures program by reason of environmental laws and regulations, but inasmuch as these laws and regulations are frequently changed and interpreted, we are unable to predict the ultimate cost of compliance or the extent of liability risks. We are unable to assure you that more stringent laws and regulations protecting the environment will not be adopted or that we will not incur material expenses in complying with environmental laws and regulations in the future. If substantial liabilities to third parties or governmental entities are incurred, the payment of such claims may reduce or eliminate the funds available for project investment or result in loss of our properties. Although we maintain insurance coverage we consider to be customary in the industry, we are not fully insured against all of these risks, either because insurance is not available or because of high premium costs. Accordingly, we may be subject to liability or may lose substantial portions of properties due to hazards that cannot be insured against or have not been insured against due to prohibitive premium costs or for other reasons. The imposition of any of these liabilities or compliance obligations on us may have a material adverse effect on our financial condition and results of operations.

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

EMPLOYEES

        As of April 9, 2004, we employed 36 full-time employees. In June 2003, in order to lower our administrative expenses, we reduced our staff by two engineers, one geologist and one part-time employee. In February 2004, we reduced our staff by two landmen. None of our employees are represented by unions or covered by collective bargaining agreements. To date, we have not experienced any strikes or work stoppages due to labor problems, and we have good relations with our employees. As needed, we also utilize the services of independent consultants on a contract basis.

RISK FACTORS

        There are various risks involved in owning our common stock, including those described below.

Industry Risks

Continued Financial Success Depends on Our Ability to Acquire Additional Reserves in the Future

        Our future success as an oil and natural gas producer depends upon our ability to find, develop and acquire additional oil and natural gas reserves that are profitable. If we are unable to conduct successful development activities or acquire properties containing proved reserves, our proved reserves generally will decline as reserves are produced.

We Face Numerous Drilling Risks in Finding Commercially Productive Oil and Natural Gas Reservoirs

        Our drilling will involve numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. We may incur significant expenditures for the identification and acquisition of properties and for the drilling and completion of wells. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in the delivery of equipment. In addition, any use by us of 3D seismic and other advanced technology to explore for oil and natural gas requires greater pre-drilling expenditures than traditional drilling methodologies. While we use advanced technology in our operations, this technology does not allow us to know conclusively prior to drilling a well that oil or natural gas is present or economically producible.

We Are Exposed to Operating Hazards and Uninsured Risks

        Our operations are subject to the risks inherent in the oil and natural gas industry, including the risks of:

•	fire, explosions and blowouts;

•	pipe failure;

•	abnormally pressured formations; and

•	environmental accidents such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, brine or well fluids into the environment (including groundwater contamination).

        These events may result in substantial losses to us from:

•	injury or loss of life;

•	severe damage to or destruction of property, natural resources and equipment;

•	pollution or other environmental damage;

•	clean-up responsibilities;

•	regulatory investigation;

•	penalties and suspension of operations; or

•	attorney's fees and other expenses incurred in the prosecution or defense of litigation.

        As is customary in our industry, we maintain insurance against some, but not all, of these risks. We cannot assure you that our insurance will be adequate to cover these losses or liabilities. We do not carry business interruption insurance. Losses and liabilities arising from uninsured or underinsured events may have a material adverse effect on our financial condition and operations.

        We carry well control insurance for our drilling operations. Our coverage includes blowout protection and liability protection on domestic and international wells.

        The producing wells in which we have an interest occasionally experience reduced or terminated production. These curtailments can result from mechanical failures, contract terms, pipeline and processing plant interruptions, market conditions and weather conditions. These curtailments can last from a few days to many months.

Company Risks

Our Growth Depends on Our Ability to Obtain Additional Capital under Satisfactory Terms and Conditions

        We discharged our credit facilities in January 2004 and have not entered into a new credit facility. However, our growth requires substantial capital on a continuing basis. We may be unable to obtain additional capital under satisfactory terms and conditions. Thus, we may lose opportunities to acquire oil and natural gas properties and businesses. In addition, our pursuit of capital could result in us incurring additional indebtedness or issuing and adding potentially dilutive equity securities. We also may utilize the capital currently expected to be available for our present operations. The amount and timing of our future capital requirements will depend upon a number of factors, including:

•	Drilling costs;
•	Transportation costs;
•	Equipment costs;
•	Marketing expenses;
•	Oil and natural gas prices;
•	Staffing levels and competitive conditions; and
•	Any purchases or dispositions of assets.

        Our failure to obtain any required additional financing could materially and adversely affect our growth, cash flow and earnings.

        Any Future Indebtedness May Limit Our Financial and Operating Flexibility

        We may seek to obtain additional capital under satisfactory terms and conditions to finance the growth of our business. Any new debt, including short-term borrowing or long-term debt, may have important effects on our future operations, including the following:

•	The financial instrument could contain covenants requiring us to meet certain financial tests and other restrictive covenants that may affect our flexibility in planning for, and reaction to, changes in our business, including possible acquisition activities.

•	We may secure the debt by pledging some or all of our assets and finance the debt primarily with cash flow from our oil and natural gas properties and operations, which are dependent on many factors and involve the numerous risks and uncertainties outlined above. Default under the new financial instrument may permit the lender to accelerate repayments of the loan and to foreclose on the collateral securing the loan, including a substantial portion of our oil and natural gas properties.

•	Any new debt may limit our ability to obtain additional financing for capital expenditures and other purposes.

A Large Percentage of Our Common Stock Is Owned by Our Officers and Directors, and Such Stockholders May Control Our Business and Affairs

        At December 31, 2003, our officers and directors as a group held a beneficial interest in approximately 53.14% of our common stock (including shares issuable upon exercise of stock options for common stock, conversion of our Series A and A-1 Convertible Preferred Stock held by directors and affiliates of certain directors and conversion of Madison’s amended and restated convertible debenture). The officers and directors control our business and affairs. Due to their large ownership percentage they may remain entrenched in their positions.

We May Not Enter Into a Like-Kind Exchange Which Would Cause Us to Incur Increased Taxes

        We have placed approximately $8.0 million from the Royalty Sale in a tax-deferred escrow account. The escrow account is designed to comply with the like-kind exchange provisions of Section 1031 of the Internal Revenue Code of 1986, as amended, that permits the deferral of gains from a sale of assets if specific like-kind exchange reinvestment criteria are met. While we are attempting to acquire oil and natural gas interests that would comply with the like-kind exchange criteria, there can be no guarantee that we will be able to do so on terms satisfactory to us. If we do not comply with the like-kind exchange criteria, we will not be able to defer any of the taxes on gains from the Royalty Sale, resulting in an additional tax burden of approximately $2.5 million for 2004.

Our Business Exposes Us to Liability and Extensive Regulation on Environmental Matters

        Our operations are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. Such laws and regulations not only expose us to liability for our own negligence, but may also expose us to liability for the conduct of others or for our actions that were in compliance with all applicable laws at the time those actions were taken.

A Significant Portion of Our Operations Is Conducted in France and Turkey, and We Own Interests in Romania and Trinidad. Therefore We Are Subject to Political and Economic Risks and Other Uncertainties

        We have international operations and are subject to the following foreign issues and uncertainties that can affect our operations adversely:

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

Our Marketing of Oil and Natural Gas Production Principally Depends upon Facilities Operated by Others, and These Operations May Change and Have a Material Adverse Effect on Our Marketing

        Our marketing of oil and natural gas production principally depends upon facilities operated by others. The operations of those facilities may change and have a material adverse effect on our marketing of oil and natural gas production. In addition, we rely upon third parties to operate many of our properties and may have no control over the timing, extent and cost of development and operations. As a result of these third-party operations, we cannot control the timing and volumes of production. Transportation space on the gathering systems and pipelines we utilize is occasionally limited or unavailable due to repairs or improvements to facilities or due to space being utilized by other companies that have priority transportation agreements. Our access to transportation options also can be affected by U.S. federal and state regulation and foreign regulation of oil and natural gas production and transportation, general economic conditions, and changes in supply and demand. These factors and the availability of markets are beyond our control. If market factors dramatically change, the financial impact on our revenues could be substantial and could adversely affect our ability to produce and market oil and natural gas.

We May Not Be Able to Renew Our Permits

        We do not hold title to properties in France, Turkey or Romania, but have exploration and production permits granted by these countries’ respective governments. There can be no assurances that we will be able to renew any of these permits that expire.

Our Production May Not Offset Hedges, and We May Not Benefit from Price Increases by Hedging

        Occasionally, we may reduce our exposure to the volatility of oil and natural gas prices by hedging a portion of our production. In a typical hedge transaction, we will have the right to receive from the counterparty to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we will be required to pay the counterparty this difference multiplied by the quantity hedged. In such case, we will be required to pay the difference regardless of whether we have sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require us to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging also could prevent us from receiving the full advantage of increases in oil or natural gas prices above the fixed amount specified in the hedge.

Investment Risks

Due to the Restrictions Placed on Us by Our Outstanding Shares of Preferred Stock, We Do Not Expect to Pay Cash Dividends in the Near Future

        Occasionally we have paid cash dividends on our common stock. However, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Even though we have no current credit facilities, we may obtain new credit facilities in the future that would restrict our ability to pay dividends on our common stock. In addition, the terms of our outstanding shares of preferred stock restrict our ability to pay dividends on our common stock. Therefore, our common stock is not a suitable investment for persons requiring current income.

GLOSSARY OF SELECTED OIL AND NATURAL GAS TERMS

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

        “BOE.” Barrels of oil equivalent. BTU equivalent of six thousand cubic feet (Mcf) of natural gas which is equal to the BTU equivalent of one barrel of oil.

        “BTU.” British Thermal Unit.

        “DEVELOPMENT WELL.” A well drilled within the proved boundaries of an oil or natural gas reservoir with the intention of completing the stratigraphic horizon known to be productive.

        “DISCOUNTED PRESENT VALUE.” The present value of proved reserves is an estimate of the discounted future net cash flows from each property at December 31, 2003, or as otherwise indicated. Net cash flow is defined as net revenues, after deducting production and ad valorem taxes, less future capital costs and operating expenses, but before deducting federal income taxes. The future net cash flows have been discounted at an annual rate of 10% to determine their “present value.” The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Securities and Exchange Commission rules, estimates have been made using constant oil and natural gas prices and operating costs at December 31, 2003, or as otherwise indicated.

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

        “PRODUCING WELL” or “PRODUCTIVE WELL.” A well that is capable of producing oil or natural gas in economic quantities.

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

        “STANDARDIZED MEASURE.” Under the Standardized Measure, future cash flows are estimated by applying year-end prices, adjusted for fixed and determinable changes, to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end costs to determine pretax cash inflows. Future income taxes are computed by applying the statutory tax rate to the excess inflows over a company’s tax basis in the associated properties.

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

        “WORKING-INTEREST.” The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, subject to all royalties, overriding royalties and other burdens, and to all exploration, development and operational costs including all risks in connection therewith.

INTERNET ADDRESS

        We make available electronically, free of charge through our Internet website address (www.toreador.net), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC. These reports are directly accessible on the Internet at www.sec.gov/edgar/searchedgar/webusers.htm.

SEGMENT REPORTING

        See Note 18 in the Notes to Consolidated Financial Statements for financial information by segment.

ITEM 2.    PROPERTIES.

INTERNATIONAL

        FRANCE

        We own and operate five producing oil fields in the Paris Basin in France. Four of those are located in the Neocomian Field complex and one in the Charmottes area.

        NEOCOMIAN FIELDS

        Pursuant to two production permits, we own a 100% working-interest in the Neocomian Fields, a group of four oil accumulations located approximately 120 kilometers southeast of Paris. The Chateau Renard Field was discovered in 1958, the Chuelles and St. Firmin-des-Bois fields in 1961 and the Courtenay Field in 1964. The property currently has 79 producing oil wells. As of December 31, 2003, the Neocomian Fields had net proved reserves of 9,714 MBbl.

        CHARMOTTES

        We own a 100% working-interest in the Charmottes Field, located 60 kilometers southeast of Paris. The property currently has nine producing oil wells. The Charmottes Field initially was developed following the discovery well drilled in 1984. As of December 31, 2003, the Charmottes Field had net proved reserves of 1,261 MBbl.

        COURTENAY EXPLORATION PERMIT

        We are operator and own a 100% working-interest in the Courtenay exploration permit. We plan to drill between three and five exploratory wells in this area during 2004. This permit surrounds the Neocomian Fields.

        TURKEY

        We have interests in the Zeynel and Cendere fields. We also hold interests in 30 exploration licenses in four other geographic regions of Turkey totaling 3.6 million gross acres (2.4 million net acres).

        ZEYNEL

        We have an 8.5% royalty interest in the Zeynel Field, located in south-central Turkey, with net proved reserves of 45 MBbl at December 31, 2003. The Zeynel-18 development well currently is being drilled.

        CENDERE

        We have a 19.6% working-interest in most wells in the Cendere Field located in central Turkey. The property has 16 oil wells currently producing. We had net proved reserves of 847 MBbl in the Cendere Field as of December 31, 2003. No wells were drilled in 2003. We expect the Cendere-20 well will be drilled in mid-2004. A 3D seismic survey is planned for this field in 2004 to identify new drilling locations.

        BLACK SEA PERMITS

        We are operator and hold a 49% working-interest in eight permits covering 962,000 gross acres (471,000 net). During 2002, we completed a 2D seismic data study covering 1,275 KMS of our exploration licenses in the Black Sea. Based on the interpretation of the seismic data in 2003, we plan to drill the Ayazli-1 well in mid-2004. This is our first exploratory well in the western Black Sea offshore Turkey and one of six natural gas prospects we have identified to date in the area. We anticipate drilling a second offshore exploratory well in 2005.

        CENTRAL AND SOUTHEAST EXPLORATION PERMITS

        We hold 21 exploration licenses in the central and southeast portions of Turkey. A number of producing fields in Iran and Iraq trend in a north by northwesterly direction into southern Turkey through the area encompassing many of our exploration permits. As of December 31, 2003, there were no net reserves for the land covered by the central and southeast exploration permits.

        THRACE BASIN PERMIT

        We have one exploration permit in the Thrace Basin. Located in the European portion of Turkey, the basin is a natural gas play. In this part of the country, natural gas is productive from shallow depths. We could benefit from the area’s infrastructure, which includes a regional pipeline from Bulgaria to Istanbul and gas-fired power plants along the Marmara Sea coast. As of December 31, 2003, there were no net reserves for the area covered by the Thrace Basin permit.

        ROMANIA

        VIPERESTI BLOCK

        During 2003, we expanded our international portfolio when the Romanian government awarded us a concession on the Viperesti Block in exchange for a staged work commitment. We are 100% owner and operator of the block that lies in east-central Romania in the southeastern foothills of the Carpathian Mountains. This concession comprises 324,000 gross acres. We believe this block is prospective in the Tertiary formations at depths ranging from 4,500-6,000 feet.

        MOINESTI AND FAURESTI BLOCKS

        In 2003, the Romanian government also granted us an exploration permit on the Moinesti Block and a rehabilitation permit on the Fauresti Block in exchange for our entering into a three-year work program. We are 100% owner and operator of the two blocks. The Moinesti Block covers approximately 300,000 net acres. It is situated about 40 miles north of our Viperesti Block in the foothills of the Carpathian Mountains and is contiguous with eight producing oil fields. We believe the block is prospective in various producing formations from 3,000-16,000 feet. The Fauresti Block covers approximately 1,325 acres. It is located in southwestern Romania about 90 miles west of the Viperesti Block. We believe it offers development opportunities in the Jurassic Dogger formation at depths of approximately 8,000 feet.

        TRINIDAD, WEST INDIES

        In Trinidad, we own a 1% overriding royalty interest in the Bonasse Field and the Southwest Cedros Peninsula License.

DOMESTIC

        In January 2004, we sold our perpetual oil and natural gas mineral and royalty interests in approximately 2,643,000 gross acres (1,368,000 net acres) primarily located in Alabama, Arkansas, California, Kansas, Michigan, Louisiana, Mississippi and Texas in the Royalty Sale. From the approximate $45.0 million cash consideration that we received, we discharged our outstanding credit facilities and placed approximately $8.0 million in a tax-deferred escrow account for a possible like-kind exchange. The escrow account is designed to comply with the like-kind exchange provisions of Section 1031 of the Internal Revenue Code of 1986, as amended, which permits the deferral of taxes on the gains from a sale of assets if specific like-kind exchange reinvestment criteria are met. We are attempting to acquire working-interests that would comply with the like-kind exchange criteria.

        Currently, we hold working-interests in 906 gross wells (50 net wells) primarily in Texas, Oklahoma, New Mexico, Kansas, and Louisiana.

        We continued our participation in the development of the Silver Spur (Tannehill) Field located in Dickens County, Texas, on company-owned minerals. The Hollis R. Sullivan Inc. Pitchfork-Toreador “22” No. 7 and No. 8 wells were successfully drilled and completed as oil wells in 2004. This brings the number of producing wells in the field to 11. In early 2004, we also participated in the drilling and abandonment of the Pitchfork-Toreador 22-9 well operated by Hollis R. Sullivan Inc. We maintain a 9.375% working-interest in the field which consists of ten producing wells.

        In West Texas, we own a 16.6% working-interest on 6,000 gross acres where two well were successfully completed in 2003. In early 2004 two additional wells were drilled. The CEGX Jones Estate 31-1 well was drilled and completed and is currently testing. The CEGX Jones Estate 22-1 well is awaiting completion. The operator is using horizontal multi-lateral drilling techniques in the San Andres formation to expose more of the reservoir and increase total fluid recovery.

TITLE TO OIL AND NATURAL GAS PROPERTIES

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

        The French production permits that cover five producing oil fields in the Paris Basin are:

PROPERTY	Permit Expiration Year	Total Proved Reserves (MBbl)	Post-Expiration Proved Reserves (MBbl)	Percent of Proved Reserves Post- Expiration
Neocomian Fields	2011	9,714	6,279	64.64%

Charmottes Field	2013	1,261	370	29.34%

        Although the French government has no obligation to renew production permits, we believe it will renew such production permits so long as we, the license holder, demonstrate financial and technical capabilities and establish the studies used in defining the work schedule. However, there can be no assurance that we will be able to renew any permits that expire.

        TURKEY

        We do not hold title to properties in Turkey but have been granted these exploitation leases and exploration licenses by the Turkish government:

PROPERTY	Permit Expiration Year	Total Proved Reserves (MBbl)	Post-Expiration Proved Reserves (MBbl)	Percent of Proved Reserves Post-Expiration
Exploitation leases:
Zeynel	2010	45	3	7.43%
Cendere	2011	847	232	27.42%

Exploration licenses:
Central and Southeast	2005 and 2006	–	–	–
Black Sea	2005	–	–	–
Thrace Basin	2004	–	–	–

        Under Turkish law, “exploitation leases” are generally granted for a period of  20 years and may be renewed upon application for two additional 10-year periods. “Exploration licenses” are generally granted for four-year terms and may be extended for two additional two-year terms, provided that drilling obligations stipulated under Turkish law are satisfied. If an exploration license is extended for development as an exploitation lease, the period of the exploration license(s) is counted towards the 20-year exploitation lease.

        ROMANIA

        We do not hold title to, but have concessions to, property in Romania that entitles us to explore and produce hydrocarbons. We have not yet established proved reserves on any of these properties. We have two exploration concessions and one exploitation concession. The terms of both the exploration and exploitation concessions are five years from the date the concessions are signed by the ministry. The Viperesti exploration concession has been signed by the ministry and is to expire in 2009.

      DOMESTIC

        We currently own interests in producing acreage only in the form of working-interests due to the Royalty Sale in January 2004.

        As is common industry practice, we conduct little or no investigation of title at the time we acquire undeveloped properties, other than a preliminary review of local mineral records. However, we do conduct title investigations and, in most cases, obtain a title opinion of local counsel before commencement of drilling operations. We believe that the methods we utilize for investigating title prior to acquiring any property are consistent with practices customary in the oil and natural gas industry and that such practices are adequately designed to enable us to acquire good title to such properties. Some title risks, however, cannot be avoided, despite the use of customary industry practices.

        Our properties are generally subject to:

•	Customary royalty and overriding royalty interests;
•	Liens incident to operating agreements; and
•	Liens for current taxes and other burdens and minor encumbrances, easements and restrictions.

        We believe that none of these burdens either materially detracts from the value of our properties or materially interferes with their use in the operation of our business.

OIL AND NATURAL GAS RESERVES

        The following table sets forth information about our estimated net proved reserves at December 31, 2002 and 2003 and as adjusted at December 31, 2003 to reflect the Royalty Sale. LaRoche Petroleum Consultants, Ltd., an independent petroleum engineering firm in Dallas, Texas, prepared the estimates of proved developed reserves, proved undeveloped reserves and discounted present value (pretax). We prepared the estimate of standardized measure of proved reserves in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Natural Gas Producing Activities. No reserve reports have been provided to any governmental agencies.

	December 31,
	2003(1)	2003	2002
U.S.
Proved developed:
Oil (MBbl)	724	1,709	1,749
Gas (MMcf)	5,803	11,158	11,987
Total (MBOE)	1,691	3,568	3,747
Proved undeveloped:
Oil (MBbl)	33	129	138
Gas (MMcf)	124	124	135
Total (MBOE)	54	149	161
Discounted present value at 10% (pretax) (in thousands)	$ 19,808	$ 50,283	$ 45,939
Standardized measure of proved reserves (in thousands)	$ 15,179	$ 36,580	$ 34,618

FRANCE
Proved developed:
Oil (MBbl)	6,571	6,571	7,388
Proved undeveloped:
Oil (MBbl)	4,404	4,404	3,855
Discounted present value at 10% (pretax) (in thousands)	$ 57,654	$ 57,654	$ 73,435
Standardized measure of proved reserves (in thousands)	$ 42,631	$ 42,631	$ 52,843

TURKEY
Proved developed:
Oil (MBbl)	583	583	766
Proved undeveloped:
Oil (MBbl)	309	309	206
Discounted present value at 10% (pretax) (in thousands)	$ 8,134	$ 8,134	$ 11,230
Standardized measure of proved reserves (in thousands)	$ 5,518	$ 5,518	$ 7,583

COMBINED
Proved developed:
Oil (MBbl)	7,878	8,863	9,903
Gas (MMcf)	5,803	11,158	11,987
Total (MBOE)	8,846	10,723	11,901
Proved undeveloped:
Oil (MBbl)	4,746	4,842	4,199
Gas (MMcf)	124	124	135
Total (MBOE)	4,767	4,863	4,222
Discounted present value at 10% (pretax) (in thousands)	$ 85,596	$ 116,071	$ 130,604
Standardized measure of proved reserves (in thousands)	$ 63,328	$ 84,729	$ 95,044

(1)	Net proved reserves calculated as if the Royalty Sale had been effective on December 31, 2003.

        Reserves were estimated using oil and natural gas prices and production and development costs in effect on December 31, 2002 and 2003, without escalation. The reserves were determined using both volumetric and production performance methods. France and Turkey only have oil reserves. Proved reserves are those estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. THE VALUES REPORTED MAY NOT NECESSARILY REFLECT THE FAIR MARKET VALUE OF THE RESERVES.

        For additional information concerning our oil and natural gas reserves and estimates of future net revenues attributable thereto, see Note 19 of the Notes to the Consolidated Financial Statements.

PRODUCTIVE WELLS

        The following table shows our gross and net interests in productive oil and natural gas working-interest wells as of December 31, 2003. Productive wells include wells currently producing or capable of production.

	Gross (1)			Net (2)
	OIL	GAS	TOTAL	OIL	GAS	TOTAL
United States	637	269	906	20.65	29.30	49.95
France	88	–	88	88.00	–	88.00
Turkey	16	–	16	2.84	–	2.84

(1)	“Gross” refers to wells in which we have a working-interest.
(2)	“Net” refers to the aggregate of our percentage working-interest in gross wells before royalties, before or after payout, as appropriate.

ACREAGE

        The following table shows the developed and undeveloped acreage attributable to our ownership as of December 31, 2003.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net

United States	253,420	37,325	83,703	39,028	337,123	76,353
France	60,689	60,689	283,923	283,923	344,612	344,612
Turkey	31,730	3,045	3,552,542	2,410,535	3,584,272	2,413,580
Romania	–	–	775,325	625,325	775,325	625,325

        Undeveloped acreage includes only those leased acres on which wells have not been drilled or completed to permit the production of commercial quantities of oil and natural gas regardless of whether or not the acreage contains proved reserves.

DRILLING ACTIVITIES

	Year Ended December 31,
	2003		2002		2001
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
UNITED STATES
Development:
Gas (3)	1	0.03	–	–	6	0.96
Oil (4)	2	0.19	1	0.09	4	0.48
Abandoned (5)	–	–	1	0.20	4	0.85

Total	3	0.22	2	0.29	14	2.29

Exploratory
Gas (3)	–	–	1	0.11	6	1.19
Oil (4)	–	–	1	0.25	2	0.45
Abandoned (5)	–	–	2	0.33	13	1.96

Total	–	–	4	0.69	21	3.60

FRANCE (6)	–	–	–	–	–	–

TURKEY (7)
Development:
Oil (4)	–	–	1	0.20	–	–
Abandoned (5)	–	–	–	–	–	–

Total	–	–	1	0.20	–	–

Exploratory
Abandoned (5)	2	1.30	1	0.50	–	–

Total	2	1.30	1	0.50	–	–

(1)	“Gross” is the number of wells in which we have a working-interest.
(2)	“Net” is the aggregate obtained by multiplying each gross well by our after payout percentage working-interest.
(3)	“Gas” means natural gas wells that are either currently producing or are capable of production.
(4)	“Oil” means producing oil wells.
(5)	“Abandoned” means wells that were dry when drilled and were abandoned without production casing being run.
(6)	We drilled no wells in France during 2001, 2002, or 2003.
(7)	Only oil wells were drilled in Turkey.

NET PRODUCTION, UNIT PRICES AND COSTS

        The following table summarizes our oil, natural gas and natural gas liquids production, net of royalties, for the periods indicated and as adjusted to reflect the Royalty Sale in January 2004. It also summarizes calculations of our total average unit sales prices and unit costs. Because we consummated our acquisition of Madison on December 31, 2001, the table excludes information related to Madison’s operations for 2001.

	Year Ended December 31, 2003
	United States	France	Turkey	Total	Total(1)
Production:
Oil (Bbls)	190,118	373,999	91,680	655,797	541,467
Daily average (Bbls/Day)	521	1,025	251	1,797	1,483
Gas (Mcf)	1,561,380	–	–	1,561,380	739,941
Daily average (Mcf/Day)	4,278	–	–	4,278	2,027
Daily average (BOE/Day)	1,234	1,025	251	2,510	1,821

Unit prices:
Average oil price ($/Bbl)	$ 28.17	$ 25.76	$ 24.65	$ 26.30	$ 26.02
Average gas price ($/Mcf)	4.83	–	–	4.83	4.74

Average equivalent price ($/BOE)	$ 28.65	$ 25.76	$ 24.65	$ 27.07	$ 26.47

Unit costs ($/BOE):
Lease operating	$ 5.72	$ 11.47	$ 9.04	$ 8.40	$ 10.01
Exploration and acquisition	2.53	–	13.86	2.63	3.63
Depreciation, depletion and amortization	4.49	3.63	5.97	4.28	4.88
Impairment of oil and natural gas properties	0.38	–	–	0.19	0.26
General and administrative	7.90	2.17	9.15	5.68	4.49
Interest and other	2.50	(1.60)	1.33	0.71	(0.24)

Total	$ 23.52	$ 15.67	$ 39.35	$ 21.89	$ 23.01

(1)	This column sets forth production information for the year ended December 31, 2003, as if the Royalty Sale had taken place on January 1, 2003.

	Year Ended December 31,
	2002				2001
	United States	France	Turkey	Total
Production:
Oil (Bbls)	238,210	415,165	113,799	767,174	295,902
Daily average (Bbls/Day)	653	1,137	312	2,102	811
Gas (Mcf)	1,812,203	–	–	1,812,203	1,781,460
Daily average (Mcf/Day)	4,965	–	–	4,965	4,881
Daily average (BOE/Day)	1,480	1,137	312	2,929	1,624

Unit prices:
Average oil price ($/Bbl)	$ 22.59	$ 22.14	$ 20.85	$ 22.08	$ 23.39
Average gas price ($/Mcf)	3.10	–	–	3.10	3.76

Average equivalent price ($/BOE)	$ 20.34	$ 22.14	$ 20.85	$ 21.09	$ 22.97

Unit costs ($/BOE):
Lease operating	$ 4.79	$ 7.80	$ 7.52	$ 6.25	$ 5.53
Exploration and acquisition	4.14	–	–	2.09	4.42
Depreciation, depletion and amortization	5.88	3.14	4.86	4.70	8.28
Impairment of oil and natural gas properties	0.98	–	–	0.49	2.21
General and administrative	10.00	2.76	10.28	7.22	4.74
Interest and other	8.62	3.02	0.66	5.59	2.15

Total	$ 34.41	$ 16.72	$ 23.32	$ 26.34	$ 27.33

PRESENT ACTIVITIES

        For the period January 1, 2004 through April 9, 2004, we did not participate in the drilling of any exploratory wells.

OFFICE LEASE

        We occupy approximately 16,327 square feet of office space at 4809 Cole Avenue, Suite 108, Dallas, Texas 75205 under a lease from SVP Cole, L.P. We also occupy approximately 1,377 square feet of office space at 13/15 Boulevard de la Madeleine, 75001 Paris, France, leased from Societe la Madeleine. Total rental expense for 2003 was approximately $356,000.

ITEM 3.    LEGAL PROCEEDINGS.

        Karak Petroleum. Madison and its wholly owned subsidiary, Trans-Dominion Holdings Ltd., were named as defendants in a complaint filed in Alberta, Canada, in 1999. The complaint arose from a dispute between Karak Petroleum, a subsidiary of Trans-Dominion Holdings, and the operator of an exploratory well in Pakistan in 1994 in which Karak was a joint interest partner. The plaintiffs alleged that they were owed approximately $500,000. On August 7, 2002, we reached an agreement with the plaintiffs in this matter. Under the terms of the agreement, we agreed to pay the plaintiffs $400,000 for full release of liability. Written documentation reflecting the foregoing was finalized on August 29, 2002. The agreement required that we remit the $400,000 in two installments. The first installment of $50,000 was paid on August 29, 2002, and the remaining $350,000 was recorded as a liability and was to be paid by February 3, 2003. In February 2003, the plaintiffs agreed to accept the $350,000 in monthly installments payable at the beginning of each month beginning February 2003. Payments totaling $105,000 were made during 2003. The remaining balance due was paid in January 2004.

        Turkish Registered Capital. Under the existing Petroleum Law of Turkey, capital that is invested by foreign companies in projects such as oil and natural gas exploration can be registered with the General Directorate of Petroleum Affairs, thereby qualifying for protection against adverse changes in the exchange rate between the time of the initial investment and the time such capital is repatriated out of Turkey. Since 1997 the Turkish government has suspended such protection for repatriated capital. As the holder of more than $50 million of registered capital, we have filed suit in Turkey to attempt to restore the exchange rate protections afforded under the law. No amounts are accrued related to this contingency. In March 2002, a lower level court ruled in favor of Madison. The ruling was subject to automatic appeal that was heard on December 31, 2002. The appellate court reversed the lower court’s ruling. We have appealed the ruling of the appellate court and are still waiting on a definitive date to be set for the case. The current appeal is the last appeal that can be made by either side in this case. However, we cannot predict the outcome of this matter. If we receive any repatriated capital payments from the Turkish government by December 31, 2004 that was applied for by December 31, 2003, the holders of Madison common stock have the right to receive, in cash or our common stock, 30% of such payments.

        From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, that may be awarded with any suit or claim would not have a material adverse effect on our financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

        Our shares of common stock, par value $.15625 per share, are traded on the Nasdaq National Market System under the trading symbol “TRGL” and are traded on the Toronto Stock Exchange under the symbol “TRX.” The following table sets forth the high and low sale prices per share for the common stock for each quarterly period during the past two calendar years as reported by Nasdaq based upon quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2003	High	Low
First Quarter	2.71	2.00
Second Quarter	3.14	2.33
Third Quarter	3.00	2.33
Fourth Quarter	4.65	2.28

2002	High	Low
First Quarter	4.69	3.75
Second Quarter	4.20	3.85
Third Quarter	4.04	3.00
Fourth Quarter	3.40	2.19

HOLDERS AND CLOSING PRICE

        As of March 26, 2004, there were 9,500,317 shares of common stock outstanding and held of record by approximately 890 holders (inclusive of those brokerage firms, clearing houses, banks and other nominee holders, holding common stock for clients, with all such nominees being considered as one holder).

        The closing price of the common stock on the Nasdaq National Market System on April 7, 2004 was $4.76. The closing price on the Toronto Stock Exchange on April 7, 2004 was Canadian $6.25.

DIVIDENDS

        Dividends on the common stock may be declared and paid out of funds legally available when and as determined by our Board of Directors. Our Board of Directors plans to continue our policy of holding and investing corporate funds on a conservative basis, so we do not anticipate paying cash dividends on our common stock in the foreseeable future. The terms of our Series A Convertible Preferred Stock and our Series A-1 Convertible Preferred Stock prohibit us from paying dividends on the common stock without the approval of the holders of a majority of the then outstanding shares of the Series A Convertible Preferred Stock and the Series A-1 Convertible Preferred Stock.

        Dividends on our Series A Convertible Preferred Stock and our Series A-1 Convertible Preferred Stock are paid on a quarterly basis per the terms of each series. Cash dividends totaling $360,000, $360,000 and $360,000 were declared, and $450,000, $270,000 and $360,000 were paid for the years ended December 31, 2003, 2002 and 2001, respectively, on the Series A Convertible Preferred Stock. Cash dividends totaling $139,549 and $14,000 were declared for the years ended December 31, 2003 and December 31, 2002 on the Series A-1 Convertible Preferred Stock. Cash dividends totaling $153,549 were paid for the year ended December 31, 2003 on the Series A-1 Convertible Preferred Stock. No cash dividends were paid for the year ended December 31, 2002, on the Series A-1 Convertible Preferred Stock. Future dividends are anticipated to be paid in cash only at a rate of $180,000 per calendar quarter.

SALES OF UNREGISTERED SECURITIES

        In the fourth quarter of 2003, we issued the following equity securities that were not registered under the Securities Act of 1933, as amended:

        During the fourth quarter of 2003, pursuant to private placements we issued 83,000 shares of our Series A-1 Convertible Preferred Stock as follows: (i) in October 2003, 34,000 shares were issued to Mr. William I. Lee, one of our directors, and Wilco, an entity controlled by Mr. Lee; (ii) in December 2003, 42,000 shares were issued; and (iii) in December 2003, 7,000 shares were issued to Wilco. The aggregate proceeds from these sales were $2,075,000.

        The Series A-1 Convertible Preferred Stock was sold for $25.00 per share and pays an annual cash dividend of $2.25 per share that results in an annual yield of 9.0%. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share. The $4.00 conversion price was higher than the market price of our common stock when the issuances occurred. The Series A-1 Convertible Preferred Stock is redeemable at our option, in whole or in part, at any time on or after November 1, 2007. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A-1 Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter. In connection with the securities purchase agreements, Toreador granted certain “piggy-back” registration rights relating to the common stock issuable upon conversion of the Series A-1 Convertible Preferred Stock.

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

	Year Ended December 31,
	2003	2002	2001	2000(1)	1999(1)
	(in thousands, except per share data)
INCOME STATEMENT DATA:
Revenues:
Oil and natural gas sales	$ 17,845	$ 17,456	$ 7,937	$ 13,164	$ 4,259
Gain (loss) on commodity derivatives	(1,017)	(2,150)	26	(135)	–
Lease bonuses and rentals	18	69	–	472	463

Total revenues	16,846	15,375	7,963	13,501	4,722
Costs and expenses:
Lease operating	6,651	6,071	2,589	2,325	699
Exploration and acquisition	2,411	2,234	2,619	309	405
Depreciation, depletion and amortization	3,246	3,797	3,510	2,439	1,262
Impairment of oil and natural gas properties	171	525	1,237	–	14
General and administrative	3,494	5,270	1,583	2,273	1,584

Total costs and expenses	15,973	17,897	11,538	7,346	3,964

Operating income (loss)	873	(2,522)	(3,575)	6,155	758
Other income (expense)
Equity in earnings of unconsolidated
investments	22	(1,186)	(206)	(54)	–
Gain (loss) on sale of properties and
other assets	120	(2,129)	(487)	408	852
Loss on sale of marketable securities	(40)	(14)	(23)	(54)	(80)
Interest and other income (expense)	1,152	(184)	163	71	109
Interest expense	(1,193)	(1,692)	(421)	(1,409)	(794)

Total other income (expense)	61	(5,205)	(974)	(1,038)	87

Net income (loss) before income taxes	934	(7,727)	(4,549)	5,117	845
Provision (benefit) for income taxes	(266)	(2,061)	(1,802)	1,764	337

Income (loss) from continuing operatrions, net of tax	1,200	(5,666)	(2,747)	3,353	508
Income from discountinued operations, net of tax	1,182	(441)	2,105	–	–
Dividend on preferred shares	500	374	360	360	360

Income (loss) attributable to common shares	$ 1,882	$ (6,481)	$ (1,002)	$ 2,993	$ 148

Basic income (loss) per share	$ 0.20	$ (0.69)	$ (0.16)	$ 0.54	$ 0.03

Diluted income (loss) per share	$ 0.20	$ (0.69)	$ (0.16)	$ 0.50	$ 0.03

Weighted average shares outstanding
Basic	9,338	9,343	6,319	5,522	5,186
Diluted	9,347	9,343	6,319	6,691	5,251
CASH FLOW DATA:
Net cash provided by operating activities	$ 6,879	$ 6,362	$ 8,856	$ 6,144	$ 763
Capital expenditures for oil and natural gas
property and equipment	(3,713)	(6,178)	(11,979)	(2,353)	(9,208)
BALANCE SHEET DATA:
Working capital (deficit)	$(14,721)	$ (7,569)	$ (879)	$ 3,178	$ 439
Oil and natural gas properties, net	77,616	71,872	78,028	34,630	24,424
Total assets	91,542	86,853	94,454	40,325	26,456
Long-term debt	–	26,860	36,874	15,244	14,677
Stockholders' equity	37,322	30,021	33,555	20,261	10,650

(1)	The amounts for 1999 and 2000 have not been adjusted to reflect discontinued operations for properties sold in January 2004 as part of the Royalty Sale.

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

EXECUTIVE OVERVIEW

        The following financial statement analysis is based on results of operations before the Royalty Sale was consumated in January 2004. Amounts applicable to discontinued operations are detailed in Note 17 of the Notes of Consolidated Financial Statements.

        In 2003, Toreador’s oil and natural gas sales revenues rose 9% to $25.1 million compared with $23.0 million in 2002 primarily due to strong oil and natural gas prices during the year. In 2003, our average oil price per barrel increased 19%, and our average price for natural gas was 56% higher than the year earlier. The increase in revenues was partially offset by a 14% decrease in oil and natural gas production, the result of the natural decline of our existing properties and the sale of various underperforming properties at the end of 2002 and in 2003.

        This favorable pricing environment allowed us to reduce the loss on oil and natural gas production hedges 43%. In addition, we continued to manage the business more efficiently by focusing on management’s objective of reducing general and administrative expenses, which were down 33% in 2003. Depreciation, depletion and amortization also was 22% lower compared with 2002.

        Toreador’s primary focus in 2003 was to aggressively reduce debt and strengthen our balance sheet. During the year, we used $2.8 million of our available cash to reduce the amounts outstanding under the revolving credit facility with Barclays Bank, Plc (the “Barclays Facility”). During 2003, we reduced senior long-term debt, including the current portion, 14% to $28.7 million from $33.4 million at year-end 2002. This debt reduction reduced our 2003 interest expense 23%.

        We closed the Royalty Sale to Black Stone Acquisitions Partners I, L.P. in January 2004. Subsequently, we discharged our two senior borrowing facilities, the Barclays Facility and the Bank of Texas facility (the “Texas Facility”) with a portion of the proceeds from the Royalty Sale.

CRITICAL ACCOUNTING POLICIES

        The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenues and expenses. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. Our estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, our actual results could differ materially from our estimates. The most significant estimates made by our management include future net cash flow for purposes of evaluating oil and natural gas properties for impairment, unrealized gains and losses on commodity derivatives, oil and natural gas sales receivable, and valuation of goodwill. The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities. A full description of all of our significant accounting policies is included in Note 2 to our Consolidated Financial Statements included in this annual report.

        We follow the successful efforts method of accounting for our oil and natural gas properties. Under this method, we capitalize the costs of successful wells and expense the costs of dry holes. Accordingly, our operations can be materially impacted if our drilling efforts are unsuccessful. Dry hole costs amounted to $1.3 million in 2003, $1.1 million in 2002 and $1.8 million in 2001. Under the successful efforts method, we must also evaluate our investments in each producing field. If such investments are greater than our estimates of undiscounted future net cash flow, then we must record a charge to impairment for the difference between our investment and the discounted future net cash flow. Accordingly, any year in which oil and/or natural gas prices decline, our operations and financial position could be materially impacted by a charge to impairment. Such charges amounted to $171,000 in 2003, $0.5 million in 2002 and $1.3 million in 2001.

        Because our primary revenues are from oil and natural gas sales, we are exposed to fluctuations in oil and natural gas commodity prices. We employ a policy of hedging well-defined price risks with oil and natural gas swaps and options, but we do not designate such instruments as hedges for accounting purposes. Because we do not designate our derivatives as hedges, we record them at fair value based on the current price of either the option or swap as quoted on the New York Mercantile Exchange and recognize changes in their fair values in earnings as they occur. Accordingly, our operations and financial position could be materially impacted by changes in the fair values of our hedging instruments. Such changes in the fair values of our hedging instruments are driven by commodity prices. The following summarizes the results of our hedging program:

	2003	2002	2001
	(in thousands)
Changes in fair value	$ (365)	$ (2,029)	$ 447
Realized gain (loss)	(1,956)	(2,015)	696

Net	$ (2,321)	$ (4,044)	$ 1,143

        We estimate our accrual for oil and natural gas sales receivable by first predicting the volumes we will produce based on recent production trends and, if available, production information provided by our operators. Then we multiply those volumes by the average posted commodity prices for the periods of production, less a differential. The product is our oil and natural gas sales receivable accrual. Our estimates of quantity production or average price could vary from actual quantities produced and prices realized, causing material variations in our financial position and results of operations.

        As a result of our acquisition of Madison, we recorded approximately $5.0 million of goodwill. This goodwill was allocated between reporting units based on the relative value of each unit’s proved reserves. Goodwill was reduced by $2.4 million in 2003 for a corresponding reduction in deferred tax liabilities which resulted from our commitment to fully reinvest in our international subsidiaries. We periodically review the value of goodwill by comparing it with future net cash flow realizable from the properties we acquired in the acquisition of Madison. To the extent that the recorded amount of goodwill plus the carrying value of the oil and natural gas properties is greater than the future net cash flow related to the oil and natural gas properties acquired, we record a charge to goodwill for the difference in the recorded value and our estimate of discounted net cash flow. We noted no impairment indicators related to goodwill for the year ended December 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

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

        The following table describes on a pro forma basis the effect on net loss of the asset retirement obligation as if Statement 143 had been adopted on January 1, 2002:

Year Ended Dec 31, 2002
(in thousands, except per share data)
Net loss, reported	$ (6,481)
Less: retirement obligation accretion expense	116
Plus: depreciation on salvage value	–
Net loss pro forma	$ (6,597)

Loss per share:
As reported
Basic	$ (0.69)
Diluted	$ (0.69)

Pro forma
Basic	$ (0.70)
Diluted	$ (0.70)

        Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FAS Statements No. 4, 44 and 64, Amendment of FAS Statement No. 13, and Technical Corrections (“Statement 145”).  Through the rescission of FAS Statements 4 and 64, Statement 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, be classified as an extraordinary item net of any income tax effect.  Statement 145 made several other technical corrections to existing pronouncements that may change accounting practice.  Adoption of Statement 145 had no impact on the Company’s results of operations or financial position at December 31, 2003.

        In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 requires that a liability for costs associated with an exit or disposal activity should be initially recognized when it is incurred. Under previous standards, such costs were recognized in the period in which an entity committed to a plan of disposal. Under Statement 146, the costs are recognized in the period when an actual disposal is under way. Examples of costs included under Statement 146 include one-time termination benefits, costs to consolidate or close facilities and costs to relocate employees. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. On June 17, 2003, Toreador committed to the termination of four employees. Two engineers, one geologist and one part-time employee were terminated in an effort to reduce general and administrative costs. Total severance expense and liability for the year ended December 31, 2003, were approximately $511,000 and $310,000, respectively. The following table provides a reconciliation of the liability:

Exit Cost or Disposal Activity	Amount
(in thousands)
Employee severance liability June 17, 2003	$ 511
Cost incurred	–
Adjustments	–
Less: Payroll payments	201

Severance liability December 31, 2003	$ 310

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

	2003	2002	2001
	(in thousands except per share data)
Income (loss) applicable to common shares, as reported	$ 1,882	$ (6,481)	$ (1,002)
Basic earnings (loss) per share reported	0.20	(0.69)	(0.16)
Diluted earnings (loss) per share reported	0.20	(0.69)	(0.16)
Stock-based compensation costs under the intrinsic
value method included in net income (loss)
reported, net of related tax	–	–	–
Pro-forma stock-based compensation costs under the
fair value method, net of related tax	249	432	395
Pro-forma income (loss) applicable to common shares under
the fair-value method	1,633	(6,913)	(1,397)
Pro-forma basic earnings (loss) per share under the fair
value method	0.17	(0.74)	(0.22)
Pro-forma diluted earnings (loss) per share under the
fair value method	0.17	(0.74)	(0.22)

        Effective January 1, 2003, the Company adopted Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).  FIN 45 broadens the disclosures to be made by the guarantor about its obligations under certain guarantees. FIN 45 also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee.  Adoption of FIN 45 did not have an impact on the Company’s results of operations or financial position at December 31, 2003.

        In April 2003, the FASB issued Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“Statement 149”).  Statement 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133, Accounting for Derivative Instruments and Hedging Activities.  Statement 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Company’s results of operations or financial position at December 31, 2003.

        In May 2003, the FASB issued Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”).  FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  FAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement’s operational components did not have an impact on the Company’s results of operations or financial position at December 31, 2003.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which was revised and superceded by FASB Interpretation No. 46R in December 2003 (“FIN 46R”). FIN 46R requires the consolidation of certain variable interest entities, as defined.  FIN 46R is effective immediately for special purpose entities and variable interest entities created after December 31, 2003, and must be applied to other variable interest entities no later than December 31, 2004. The Company believes it has no such variable interest entities and as a result FIN 46R will have no impact on its results of operations, financial position or cash flows.

        The oil and natural gas industry is currently discussing the appropriate balance sheet classification of oil and natural gas mineral rights held by lease or contract. The Company classifies these assets as property, plant, and equipment in accordance with its interpretation of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and common industry practice. There is also a view that these mineral rights are intangible assets as defined in Financial Accounting Standards No. 141 (“Statement 141”), Business Combinations, and, therefore, should be classified separately on the balance sheet as intangible assets. If the accounting for mineral rights held by lease or contract is ultimately changed, we believe that any such reclassification of mineral rights could amount to approximately $7.1 million at December 31, 2003, if we are required to include the purchase price allocated to hydrocarbon reserves obtained in acquisitions of oil and natural gas properties. The determination of this amount is based on our current understanding of this evolving issue and how the provisions of Statement 141 might be applied to oil and natural gas mineral rights. This potential balance sheet reclassification would not affect results of operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

        During 2003, cash flow from operations was $6.9 million, compared with $6.4 million for 2002. We continually review the operating results of each of our properties. If there are underperforming properties, we attempt to liquidate them. During 2003, we received $424,000 in proceeds from sales of property and equipment. We anticipate that cash flow from operations during 2004 will be approximately $6.2 million, which will be used for budgeted capital expenditures.

        During 2003, pursuant to private placements we sold 123,000 shares of our Series A-1 Convertible Preferred Stock for an aggregate purchase price of $3,075,000. We have used the net proceeds from the private placements to fund portions of our exploration and development program and for other general corporate purposes.

        At the end of 2003, we had two senior borrowing facilities. The Texas Facility had borrowings outstanding of approximately $17.0 million at December 31, 2003. We discharged the Texas Facility in January 2004 with a portion of the proceeds from the Royalty Sale. During 2003, we made net payments of $1.7 million to reduce the amounts outstanding under the Texas Facility.

        The Barclays Facility had approximately $11.8 million in borrowings outstanding at December 31, 2003. During 2003, we used $2.8 million of our available cash flow to reduce the amounts outstanding under the Barclays Facility. We discharged the Barclays Facility in January 2004 with a portion of the proceeds from the Royalty Sale. Under the terms of the Warrant Buyback Letter dated May 19, 2003, we were required to buy 500,000 outstanding warrants back from Barclays for the sum of $100,000 upon final settlement of the Barclays Facility. Additionally, we were required to make a final settlement payment of $925,000 less the amounts of any payments made to Barclays for interim fees due before the final settlement under the terms of the Settlement Fee Letter dated May 19, 2003. The settlement payment amount after deduction of the interim fees paid to Barclays was approximately $806,000.

        We anticipate that our 2004 capital expenditures budget, excluding any acquisitions we may make, will be approximately $7.0 million. We intend to fund our capital expenditures budget from operating cash flow and cash currently on hand.

        We anticipate spending most of our 2004 capital budget on prospects in our foreign inventory. We anticipate limiting our activity in France to development drilling on our existing properties and exploration work on the Courtenay permit. In Turkey, we anticipate continuing exploration work on several projects, including plans to drill our first exploratory well in the western Black Sea.

        We maintain our excess cash funds in interest-bearing deposits and in marketable securities.

        We believe that sufficient funds will be available from operating cash flow, cash on hand and future potential financing sources (which may include senior debt, subordinated debt and/or equity ) to meet anticipated capital budget requirements and fund potential acquisitions in 2004. The following table sets forth our contractual obligations at the end of 2003 for the periods shown:

		Due Within
	Total	Less than 1 Year		1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Long Term Debt Obligations	$ 30,308	$ 28,148	(1)	$ 2,160	$ –	$ –
Capital Lease Obligations	1,069	289		611	169	–

Total	$ 31,377	$ 28,437		$ 2,771	$ 169	$ –

(1)	This amount was paid off in connection with the Royalty Sale.

        Through December 31, 2003, we used $2,534,000 of our cash reserves to purchase 721,027 shares of our common stock including 40,000 that were repurchased during 2002 for $180,000. No shares of our common stock were repurchased during 2003. Based on market conditions and cash availability, we intend to repurchase shares of our common stock when we deem appropriate. Such repurchases will be funded from available operating cash flows.

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

        Dividends on our Series A Convertible Preferred Stock and our Series A-1 Convertible Preferred Stock are paid on a quarterly basis. Cash dividends totaling $500,000 were declared and $604,000 were paid for the year ended December 31, 2003. Cash dividends of $374,000 and $360,000 were declared in 2002 and 2001, respectively. Cash dividends of $270,000 and $360,000 were paid in 2002 and 2001, respectively. Future dividends are expected to be paid only in cash at a rate of $180,000 per calendar quarter.

        No stock options were exercised during 2003 or 2002.

RESULTS OF OPERATIONS

        COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND 2002

        The following financial statement analysis is based on results of operations before the royalty sale was consummated in January 2004. Amounts applicable to discontinued operations are detailed in Note 17 of the Consolidated Financial Statements.

        REVENUES

        Oil and natural gas sales. For the year ended December 31, 2003, oil and natural gas sales revenues were $25.1 million, increasing approximately $2.0 million, or 9%, from $23.1 million for the year ended December 31, 2002. This was due to an increase in the average prices we received for oil and natural gas sales. In 2003, our average oil price per barrel was $26.30 versus $22.08 in 2002. Our average price for natural gas in 2003 was $4.83 per Mcf, compared with $3.10 in 2002. The increase in revenues was offset by a decrease in overall production of 153,000 BOE, or 14%, from 1,069,000 BOE in 2002 to 916,000 BOE in 2003. United States production decreased 90,000 BOE, the result of the natural decline of our existing properties and the sale of miscellaneous underperforming properties at the end of 2002 and during 2003. French production decreased 41,000 BOE, a result of the temporary loss of producing wells during the year. We were unable to complete necessary workover maintenance on these wells in a timely manner due to financial constraints created by the Barclays Facility.

        Gain (loss) on commodity derivatives. We utilize commodity derivative instruments as part of our risk management program and, prior to the repayment of our senior credit facilities in January 2004, we utilized them to comply with the requirements of our senior credit facilities. These transactions are generally structured as either swaps or collar contracts. A swap has the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if a floor or ceiling price is exceeded. These instruments (i) reduce the effect of the price fluctuations of the commodities we produce and sell; and (ii) support our annual capital budgeting and expenditure plans. When we had our senior credit facilities, these instruments protected the amounts required for servicing outstanding debt; and maximized the funds available under these facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of our United States transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell. The counterparty of our French transactions was Barclays Capital. Currently we do not have any commodity derivative instruments for our French production. The following table summarizes the results of our risk-management efforts during 2003 and 2002:

	2003	2002	Variance
	(in thousands)
Changes in fair value	$ (365)	$ (2,029)	$ 1,664
Realized gain (loss)	(1,956)	(2,015)	59

Net	$ (2,321)	$ (4,044)	$ 1,723

        As noted above, we have structured our commodity derivatives to reduce the effect of price fluctuations of the commodities we produce and sell. As a result, those derivatives decline in value as the underlying commodity prices rise. Any losses incurred on derivatives are offset by higher oil and natural gas sales revenues due to increases in underlying commodity prices. However, under the requirements of Statement of Financial Accounting Standards No. 133 and because we chose not to designate our derivatives as hedges, mark to market loss on the derivatives is generally accrued through earnings prior to the recognition of higher sales prices. See Note 8 in the Notes to Consolidated Financial Statements included in this filing for more details.

        Lease bonuses and rentals. Lease bonuses and rentals decreased $453,000, or 56% from 2002 to 2003, due to reduced leasing activity on the minerals we owned.

        EXPENSES

        Lease operating. Lease operating expenses increased $1.0 million, or 15%, primarily due to the increase in value of the Eurodollar against the U.S. dollar in relation to our French leases. Additionally, U.S. production taxes increased in 2003, a result of the increase in oil and natural gas sales prices discussed above.

        Exploration and acquisition. Exploration and acquisition expense increased $177,000, or 8% from 2002 to 2003, due to increased evaluation activity on our prospects in Turkey.

        Depreciation, depletion and amortization. DD&A decreased $1.1 million, or 22%, compared with 2002 due to decreased production and decreased reserve balances. We calculate depletion on our oil and natural gas properties using the units-of-production method. Current-year production is divided by beginning reserves and then multiplied by the net value of the properties. Production decreased 14% from 2002 and reserves during the same period decreased 3%, resulting in a lower depletion rate for 2003.

        Impairment of oil and natural gas properties. Impairment charged in 2003 amounted to $171,000, compared with $529,000 in 2002, both of which only related to U.S. properties. The decrease in the impairment charge is the result of an increase in year-end pricing offset by a decrease in the value of our reserves. Oil and natural gas prices used to estimate the value of our reserves at December 31, 2002, were $28.00 per barrel and $4.74 per Mcf, compared with $29.25 per barrel and $5.76 per Mcf at December 31, 2003.

        General and administrative. General and administrative expenses decreased $2.5 million, or 32%. The majority of this decrease was the result of the cost increase incurred in connection with the acquisition of Madison that was expensed in 2002. A significant portion of the expenses associated with the Madison acquisition comprised nonrecurring items that were either transaction and transition costs or other one-time expenses. General and administrative costs were also lower in 2003 due to a reduction in personnel costs. One of management’s primary objectives is to continue to reduce expenses.

        OTHER INCOME AND EXPENSE

        Other income and expense resulted in a net expense of $650,000 during 2003 versus $6.0 million for 2002. Net expense decreased $5.3 million, primarily due to losses on property sales in 2002. We incurred losses on property sales of $2.1 million during 2002, compared with a gain of $80,000 in 2003. The remainder of the decrease was a result of foreign currency transaction gains made on payments towards the Barclays Facility and lower interest expense due to the value of the Eurodollar increasing against the U.S. dollar.

        NET INCOME (LOSS) AVAILABLE TO COMMON SHARES

        During 2003, we had earnings available to common stockholders of $1.9 million, compared with a net loss of $6.5 million for 2002. Improved results for 2003 were due to an increase in foreign currency transaction gains, a reduction in losses on commodity derivatives (oil and natural gas hedges), an increase in oil and natural gas revenues due to higher average prices, and lower general and administrative expenses. In addition, in 2002 we incurred one-time transaction and transition costs related to the Madison acquisition, and the value of our investment in Trinidad Exploration and Development, Ltd. (“TED”) declined.

        OTHER COMPREHENSIVE INCOME

        The most significant element of comprehensive income, other than net income (loss), is foreign currency translation. The functional currency of our operations in France is the Eurodollar, and in Turkey the functional currency is the Turkish Lira. The exchange rates used to translate the financial position of those operations at December 31, 2003, were approximately U.S. $1.26 per Eurodollar and U.S. $0.70 per million Turkish Lira. At December 31, 2002, the exchange rates were U.S. $1.05 per Eurodollar and U.S. $0.62 per million Turkish Lira. These fluctuations caused an unrealized translation gain of $2.2 million in 2003, compared with an unrealized translation gain of $2.2 million in 2002.

        COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001

        The following financial statement analysis is based on results of operations before the Royalty Sale was consummated in January 2004. Amounts applicable to discontinued operations are detailed in Note 17 of the Notes to the Consolidated Financial Statements.

        REVENUES

        Oil and natural gas sales. For the year ended December 31, 2002, oil and natural gas sales revenues were $23.1 million, increasing approximately $9.1 million, or 65%, from $14.0 million for the year ended December 31, 2001. Oil and natural gas sales revenues from the properties acquired in the Madison acquisition amounted to $11.6 million, while U.S. revenues decreased $2.4 million, or 18%. The decrease in U.S. revenues was the result of both production and price declines. U.S. production decreased 53,000 BOE, or 9%, the result of the natural decline of our existing properties and the sale of miscellaneous underperforming properties during 2002. In 2002, our average oil price per barrel was $22.08 versus $23.39 in 2001. Our average price for natural gas in 2002 was $3.10 per Mcf, compared with $3.76 in 2001.

        Gain (loss) on commodity derivatives. We utilize commodity derivative instruments as part of our risk management program and to comply with the requirements of our senior credit facilities. These transactions are generally structured as either swaps or collar contracts. A swap has the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if a floor or ceiling price is exceeded. These instruments (i) reduce the effect of the price fluctuations of the commodities we produce and sell; (ii) support our annual capital budgeting and expenditure plans; (iii) protect the amounts required for servicing outstanding debt; and (iv) maximize the funds available under our existing credit facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of our United States transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell. The counterparty of our French transactions is Barclays Capital. The following table summarizes the results of our risk-management efforts during 2002 and 2001:

	2002	2001	Variance
	(in thousands)
Changes in fair value	$ (2,029)	$ 447	$ (2,476)
Realized gain (loss)	(2,015)	696	(2,711)

Net	$ (4,044)	$ 1,143	$ (5,187)

        As noted above, we have structured our commodity derivatives to reduce the effect of price fluctuations of the commodities we produce and sell. As a result, those derivatives decline in value as the underlying commodity prices rise. Any losses incurred on derivatives are offset by higher oil and natural gas sales revenues due to increases in underlying commodity prices. However, under the requirements of Statement of Financial Accounting Standards No. 133 and because we chose not to designate our derivatives as hedges, mark to market loss on the derivatives is generally accrued through earnings prior to the recognition of higher sales prices. See Note 8 in the Notes to Consolidated Financial Statements included in this filing for more details.

        Lease bonuses and rentals. Lease bonuses and rentals increased $216,000, or 36%, due to increases in leasing activity, a result of several wildcat discoveries in and around the minerals we owned in Mississippi.

        EXPENSES

        Lease operating. Lease operating expenses increased $3.4 million, or 104%, due to the operations of the properties we acquired in the Madison acquisition and are commensurate with the increase in operating revenue from the Madison properties. Higher lease operating expenses were offset by decreases in U.S. production taxes, the result of the decline in oil and natural gas sales prices discussed above. In 2002 operating expenses associated with the properties in the Madison acquisition amounted to $4.1 million.

        Exploration and acquisition. Exploration and acquisition expense decreased $385,000, or 15%, due to a reduction in drilling activity, compared with 2001.

        Depreciation, depletion and amortization. DD&A remained relatively unchanged from 2001 at approximately $5.0 million. An increase due to depletion of costs allocated to properties acquired in the Madison acquisition of approximately $1.9 million was offset by a decrease in U.S. depletion of $1.7 million. The decrease in U.S. depletion was the result of higher reserve quantities. We calculate depletion on our oil and natural gas properties using the units-of-production method. Current-year production is divided by beginning reserves and then multiplied by the net value of the properties. Production decreased 9% from 2001, resulting in a lower depletion rate.

        Impairment of oil and natural gas properties. Impairment charged in 2002 amounted to $529,000, compared with $1.3 million in 2001, both of which only related to U.S. properties. The decrease in the impairment charge is the result of an increase in the value of our reserves commensurate with the increase in year-end pricing. Oil and natural gas prices used to estimate the value of our reserves at December 31, 2001, were $17.52 per barrel and $2.71 per Mcf, compared with $28.00 and $4.74 at December 31, 2002.

        General and administrative. General and administrative expenses increased $4.9 million, or 175%. The majority of this increase was the result of the Madison acquisition; however, a significant portion of these expenses comprises nonrecurring items that were either transaction and transition costs or other one-time expenses. General and administrative expense of approximately $2.3 million was directly attributable to the operation of our newly acquired French and Turkish properties. The balance represents the ongoing expenses of the support staff that joined us as a result of the Madison acquisition.

        OTHER INCOME AND EXPENSE

        Other income and expense resulted in a net expense of $6.0 million during 2002 versus $1.8 million for 2001. Net expense increased $4.2 million, primarily due to a decline in the value of our investment in TED, losses on property sales and increased interest expense. During 2002, our interest in TED was reduced from 25.0% to 16.33%. Accordingly, we recorded a charge to equity in earnings of unconsolidated entities of $1.2 million reflecting the valuation of the ultimate amount estimated to be recovered from our investment.

        In addition to the decline in value of our investment in TED, we incurred losses on property sales of $2.1 million during 2002, compared with $0.5 million in 2001. As part of our ongoing program to high grade our property portfolio, we elected to proceed with the sale of several non-economic, non-strategic properties that were underperforming rather than sustain continued operating losses on those properties. Interest expense increased as a result of the revolving credit balances and the convertible debenture assumed in the Madison acquisition.

        NET INCOME (LOSS) AVAILABLE TO COMMON SHARES

        During 2002, we incurred a net loss of $6.5 million, compared with $1.0 million for 2001. Lower results for 2002 were due to losses on commodity derivatives (oil and natural gas hedges), one-time transaction and transition costs related to the Madison acquisition, higher operating costs of the newly combined company after the addition of the Madison exploration staff, the decline in value of our investment in TED and losses on the sales of underperforming properties.

        OTHER COMPREHENSIVE INCOME

        The most significant element of comprehensive income, other than net income (loss), is foreign currency translation. The functional currency of our operations in France is the Eurodollar, and in Turkey the functional currency is the Turkish Lira. The exchange rates used to translate the financial position of those operations at December 31, 2002, were approximately U.S. $1.05 per Eurodollar and U.S. $0.62 per million Turkish Lira. The exchange rates at December 31, 2001, were U.S. $0.87 per Eurodollar and U.S. $0.69 per million Turkish Lira. These fluctuations caused an unrealized translation gain of $2.2 million in 2002. No charges existed in 2001 because we had no foreign operations during that period.

        SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        We derived the selected historical financial data in the table below from our unaudited interim consolidated financial statements. The sum of net income per share by quarter may not equal the net income per share for the year due to variations in the weighted average shares outstanding used in computing such amounts. The historical data presented here are only a summary and should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this annual report.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	(in thousands, except per share data)
Year ended December 31, 2003:
Total revenues	$ 4,664	$ 7,022	$ 5,096	$ 6,362
Impairment of oil and natural gas properties	171	–	–	–
Total costs and expenses	5,607	4,996	4,588	4,729
Net income (loss)	(61)	1,071	556	815
Income (loss) attributable to common shares	(214)	946	445	704
Basic income (loss) per share	(0.02)	0.10	0.05	0.08
Diluted income (loss) per share	(0.02)	0.09	0.05	0.07

Year ended December 31, 2002:
Total revenues	$ 5,413	$ 4,792	$ 6,187	$ 3,445
Impairment of oil and natural gas properties	529	–	–	–
Total costs and expenses	5,926	5,253	5,705	5,315
Net income (loss)	(2,594)	(1,166)	(491)	(1,856)
Income (loss) attributable to common shares	(2,698)	(1,256)	(581)	(1,946)
Basic income (loss) per share	(0.29)	(0.13)	(0.06)	(0.21)
Diluted income (loss) per share	(0.29)	(0.13)	(0.06)	(0.21)

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The risks inherent in our market-sensitive instruments are the potential loss arising from adverse changes in oil and natural gas prices, interest rates and foreign currency exchange rates as discussed below. The sensitivity analysis however, neither considers the effects that such adverse changes may have on overall economic activity nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

        The following quantitative and qualitative information is provided about financial instruments to which we are a party as of December 31, 2003, and from which we may incur future earnings gains or losses from changes in commodity prices. We do not designate our derivatives as hedges; however, we do not enter into derivative or other financial instruments for trading purposes.

        Oil And Natural Gas Prices. We market our oil and natural gas production primarily on a spot market basis. As a result, our earnings could be affected by changes in the prices for these commodities, regulatory matters or demand for the commodities. As market conditions dictate, from time to time we will lock in future oil and natural gas prices using various hedging techniques. We do not use such financial instruments for trading purposes, and we are not a party to any leveraged derivatives. Market risk is estimated as a 10% decrease in the prices of oil and natural gas. Based on our projections for 2004 sales volumes at fixed prices, such a decrease would result in a reduction to oil and natural gas sales revenue of approximately $1.8 million before considering the effect of the natural gas hedging agreements discussed below.

        Foreign Currency Exchange Rates. The functional currency of our French operations is the Eurodollar, and the functional currency of our Turkish operations is the Turkish Lira. While our oil sales are calculated on a U.S. dollar basis, we are exposed to the risk that the values of our French and Turkish assets will decrease and that the amounts of our French and Turkish liabilities will increase. Market risk is estimated as a 10% decrease in the exchange rate for Eurodollars and Turkish Lira to U.S. dollars. Based on the net assets in our French and Turkish operations at December 31, 2003, such a decrease would result in an unrealized loss of approximately $2.9 million due to foreign currency exchange rates.

        Derivative Financial Instruments. We utilize commodity derivative instruments as part of our risk management program and, prior to the repayment of our senior credit facilities in January 2004, we utilized them to comply with the requirements of our senior credit facilities. These transactions are generally structured as either swaps or collar contracts. A swap has the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if a floor or ceiling price is exceeded. These instruments (i) reduce the effect of the price fluctuations of the commodities we produce and sell and (ii) support our annual capital budgeting and expenditure plans. When we had our senior credit facilities, these instruments protected the amounts required for servicing outstanding debt and maximized the funds available under these facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of our United States transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell. The counterparty of our French transactions was Barclays Capital. Currently, we do not have any commodity derivative instruments for our French production.

        The following table lists our open natural gas derivative contracts as of December 31, 2003. All contracts are based on NYMEX pricing. We estimated the fair value of the option agreement at December 31, 2003, from quotes by the counterparty representing the amounts we would expect to receive or pay to terminate the agreements on that date. We estimated the fair value of the swap agreement based on the difference between the strike prices and the forward NYMEX discounted prices for each determination period multiplied by the notional volume for each period.

Contract Type	Effective Date	Termination Date	Notional Volume per Month (MMBtu)(1)	Aggregate Volume (MMBtu)(1)	Strike Price per MMBtu	Fair Value - Gain/(Loss) December 31, 2003
	February	December
Swap	2004	2004	50,000	550,000	$ 3.920	$ (796,800)

Put	February	December
Option	2004	2004	50,000	550,000	$ 3.250	$ 13,157

Call	February	December
Option	2004	2004	50,000	550,000	$ 5.275	$ (375,832)

(1)	MMBtu – Million British thermal units.

        See Note 2 of Notes to Consolidated Financial Statements for a description of our accounting procedures followed relative to hedge derivative financial instruments and for specific information regarding the terms of our derivative financial instruments that are sensitive to changes in crude oil and natural gas commodity prices.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Reports of Independent Accountants and Consolidated Financial Statements are set forth beginning on page F-1 of this annual report on Form 10-K and are incorporated herein.

        The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        See our Current Report on Form 8-K dated September 26, 2003, and our Current Report on Form 8-K/A dated October 8, 2003, relating to the change of our accountants.

        On September 23, 2003, we dismissed Ernst & Young LLP as our independent accountant and retained Hein + Associates LLP as our independent accountant. The decision to engage Hein + Associates LLP and to dismiss Ernst & Young LLP was approved by our Audit Committee and Board of Directors.

        We did not consult with Hein + Associates LLP with regard to any matter concerning the application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to our financial statements prior to engaging the firm.

        Ernst & Young LLP’s reports on our financial statements for the fiscal years ended December 31, 2002 and 2001, did not contain an adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2002 and 2001, and the subsequent interim period through September 23, 2003, (i) there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference to the subject matter of the disagreements in connection with their report and (ii) there were no “reportable events” as defined in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES.

        The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this Annual Report on Form 10-K.

        There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information required by this item relating to our (i) directors, nominees for directors and executive officers, (ii) audit committee, (iii) Code of Ethical Conduct and Business Practices and (iv) compliance with Section 16(a) of the Securities Exchange Act will be set forth under the headings “Election of Directors,” “Executive Officers,” “Committees — Audit Committee,” “Code of Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement relating to the 2004 Annual Meeting of Stockholders, that will be filed with the Securities and Exchange Commission on or prior to April 29, 2004, and that is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

        Information required by this item relating to executive compensation will be set forth under the heading “Executive Compensation and Other Transactions” in our Proxy Statement relating to the 2004 Annual Meeting of Stockholders, that will be filed with the Securities and Exchange Commission on or prior to April 29, 2004, and that is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information required by this item will be set forth under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement relating to the 2004 Annual Meeting of Stockholders, that will be filed with the Securities and Exchange Commission on or prior to April 29, 2004, and that is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information required by this item relating to certain business relationships and related transactions with management and other related parties will be set forth under the heading “Certain Relationships and Related Transactions” in our Proxy Statement relating to the 2004 Annual Meeting of Stockholders, that will be filed with the Securities and Exchange Commission on or prior to April 29, 2004, and that is incorporated herein by reference.

PART IV

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information relating to (i) fees billed to the Company by the independent public accountants for services in 2003 and 2002 and (ii) audit committee’s pre-approval policies and procedures for audit and non-audit services, will be set forth under the headings “Auditors – Fees Paid to Ernst & Young LLP and Hein + Associates LLP Related to Fiscal 2003 and 2002” and “Auditors – Pre-Approval Policies” in our Proxy Statement relating to the 2004 Annual Meeting of Stockholders, that will be filed with the Securities and Exchange Commission on or prior to April 29, 2004, and that is incorporated herein by reference.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this report:

1.	Index to Consolidated Financial Statements Report of Independent Auditors, Consolidated Balance Sheets as of December 31, 2003 and 2002, Consolidated Statements of Operations for the three years ended December 31, 2003, Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2003, Consolidated Statements of Cash Flows for the three years ended December 31, 2003, and Notes to Consolidated Financial Statements

2.	The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	Exhibits:

2.1	– Certificate of Ownership and Merger merging Toreador Resources Corporation into Toreador Royalty Corporation, effective June 5, 2000 (previously filed as Exhibit 2.1 to Toreador Resources Corporation Current Report on Form 8-K filed on June 5, 2000, File No. 0-2517, and incorporated herein by reference).

2.2	– Agreement and Plan of Merger, dated as of October 3, 2001, between Toreador Resources Corporation and Madison Oil Company (previously filed as Exhibit 2.1 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).

2.3	– Agreement for Purchase and Sale by and among Toreador Resources Corporation and Tormin, Inc., as Sellers, and Black Stone Acquisitions Partners I, L.P., as Buyer, dated December 17, 2003 (previously filed as Exhibit 2.1 to Toreador Resources Corporation Current Report on Form 8-K filed on January 15, 2004, File No. 0-2517, and incorporated herein by reference).

3.1	– Amended and Restated Certificate of Incorporation, of Toreador Resources Corporation (previously filed as Exhibit 3.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

3.2	– Second Amended and Restated Bylaws of Toreador Resources Corporation (previously filed as Exhibit 3.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

3.3	– Certificate of Designation of Series A-1 Convertible Preferred Stock of Toreador Resources Corporation, dated October 30, 2002 (previously filed as Exhibit 3.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).

4.1	– Registration Rights Agreement, effective December 16, 1998, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 10.2 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, File No. 0-2517, and incorporated herein by reference).

4.2	– Settlement Agreement dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1998, File No. 0-2517, and incorporated herein by reference).

4.3	– Registration Rights Agreement, effective July 31, 2000, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522 filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).

4.4	– Registration Rights Agreement, effective September 11, 2000, among Toreador Resources Corporation and Earl E. Rossman, Jr., Representative of the Holders (previously filed as Exhibit 4.6 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522, filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).

4.5	– Registration Rights Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Current Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).

4.6	– Registration Rights Agreement, dated July 26, 2003, between Toreador Resources Corporation and James R. Anderson (previously filed as Exhibit 4.7 to Toreador Resources Corporation Current Report on Form 10-Q for the quarter ended June 30, 2003, File No. 0-2517, and incorporated herein by reference).

4.7	– Registration Rights Agreement, dated August 13, 2003, between Toreador Resources Corporation and Karen Anderson (previously filed as Exhibit 4.8 to Toreador Resources Corporation Current Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-2517, and incorporated herein by reference).

4.8	– Registration Rights Agreement, dated October 20, 2003, between Toreador Resources Corporation and William I. Lee and Wilco Properties, Inc. (previously filed as Exhibit 4.9 to Toreador Resources Corporation Current Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-2517, and incorporated herein by reference).

4.9*	– Registration Rights Agreement, dated December 15, 2003, between Toreador Resources Corporation and James R. Anderson.

4.10*	– Registration Rights Agreement, dated December 15, 2003, between Toreador Resources Corporation and Roger A. Anderson.

4.11*	– Registration Rights Agreement, dated December 22, 2003, between Toreador Resources Corporation and Wilco Properties Inc.

10.1+	– Employment letter agreement between Madison Oil Company and Michael J. FitzGerald dated September 10, 2001 (previously filed as Exhibit 10.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-2517, and incorporated herein by reference).

10.2+	– Toreador Royalty Corporation 1990 Stock Option Plan (previously filed as Exhibit 10.7 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-2517, and incorporated herein by reference).

10.3+	– Amendment to Toreador Royalty Corporation 1990 Stock Option Plan, effective as of May 15, 1997 (previously filed as Exhibit 10.14 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-2517, and incorporated herein by reference).

10.4+	– Toreador Royalty Corporation Amended and Restated 1990 Stock Option Plan, effective as of September 24, 1998 (previously filed as Exhibit A to Toreador Royalty Corporation Preliminary Proxy Statement filed with the Securities and Exchange Commission on March 12, 1999, File No. 0-2517, and incorporated herein by reference).

10.5+	– Amendment Number One to Toreador Resources Corporation Amended and Restated 1990 Stock Option Plan (previously filed as Exhibit 10.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

10.6+	– Amendment Number Two to Toreador Resources Corporation Amended and Restated 1990 Stock Option Plan (previously filed as Exhibit 10.4 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

10.7+	– Toreador Royalty Corporation 1994 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 10.12 to Toreador Royalty Corporation Annual Report on Form 10-K for the year ended December 31, 1995 File No. 0-2517, and incorporated herein by reference).

10.8+	– Toreador Resources Corporation Amended and Restated 1994 Non-employee Director Stock Option Plan (previously filed as Exhibit 10.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

10.9+	– Toreador Resources Corporation 2002 Stock Option Plan (previously filed as Exhibit 10.16 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).

10.10+	– Amendment Number One to the Toreador Resources Corporation 2002 Stock Option Plan (previously filed as Exhibit 10.5 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

10.11+	– Form of Indemnification Agreement, dated as of April 25, 1995, between Toreador Royalty Corporation and each of the members of our Board of Directors (previously filed as Exhibit 10 to Toreador Royalty Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, File No. 0-2517, and incorporated herein by reference).

10.12	– Contract for the Supply of Crude Oil from the Parisian Basin, effective January 1, 1997, between Elf Antwar France and Midland Madison Petroleum Company (n/k/a Madison Energy France) (previously filed as Exhibit 10.14 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).

10.13	–Amended and Restated Convertible Debenture, dated December 31, 2001, between Madison Oil Company and PHD Partners L.P. (previously filed as Exhibit 10.15 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).

10.14	–Subordinated Revolving Credit Agreement, dated as of October 3, 2001, between Madison Oil Company and Toreador Resources Corporation (previously filed as Exhibit 2.2 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).

10.15	–Subordinated Revolving Credit Note, dated as of October 3, 2001, between Toreador Resources Corporation and Madison Oil Company (previously filed as Exhibit 2.3 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).

10.16	–Securities Purchase Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto (previously filed as Exhibit 10.24 to Toreador Resources Corporation Current Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).

10.17	–Securities Purchase Agreement, dated July 26, 2003, between Toreador Resources Corporation and James R. Anderson (previously filed as Exhibit 10.8 to Toreador Resources Corporation Current Report on Form 10-Q for the quarter ended June 30, 2003, File No. 0-2517, and incorporated herein by reference).

10.18	– Securities Purchase Agreement, dated August 13, 2003, between Toreador Resources Corporation and Karen Anderson (previously filed as Exhibit 10.4 to Toreador Resources Corporation Current Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-2517, and incorporated herein by reference).

10.19	– Securities Purchase Agreement, dated October 20, 2003, between Toreador Resources Corporation and William I. Lee and Wilco Properties, Inc. (previously filed as Exhibit 10.5 to Toreador Resources Corporation Current Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-2517, and incorporated herein by reference).

10.20*	– Securities Purchase Agreement, dated December 15, 2003, between Toreador Resources Corporation and James R. Anderson.

10.21*	– Securities Purchase Agreement, dated December 15, 2003, between Toreador Resources Corporation and Roger A. Anderson.

10.22*	– Securities Purchase Agreement, dated December 22, 2003, between Toreador Resources Corporation and Wilco Properties, Inc.

10.23	– Master Qualified Escrow Agreement by and among Toreador Resources Corporation, Bank of Texas and Petroleum Strategies, Inc., dated January 9, 2004 (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2003, File No. 0-2517, and incorporated herein by reference).

16.1	– Letter on Change in Certifying Accountant from Ernst and Young LLP, dated September 26, 2003 (previously filed as Exhibit 16.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2003, File No. 0-2517, and incorporated herein by reference).

16.2	– Letter on Change in Certifying Accountant from Ernst and Young LLP, dated October 8, 2003 (previously filed as Exhibit 16.1 to Amendment No. 1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2003, File No. 0-2517, and incorporated herein by reference).

21.1*	– Subsidiaries of Toreador Resources Corporation.

23.1*	– Consent of Ernst & Young LLP.

23.2*	– Consent of Hein + Associates, LLP.

23.3*	– Consent of LaRoche Petroleum Consultants, Ltd.

24.1*	– Power of Attorney (See Signatures in Part IV).

31.1*	– Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	– Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	– Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Management contract or compensatory plan

(b)	Reports on Form 8-K:

On October 8, 2003, we filed a Current Report on Form 8-K/A, with the Securities and Exchange Commission regarding the changing of accountants from Ernst & Young LLP to Hein + Associates, LLP.

On November 19, 2003, we filed a Current Report on Form 8-K, with the Securities and Exchange Commission under Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition regarding Toreador’s earnings release for the third quarter 2003.

On December 10, 2003, we filed a Current Report on Form 8-K, with the Securities and Exchange Commission under Item 9. Regulation FD Disclosure regarding a press release announcing Toreador’s agreement to sell its U.S. mineral and royalty assets.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOREADOR RESOURCES CORPORATION
Date: April 13, 2004

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

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE
/s/ G. Thomas Graves III	President, Chief Executive Officer and Director	April 13, 2004
G. Thomas Graves III

/s/ David M. Brewer	Director	April 13, 2004
David M. Brewer

/s/ Herbert L. Brewer	Director	April 13, 2004
Herbert L. Brewer

/s/ Peter L. Falb	Director	April 13, 2004
Peter L. Falb

/s/ Thomas P. Kellogg, Jr	Director	April 13, 2004
Thomas P. Kellogg, Jr

/s/ William I. Lee	Director	April 13, 2004
William I. Lee

/s/ H.R. Sanders, Jr	Director	April 13, 2004
H. R. Sanders, Jr

/s/ John Mark McLaughlin	Chairman and Director	April 13, 2004
John Mark McLaughlin

/s/ Douglas W. Weir	Senior Vice President and Chief Financial Officer	April 13, 2004
Douglas W. Weir	(Principal Financial and Accounting Officer)

TOREADOR RESOURCES CORPORATION

ITEM 8

Index

TOREADOR RESOURCES CORPORATION

REPORTS OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Toreador Resources Corporation

We have audited the accompanying consolidated balance sheet of Toreador Resources Corporation and Subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

Hein & Associates LLP
Dallas,Texas
March 11, 2004

Index

TOREADOR RESOURCES CORPORATION

REPORTS OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Toreador Resources Corporation:

We have audited the accompanying consolidated balance sheets of Toreador Resources Corporation as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toreador Resources Corporation at December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

Ernst & Young
Dallas, Texas
April 11, 2003

Index

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$ 2,819	$ 976
Accounts and notes receivable	4,053	3,855
Income taxes receivable	–	512
Marketable securities, at fair value	20	45
Royalty properties held available-for-sale	13,157	–
Other	2,843	1,444

Total current assets	22,892	6,832

Royalty properties held available-for-sale	–	14,084
Oil and natural gas properties, net, using the
successful efforts method of accounting	64,459	57,788

Investments in unconsolidated entities	529	2,239
Goodwill	3,293	5,467
Other assets	369	443

	$ 91,542	$ 86,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 6,881	$ 6,865
Unrealized losses on commodity derivatives	1,159	1,036
Current portion of long-term debt	28,816	6,500
Income taxes payable	757	–

Total current liabilities	37,613	14,401

Long-term debt	–	26,860
Long-term accrued liabilities	958	880
Long-term asset retirement obligation	1,698	–
Deferred tax liability	11,791	12,531
Convertible debenture	2,160	2,160

Total liabilities	54,220	56,832

Commitments and contingencies (See Note 15)	–	–

Stockholders' equity:
Preferred stock, Series A & A-1, $1.00 par value, 4,000,000
shares authorized; liquidation preference of $8,000,000 and $5,029,000; 320,000 and 197,000 shares issued	320	197
Common stock, $0.15625 par value, 30,000,000
shares authorized; 10,058,544 shares issued	1,572	1,572
Capital in excess of par value	33,562	30,510
Retained earnings (deficit)	18	(1,864)
Accumulated other comprehensive income	4,384	2,140

	39,856	32,555
Treasury stock at cost:
721,027 shares	(2,534)	(2,534)

Total stockholders' equity	37,322	30,021

	$ 91,542	$ 86,853

See accompanying notes to the consolidated financial statements.

Index

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Revenues:
Oil and natural gas sales	$ 17,845	$ 17,456	$ 7,937
Gain (loss) on commodity derivatives	(1,017)	(2,150)	26
Lease bonuses and rentals	18	69	–

Total revenues	16,846	15,375	7,963

Costs and expenses:
Lease operating	6,651	6,071	2,589
Exploration and acquisition	2,411	2,234	2,619
Depreciation, depletion and amortization	3,246	3,797	3,510
Impairment of oil and natural gas properties	171	525	1,237
Reduction in force	511	–	–
General and administrative	2,983	5,270	1,583

Total costs and expenses	15,973	17,897	11,538

Operating income (loss)	873	(2,522)	(3,575)

Other income (expense)
Equity in earnings (loss) of unconsolidated investments	22	(1,186)	(206)
Gain (loss) on sale of properties and other assets	80	(2,143)	(510)
Foreign currency exchange gain	979	437	–
Other income (expense)	173	(621)	163
Interest expense	(1,193)	(1,692)	(421)

Total other income (expense)	61	(5,205)	(974)

Income (loss) from continuing operations before income taxes	934	(7,727)	(4,549)
Benefit for income taxes	266	2,061	1,802

Income (loss) from continuing operations, net of income taxes	1,200	(5,666)	(2,747)
Income from discontinued operations, net of income taxes (See Note 17)	1,182	(441)	2,105

Net income (loss)	2,382	(6,107)	(642)
Dividends on preferred shares	500	374	360

Net income (loss) applicable to common shares	$ 1,882	$ (6,481)	$ (1,002)

Basic income (loss) per share from:
Continuing operations	$ 0.07	$ (0.65)	$ (0.49)
Discontinued operations	0.13	(0.04)	0.33

	$ 0.20	$ (0.69)	$ (0.16)

Diluted income (loss) per share from:
Continuing operations	$ 0.07	$ (0.65)	$ (0.49)
Discontinued operations	0.13	(0.04)	0.33

	$ 0.20	$ (0.69)	$ (0.16)

Weighted average shares outstanding
Basic	9,338	9,343	6,319
Diluted	9,347	9,343	6,319

See accompanying notes to the consolidated financial statements.

Index

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(in thousands)
Balance at December 31, 2000	$160	$1,060	$14,906	$ 5,619	$ 54	$(1,538)	$ 20,261
Issuance of common stock	–	13	218	–	–	–	231
Issuance of Texona deferred shares	–	14	503	–	–	–	517
Issuance of common stock for merger
with Madison Oil Company	–	485	13,966	–	–	–	14,451
Payment of preferred dividends	–	–	–	(360)	–	–	(360)
Purchase of treasury stock	–	–	–	–	–	(816)	(816)
Comprehensive loss:
Net loss	–	–	–	(642)	–	–	(642)
Change in fair value of available-
for-sale securities	–	–	–	–	(31)	–	(31)
Losses reclassified to net loss	–	–	–	–	(56)	–	(56)

Total comprehensive loss							(729)

Balance at December 31, 2001	160	1,572	29,593	4,617	(33)	(2,354)	33,555
Issuance of preferred stock	37	–	854	–	–	–	891
Payment of preferred dividends	–	–	–	(374)	–	–	(374)
Purchase of treasury stock	–	–	–	–	–	(180)	(180)
Other	–	–	63	–	–	–	63
Comprehensive loss:
Net loss	–	–	–	(6,107)	–	–	(6,107)
Foreign currency translation	–	–	–	–	2,228	–	2,228
Change in fair value of available-
for-sale securities	–	–	–	–	(62)	–	(62)
Losses reclassified to net loss	–	–	–	–	7	–	7

Total comprehensive loss							(3,934)

Balance at December 31, 2002	197	1,572	30,510	(1,864)	2,140	(2,534)	30,021
Issuance of preferred stock	123	–	2,952	–	–	–	3,075
Payment of preferred dividends	–	–	–	(500)	–	–	(500)
Issuance of warrants	–	–	100	–	–	–	100
Comprehensive loss:
Net income	–	–	–	2,382	–	–	2,382
Foreign currency translation	–	–	–	–	2,206	–	2,206
Change in fair value of available-
for-sale securities	–	–	–	–	8	–	8
Losses reclassified to net income	–	–	–	–	30	–	30

Total comprehensive income							4,626

Balance at December 31, 2003	$ 320	$ 1,572	$ 33,562	$ 18	$ 4,384	$ (2,534)	$ 37,322

See accompanying notes to the consolidated financial statements.

Index

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$ 2,382	$ (6,107)	$ (642)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation, depletion and amortization	3,925	5,034	4,908
Impairment of oil and natural gas properties	171	529	1,309
Loss (gain) on sale of properties	(120)	2,129	487
Dry holes and abandonments	1,271	1,084	1,809
Unrealized losses on commodity derivatives	123	2,029	–
Equity in (earnings) loss of unconsolidated investments	(22)	1,186	206
Other operating activities	39	65	63

Cash flows from operating activities before changes in working capital	7,769	5,949	8,140
Decrease (increase) in operating assets:
Accounts and notes receivable	(21)	(266)	1,177
Income taxes receivable	512	(512)	–
Other current assets	(1,321)	(13)	(639)
Other assets	75	124	199
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(318)	2,615	1,309
Income taxes payable	757	(279)	(526)
Deferred tax liabilities	(574)	(1,319)	(759)
Other	–	63	(45)

Net cash provided by operating activities	6,879	6,362	8,856

Cash flows from investing activities:
Expenditures for oil and natural gas properties	(3,713)	(6,178)	(11,979)
Merger costs, net of cash acquired	–	–	(2,156)
Proceeds from the sale of oil and natural gas properties	424	4,628	2,157
Investment in unconsolidated entities, net	–	(320)	(100)
Purchase of marketable securities	–	(51)	(684)
Proceeds from sale of marketable securities	48	253	431

Net cash used in investing activities	(3,241)	(1,668)	(12,331)

See accompanying notes to the consolidated financial statements.

Index

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Cash flows from financing activities:
Payment for debt issuance costs	–	(175)	(369)
Borrowings under revolving credit arrangements	3,384	4,686	11,880
Repayments under revolving credit arrangements	(7,928)	(10,825)	(6,750)
Issuance of warrants	100	–	–
Proceeds from issuance of stock, net	3,075	891	289
Payment of preferred dividends	(500)	(270)	(360)
Purchase of treasury stock	–	(180)	(816)

Net cash used in financing activities	(1,869)	(5,873)	3,874

Net increase (decrease) in cash and cash equivalents	1,769	(1,179)	399
Effects of foreign currency on cash and cash equivalents	74	–	–
Cash and cash equivalents, beginning of period	976	2,155	1,756

Cash and cash equivalents, end of period	$ 2,819	$ 976	$ 2,155

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 1,541	$ 2,089	$ 1,080
Cash paid during the period for income taxes	629	(128)	864

See accompanying notes to the consolidated financial statements.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

        Toreador Resources Corporation (“Toreador,” “we,” “us,” “our,” or the “Company”) is an independent energy company engaged in foreign and domestic oil and natural gas exploration, development, production, leasing and acquisition activities. The accompanying consolidated financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States.

        ACQUISITION OF MADISON OIL COMPANY

        Toreador, MOC Acquisition Corporation, a wholly owned subsidiary of Toreador (“MOC”), and Madison Oil Company (“Madison”) entered into an Agreement and Plan of Merger dated October 3, 2001 (“Merger Agreement”). The transaction was consummated on December 31, 2001 by the merger of MOC with and into Madison with Madison being the surviving corporation of such merger (the “Merger”) and becoming a wholly owned subsidiary of Toreador. Pursuant to the Merger Agreement, the issued and outstanding shares of the common stock of Madison were converted into an aggregate of 3,101,573 shares of Toreador’s $0.15625 par value common stock (“Common Stock”), based on an exchange ratio of 0.118 shares of Toreador Common Stock for each issued and outstanding share of Madison common stock. Holders of Madison common stock were also given the right to receive, in cash or our common stock, 30% of certain potential payments that may be received from the Turkish government for the protection of repatriated capital based on a formula specified in the Merger Agreement under the section entitled “Conversion of Shares.” In addition, certain options to acquire Madison common stock became Toreador stock options exercisable for 41,300 shares of Common Stock, warrants to acquire Madison common stock became Toreador warrants exercisable for 111,509 shares of Common Stock and a Madison debenture convertible into Madison common stock has been amended and is now convertible into 319,962 shares of Toreador Common Stock. (See further discussion in Note 10).

        In January 2004, we sold our U.S. mineral and royalty assets to Black Stone Acquisitions Partners I, L.P. (“Royalty Sale”). We retained all of our working-interest properties. From the approximate $45.0 million cash consideration that we received, we discharged our outstanding credit facilities in full and placed approximately $8.0 million in a tax-deferred escrow account for a possible like-kind exchange. The escrow account is designed to comply with the like-kind exchange provisions of Section 1031 of the Internal Revenue Code of 1986, as amended, which permits the deferral of gains from a sale of assets if specific like-kind exchange criteria are met. We are attempting to acquire working-interests that would comply with the like-kind exchange criteria.

        BASIS OF PRESENTATION

        The accompanying consolidated financial statements and related footnotes are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States. Certain prior-year amounts have been reclassified to conform to the 2003 presentation, with no effect on net income.

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

        CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include cash on hand, amounts due from banks and all highly liquid investments with original maturities of three months or less. We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant risk of loss.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SIGNIFICANT ACCOUNTING POLICIES (continued)

        CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE

        Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, accounts receivable, and our hedging and derivative financial instruments. We place our cash with high credit quality financial institutions. We sell oil and natural gas to various customers. Historically, we have not experienced any losses related to accounts receivable, and accordingly, we do not believe an allowance for doubtful accounts is warranted either at December 31, 2003 or 2002. Substantially all of our accounts receivable are due from purchasers of oil and natural gas. We place our hedging and derivative financial instruments with financial institutions and other firms that we believe have high credit ratings. For a discussion of the credit risks associated with our hedging activities, please see “Derivative Financial Instruments” below.

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

        FINANCIAL INSTRUMENTS

        The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, marketable securities, accounts payable and accrued liabilities, long-term debt, and the convertible debenture approximate fair value, unless otherwise stated, as of December 31, 2003 and 2002.

        DERIVATIVE FINANCIAL INSTRUMENTS

        We use various swap and option contracts to (i) reduce the effect of the volatility of price changes on the commodities we produce and sell; and (ii) support our annual capital budgeting and expenditure plans. In order to accomplish this objective, we enter into oil and natural gas swap and option agreements that fix the price of oil and natural gas sales within ranges determined acceptable at the time we execute the contracts.

        We are exposed to credit losses in the event of nonperformance by the counterparties to our financial instruments. We anticipate, however, that such counterparties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support financial instruments subject to credit risk but we monitor the credit standing of the counterparties. At December 31, 2003 and 2002, we had no amounts receivable from our counterparties.

        We have elected not to designate the derivative financial instruments to which we are a party as hedges, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur.

        INVENTORIES

        At December 31, 2003 and 2002, other current assets included $854,000 and $891,000 of inventory, respectively. Those amounts consist of technical equipment and crude oil held in storage tanks. We record such inventories at the lower of actual cost or market.

        OIL AND NATURAL GAS PROPERTIES

        We follow the successful efforts method of accounting for oil and natural gas exploration and development expenditures. Under this method, costs of successful exploratory wells and all development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves are expensed. In the absence of a determination as to whether the reserves that have been found can be classified as proved, we carry the costs of drilling such exploratory wells as an asset for no more than one year following completion of drilling. If, after that year has passed, a determination that proved reserves have been found cannot be made, we will assume that the well is impaired, and charge the cost to expense. Significant costs associated with the acquisition of oil and natural gas properties are capitalized. Upon sale or abandonment of units of property or the disposition of miscellaneous equipment, the cost is removed from the asset account, the related reserves relieved of the accumulated depreciation or depletion and the gain or loss is credited to or charged against operations.

        Maintenance and repairs are charged to expense; betterments of property are capitalized and depreciated as described below.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SIGNIFICANT ACCOUNTING POLICIES (continued)

        DEPRECIATION, DEPLETION AND AMORTIZATION

        We provide depreciation, depletion and amortization of our investment in producing oil and natural gas properties on the units-of-production method, based upon independent reserve engineers’ estimates of recoverable oil and natural gas reserves from the property. Depreciation expense for fixed assets is generally calculated on a straight-line basis based upon estimated useful lives of three to seven years.

        IMPAIRMENT OF ASSETS

        We evaluate producing property costs for impairment and reduce such costs to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). On January 1, 2002 we adopted Statement 144. At December 31, 2003, we had properties held for sale of $13.2 million. These assets were sold for approximately $45.0 million cash in January 2004. We had no properties held for sale at December 31, 2002. We assess impairment of non-producing leasehold costs and undeveloped mineral and royalty interests periodically on a property-by-property basis. We charge any impairment in value to expense in the period incurred. We incurred impairment losses on our United States oil and natural gas producing properties of $171,000 in 2003, $529,000 in 2002, and $1.3 million in 2001. The impairments in 2003 were the result of overall decreases in the quantity of reserves on maturing properties. The impairments in 2002 were the result of several properties depleting faster than expected. There were no properties with individually significant impairments, nor was there any particular group of properties that were impaired. The impairment in 2001 was the result of overall decreases in the quantity of reserves and decreases in price, and was not concentrated on any particular group of properties.

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

        The following tables describe on a pro forma basis our asset retirement liability as if Statement 143 had been adopted on January 1, 2002:

	2003	2002
	(in thousands)
Asset retirement obligation January 1	$ 1,690	$ 2,036
Asset retirement accretion expense	105	116
Less: plugging cost	5	20
Less: property sold	1	442

Asset retirement obligation at December 31	$ 1,789	$ 1,690

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31,
	2002	2003
(in thousands, except per share data)
Net loss, reported	$ (6,481)	$ (1,002)
Less: retirement obligation accretion expense	116	54
Plus: depreciation on salvage value	–	–

Net loss pro forma	$ (6,597)	$ (1,056)

Loss per share:
As reported
Basic	$ (0.69)	$ (0.16)
Diluted	$ (0.69)	$ (0.16)

Pro forma
Basic	$ (0.70)	$ (0.15)
Diluted	$ (0.70)	$ (0.15)

        GOODWILL

        On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Under Statement 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). Prior to our Merger with Madison, we had no goodwill, so the adoption of this standard had no impact on our financial position or results of operations. As the result of adopting Statement 142, we will review annually the value of goodwill recorded as a result of the Merger with Madison, or more frequently if impairment indicators arise. We recognized no goodwill impairment during 2003 or 2002. At the end of 2003, we made a commitment to be fully reinvested in our international subsidiaries. Accordingly, we have reversed the deferred tax liability originally booked as a result of the Merger with Madison against goodwill in the amount of $2.4 million. This amount represented the tax effect of the difference between the financial reporting and tax basis of the net assets of Madison at the time of the Merger. The balance of goodwill at December 31, 2003 is $3.3 million.

        REVENUE RECOGNITION

        We account for natural gas revenues using the sales method. Under this method, sales are recorded on all production we sell regardless of our ownership interest in the respective property. Imbalances result when sales differ from the seller’s net revenue interest in the particular property’s reserves and are tracked to reflect the Company’s balancing position. At December 31, 2003, 2002 and 2001, the imbalance and related value were immaterial.

        STOCK-BASED COMPENSATION

        Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”), encourages, but does not require, the adoption of a fair value-based method of accounting for employee stock-based compensation transactions. We have elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”), and related interpretations, in accounting for our employee stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of our stock at the date of the grant above the amount an employee must pay to acquire the stock.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SIGNIFICANT ACCOUNTING POLICES (continued)

        Had compensation costs for employees under our two stock-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the method proscribed by Statement 123, our net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts listed below:

	2003	2002	2001
	(in thousands, except per share data)
Net income (loss), applicable to common shares, as
reported	$ 1,882	$ (6,481)	$ (1,002)
Basic earnings (loss) per share reported	0.20	(0.69)	(0.16)
Diluted earnings (loss) per share reported	0.20	(0.69)	(0.16)
Stock-based compensation costs under the intrinsic
value method included in net income (loss)
reported, net of related tax	–	–	–
Pro-forma stock-based compensation costs under the
fair value method, net of related tax	249	432	395
Pro-forma income (loss) applicable to common
shares, as under the fair-value method	1,633	(6,913)	(1,397)
Pro-forma basic earnings (loss) per share under the
fair value method	0.17	(0.74)	(0.22)
Pro-forma diluted earnings (loss) per share under
the fair value method	0.17	(0.74)	(0.22)

        The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Dividend yield per share	–	–	–
Volatility	42%	34%	46%
Risk-free interest rate	2.8%	2.8%	4.1% - 5.1%
Expected lives	10 years	10 years	5 years

        FOREIGN CURRENCY TRANSLATION

        The functional currency of the countries in which we operate is the U.S. dollar in the United States, the Eurodollar in France and the Turkish Lira in Turkey. Gains and losses resulting from the translations of local currencies into U.S. dollars are included in other comprehensive income for the current period. We periodically review the operations of our entities to ensure the functional currency of each entity is the currency of the primary economic environment in which we operate.

        INCOME TAXES

        We are subject to income taxes in the United States, France, and Turkey. The current provision for taxes on income consists primarily of income taxes based on the tax laws and rates of the countries in which operations were conducted during the periods presented. We compute our provision for deferred income taxes using the liability method. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are measured using the enacted tax rates and laws. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the future tax benefits to the extent, based on available evidence it is more likely than not deferred tax assets will be realized. At the end of 2003, we made a commitment to be fully reinvested in our international subsidiaries. Accordingly, we have reversed the deferred tax liability originally booked as a result of the Merger with Madison against goodwill in the amount of $2.4 million. This amount represented the tax effect of the difference between the financial reporting and tax basis of the net assets of Madison at the time of the Merger. The balance of the deferred tax liability at December 31, 2003 is $11.8 million.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SIGNIFICANT ACCOUNTING POLICIES (continued)

        NEW ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FAS Statements No. 4, 44 and 64, Amendment of FAS Statement No. 13, and Technical Corrections (“Statement 145”).  Through the rescission of FAS Statements 4 and 64, Statement 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, be classified as an extraordinary item net of any income tax effect.  Statement 145 made several other technical corrections to existing pronouncements that may change accounting practice.  Adoption of Statement 145 had no impact on the Company’s results of operations or financial position at December 31, 2003.

        In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 requires that a liability for costs associated with an exit or disposal activity should be initially recognized when it is incurred. Under previous standards, such costs were recognized in the period in which an entity committed to a plan of disposal. Under Statement 146, the costs are recognized in the period when an actual disposal is under way. Examples of costs included under Statement 146 include one-time termination benefits, costs to consolidate or close facilities and costs to relocate employees. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. On June 17, 2003, Toreador committed to the termination of four employees. Two engineers, one geologist and one part-time employee were terminated in an effort to reduce general and administrative costs. Total severance expense and liability for the year ended December 31, 2003, were approximately $511,000 and $310,000, respectively. The following table provides a reconciliation of the liability:

Exit Cost or Disposal Activity	Amount
(in thousands)
Employee severance liability June 17, 2003	$ 511
Cost incurred	–
Adjustments	–
Less: Payroll payments	201

Severance liability December 31, 2003	$ 310

        In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“Statement 148”). Statement 148 provides alternative methods of transition to the fair value method of accounting proscribed by Statement 123. Statement 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not require companies to account for employee stock options under the fair value method. We do not anticipate adopting the fair value method of accounting for stock-based compensation; however, we have adopted the disclosure provisions of Statement 148 as of December 31,2002.

        Effective January 1, 2003, the Company adopted Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).  FIN 45 broadens the disclosures to be made by the guarantor about its obligations under certain guarantees. FIN 45 also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee.  Adoption of FIN 45 did not have an impact on the Company’s results of operations or financial position at December 31, 2003.

        In April 2003, the FASB issued Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“Statement 149”).  Statement 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133, Accounting for Derivative Instruments and Hedging Activities.  Statement 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Company’s results of operations or financial position at December 31, 2003.

        In May 2003, the FASB issued Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”).  FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  FAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SIGNIFICANT ACCOUNTING POLICIES (continued)

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which was revised and superceded by FASB Interpretation No. 46R in December 2003 (“FIN 46R”). FIN 46R requires the consolidation of certain variable interest entities, as defined. FIN 46R is effective immediately for special purpose entities and variable interest entities created after December 31, 2003, and must be applied to other variable interest entities no later than December 31, 2004. The Company believes it has no such variable interest entities and as a result FIN 46R will have no impact on its results of operations, financial position or cash flows.

        The oil and natural gas industry is currently discussing the appropriate balance sheet classification of oil and natural gas mineral rights held by lease or contract. The Company classifies these assets as property, plant, and equipment in accordance with its interpretation of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and common industry practice. There is also a view that these mineral rights are intangible assets as defined in Financial Accounting Standards No. 141, Business Combinations (“Statement 141”), and, therefore, should be classified separately on the balance sheet as intangible assets. If the accounting for mineral rights held by lease or contract is ultimately changed, we believe that any such reclassification of mineral rights could amount to approximately $7.1 million at December 31, 2003, if we are required to include the purchase price allocated to hydrocarbon reserves obtained in acquisitions of oil and natural gas properties. The determination of this amount is based on our current understanding of this evolving issue and how the provisions of Statement 141 might be applied to oil and natural gas mineral rights. This potential balance sheet reclassification would not affect results of operations or cash flow.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     EARNINGS PER SHARE

        In accordance with the provisions of FASB Statement of Financial Accounting Standards No. 128 (“Statement 128”), Earnings per Share, basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is computed based upon the weighted-average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities.

	Year ended December 31,
	2003		2002	2001
	(in thousands, except per share data)
Basic earnings (loss) per share:
Numerator
Net income (loss) from continuing operations, net of income tax	$ 1,200		$ (5,666)	$ (2,747)
Income from discontinued operations, net of income tax	1,182		(441)	2,105

Net income (loss)	2,382		(6,107)	(642)
Less: dividends on preferred shares	500		374	360

Net income (loss) applicable to common shares	$ 1,882		$ (6,481)	$ (1,002)

Denominator
Common shares outstanding	9,338		9,343	6,319

Basic earnings (loss) per share from:
Continuing operations	$ 0.07		$ (0.65)	$ (0.49)
Discontinued operations	0.13		(0.04)	0.33

Net income (loss) per share applicable to Common shares	$ 0.20		$ (0.69)	$ (0.16)

Diluted earnings (loss) per share:
Numerator
Net income (loss) from continuing operations, net of income tax	$ 1,200		$ (5,666)	$ (2,747)
Income from discontinued operations, net of income tax	1,182		(441)	2,105

Net income (loss)	2,382		(6,107)	(642)
Less: dividends on preferred shares	500		374	360

Net income (loss) applicable to commons share	$ 1,882		$ (6,481)	$ (1,002)

Denominator
Common shares outstanding	9,338		9,343	6,319
Common stock options and warrants	9		N/A (1)	N/A (1)
Conversion of preferred shares	N/A	(1)	N/A (1)	N/A (1)
Conversion of debentures	N/A	(1)	N/A (1)	N/A (1)

Diluted shares outstanding	9,347		9,343	6,319

Diluted earnings (loss) per share from:
Continuing operations	$ 0.07		$ (0.65)	$ (0.49)
Discontinued operations	0.13		(0.04)	0.33

Net income (loss) per share applicable to Common shares	$ 0.20		$ (0.69)	$ (0.16)

(1)	Conversion of these securities would be antidilutive therefore there are no dilutive shares.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     MARKETABLE SECURITIES

        Marketable securities at December 31, 2003 and 2002 consist of several issues of common and preferred stock with an aggregate fair market value of $20,000 and $45,000, respectively. We have designated these investments as “securities available for sale” pursuant to Statement of Financial Accounting Standards No. 115. The net unrealized loss related to these securities is $80,000 ($50,000 net of tax) at December 31, 2003 and $143,000 ($90,000 net of tax) at December 31, 2002. During 2003, securities with historical cost of $88,000 were sold for $48,000, resulting in a net loss of $40,000 ($25,000 net of tax). During 2002, securities with historical cost of $256,000 were sold for $242,000, resulting in a net loss of $14,000 ($9,000 net of tax). The $40,000 net loss in 2003 reflects unrealized losses of $30,000 which were reclassified from accumulated other comprehensive income. The $14,000 net loss in 2002 includes unrealized losses of $7,000 which were reclassified from accumulated other comprehensive income.

5.     ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

	December 31,
	2003	2002
	(in thousands)
Accrued oil and gas sales receivable	$ 3,978	$ 3,485
Receivable from unconsolidated subsidiary	–	250
Proceeds receivable from property sales	46	48
Other receivables	29	72

	$ 4,053	$ 3,855

6.     PROPERTIES AND EQUIPMENT

        Oil and Natural Gas Properties consist of the following:

	December 31,
	2003	2002
	(in thousands)
Licenses and concessions	$ 3,407	$ 3,000
Non-producing leaseholds	3,675	1,693
Producing leaseholds and intangible drilling costs	64,372	57,371
Lease and well equipment	2,052	1,632
Furniture, fixtures and office equipment	1,093	1,082

	74,599	64,778
Accumulated depreciation, depletion and amortization	(10,140)	(6,990)

	64,459	57,788
Royalty properties held available for sale, net (See Note 17)	13,157	14,084

Total oil and natural gas properties	$ 77,616	$ 71,872

        During 2003, we sold various properties and equipment for $424,000 (net of closing costs) resulting in a gain of $120,000 before tax.

7.     INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

        In July 2000, we acquired 35% of EnergyNet.com, Inc. (“EnergyNet”), an Internet based oil and natural gas property auction company. At December 31, 2003 and 2002, our investment in EnergyNet amounted to $406,000 and $400,000, respectively. We recorded equity in the gain/(loss) of EnergyNet of $6,500 in 2003, ($64,000) in 2002, and ($227,000) in 2001.

        In April 2000, we acquired a 50% interest in Capstone Royalty, LLC (“Capstone”), a joint venture formed to acquire mineral interests at county auctions in west Texas and develop those interests. Our investment in Capstone amounted to $123,000 and $108,000 at December 31, 2003 and 2002, respectively. We recorded equity in the earnings of Capstone amounting to $15,000 in 2003, zero in 2002, and $8,000 in 2001. We received a distribution of $25,000 from Capstone in both 2003 and 2002.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES (continued)

        As part of our Merger with Madison (see Note 10), we acquired a 25% interest in Trinidad Exploration and Development, Ltd. (“TED”). TED is involved in oil exploration in the Southwest Cedros Peninsula of Trinidad. Our investment in TED amounted to $2,652,000 at December 31, 2002 before any impairment. In addition to our investment in TED, we also had a note receivable of $500,000 from TED. During 2002, we were unsuccessful in our arbitration case against TED’s majority shareholder, and our interest was diluted from 25% to 16.33%. Due to the reduction in our ownership, we recorded a charge of approximately $920,000 as equity in earnings of unconsolidated investments, reflecting the diminished valuation of the ultimate amount estimated to be recovered from our investment. Additionally, we evaluated our ability to collect our receivable from TED and reserved 50% of the receivable, or $250,000. During 2003, our interest in TED was converted from an equity interest to a 1% overriding royalty interest. Accordingly, our investment in TED, the note receivable and the related contra receivable were reclassified as oil and natural gas properties in 2003. Our investment in TED amounted to zero at December 31, 2003.

8.     DERIVATIVE FINANCIAL INSTRUMENTS

        We utilize commodity derivative instruments as part of our risk management program. These transactions are generally structured as either swaps or collar contracts. A swap can be described as having the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if the index price falls below a floor or exceeds a ceiling. These instruments (i) reduce the effect of the price fluctuations of the commodities we produce and sell; and (ii) support our annual capital budgeting and expenditure plans. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of our United States transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell. At December 31, 2003, there were no outstanding French transactions.

        The following table lists our open natural gas derivative contracts as of December 31, 2003. At December 31, 2003 there were no open crude oil derivative contracts. All contracts are based on NYMEX pricing. We estimated the fair value of the option agreement at December 31, 2003, from quotes by the counterparty representing the amounts we would expect to receive or pay to terminate the agreements on that date. We estimated the fair value of the swap agreement based on the difference between the strike prices and the forward NYMEX prices for each determination period multiplied by the notional volume for each period.

Contract Type	Effective Date	Termination Date	Notional Volume per Month (MMBtu)(1)	Aggregate Volume (MMBtu)(1)	Strike Price per MMBtu	Fair Value - Gain/(Loss) December 31, 2003
Swap	February 2004	December 2004	50,000	550,000	$ 3.920	$ (796,800)

Put Option	February 2004	December 2004	50,000	550,000	$ 3.250	$ 13,157

Call Option	February 2004	December 2004	50,000	550,000	$ 5.275	$ (375,832)

(1)	MMBtu — Million British thermal units.

        See “Note 2. Significant Accounting Policies” for more information.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     LONG-TERM DEBT

        Long-term debt consists of the following:

	December 31,
	2003	2002
	(in thousands)
Revolving line of credit with Bank of Texas, N.A.	$ 17,016	$ 18,760
Revolving line of credit with Barclays Bank, PLC	11,800	14,600

	28,816	33,360
Less: current portion	28,816	6,500

	$ –	$ 26,860

        REVOLVING LINE OF CREDIT WITH BANK OF TEXAS, N.A.

        On February 16, 2001, we entered into a $75.0 million credit agreement with Bank of Texas, National Association (the “Texas Facility”) that was to mature on February 16, 2006. The majority of our United States oil and natural gas properties were pledged as collateral under the Texas Facility. At the end of 2003, the Texas Facility had borrowings outstanding of approximately $17.0 million. We discharged the Texas Facility in January 2004 with a portion of the proceeds from the Royalty Sale.

        REVOLVING LINE OF CREDIT WITH BARCLAYS BANK, PLC

        As part of our Merger with Madison (see Note 10), we assumed a revolving credit facility with Barclays Bank, Plc (the “Barclays Facility”) that was to mature on December 31, 2005 and was secured by the production from our French properties. We had $11.8 million outstanding at December 31, 2003 under the Barclays Facility. During 2003, we used $2.8 million of our available cash flow to reduce the amounts outstanding under the Barclays Facility. We discharged the Barclays Facility in January 2004 with a portion of the proceeds from the Royalty Sale. Under the terms of the Warrant Buyback Letter dated May 19, 2003, we were required to buy 500,000 outstanding warrants back from Barclays for the sum of $100,000 upon final settlement of the Barclays Facility. Additionally, we were required to make a final settlement payment totaling $925,000 less the amounts of any payments made to Barclays for interim fees due before the final settlement under the terms of the Settlement Fee Letter dated May 19, 2003. The settlement payment amount after deduction of the interim fees paid to Barclays was approximately $806,000.

10.     MERGER WITH MADISON OIL COMPANY

        As discussed in Note 1, we completed the Merger with Madison Oil Company on December 31, 2001. Madison is an independent producer of oil and natural gas with interests in undeveloped acreage and producing oil properties in France and Turkey, and held a 25% interest in TED. The interest in TED has subsequently been reduced to a 1% overriding royalty interest. We acquired all of the outstanding shares of Madison’s common stock in exchange for the consideration discussed in Note 1. The primary reasons for the merger were to, (i) expand the diversity of Toreador’s portfolio of oil and natural gas assets to include international activities, (ii) to offer a larger, more diverse company to our current and potential investors, and (iii) to combine the talents of both companies’ management to strengthen Toreador’s pre-existing exploration, operating and exploitation capacity. As the Merger was effective on December 31, 2001, no results of Madison’s operations are included in Toreador’s results of operations for the year ended December 31, 2001.

        CONTINGENT TURKISH PAYMENT

        Two of Madison’s subsidiaries that operate in Turkey may be owed cash by the Turkish government pursuant to Section 116 of the Turkish Petroleum Regulations for prior investments made by such subsidiaries in Turkey for petroleum operations prior to the effective date of the Merger. Under the existing Petroleum Law of Turkey, capital that is invested by foreign companies in projects such as oil and natural gas exploration can be registered with the General Directorate of Petroleum Affairs, thereby qualifying for protection against adverse changes in the exchange rate between the time of the initial investment and the time such capital is repatriated out of Turkey. Since 1997, the Turkish government has suspended such protection for repatriated capital. As the holder of more than $50.0 million of registered capital, Madison filed suit during 2001 in Turkey to attempt to restore the exchange rate protections afforded under the law. Numerous other non-Turkish oil and natural gas companies have filed similar claims. In March 2002, a lower level court ruled in favor of Madison. The ruling was subject to an automatic appeal that was heard in December 2002. The appellate court reversed the lower court’s ruling. We have appealed the ruling of the appellate court and are still waiting on a definitive date to be set for the case. The current appeal is the last appeal that can be made by either side in this case. We cannot predict the outcome of this matter at the present time.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     MERGER WITH MADISON OIL COMPANY (continued)

        If on or prior to the third anniversary date of the Merger, Toreador receives any such payments for which an application is made on or prior to the second anniversary date of the Merger, the holders of Madison common stock on the effective date of the Merger will receive in cash or in shares of Toreador common stock, an amount equal to 30% of the amount received, minus certain expenses, such as all costs and expenses that are incurred by Toreador in connection with processing the application for such money. If any shares of Toreador common stock are issued to satisfy this contingent obligation, the shares will be priced based on the weighted average trading prices of Toreador common stock for the 20 consecutive trading days ending at least three business days prior to the date such shares are delivered for mailing to the Madison stockholders.

        The maximum Turkish payment has been estimated at $30,000,000 (approximately 60% of Madison’s registered capital). This number was estimated based on Madison’s then existing registered capital and a reasonable estimate as determined by Toreador’s management in consultation with Madison’s management and Madison’s Turkish legal advisors of the amount of such registered capital that could be recovered on or prior to the third anniversary date of the Merger becoming effective given the anticipated process in Turkey and the timing of the filing of the claim and the registration process. The former Madison stockholders are entitled to receive 30% of such $30,000,000 or $9,000,000 (less certain expenses which are to be paid out of this amount and which are not currently estimable). If Toreador common stock then has a weighted trading value (as specified above) of $3.00 per share, 3,000,000 shares of Toreador common stock would be issuable to former Madison stockholders. However, the number of such shares issued may vary materially depending on the amount received, the market price of Toreador’s common stock and the total expenses.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     MERGER WITH MADISON OIL COMPANY (continued)

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

PURCHASE PRICE VALUATION (in thousands)
3,101,573 Toreador common shares at $4.60	$ 14,267	(1)
Fair value of options and warrants	184	(2)
Cash costs of merger, net of cash required	2,156

	$ 16,607

PURCHASE PRICE ALLOCATION (in thousands)
Assets acquired:
Accounts and notes receivable	$ 1,955
Other current assets	1,403
Properties and equipment	41,307
Investments in unconsolidated entities	2,259
Goodwill	5,076	(3)
Other assets	35

Liabilities assumed:
Accounts payable and accrued liabilities	3,420
Current portion of long-term debt	2,625
Income taxes payable	539
Deferred tax liabilities	10,184
Long-term debt	16,500
Convertible debenture	2,160

Net assets acquired	$ 16,607

(1)	$4.60 represents the closing price of Toreador common stock on December 31, 2001, the effective date of the merger.
(2)	We estimated the fair value of the options and warrants using the Black-Scholes model, using historic volatility measured over periods similar to the expected lives of the options and warrants.
(3)	Goodwill represents the net purchase price plus the liabilities we assumed minus the fair value of the assets acquired.

        At the end of 2003, we made a commitment to be fully reinvested in our international subsidiaries. Accordingly, we have reversed the deferred tax liability originally booked as a result of the Merger with Madison against goodwill in the amount of $2.4 million. This amount represented the tax effect of the difference between the financial reporting and tax basis of the net assets of Madison at the time of the Merger. The balance of the deferred tax liability at December 31, 2003 is $11.8 million.

        As part of our Merger with Madison, we assumed and amended a convertible debenture (“Debenture”) payable to PHD Partners LP. The general partner of PHD Partners LP is a corporation wholly owned by David M. Brewer, a director and significant stockholder of Toreador. The debenture bears interest at 10% per annum and is due on March 31, 2006. At the holders’ option, the debenture can be converted into common stock at a ratio of $6.75 per share. We have 319,962 common shares reserved for issuance related to the conversion of the convertible debenture.

11. CAPITAL

        Toreador has 160,000 shares of nonvoting Series A Convertible Preferred Stock outstanding at December 31, 2003 and 2002. At the option of the holder, the Series A Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 1,000,000 Toreador common shares). The Series A Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time after December 31, 2004, we may elect to redeem for cash any or all shares of Series A Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until November 30, 2005, 104% until November 30, 2006, 103% until November 30, 2007, 102% until November 30, 2008, 101% until November 30, 2009, and 100% thereafter.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     CAPITAL (continued)

        We issued 37,000 shares of Series A-1 Convertible Preferred Stock in November 2002 and 123,000 shares of Series A-1 Convertible Preferred Stock during 2003. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 1,000,000 Toreador common shares). The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A-1 Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter.

        On September 19, 2000, we completed a merger with Texona Petroleum Corporation (“Texona”). We exchanged a total of 1,115,000 of our common shares for all of Texona’s outstanding shares. We issued 1,025,000 of those shares to Texona stockholders during 2000. In April 2001, we received approval from a majority of our stockholders, via written consent, to issue the remaining 90,000 shares (the “Deferred Shares”). We issued the Deferred Shares during May 2001. We recorded the fair value of the Deferred Shares as an addition to properties and equipment, together with an increase to deferred tax liabilities, which represents the tax effect of the difference between book and income tax basis of the related assets.

        As part of our Merger with Madison (see Note 10), we issued warrants for the purchase of 111,509 shares of our common stock. Currently there are 4,130 warrants at $8.05 that expire in July 2010, 11,800 warrants at $5.37 that expire in August 2010 and 7,080 warrants at $4.30 that expire in November 2010. The 88,499 remaining warrants expired in 2002.

12.     INCOME TAXES

        The Company’s provision (benefit) for income taxes consists of the following (see Note 17 for discontinued operations):

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Current:
U.S. Federal	$ 95	$ (425)	$ 248
U.S. State	108	48	90
Foreign	689	1,912	–
Deferred:
U.S. Federal	(10)	(1,871)	(696)
U.S. State	(1)	(170)	(63)
Foreign	(689)	(1,729)	–

	192	(2,235)	(421)
Income tax (provision) benefit from discontinued operations	(458)	174	(1,381)

Benefit for income taxes	$ (266)	$ (2,061)	$ (1,802)

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.     INCOME TAXES (continued)

        The primary reasons for the difference between tax expense at the statutory federal income tax rate and our provision for income taxes were:

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Statutory tax at 34%	$875	$(2,836)	$(361)
Rate differential on foreign operations	50	8	–
Use of NOL carryforwards	(523)	–	–
Statutory depletion in excess of basis	–	–	(129)
State income tax, net	71	(81)	18
Adjustments to valuation allowance	450	553	–
Other	(731)	121	51

	192	(2,235)	(421)
Income tax (provision) benefit from discontinued operations	(458)	174	(1,381)

Benefit for income taxes	$(266)	$(2,061)	$(1,802)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2003 and 2002 were as follows:

	December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Net operating loss carryforward - United States	$ 1,888	$ 1,888
Net operating loss carryforward - Foreign	2,954	3,924
Unrealized loss on marketable securities	30	53
Unrealized loss on derivative financial instruments	429	294
Other	58	152

Gross deferred tax assets	5,359	6,311
Valuation allowance	(3,787)	(3,338)

Net deferred tax assets	1,572	2,973

Deferred tax liabilities:
Leasehold costs - United States	(541)	(580)
Leasehold costs - Foreign	(9,875)	(10,428)
Intangible drilling and development costs	(396)	(420)
Lease and well equipment	(115)	(30)
Investments in foreign subsidiaries	126	(2,279)
Unrealized foreign currency translation gains	(1,941)	(1,147)
Other	(621)	(620)

Gross deferred tax liabilities	(13,363)	(15,504)

Net deferred tax liabilities	$ (11,791)	$ (12,531)

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Our Merger with Madison resulted in a net deferred tax liability of $10.2 million due to the difference between the book and tax basis of the assets acquired and the benefit of net operating loss carryforwards. The following table summarizes our net operating loss by country and their respective expiration dates. We have recorded a valuation allowance based on the difference between the available net operating loss carryforwards and our estimates of the amount of such carryforwards we will be able to use to offset taxable income prior to the expiration of such carryforwards is as follows:

	United States	France	Turkey	Total
	(in thousands)
Expiring in:
2004	$ 5,103	$ –	$ 4,927	$ 10,030
2005	–	–	224	224
2006	–	–	199	199
2007	–	–	1,349	1,349
Non-expiring	–	2,041	–	2,041

Total	$ 5,103	$ 2,104	$ 6,699	$ 13,843

13.     BENEFIT PLANS

        We have a 401(k) retirement savings plan. Employees are eligible to defer portions of their salaries, limited by Internal Revenue Service regulations. Employer matches are discretionary, and are determined annually by the board of directors. Such discretionary matches amounted to zero in 2003, $34,000 in 2002, and $25,000 in 2001.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.     STOCK COMPENSATION PLANS

        We have granted stock options to key employees and directors of Toreador as described below.

        In May 1990, we adopted the 1990 Stock Option Plan (“1990 Plan”). The 1990 Plan, as amended and restated, provides for grants of up to 1,000,000 stock options to employees and directors at exercise prices greater than or equal to market on the date of the grant.

        In December 2001, we adopted the 2002 Stock Option Plan (“2002 Plan”). The 2002 Plan provides for grants of up to 500,000 stock options to employees and directors at exercise prices greater than or equal to market on the date of the grant.

        In September 1994, we adopted the 1994 Non-employee Director Stock Option Plan (“1994 Plan”). The 1994 Plan, as amended and restated, provides for grants of up to 500,000 stock options to non-employee directors of Toreador at exercise prices greater than or equal to market on the date of the grant.

        The Board of Directors grants options under our plans periodically. Generally, option grants are exercisable in equal increments over a three-year period, and have a maximum term of 10 years.

        A summary of stock option transactions is as follows:

	2003		2002		2001
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at
January 1	1,434,106	$ 4.57	1,143,440	$ 4.56	1,012,540	$ 4.27
Granted	120,000	3.10	361,000	4.63	231,300	5.23
Exercised	–	–	–	–	(80,400)	3.18
Forfeited	(38,166)	5.54	(70,334)	5.13	(20,000)	3.44

Outstanding at
December 31	1,515,940	$ 4.43	1,434,106	$ 4.57	1,143,440	$ 4.56

Exercisable at
December 31	1,102,172	$ 4.48	936,410	$ 4.42	725,800	$ 4.23

        For stock options granted during 2003 the following represents the weighted-average exercise prices and the weighted-average fair value based upon whether or not the exercise price of the option was greater than, less than or equal to the market price of the stock on the grant date:

YEAR	OPTION TYPE	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE FAIR VALUE
2003	Exercise price equal to market price	120,000	$ 3.10	$ 1.12

2002	Exercise price greater than market price	206,000	4.96	1.51
	Exercise price equal to market price	145,000	4.08	1.93

2001	Exercise price greater than market price	41,300	3.95	2.33
	Exercise price equal to market price	190,000	5.85	2.72

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.     STOCK COMPENSATION PLANS (continued)

        The following table summarizes information about the fixed price stock options outstanding at December 31, 2003:

Exercise Price	Number Outstanding	Number Exercisable	Weighted Average Remaining Contractual Life in Years
$ 2.270	14,750	9,833	7.66
2.450	26,550	17,700	7.55
2.500	55,000	55,000	2.71
2.750	60,000	60,000	4.38
3.000	25,000	25,000	5.42
3.100	120,000	–	9.47
3.120	72,640	72,640	6.72
3.250	10,000	10,000	0.46
3.500	20,000	20,000	0.69
3.625	10,000	10,000	0.13
3.875	25,000	25,000	5.83
4.000	50,000	50,000	5.83
4.120	120,000	40,000	8.42
4.510	20,000	6,666	8.12
5.000	625,500	486,833	4.83
5.500	122,500	122,500	4.92
5.750	54,000	36,000	4.44
5.950	85,000	55,000	7.42

$ 4.430	1,515,940	1,102,172	5.68

        At December 31, 2003, there were 215,860, 238,200, and 30,000 remaining shares available for grant under the 1990 Plan, the 2002 Plan, and the 1994 Plan, respectively.

15.     COMMITMENTS AND CONTINGENCIES

        We lease our office space under non-cancelable operating leases, expiring during 2006 and 2007. We also sublease portions of the leased space to one related party and two unrelated parties under non-cancelable sub-leases that expire on June 30, 2006. The following is a schedule of minimum future rentals under our non-cancelable operating leases, giving effect to the non-cancelable sub-leases, as of December 31, 2003 (in thousands):

2004	$ 359
2005	362
2006	366
2007	210

1,297
Less: minimum rents from subleases	228

$ 1,069

        Net rent expense totaled $356,000 in 2003, $362,000 in 2002, and $128,000 in 2001.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.     COMMITMENTS AND CONTINGENCIES (continued)

        Karak Petroleum. Madison and its wholly-owned subsidiary Trans-Dominion Holdings Ltd. were named as defendants in a complaint filed in Alberta, Canada, in 1999. The complaint arose from a dispute between Karak Petroleum, a subsidiary of Trans-Dominion Holdings, and the operator of an exploratory well in Pakistan in 1994 in which Karak was a joint interest partner. The plaintiffs alleged that they were owed approximately $500,000. On August 7, 2002, we reached an agreement with the plaintiffs in this matter. Under the terms of the agreement, we agreed to pay the plaintiffs $400,000 for full release of liability. Written documentation reflecting the foregoing was finalized on August 29, 2002. The agreement required that we remit the $400,000 in two installments. The first installment of $50,000 was paid on August 29, 2002, and the remaining $350,000 was to be paid by February 3, 2003. This liability was recorded in 2002. In February 2003, the plaintiffs agreed to accept the $350,000 in monthly installments payable at the beginning of each month beginning February 2003. Payments totaling $105,000 were made during 2003. The remaining balance due was paid in January 2004.

        Turkish Registered Capital. Under the existing Petroleum Law of Turkey, capital that is invested by foreign companies in projects such as oil and natural gas exploration can be registered with the General Directorate of Petroleum Affairs, thereby qualifying for protection against adverse changes in the exchange rate between the time of the initial investment and the time such capital is repatriated out of Turkey. Since 1997 the Turkish government has suspended such protection for repatriated capital. As holder of more than $50 million of registered capital, we have filed suit in Turkey to attempt to restore the exchange rate protections afforded under the law. No amounts are accrued related to this contingency. Holders of Madison common stock have the right to receive, in cash or our common stock, 30% of certain potential payments that may be received from the Turkish government for the protection of repatriated capital. In March 2002 a lower level court ruled in favor of Madison. The ruling was subject to automatic appeal that was heard in December 2002. The appellate court reversed the lower court’s ruling. We have appealed the ruling of the appellate court and are still waiting on a definitive date to be set for the case. The current appeal is the last appeal that can be made by either side in this case. We cannot predict the outcome of this matter.

        Trinidad Arbitration. At December 31, 2001, we held a 25% interest in TED, a Trinidad company engaged in oil and natural gas exploration. Until August 2000, TED was a wholly-owned subsidiary of Madison, at which time Madison sold a 75% interest to another company. Under the terms of the sale, the buyer was required to fund $4.0 million in costs of drilling and exploration before Madison was required to contribute additional amounts in accordance with its 25% shareholding. During 2001, TED was primarily engaged in a seismic program to conduct exploration on a license interest in the Southwest Peninsula of Trinidad. In late August, Madison received an initial billing for capital contributions to fund the ongoing exploration. The operator claimed, however, that Madison did not make timely payments and that Madison’s interest in TED should be reduced from 25% to 12.5%. On September 18, 2002, we received a ruling from the American Arbitration Association related to this matter. The arbitrator ruled that certain payments by Toreador’s subsidiary were delinquent, and, according to the terms of the shareholder agreement, Toreador’s interest in TED has been reduced from 25% to 16.33%. At the end of 2002, our interest had been further reduced to 11.28%, the result of our non-participation in certain capital and operating costs incurred by TED. During 2003, our interest in TED was converted from an equity interest to a 1% overriding royalty interest.

        From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position.

16.     RELATED PARTY TRANSACTIONS

        William I. Lee, a director of the Company, is also Chairman of the Board and majority owner of Wilco Properties, Inc (“Wilco”). We entered into a technical services agreement with Wilco effective February 1, 1999 whereby we provided accounting and geological management services for a monthly fee of $7,250. On June 1, 2002, we terminated the agreement, but continued to provide limited services to Wilco during the transition and charged Wilco a reduced monthly fee through the end of 2002. We recorded reductions to general and administrative expense of $47,250 in 2002, and $87,000 in 2001 related to this agreement. We had receivables from Wilco related to this arrangement amounting to $11,000 at December 31, 2002, and $29,000 at December 31, 2001. The Company also subleases office space to Wilco pursuant to a sub-lease agreement. We recorded reductions to rent expense totaling $47,000 in 2003, $40,000 in 2002, and $29,000 in 2001 related to the sublease with Wilco. We have an informal agreement with Wilco under which one of the two companies incurs, on behalf of the other, certain miscellaneous expenses that are subsequently reimbursed by the other company. We had amounts receivable related to this arrangement of $1,500, $5,000 and $27,000 at December 31, 2003, 2002 and 2001, respectively.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.     RELATED PARTY TRANSACTIONS (continued)

        On November 1, 2002, pursuant to a private placement we issued $925,000 of Series A-1 Convertible Preferred Stock to certain of our directors or entities controlled by certain of our directors. In connection with the securities purchase agreements, Toreador entered into a registration rights agreement effective November 1, 2002, among Toreador and the purchasers which provides for the registration of the common stock issuable upon conversion of the Series A-1 Convertible Preferred Stock. During 2003, pursuant to private placements we issued 41,000 shares of our Series A-1 Convertible Preferred Stock for the total amount of $1,025,000 to William I. Lee and Wilco as follows: (i) in October 2003, 34,000 shares were issued to William I. Lee and Wilco, an entity controlled by Mr. Lee; and (ii) in December 2003, 7,000 shares were issued to Wilco. The Series A-1 Convertible Preferred Stock is governed by a certificate of designation. The Series A-1 Convertible Preferred Stock was sold for a face value of $25.00 per share, and pays an annual cash dividend of $2.25 per share that results in an annual yield of 9.0%. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share. The $4.00 conversion price was higher than the market price of our common stock at the time of issuances. The Series A-1 Convertible Preferred Stock is redeemable at our option, in whole or in part, at any time on or after November 1, 2007. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter. In connection with the securities purchase agreements entered into with William I. Lee and Wilco, Toreador granted certain “piggy-back” registration rights relating to the common stock issuable upon conversion of the Series A-1 Convertible Preferred Stock. The sale of the Series A-1 Convertible Preferred Stock was effected in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, and Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

        In 2002, we acquired Wilco Turkey Ltd (“WTL”) from Wilco. WTL’s primary asset is an interest (ranging from 52.5% to 87.5%) in exploration licenses covering 2.2 million acres in the Thrace Basin and in the central and southeast areas of Turkey. We also acquired from F-Co Holdings Kandamis (“F-Co”) additional interests (ranging from 7.5% to 12.5%) in the same exploration licenses. The purpose of the acquisition was to obtain, explore and possibly develop the acreage covered by the licenses. The acreage in the Thrace Basin is adjacent to or near the acreage we held prior to the acquisition of WTL. In exchange for all of the outstanding common stock of WTL, we have agreed to give Wilco an overriding royalty interest in any successful wells we drill on the acreage covered by the exploration licenses we acquired. We have also agreed to give F-Co, in exchange for its interest in the acreage, an overriding royalty interest in any successful wells we drill on the acreage. As of the acquisition date, there were no outstanding liabilities associated with WTL. We did not convey value to Wilco or F-Co on the acquisition date, or assume any liabilities; therefore, the fair value of the transaction was zero. We have allocated no value to the assets acquired from WTL and F-Co. Wilco is controlled by William I. Lee, a director and stockholder, and F-Co is partially owned by Peter L. Falb, a director and stockholder.

        We own a 35% interest in EnergyNet.com, Inc., an Internet based oil and natural gas property auction company. We paid commissions on property sales to EnergyNet totaling zero during 2003, approximately $369,000 during 2002 and approximately $187,000 during 2001.

        We entered into a consulting agreement with Earl Rossman, Jr. effective October 1, 2000, whereby Mr. Rossman provided consulting services for us for a monthly fee of $13,000. Mr. Rossman was President of Texona Petroleum Corporation immediately prior to the execution of the Merger Agreement. The consulting agreement expired on September 30, 2001. We paid fees totaling $117,000 during 2001.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.     DISCONTINUED OPERATIONS AND SUBSEQUENT EVENTS

        On January 14, 2004, pursuant to the terms of an Agreement for Purchase and Sale dated December 17, 2003, Toreador and Tormin, Inc., a wholly owned subsidiary of Toreador, sold their United States mineral and royalty assets to Black Stone Acquisitions Partners I, L.P. The gross consideration was approximately $45.0 million cash. The effective date of the sale was January 1, 2004. The net book value of these assets at December 31, 2003 has been reclassified from oil and natural gas properties to assets held available-for-sale on the balance sheet. Prior year balances have also been reclassified from oil and natural gas properties to assets held available-for-sale. Assets held available-for-sale consist of the following:

	December 31,
	2003	2002
	(in thousands)
Undeveloped mineral and royalty interests	$ 7,269	$ 7,284
Producing royalty interests	12,332	12,328

Royalty properties held available for sale	19,601	19,612
Less accumulated depreciation, depletion, and amortization	(6,444)	(5,528)

Royalty properties held available-for-sale, net	$ 13,157	$ 14,084

The results of operations of assets in the United States to be sold as of December 31, 2003 have been presented as discontinued operations in the accompanying consolidated statements of operations. Prior year results have also been reclassified to report the results of operations of the assets to be sold as discontinued operations. Results for these assets reported as discontinued operations were as follows:

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Revenues:
Oil and natural gas sales	$ 7,261	$ 5,613	$ 6,015
Lease bonuses and rentals	341	743	596
Gain(loss) on commodity derivatives	(1,304)	(1,894)	1,117

Total revenues	6,298	4,462	7,728
Costs and expenses:
Lease operating	1,046	609	691
Depreciation, depletion and amortization	679	1,237	1,398
Impairment of oil and gas properties	–	4	72
Allocated general and administrative	2,222	2,452	1,225
Interest expense	711	775	856

Total costs and expenses	4,658	5,077	4,242
Income (loss) before taxes	1,640	(615)	3,486
Income tax provision (benefit)	458	(174)	1,381

Income (loss) from discontinued operations (U.S.)	$ 1,182	$ (441)	$ 2,105

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.     INFORMATION ABOUT OIL AND NATURAL GAS PRODUCING ACTIVITIES AND OPERATING SEGMENTS

        We have operations in only one industry segment, the oil and natural gas exploration and production industry. We are structured along geographic operating segments or regions. As a result, we have reportable operations in the United States, France and Turkey. Geographic operating segment income tax expenses have been determined based on statutory rates existing in the various tax jurisdictions where we have oil and natural gas producing activities.

        The following tables provide the geographic operating segment data required by Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. Operations in France and Turkey began when we completed our Merger with Madison on December 31, 2001. Accordingly, we had operations in only the U.S. segment during the year ended December 31, 2001. Subsequent to December 31, 2001, we combined the “United States” and “Headquarters and Other” segments to more accurately reflect the way we analyze our operations. The United States segment data for the years ended December 31, 2003, 2002, and 2001 includes discontinued operations sold in January 2004 through the Royalty Sale (see Note 17).

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	United States(1)	France	Turkey	Total
	(in thousands)
As of and for the year ended December 31, 2003 Revenues:
Oil and natural gas sales	$ 5,953	$ 9,633	$ 2,259	$ 17,845
Loss on commodity derivatives	(302)	(715)	–	(1,017)
Lease bonuses and rentals	18	–	–	18

Total revenues	5,669	8,918	2,259	16,846

Costs and expenses:
Lease operating	1,532	4,290	829	6,651
Exploration and acquisition	1,140	–	1,271	2,411
Depreciation, depletion and amortization	1,341	1,358	547	3,246
Impairment of oil and natural gas properties	171	–	–	171
Reduction in force	511	–	–	511
General and administrative	1,334	810	839	2,983

Total costs and expenses	6,029	6,458	3,486	15,973

Operating income (loss)	(360)	2,460	(1,227)	873

Other income (expense)
Equity in earnings of unconsolidated investments	22	–	–	22
Gain on sale of properties and other assets	80	–	–	80
Foreign currency exchange gain	979	–	–	979
Other income (expense)	(795)	1,090	(122)	173
Interest expense	(703)	(490)	–	(1,193)

Total other income (expense)	(417)	600	(122)	61

Income (loss) before income taxes	(777)	3,060	(1,349)	934
Benefit for income taxes	266	–	–	266

Income (loss) from continuing operations, net of tax	$ (511)	$ 3,060	$ (1,349)	$ 1,200

Selected assets:
Oil and natural gas properties	$ 19,704	$ 42,917	$ 11,978	$ 74,599
Accumulated depreciation, depletion, and amortization	(6,284)	(2,678)	(1,178)	(10,140)

Oil and natural gas properties, net	$ 13,420	$ 40,239	$ 10,800	$ 64,459

Investments in unconsolidated entities	$ 529	$ –	$ –	$ 529

Goodwill	$ 929	$ 1,452	$ 912	$ 3,293

Total assets	$ 69,085	$ 46,918	$ 13,132	$129,135

Expenditures for additions to long-lived assets:
Property acquisition costs	$ –	$ –	$ –	$ –
Development costs	615	2,127	–	2,742
Exploration costs	–	–	971	971
Other	–	–	–	–

Total expenditures for long-lived assets	$ 615	$ 2,127	$ 971	$ 3,713

(1)	Amounts include reclassifications to discontinued operations.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	United States (1)	France	Turkey	Total
	(in thousands)
As of and for the year ended December 31, 2002
Revenues:
Oil and natural gas sales	$ 5,893	$ 9,190	$ 2,373	$ 17,456
Loss on commodity derivatives	(332)	(1,818)	–	(2,150)
Lease bonuses and rentals	69	–	–	69

Total revenues	5,630	7,372	2,373	15,375

Costs and expenses:
Lease operating	1,977	3,237	857	6,071
Exploration and acquisition	2,234	–	–	2,234
Depreciation, depletion and amortization	1,942	1,302	553	3,797
Impairment of oil and natural gas properties	525	–	–	525
General and administrative	2,951	1,147	1,172	5,270

Total costs and expenses	9,629	5,686	2,582	17,897

Operating income (loss)	(3,999)	1,686	(209)	(2,522)

Other income (expense)
Equity in loss of unconsolidated investments	(1,186)	–	–	(1,186)
Loss on sale of properties and other assets	(2,143)	–	–	(2,143)
Foreign currency exchange gain	437	–	–	437
Other expense	(374)	(247)	–	(621)
Interest expense	(612)	(1,005)	(75)	(1,692)

Total other expense	(3,878)	(1,252)	(75)	(5,205)

Income (loss) before income taxes	(7,877)	434	(284)	(7,727)
Benefit (provision) for income taxes	2,244	(183)	–	2,061

Income (loss) from continuing operations, net of tax	$ (5,633)	$ 251	$ (284)	$ (5,666)

Selected assets:
Oil and natural gas properties	$ 17,419	$ 36,568	$ 10,791	$ 64,778
Accumulated depreciation, depletion, and amortization	(5,135)	(1,302)	(553)	(6,990)

Oil and natural gas properties, net	$ 12,284	$ 35,266	$ 10,238	$ 57,788

Investments in unconsolidated entities	$ 2,239	$ –	$ –	$ 2,239

Goodwill	$ 3,342	$ 1,213	$ 912	$ 5,467

Total assets	$ 69,967	$ 39,702	$ 11,724	$ 121,393

Expenditures for additions to long-lived assets:
Property acquisition costs	$ –	$ –	$ –	$ –
Development costs	291	1,882	–	2,173
Exploration costs	583	–	3,102	3,685
Other	320	–	–	320

Total expenditures for long-lived assets	$ 1,194	$ 1,882	$ 3,102	$ 6,178

(1)	Amounts include reclassifications to discontinued operations.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.     INFORMATION ABOUT OIL AND NATURAL GAS PRODUCING ACTIVITIES AND OPERATING SEGMENTS (continued)

	United States(1)	France(2)	Turkey(2)	Total
	(in thousands)

As of and for the year ended December 31, 2001 Revenues:
Oil and natural gas sales	$ 7,937	$ –	$ –	$ 7,937
Gain on commodity derivatives	26	–	–	26

Total revenues	7,963	–	–	7,963

Costs and expenses:
Lease operating	2,589	–	–	2,589
Exploration and acquisition	2,619	–	–	2,619
Depreciation, depletion and amortization	3,510	–	–	3,510
Impairment of oil and natural gas properties	1,237	–	–	1,237
General and administrative	1,583	–	–	1,583

Total costs and expenses	11,538	–	–	11,538

Operating loss	(3,575)	–	–	(3,575)

Other income (expense)
Equity in loss of unconsolidated investments	(206)	–	–	(206)
Loss on sale of properties and other assets	(510)	–	–	(510)
Other income	163	–	–	163
Interest expense	(421)	–	–	(421)

Total other expense	(974)	–	–	(974)

Loss before income taxes	(4,549)	–	–	(4,549)
Benefit for income taxes	1,802	–	–	1,802

Loss from continuing operations, net of tax	$ (2,747)	$ –	$ –	$ (2,747)

(1)	Amounts include reclassifications to discontinued operations.
(2)	Our Merger with Madison was effective on December 31, 2001. Accordingly, there were no operations in France or Turkey to report for the year then ended.

        The following table reconciles the total assets for reportable segments to consolidated assets.

	December 31,
	2003	2002
	(in thousands)
Total assets for reportable segments	$ 129,135	$ 121,393
Elimination of intersegment receivables and investments	(37,593)	(34,540)

Total consolidated assets	$ 91,542	$ 86,853

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	SUPPLEMENTAL OIL AND NATURAL GAS RESERVES AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)

        We retain an independent engineering firm to provide annual year-end estimates of our future net recoverable oil and natural gas reserves. Estimated proved net recoverable reserves we have shown below include only those quantities that we can expect to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves that we may recover through existing wells. Proved undeveloped reserves include those reserves that we may recover from new wells on undrilled acreage or from existing wells on which we must make a relatively major expenditure for recompletion or secondary recovery operations.

        Discounted future cash flow estimates like those shown below are not intended to represent estimates of the fair value of oil and natural gas properties. Estimates of fair value should also consider probable reserves, anticipated future oil and natural gas prices, interest rates, changes in development and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is necessarily subjective and imprecise.

        The following tables include reserves and operations relating to properties sold in January 2004 as part of the Royalty Sale.

	United States		France		Turkey		Total
	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)
PROVED RESERVES
December 31, 2000	2,523	13,684	–	–	–	–	2,523	13,684
Purchase of reserves	137	3,971	8,272	–	936	–	9,345	3,971
Revisions of previous estimates	(301)	(2,295)	–	–	–	–	(301)	(2,295)
Extensions, discoveries, and other additions	34	1,486	–	–	–	–	34	1,486
Sale of reserves	(91)	(2,142)	–	–	–	–	(91)	(2,142)
Production	(296)	(1,781)	–	–	–	–	(296)	(1,781)

December 31, 2001	2,006	12,923	8,272	–	936	–	11,214	12,923
Revisions of previous estimates	450	1,531	3,136	–	149	–	3,735	1,531
Extensions, discoveries, and other additions	84	1,300	250	–	1	–	335	1,300
Sale of reserves	(415)	(1,811)	–	–	–	–	(415)	(1,811)
Production	(238)	(1,822)	(415)	–	(114)	–	(767)	(1,822)

December 31, 2002	1,887	12,121	11,243	–	972	–	14,102	12,121
Revisions of previous estimates	133	758	106	–	12	–	251	758
Extensions, discoveries, and other additions	11	365	–	–	–	–	11	365
Sale of reserves	(3)	(401)	–	–	–	–	(3)	(401)
Production	(190)	(1,561)	(374)	–	(92)	–	(656)	(1,561)

December 31, 2003	1,838	11,282	10,975	–	892	–	13,705	11,282

PROVED DEVELOPED RESERVES
December 31, 2001	1,965	12,923	5,426	–	652	–	8,043	12,923

December 31, 2002	1,749	11,987	7,388	–	766	–	9,903	11,987

December 31, 2003	1,709	11,158	6,571	–	583	–	8,863	11,158

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	SUPPLEMENTAL OIL AND NATURAL GAS RESERVES AND STANDARDIZED MEASURE INFORMATION (UNAUDITED) (continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND NATURAL GAS RESERVES

        We have summarized the standardized measure of discounted future net cash flows related to our proved oil and natural gas reserves. We have based the following summary on a valuation of proved reserves using discounted cash flows based on year-end prices, costs and economic conditions and a 10% discount rate. The additions to proved reserves from purchase of reserves in place and new discoveries and extensions could vary significantly from year to year; additionally, the impact of changes to reflect current prices and costs of proved reserves in prior years could also be significant. Accordingly, you should not view the information presented below as an estimate of the fair value of our oil and natural gas properties, nor should you consider the information indicative of any trends.

	United States	France	Turkey	Total
	(in thousands)
As of December 31, 2001
Future cash inflows	$ 70,528	$ 139,656	$ 15,315	$ 225,499
Future production costs	22,574	78,326	7,337	108,237
Future development costs	186	10,444	1,960	12,590
Future income tax expense	9,970	12,427	1,910	24,307

Future net cash flows	37,798	38,459	4,108	80,365
10% annual discount for estimated
timing of cash flows	12,039	17,572	1,180	30,791

Standardized measure of discounted future
net cash flows related to proved reserves	$ 25,759	$ 20,887	$ 2,928	$ 49,574

As of December 31, 2002
Future cash inflows	$ 109,720	$ 331,739	$ 28,143	$ 469,602
Future production costs	25,933	135,706	10,132	171,771
Future development costs	353	14,595	1,470	16,418
Future income tax expense	25,194	58,717	5,417	89,328

Future net cash flows	58,240	122,721	11,124	192,085
10% annual discount for estimated
timing of cash flows	23,622	69,878	3,541	97,041

Standardized measure of discounted future
net cash flows related to proved reserves	$ 34,618	$ 52,843	$ 7,583	$ 95,044

As of December 31, 2003
Future cash inflows	$ 121,802	$ 303,691	$ 23,412	$ 448,905
Future production costs	28,173	141,351	8,735	178,259
Future development costs	352	17,443	1,960	19,755
Future income tax expense	29,610	45,819	4,143	79,572

Future net cash flows	63,667	99,078	8,574	171,319
10% annual discount for estimated
timing of cash flows	27,087	56,447	3,056	86,590

Standardized measure of discounted future
net cash flows related to proved reserves	$ 36,580	$ 42,631	$ 5,518	$ 84,729

        The prices of oil and natural gas at December 31, 2003, 2002, and 2001 used in the above table, were $27.87, $29.30 and $16.95 per Bbl of oil, respectively, and $5.90, $4.62 and $2.71 per Mcf of natural gas, respectively.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	SUPPLEMENTAL OIL AND NATURAL GAS RESERVES AND STANDARDIZED MEASURE INFORMATION (UNAUDITED) (continued)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH RELATING TO PROVED OIL AND NATURAL GAS RESERVES

        The following are the principal sources of change in the standardized measure:

	United States	France	Turkey	Total
	(in thousands)
Balance at December 31, 2000	$ 57,656	$ –	$ –	$ 57,656
Sales of oil and natural gas, net	(10,672)	–	–	(10,672)
Net changes in prices and production costs	(49,970)	–	–	(49,970)
Extensions and discoveries	2,696	–	–	2,696
Revisions of previous quantity estimates	(3,627)	–	–	(3,627)
Net change in income taxes	21,866	–	–	21,866
Accretion of discount	5,766	–	–	5,766
Purchase of reserves	4,198	20,887	2,928	28,013
Sales of reserves	(2,019)	–	–	(2,019)
Other	(135)	–	–	(135)

Balance at December 31, 2001	25,759	20,887	2,928	49,574
Sales of oil and natural gas, net	(8,920)	(5,953)	(1,516)	(16,389)
Net changes in prices and production costs	22,575	33,426	6,733	62,734
Extensions and discoveries	3,770	1,479	26	5,275
Revisions of previous quantity estimates	8,174	20,698	1,746	30,618
Net change in income taxes	(8,422)	(17,752)	(2,327)	(28,501)
Accretion of discount	2,576	2,089	293	4,958
Sales of reserves	(6,441)	–	–	(6,441)
Other	(4,453)	(2,030)	(300)	(6,783)

Balance at December 31, 2002	34,618	52,844	7,583	95,045
Sales of oil and natural gas, net	(10,636)	(5,343)	(1,430)	(17,409)
Net changes in prices and production costs	7,978	(13,108)	(1,718)	(6,848)
Extensions and discoveries	981	–	–	981
Revisions of previous quantity estimates	3,209	839	212	4,260
Net change in income taxes	(2,381)	5,571	1,032	4,222
Accretion of discount	3,462	5,284	758	9,504
Sales of reserves	(61)	–	–	(61)
Other	(590)	(3,456)	(919)	(4,965)

Balance at December 31, 2003	$ 36,580	$ 42,631	$ 5,518	$ 84,729