Form 10-Q
period 2004-03-31
TOREADOR RESOURCES CORP
filed 2004-05-14
CIK 98720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

            (Mark one)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2004
Common Stock, $0.15625 par value	9,460,317 shares

TOREADOR RESOURCES CORPORATION

i

Index

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2004	December 31, 2003
ASSETS	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$ 12,424	$ 2,819
Accounts and notes receivable	3,242	4,053
Marketable securities, at fair value	15	20
Royalty properties held avaliable-for-sale	—	13,157
Other	2,152	2,843

Total current assets	17,833	22,892

Oil and gas properties, net, using the successful efforts method of accounting	62,671	64,459

Investments in unconsolidated entities	750	529
Goodwill	3,255	3,293
Other assets	63	369

Total assets	$ 84,572	$ 91,542

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 4,936	$ 6,881
Unrealized loss on commodity derivatives	1,255	1,159
Current portion of long-term debt	—	28,816
Income taxes payable	9,741	757

Total current liabilities	15,932	37,613

Long-term accrued liabilities	228	958
Long-term asset retirement obligation	1,724	1,698
Deferred tax liability	9,850	11,791
Convertible debenture	2,160	2,160

Total liabilities	29,894	54,220

Stockholders' equity:
Preferred stock, Series A & A-1, $1.00 par value, 4,000,000 shares
authorized; liquidation preference of $8,000,000; 320,000 issued	320	320
Common stock, $0.15625 par value, 30,000,000
shares authorized; 10,181,344 shares issued and 10,058,544 issued	1,591	1,572
Capital in excess of par value	33,902	33,562
Retained earnings (deficit)	21,824	18
Accumulated other comprehensive income	(425)	4,384

	57,212	39,856

Treasury stock at cost:
721,027 shares	(2,534)	(2,534)

Total stockholders' equity	54,678	37,322

Total liabilities and stockholders' equity	$ 84,572	$ 91,542

Index

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(in thousands, except share data)
Revenues:
Oil and gas sales	$ 4,258	$ 5,390
Loss on commodity derivatives	(410)	(996)
Lease bonuses and rentals	14	14

Total revenues	3,862	4,408

Costs and expenses:
Lease and operating	1,924	1,600
Exploration and acquisition	228	152
Depreciation, depletion and amortization	816	970
Reduction in force	118	—
General and administrative	1,403	858

Total cost and expenses	4,489	3,580

Operating income (loss)	(627)	828

Other income (expense)
Equity in earnings (losses) of unconsolidated investments	(68)	33
Gain (loss) on sale of properties and other assets	(27)	96
Foreign currency exchange gain	4,899	—
Other income	163	37
Interest expense	(996)	(330)

Total other income (expense)	3,971	(164)

Income from continuing operations before income taxes	3,344	664
Provision (benefit) for income taxes	(400)	303

Income from continuing operations, net of income taxes	3,744	361
Income from discontinued operations, net of income taxes	18,242	454

Net income	21,986	815
Less: dividends on preferred shares	180	111

Net income applicable to common shares	$ 21,806	$ 704

Basic income per share
Continuing operations	$ 0.38	$ 0.03
Discontinued operations	1.93	0.05

	$ 2.31	$ 0.08

Diluted income per share
Continuing operations	$ 0.32	$ 0.03
Discontinued operations	1.52	0.04

	$ 1.84	$ 0.07

Weighted average shares outstanding
Basic	9,435	9,338
Diluted	11,966	10,917

Index

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$ 21,986	$ 815
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	835	1,326
Gain on sale of properties	(28,745)	(96)
Unrealized losses on commodity derivatives	96	335
Equity in (gains) losses of unconsolidated investments	68	(11)
Realized gains on foreign currency transactions	(4,778)	—
Decrease (increase) in operating assets:
Accounts and notes receivable	787	(1,291)
Other current assets	643	67
Other assets	309	(124)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(2,487)	(1,462)
Income taxes payable	9,500	626
Deferred taxes	12	(193)
Other	—	289

Net cash provided by (used in) operating activities	(1,774)	281

Cash flows from investing activities:
Expenditures for properties and equipment	(1,906)	(73)
Proceeds from the sale of properties and equipment	41,954	391
Investment in unconsolidated subsidiaries	(289)	—

Net cash provided by investing activities	39,759	318

Cash flows from financing activities:
Borrowings under revolving credit arrangements	—	778
Repayments under revolving credit arrangements	(28,436)	(2,069)
Proceeds from an issuance of stock, net	361	—
Payment of preferred dividends	(180)	(111)

Net cash used in financing activities	(28,255)	(1,402)

Net increase (decrease) in cash and cash equivalents	9,730	(803)
Effects of foreign currency translation on cash and cash equivalents	(125)	—

Cash and cash equivalents, beginning of period	2,819	976

Cash and cash equivalents, end of period	$ 12,424	$ 173

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

        You should read these consolidated unaudited financial statements along with the consolidated financial statements and notes in the 2003 Annual Report on Form 10-K of Toreador Resources Corporation (the “Company, Toreador, we, us, our”) filed with the Securities and Exchange Commission. In our opinion, the information furnished herein reflects all normal nonrecurring adjustments necessary for a fair presentation of the results of these interim periods.

        Unless otherwise noted, amounts reported in tables are in thousands, except per share and product per unit data.

NOTE 2 – DISCONTINUED OPERATIONS

        In January 2004, we sold our U.S. mineral and royalty assets to Black Stone Acquisitions Partners I, L.P. (the “Royalty Sale”). We retained all of our working-interest properties. From the approximate $45.0 million cash consideration that we received, we discharged our outstanding credit facilities in full and placed approximately $8.0 million in a tax-deferred escrow account for a possible like-kind exchange. The escrow account is designed to comply with the like-kind exchange provisions of Section 1031 of the Internal Revenue Code of 1986, as amended, which permits the deferral of gains from a sale of assets if specific like-kind exchange criteria are met. We are attempting to acquire working-interests that would comply with the like-kind exchange criteria.

NOTE 3 – COMPREHENSIVE INCOME

The following table presents the components of comprehensive income, net of related tax:

	Three Months Ended March 31,
	2004	2003
Net income	$ 21,806	$ 704
Foreign currency translation adjustment	(4,806)	1,083
Change in fair value of avaliable-for-sale securities	(3)	6

Comprehensive income	$ 16,997	$ 1,793

NOTE 4 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

        The following table describes our asset retirement liability as of the three months ended March 31, 2004 and 2003:

	2004	2003
Asset retirement obligation January 1	$1,698	$1,690
Asset retirement accretion expense	26	26
Less: plugging cost	—	—
Less: property sold	—	—

Asset retirement obligation at March 31	$1,724	$1,716

        In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 requires that a liability for costs associated with an exit or disposal activity should be initially recognized when it is incurred. Examples of costs included under Statement 146 include one-time termination benefits, costs to consolidate or close facilities and costs to relocate employees. On June 17, 2003, Toreador committed to the termination of four employees. Two engineers, one geologist and one part-time employee were terminated in an effort to reduce general and administrative costs. On February 2, 2004, we committed to the termination of two land-men as a result of the Royalty Sale in January 2004. Total severance expense and liability for the three months ended March 31, 2004, were approximately $118,000 and $227,000, respectively. The following table provides a reconciliation of the liability:

Exit Cost or Disposal Activity	Amount
Employee severance liability June 17, 2003	$310
Cost incurred	89
Adjustments	—
Less: Payroll payments	172

Severance liability March 31, 2004	$227

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

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands, except share data)

Net income, applicable to common shares, as reported	$ 21,806	$ 704
Basic earnings per share reported	2.31	0.08
Diluted earnings per share reported	1.84	0.07
Stock-based compensation costs under the intristic value
method included in net income reported, net of related
tax	—	—
Pro-forma stock-based compensation costs under the fair
value method, net of related tax	68	84
Pro-forma income applicable to common shares, as under
the fair-value method	21,738	620
Pro-forma basic earnings per share under the fair value
method	2.30	0.07
Pro-forma diluted earnings per share under the fair value
method	1.83	0.06

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

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2004				2003
	United States	France	Turkey	Total	United States	France	Turkey	Total
	(in thousands)
Revenues:
Oil and gas sales	$1,487	$2,319	$452	$4,258	$2,043	$2,634	$713	$5,390

Loss on commodity derivatives	(410)	--	--	(410)	(872)	(124)	--	(996)

Lease bonus and rentals	14	—	—	14	14	—	—	14

Total revenues	1,091	2,319	452	3,862	1,185	2,510	713	4,408

Cost and expenses:
Lease operating	442	1,298	184	1,924	254	1,137	209	1,600
Exploration and acquisition	182	—	46	228	152	—	—	152
Depreciation, depletion and
amortization	375	281	160	816	478	303	189	970
General and administrative	1,162	196	163	1,521	350	261	247	858

Total costs and expenses	2,161	1,775	553	4,489	1,234	1,701	645	3,580

Operating income (loss)	(1,070)	544	(101)	(627)	(49)	809	68	828

Other income (expense)
Equity in gains (losses) of
unconsolidated investments	(68)	—	—	(68)	33	—	—	33
Gain (loss) on sale of properties	(27)	—	—	(27)	96	—	—	96
Foreign currency exchange gain	—	4,899	—	4,899	—	—	—	—
Other income (expense)	22	142	(1)	163	27	10	—	37
Interest expense	37	(1,006)	(27)	(996)	(154)	(138)	(38)	(330)

Total other income (expense)	(36)	4,035	(28)	3,971	2	(128)	(38)	(164)

Income (loss) before income tax	(1,106)	4,579	(129)	3,344	(47)	681	30	664

Provision (benefit) for income taxes	(400)	—	—	(400)	303	—	—	303

Income (loss) from continuing operations,
net	(706)	4,579	(129)	3,744	(350)	681	30	361

Income from discontinued operations, net(1)	18,242	—	—	18,242	454)	—	—	454

Net income (loss)	$17,536	$4,579	$(129)	$21,986	$104	$681	$30	$815

Dividends on preferred shares	$180	—	—	$180	$111			$111

Total assets(2)	$98,376	$28,066	$12,049	$138,491	$90,063	$29,138	$9,613	$128,814

(1)	All results relating to the mineral and royalty properties are required to be disclosed as discontinued operations. Please see “Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations” under “Results of Operations” for a more detailed description.
(2)	Total consolidated assets reflect the effect of intersegment eliminations.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

        We utilize commodity derivative instruments as part of our risk management program. These commodity derivatives are not designated as hedges. These transactions are generally structured as either swaps or collar contracts. A swap has the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if the price falls below a floor price or exceeds a ceiling price. These instruments reduce the effect of the price fluctuations of the commodities we produce and sell and support our annual capital budget and expenditure plans. When we had our senior credit facilities, these instruments protected the amounts required for servicing outstanding debt and maximized the funds available under those credit facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of our United States transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell. Currently we do not have any commodity derivative instruments for our French production.

        The following table lists our open natural gas derivative contracts as of March 31, 2004. All contracts are based on NYMEX pricing. We estimated the fair value of the option agreement at March 31, 2004, from quotes by the counterparty representing the amounts we would expect to receive or pay to terminate the agreements on that date. We estimated the fair value of the swap agreement based on the difference between the strike prices and the forward NYMEX prices for each determination period multiplied by the notional volume for each period.

Contract Type	Effective Date	Termination Date	Notional Volume per Month (MMBtu)(1)	Aggregate Volume (MMBtu)	Strike Price per MMBtu	Fair Value- Gain/(Loss) March 31, 2004

Swap	May 2004	December 2004	50,000	400,000	$ 3.920	$ (856,000)

Put Option	May 2004	December 2004	50,000	400,000	$ 3.250	$ 653

Call Option	May 2004	December 2004	50,000	400,000	$ 5.275	$ (399,388)

           (1)    MMBtu - Million British thermal units.

NOTE 7 – LONG-TERM DEBT

        At the end of 2003, we had two senior borrowing facilities. The Bank of Texas facility (the “Texas Facility”) had borrowings outstanding of approximately $17.0 million at December 31, 2003. We discharged the Texas Facility in January 2004 with a portion of the proceeds from the Royalty Sale.

        The revolving credit facility with Barclays Bank, Plc (the “Barclays Facility”) had approximately $11.8 million outstanding at December 31, 2003. We discharged the Barclays Facility in January 2004 with a portion of the proceeds from the Royalty Sale. Under the terms of the Warrant Buyback Letter dated May 19, 2003, we were required to buy 500,000 outstanding warrants back from Barclays for the sum of $100,000 upon final settlement of the Barclays Facility. Additionally, we were required to make a final settlement payment of $925,000 less the amounts of any payments made to Barclays for interim fees due before the final settlement under the terms of the Settlement Fee Letter dated May 19, 2003. The settlement payment amount after deduction of the interim fees paid to Barclays was approximately $806,000.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8 – LITIGATION

        Karak Petroleum. Madison Oil Company (“Madison”), a wholly-owned subsidiary of Toreador and its wholly-owned subsidiary Trans-Dominion Holdings Ltd. were named as defendants in a complaint filed in Alberta, Canada, in 1999. The complaint arose from a dispute between Karak Petroleum (“Karak”), a subsidiary of Trans-Dominion Holdings, and the operator of an exploratory well in Pakistan in 1994 in which Karak was a joint interest partner. The plaintiffs alleged that they were owed approximately $500,000. On August 7, 2002, we reached an agreement with the plaintiffs in this matter. Under the terms of the agreement, we agreed to pay the plaintiffs $400,000 for full release of liability. Written documentation reflecting the foregoing was finalized on August 29, 2002. The agreement required that we remit the $400,000 in two installments. The first installment of $50,000 was paid on August 29, 2002, and the remaining $350,000 was to be paid by February 3, 2003. This liability was recorded in 2002. In February 2003, the plaintiffs agreed to accept the $350,000 in monthly installments payable at the beginning of each month beginning February 2003. Payments totaling $105,000 were made during 2003. The remaining balance due was paid in January 2004.

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

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 – EARNINGS PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except share data)
Basic earnings per share:
Numerator
Net income from continuing operations, net of income tax	$ 3,744	$ 361
Income from discontinued operations, net of income tax	18,242	454

Net income	21,986	815
Less: dividends on preferred shares	180	111

Net income applicable to common shares	$ 21,806	$ 704

Denominator
Common shares outstanding	9,435	9,338

Basic earnings per share from:
Continuing operations	$ 0.38	$ 0.03
Discontinued opearations	1.93	0.05

Net income per share applicable to common shares	$ 2.31	$ 0.08

Diluted earnings per share:
Numerator
Net income from continuing operations, net of income tax	$ 3,744	$ 361
Income from discontinued operations, net of income tax	18,242	454

Net income	21,986	815
Less: dividends on preferred shares	N/A(1)	N/A(1)

Net income applicable to common shares	$ 21,986	$ 815

Denominator
Common shares outstanding	9,435	9,338
Common stock options and warrants	211	3
Conversion of preferred shares	2,000	1,231
Conversion of debentures	320	345

Diluted shares outstanding	11,966	10,917

Diluted earnings per share from:
Continuing operations	$ 0.32	$ 0.03
Discontinued operations	1.52	0.04

Net income per share applicable to common shares	$ 1.84	$0.07

           (1)     Since we assumed that preferred shares were converted into common shares, there would have been no preferred dividends paid.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 10 – INCOME TAXES

        We use the liability method to account for income taxes. Under this method a tax provision is made for both current and deferred taxes for the period. The components of the provision are then recorded as a net asset or liability for the current and deferred amounts.

        For the three months ended March 31, 2004 a benefit for income taxes of $400,000 was recognized for continuing operations. A tax provision of $10.2 million was recorded as part of income from discontinued operations, net of tax. The net tax provision was $9.8 million with a corresponding increase in the current and deferred tax liabilities.

Index

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

EXECUTIVE OVERVIEW

        The Company’s financial and operating performance for the first quarter of 2004 included the following highlights:

•	The sale of our U.S. mineral and royalty properties for approximately $45 million allowing for the repayment of all senior debt owed.

•	An increase in daily production of approximately 250 barrels of oil per day since the beginning of the year as a result of workovers in France and the U.S.

•	Higher than anticipated prices for oil and natural gas.

•	An increase in cash and cash equivalents of almost $10 million since December 31, 2003.

•	A 400% increase in income from continuing operations, as compared to the first quarter of 2003.

        The Company recorded net income of $21.8 million ($1.84 per diluted share) for the three months ended March 31, 2004, as compared to net income of $0.7 million ($.07 per diluted share) for the same period in 2003, including an $18.2 million benefit from the sale of U.S. mineral and royalty properties, net of tax. Net income applicable to common shares increased by $21.8 million during the first quarter of 2004, as compared to that of the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

        This section should be read in conjunction with Note 7 in the Notes to Consolidated Financial Statements included in this filing.

        For the first three months of 2004, net cash used by operations was $1.7 million, compared with $2.3 million provided by operations for the year-ago period. We continually review the operating results of each of our properties. When we determine properties are underperforming, we attempt remediation and subsequently liquidate them if necessary. During the three months ended March 31, 2004, we received $42.0 million in proceeds from sales of property and equipment, net of expenses. We expect that cash flow provided by operating activities for the remaining nine months of 2004 will be approximately $6 million.

Index

        At the end of 2003, we had two senior borrowing facilities. The Bank of Texas facility (the “Texas Facility”) had borrowings outstanding of approximately $17.0 million at December 31, 2003. We discharged the Texas Facility in January 2004 with a portion of the proceeds from the Royalty Sale.

        The revolving credit facility with Barclays Bank, Plc (the “Barclays Facility”) had approximately $11.8 million in borrowings outstanding at December 31, 2003. We discharged the Barclays Facility in January 2004 with a portion of the proceeds from the Royalty Sale. Under the terms of the Warrant Buyback Letter dated May 19, 2003, we were required to buy 500,000 outstanding warrants back from Barclays for the sum of $100,000 upon final settlement of the Barclays Facility. Additionally, we were required to make a final settlement payment of $925,000 less the amounts of any payments made to Barclays for interim fees due before the final settlement under the terms of the Settlement Fee Letter dated May 19, 2003. The settlement payment amount after deduction of the interim fees paid to Barclays was approximately $806,000.

        Toreador had 160,000 shares of nonvoting Series A Convertible Preferred Stock outstanding at March 31, 2004. At the option of the holder, the Series A Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 1,000,000 Toreador common shares). The Series A Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time after December 1, 2004, we may elect to redeem for cash any or all shares of Series A Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until November 30, 2005, 104% until November 30, 2006, 103% until November 30, 2007, 102% until November 30, 2008, 101% until November 30, 2009, and 100% thereafter.

        Toreador had 160,000 shares of nonvoting Series A-1 Convertible Preferred Stock outstanding at March 31, 2004. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 1,000,000 Toreador common shares). The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A-1 Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter.

        As part of our acquisition of Madison in 2001, we indirectly acquired a convertible debenture (“Debenture”) payable to PHD Partners LP and due on March 31, 2006. The general partner of PHD Partners LP is a corporation wholly owned by David M. Brewer, a director and significant stockholder of Toreador. The original Debenture bore interest at 10% per annum. As of March 31, 2004, the Debenture was amended and restated to bear interest at 6% per annum, eliminate our right under certain circumstances to force a conversion of the principal into shares of our common stock and eliminate our ability to repay principal prior to maturity. At the holders’ option, the Debenture can be converted into common stock at a ratio of $6.75 per share. We have 319,962 common shares reserved for issuance related to the conversion of the Debenture.

        We anticipate that our 2004 capital expenditures budget, excluding any acquisitions we may make, will be approximately $7.0 to $9.0 million. Capital expenditures through March 31, 2004 were $1.9 million. We intend to fund our capital expenditures budget from operating cash flow and cash currently on hand. We anticipate spending most of our 2004 capital budget on prospects in our foreign inventory. We will limit our activity in France to development drilling on our existing properties and exploration work on the Courtenay permit. In Turkey, we anticipate continuing exploration work on several projects, including plans to drill our first exploratory well in the western Black Sea.

Index

        We expect to receive future funds through production from existing producing properties and new producing properties that may be discovered through exploration, along with development properties added to existing fields. In addition to the properties described above, we also may acquire other producing oil and gas assets, which could require the use of debt or other forms of financing.

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

        Dividends on our Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock are paid quarterly. Cash dividends totaling $180,000 and $110,813 were paid for the three-month periods ended March 31, 2004 and 2003, respectively. Future dividends will be paid in cash at the rate of $180,000 per full calendar quarter.

        We believe that sufficient funds will be available from operating cash flow, cash on hand and future potential financing sources (which may include senior debt, subordinated debt and/or equity) to meet anticipated capital budget requirements and fund potential acquisitions in 2004.The following table sets forth our contractual obligations in thousands at March 31, 2004 for the periods shown:

Due Within
	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Debt	$ 2,160	$ —	$ 2,160	$ —	$ —
Leases	997	217	611	169	—

Total	$ 3,157	$ 217	$ 2,771	$ 169	$ —

CRITICAL ACCOUNTING POLICIES

        We did not have any changes in our critical accounting policies or in our significant accounting estimates during the three months ended March 31, 2004. Please see our Annual Report on Form 10-K for the year ended December 31, 2003, for a detailed discussion of our critical accounting policies.

Index

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

The following tables present production and average unit prices and costs for the geographic segments indicated:

	Three Months Ended March 31,			Three Months Ended March 31,
	2004	2003		2004	2003
Production			Average Price
Oil (MBbls):			Oil ($/Bbl):
United States	19	46	United States	$ 31.23	$ 31.39
France	85	95	France	29.28	29.97
Turkey	18	31	Turkey	26.47	23.14

Total	122	172	Total	$ 29.18	$ 29.13

Gas (MMcf):			Gas ($/Mcf):
United States	140	477	United States	$ 5.83	$ 5.77
France	—	—	France	—	—
Turkey	—	—	Turkey	—	—

Total	140	477	Total	$ 5.83	$ 5.77

MBOE:			$/BOE:
United States	42	126	United States	$ 33.28	$ 33.41
France	85	95	France	29.28	29.97
Turkey	18	31	Turkey	26.47	23.14

Total	145	252	Total	$ 30.11	$ 30.86

REVENUES

        Oil and gas sales. Oil and natural gas sales decreased by $1.1 million from first quarter 2003 to first quarter 2004. French production decreased due to needed workovers, and U.S. production decreased because the Vermilion #175 well was down during the first quarter 2004. For the first quarter 2004, sales were $4.3 million versus $5.4 million in the first quarter 2003. The average realized gas price in the first quarter of 2004 was $5.83 per thousand cubic feet (Mcf) versus $5.77 per Mcf in the first quarter of 2003. The average realized oil price for the first quarter of 2004 was $29.18 per barrel versus $29.13 per barrel for the year-ago period.

        Loss on commodity derivatives. We utilize commodity derivative instruments as part of our risk management program. These commodity derivatives are not designated as hedges. These transactions are generally structured as either swaps or collar contracts. A swap has the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if the price falls below a floor price or exceeds a ceiling price. These instruments reduce the effect of the price fluctuations of the commodities we produce and sell and support our annual capital budget and expenditure plans. When we had our senior credit facilities, these instruments protected the amounts required for servicing outstanding debt and maximized the funds available under those credit facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of our United States transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell. Currently we do not have any commodity derivative instruments for our French production.

Index

        During the first quarter of 2004, we had an unrealized loss of approximately $96,000 related to hedging activity, as well as realized losses of approximately $314,000. During the first quarter of 2003, we had an unrealized loss of approximately $249,000 and a realized loss of $747,000. As noted above, we have structured our commodity derivatives to reduce the effect of price fluctuations of the commodities we produce and sell. As a result, these derivatives decline in value as the underlying commodity prices rise. Higher actual oil and gas sales revenues due to increased prices for the products offset any losses incurred on derivatives. See Note 6 in the Notes to Consolidated Financial Statements included in this filing for more details.

        Lease bonuses and rentals. During the first quarter of 2004, lease bonuses and rentals were $14,000, no change from $14,000 during the first quarter of 2003.

EXPENSES

        Lease operating. Lease operating expenses increased $324,000, or 20%, due to continuing workover expenses in France and the U.S. along with the increase in value of the Eurodollar against the U.S. dollar since the first quarter of 2003.

        Exploration and acquisition. Exploration and acquisition expenses for the first quarter of 2004 were $228,000, 50% higher than exploration and acquisition expenses of $152,000 in the first quarter of 2003 due to increased evaluation activity on our prospects in Turkey.

        Depreciation, depletion and amortization. First-quarter 2004 depreciation, depletion and amortization expenses decreased $154,000, or 16%, due to a lower unit of production rate than that used in 2003, along with decreased production.

        General and administrative. General and administrative expenses increased $545,000, or 64%, for the first quarter of 2004 compared with the first quarter of 2003. The quarter-to-quarter increase is the result of $635,000 of 2003 general and administrative costs being allocated to income from discontinued operations. The total costs including amounts classified as discontinued operations were $1.4 million for the first quarter 2004 compared with $1.5 million for the first quarter 2003. Overall general and administrative costs were lower on a quarterly comparative basis.

OTHER INCOME AND EXPENSE

        Other income and expense resulted in a net charge to income of $4.0 million for the first quarter of 2004 versus a net charge to expense of $164,000 for the first quarter of 2003. Other income increased $4.1 million primarily due to a realized foreign currency exchange gain related to the increase in value of the Eurodollar against the U.S. dollar in connection with the discharge of the Barclays Facility in the first quarter of 2004.

Index

DISCONTINUED OPERATIONS

        The following table compares discontinued operations for the first quarters ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Revenues:
Oil and gas sales	$ 10	$ 2,199
Lease bonuses and rentals	—	101
Loss on hedging activity	—	(346)

Total revenues	10	1,954

Costs and expenses:
Lease and operating	—	155
Depreciation, depletion and amortization	—	357
General and administrative	18	638
Interest	305	175

Total cost and expenses	323	1,325

Gain on sale properties	28,772	—

Income before taxes	28,459	629
Income tax provision	10,217	175

Income from discontinued operations	$ 18,242	$ 454

        Income from discontinued operations for the first quarter 2004 was $18.2 million versus $454,000 for the first quarter 2003. The increase is due to the sale of U.S. royalty properties in January 2004 (see Note 2 in Notes to Consolidated Financial Statements).

NET INCOME AVAILABLE TO COMMON SHARES

        For the first quarter of 2004, we reported net income before taxes of $3.3 million, compared with net income before taxes of $664,000 for the same period of 2003. Income from discontinued operations for the first quarter 2004 was $18.2 million versus $454,000 for the first quarter 2003, increasing due to the sale of U.S. royalty properties in January 2004. First-quarter 2004 income applicable to common shares was $21.8 million versus income applicable to common shares of $704,000 in the first quarter of 2003.

OTHER COMPREHENSIVE INCOME

        This item should be read in conjunction with Note 3 in the Notes to Consolidated Financial Statements included in this filing.

        The most significant element of comprehensive income, other than net income, is foreign currency translation. As of December 31, 2003, we had accumulated an unrealized gain of $4.9 million due to the Barclays Facility being denominated in U.S. dollars; where as the functional currency of our operations in France is the Eurodollar. In the first quarter 2004, we converted this gain from unrealized to realized due to the repayment of the facility. In Turkey, the functional currency is the Turkish Lira. The exchange rates used to translate the financial position of those operations at March 31, 2004, were approximately US$1.22 per Eurodollar and US$0.76 per million Turkish Lira. The Eurodollar rate at March 31, 2003, was US$1.08 per Eurodollar and US$0.59 per million Turkish Lira.

Index

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4 – CONTROLS AND PROCEDURES

        The term “disclosure controls and procedures” is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in all material respects as of the end of the period covered by this quarterly report.

        There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

        There have been no material changes to the information reported under Item 3 – Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2003.

        From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment, or settlement, if any, which may be awarded with any other suits or claims would not have a material adverse effect on our financial position.

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

        Since January 1, 2004, we have not issued any equity securities that were not registered under the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES – None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None.

ITEM 5 – OTHER INFORMATION – None.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are included herein:

2.1	-	Agreement for Purchase and Sale by and among Toreador Resources Corporation and Tormin, Inc., as Sellers, and Black Stone Acquisitions Partners I, L.P., as Buyer, dated December 17, 2003 (previously filed as Exhibit 2.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2004, File No. 0-2517, and incorporated herein by reference).

3.1	-	Amended and Restated Certificate of Incorporation, of Toreador Resources Corporation (previously filed as Exhibit 3.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

3.2	-	Second Amended and Restated Bylaws of Toreador Resources Corporation (previously filed as Exhibit 3.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

3.3	-	Certificate of Designation of Series A-1 Convertible Preferred Stock of Toreador Resources Corporation, dated October 30, 2002 (previously filed as Exhibit 3.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).

4.1	-	Registration Rights Agreement, effective December 16, 1998, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 10.2 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, File No. 0-2517, and incorporated herein by reference).

4.2	-	Settlement Agreement dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1998, File No. 0-2517, and incorporated herein by reference).

4.3	-	Registration Rights Agreement, effective July 31, 2000, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522 filed with the Securities and Exchange Commission on December 22, 2000, File No. 0-2517, and incorporated herein by reference).

4.4	-	Registration Rights Agreement, effective September 11, 2000, among Toreador Resources Corporation and Earl E. Rossman, Jr., Representative of the Holders (previously filed as Exhibit 4.6 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522, filed with the Securities and Exchange Commission on December 22, 2000, File No. 0-2517, and incorporated herein by reference).

4.5	-	Registration Rights Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).

4.6	-	Registration Rights Agreement dated March 25, 2003, between Toreador Resources Corporation and Barclays Bank PLC (previously filed as Exhibit 4.6 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.7	-	Registration Rights Agreement dated July 26, 2003, between Toreador Resources Corporation and James R. Anderson (previously filed as Exhibit 4.7 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 0-2517, and incorporated herein by reference).

4.8	-	Registration Rights Agreement dated August 13, 2003, between Toreador Resources Corporation and Karen Anderson (previously filed as Exhibit 4.8 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-2517, and incorporated herein by reference).

Index
4.9	-	Registration Rights Agreement dated October 20, 2003, between Toreador Resources Corporation, William I. Lee and Wilco Properties, Inc. (previously filed as Exhibit 4.9 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-2517, and incorporated herein by reference).

4.10	-	Registration Rights Agreement dated December 15, 2003, between Toreador Resources Corporation and James R. Anderson (previously filed as Exhibit 4.9 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.11	-	Registration Rights Agreement dated December 15, 2003, between Toreador Resources Corporation and Roger A. Anderson (previously filed as Exhibit 4.10 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.12	-	Registration Rights Agreement dated December 22, 2003, between Toreador Resources Corporation and Wilco Properties, Inc. (previously filed as Exhibit 4.11 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

10.1	-	Master Qualified Escrow Agreement by and among Toreador Resources Corporation, Bank of Texas, N.A. and Petroleum Strategies, Inc dated January 9, 2004 (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2004, File No. 0-2517, and incorporated herein by reference).

10.2*	-	Second Amended and Restated Convertible Debenture dated as of March 31, 2004, between Madison Oil Company, Toreador Resources Corporation and PHD Partners, LP.

31.1*	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        * Filed herewith.

Index

(b)     Reports on Form 8-K:

On January 28, 2004, we filed a Current Report on Form 8-K with the Securities and Exchange Commission under Item 2 – Acquisition or Disposition of Assets and Item 7 – Financial Statements, Pro Forma Financial Information and Exhibits regarding our sale of U.S. mineral and royalty interests.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION, Registrant

May 14, 2004	/s/ G. Thomas Graves III
G. Thomas Graves III
President and Chief Executive Officer

May 14, 2004	/s/ Douglas W. Weir
Douglas W. Weir
Senior Vice President and Chief Financial Officer

Index

EXHIBITS INDEX

Exhibit Number	Description
2.1	-	Agreement for Purchase and Sale by and among Toreador Resources Corporation and Tormin, Inc., as Sellers, and Black Stone Acquisitions Partners I, L.P., as Buyer, dated December 17, 2003 (previously filed as Exhibit 2.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2004, File No. 0-2517, and incorporated herein by reference).

3.1	-	Amended and Restated Certificate of Incorporation Toreador Resources Corporation (previously filed as Exhibit 3.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

3.2	-	Second Amended and Restated Bylaws of Toreador Resources Corporation, (previously filed as Exhibit 3.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

3.3	-	Certificate of Designation of Series A-1 Convertible Preferred Stock of Toreador Resources Corporation, dated October 30, 2002 (previously filed as Exhibit 3.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).

4.1	-	Registration Rights Agreement, effective December 16, 1998, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 10.2 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998, File No. 0-2517, incorporated herein by reference).

4.2	-	Settlement Agreement dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 10.1 to Toreador Royalty Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1998, File No. 0-2517, and incorporated herein by reference).

4.3	-	Registration Rights Agreement, effective July 31, 2000, among Toreador Royalty Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522 filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).

4.4	-	Registration Rights Agreement, effective September 11, 2000, among Toreador Resources Corporation and Earl E. Rossman, Jr., Representative of the Holders (previously filed as Exhibit 4.6 to Toreador Resources Corporation Registration Statement on Form S-3, No. 333-52522, filed with the Securities and Exchange Commission on December 22, 2000, and incorporated herein by reference).

Index
4.5	-	Registration Rights Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).

4.6	-	Registration Rights Agreement dated March 25, 2003, between Toreador Resources Corporation and Barclays Bank PLC (previously filed as Exhibit 4.6 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.7	-	Registration Rights Agreement dated July 26, 2003, between Toreador Resources Corporation and James R. Anderson (previously filed as Exhibit 4.7 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 0-2517, and incorporated herein by reference).

4.8	-	Registration Rights Agreement dated August 13, 2003, between Toreador Resources Corporation and Karen Anderson (previously filed as Exhibit 4.8 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-2517, and incorporated herein by reference).

4.9	-	Registration Rights Agreement dated October 20, 2003, between Toreador Resources Corporation, William I. Lee and Wilco Properties, Inc (previously filed as Exhibit 4.9 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-2517, and incorporated herein by reference).

4.10	-	Registration Rights Agreement dated December 15, 2003, between Toreador Resources Corporation and James R. Anderson (previously filed as Exhibit 4.9 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.11	-	Registration Rights Agreement dated December 15, 2003, between Toreador Resources Corporation and Roger A. Anderson (previously filed as Exhibit 4.10 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.12	-	Registration Rights Agreement dated December 22, 2003, between Toreador Resources Corporation and Wilco Properties, Inc. (previously filed as Exhibit 4.11 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

Index
10.1	-	Master Qualified Escrow Agreement by and among Toreador Resources Corporation, Bank of Texas, N.A. and Petroleum Strategies, Inc dated January 9, 2004 (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2004, File No. 0-2517, and incorporated herein by reference).

10.2*	-	Second Amended and Restated Convertible Debenture dated as of March 31, 2004, between Madison Oil Company, Toreador Resources Corporation and PHD Partners, LP.

31.1*	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        * Filed herewith.