Form 10-Q
period 2004-06-30
TOREADOR RESOURCES CORP
filed 2004-08-13
CIK 98720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

            (Mark one)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2004
Common Stock, $0.15625 par value	9,588,769 shares

TOREADOR RESOURCES CORPORATION

i

Index

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2004	December 31, 2003
ASSETS	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$ 7,087	$ 2,819
Accounts and notes receivable	3,671	4,053
Marketable securities, at fair value	16	20
Royalty properties held avaliable-for-sale	—	13,157
Other	3,240	2,843

Total current assets	14,014	22,892

Oil and gas properties, net, using the successful efforts method of accounting	66,094	64,459

Investments in unconsolidated entities	805	529
Goodwill	3,247	3,293
Other assets	117	369

Total assets	$ 84,277	$ 91,542

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 5,365	$ 6,881
Unrealized loss on commodity derivatives	896	1,159
Current portion of long-term debt	—	28,816
Income taxes payable	7,223	757

Total current liabilities	13,484	37,613

Long-term accrued liabilities	481	958
Long-term asset retirement obligation	1,813	1,698
Deferred tax liability	9,747	11,791
Convertible debenture	2,160	2,160

Total liabilities	27,685	54,220

Stockholders' equity:
Preferred stock, Series A & A-1, $1.00 par value, 4,000,000 shares
authorized; liquidation preference of $8,000,000; 320,000 issued	320	320
Common stock, $0.15625 par value, 30,000,000
shares authorized; 10,304,496 issued and 10,058,544 shares issued	1,610	1,572
Capital in excess of par value	34,555	33,562
Retained earnings	22,980	18
Accumulated other comprehensive income	(339)	4,384

	59,126	39,856

Treasury stock at cost:
721,027 shares	(2,534)	(2,534)

Total stockholders' equity	56,592	37,322

Total liabilities and stockholders' equity	$ 84,277	$ 91,542

Index

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(in thousands, except per share data)
Revenues:
Oil and gas sales	$ 5,184	$ 4,095	$ 9,442	$ 9,484
Loss on commodity derivatives	(50)	(513)	(460)	(1,509)
Lease bonuses and rentals	—	—	14	14

Total revenues	5,134	3,582	8,996	7,989

Costs and expenses:
Lease operating	1,509	1,468	3,433	3,068
Exploration and acquisition	324	247	552	399
Depreciation, depletion and amortization	798	564	1,614	1,533
Reduction in force	—	466	118	466
General and administrative	1,249	1,136	2,652	1,994

Total costs and expenses	3,880	3,881	8,369	7,460

Operating income (loss)	1,254	(299)	627	529

Other income (expense)
Equity in gains (losses) of unconsolidated investments	15	4	(53)	14
Gain (loss) on sale of properties and other assets	37	(28)	10	68
Foreign currency exchange gain (loss)	(85)	—	4,814	—
Interest and other income	15	802	178	862
Interest expense	(64)	(255)	(1,060)	(586)

Total other income (expense)	(82)	523	3,889	358

Net income before income taxes	1,172	224	4,516	887
Provision (benefit) for income taxes	(132)	143	(532)	446

Income from continuing operations	1,304	81	5,048	441
Income from discontinued operations, net of tax	31	475	18,273	930

Net income	1,335	556	23,321	1,371
Less: dividends on preferred shares	180	111	360	222

Income available to common shares	$ 1,155	$ 445	$ 22,961	$ 1,149

Basic income per share	$ 0.12	$ 0.05	$ 2.43	$ 0.12

Diluted income per share	$ 0.11	$ 0.05	$ 1.95	$ 0.12

Weighted average shares outstanding
Basic	9,479	9,338	9,457	9,338
Diluted	12,314	9,361	11,973	9,361

Index

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(in thousands)
Cash flows from operating activities:
Net income	$ 1,335	$ 556	$ 23,321	$ 1,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	781	602	1,616	1,928
(Gain) loss on sale of properties	(11)	28	(28,756)	(68)
Realized (gain) loss on foreign currency transactions	11	—	(4,767)	—
Unrealized (gains) losses on commodity derivatives	(359)	569	(263)	904
Equity in (gains) losses of unconsolidated investments	(15)	(3)	53	(14)

Cash flows from operating activities before changes in working capital	1,742	1,752	(8,796)	4,121

Decrease (increase) in operating assets:
Accounts and notes receivable	(487)	853	300	(438)
Income taxes receivable	—	512	—	512
Other current assets	(1,108)	(145)	(466)	(78)
Other assets	(60)	47	249	(77)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	826	664	(1,661)	(798)
Income taxes payable	(2,529)	432	6,972	1,058
Deferred tax liabilities	262	193	274	—
Other	—	(780)	—	(491)

Net cash provided by (used in) operating activities	(1,354)	3,528	(3,128)	3,809

Cash flows from investing activities:
Expenditures for oil and natural gas properties	(3,857)	(1,993)	(5,763)	(2,066)
Proceeds from the sale of oil and natural gas properties	(4)	22	41,950	413
Investment in unconsolidated entities, net	(40)	—	(329)	—

Net cash provided by (used in) investing activities	(3,901)	(1,971)	35,858	(1,653)

Cash flows from financing activities:
Borrowings under revolving credit arrangements	—	1,098	—	1,876
Repayments under revolving credit arrangements	(380)	(2,582)	(28,816)	(4,651)
Proceeds from issuance of stock, net	597	—	958	—
Payments of preferred dividends	(180)	(111)	(360)	(222)

Net cash used in financing activities	37	(1,595)	(28,218)	(2,997)

Net increase (decrease) in cash and cash equivalents	(5,218)	(38)	4,512	(841)
Effects of foreign currency translation on cash and cash equivalents	(119)	—	(244)	—
Cash and cash equivalents, beginning of period	12,424	173	2,819	976

Cash and cash equivalents, end of period	$ 7,087	$ 135	$ 7,087	$ 135

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

NOTE 2 – DISCONTINUED OPERATIONS

        In January 2004, we sold our U.S. mineral and royalty assets to Black Stone Acquisitions Partners I, L.P. (the “Royalty Sale”). We retained all of our working-interest properties. From the approximate $45.0 million cash consideration that we received, we discharged our outstanding credit facilities in full and placed approximately $8.0 million in a tax-deferred escrow account for a possible like-kind exchange. The escrow account was designed to comply with the like-kind exchange provisions of Section 1031 of the Internal Revenue Code of 1986, as amended, which permits the deferral of gains from a sale of assets if specific like-kind exchange criteria are met. We were unable to acquire working-interests satisfactory to the Company’s long-term business objectives that would comply with the like-kind exchange criteria; therefore, the $8.0 million was transferred to our general operating fund.

NOTE 3 – COMPREHENSIVE INCOME

The following table presents the components of comprehensive income, net of related tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Income avaliable to common shares	$ 1,155	$ 556	$ 22,961	$ 1,371
Foreign currency translation adjustment	84	94	(4,719)	1,177
Change in fair value of avaliable-for-sale securities	(1)	12	(4)	18

Comprehensive income	$ 1,238	$ 662	$ 18,238	$ 2,566

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

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

        The following table describes our asset retirement liability as of the six months ended June 30, 2004 and 2003:

	2004	2003
Asset retirement obligation January 1	$1,781	$1,690
Asset retirement accretion expense	32	52
Less: plugging cost	—	—
Less: property sold	—	—

Asset retirement obligation at June 30	$1,813	$1,742

        In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 requires that a liability for costs associated with an exit or disposal activity should be initially recognized when it is incurred. Examples of costs included under Statement 146 include one-time termination benefits, costs to consolidate or close facilities and costs to relocate employees. On June 17, 2003, Toreador committed to the termination of four employees. Two engineers, one geologist and one part-time employee were terminated in an effort to reduce general and administrative costs. On February 2, 2004, we committed to the termination of two landmen as a result of the Royalty Sale in January 2004. Total severance expense and liability for the six months ended June 30, 2004, were approximately $118,000 and $46,000, respectively. The following table provides a reconciliation of the liability:

Exit Cost or Disposal Activity	Amount
Employee severance liability June 17, 2003	$310
Cost incurred	118
Adjustments	—
Less: Payroll payments	382

Severance liability June 30, 2004	$46

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

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003
Income, applicable to common shares, as reported	$ 1,155	$ 445	$ 22,961	$ 1,146
Basic earnings per share reported	0.12	0.05	2.43	0.12
Diluted earnings per share reported	0.11	0.05	1.95	0.12
Stock-based compensation costs under the intristic
value method included in net income
reported, net of related tax	—	—	—	—
Pro-forma stock-based compensation costs under the
fair value method, net of related tax	733	42	789	139
Pro-forma income applicable to common shares,
as under the fair-value method	422	403	22,172	1,010
Pro-forma basic earnings per share under the fair
value method	0.04	0.04	2.34	0.11
Pro-forma diluted earnings per share under the fair
value method	0.04	0.04	1.86	0.11

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

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,
	2004				2003
	United States	France	Turkey	Total	United States	France	Turkey	Total
	(in thousands)
Revenues:
Oil and gas sales	$1,371	$3,280	$533	$5,184	$1,540	$2,037	$518	$4,095

Loss on commodity derivatives	(50)	—	—	(50)	(335)	(178)	—	(513)

Lease bonus and rentals	—	—	—	—	—	—	—	—

Total revenues	1,321	3,280	533	5,134	1,205	1,859	518	3,582

Cost and expenses:
Lease operating	345	995	169	1,509	443	832	193	1,468
Exploration and acquisition	306	—	18	324	186	—	61	247
Depreciation, depletion and
amortization	302	368	128	798	64	328	172	564
Reduction in force	—	—	—	—	466	—	—	466
General and administrative	867	205	177	1,249	563	456	117	1,136

Total costs and expenses	1,820	1,568	492	3,880	1,722	1,616	543	3,881

Operating income (loss)	(499)	1,712	41	1,254	(517)	243	(25)	(299)

Other income (expense)
Equity in gains of
unconsolidated investments	15	—	—	15	4	—	—	4
Gain (loss) on sale of properties	37	—	—	37	(28)	—	—	(28)
Foreign currency exchange loss	—	(85)	—	(85)	—	—	—	—
Interest & other income (expense)(1)	12	(2)	5	15	39	821	(58)	802
Interest expense(1)	(35)	18	(47)	(64)	(177)	(103)	25	(255)

Total other income (expense)	29	(69)	(42)	(82)	(162)	718	(33)	523

Net income (loss) before income taxes	(470)	1,643	(1)	1,172	(679)	961	(58)	224

Provision (benefit) for income taxes	(132)	—	—	(132)	143	—	—	143

Income (loss) from continuing operations	(338)	1,643	(1)	1,304	(822)	961	(58)	81

Income from discontinued operations,
net of taxes(2)	31	—	—	31	475	—	—	475

Net income (loss)	$(307)	$1,643	$(1)	$1,335	$(347)	$961	$(58)	$556

Dividends on preferred shares	180	—	—	180	111		—	111

Total assets(1)	$95,088	$33,018	$10,090	$84,277	$89,911	$29,959	$11,832	$90,969

           (1)    Interest income and expense and total consolidated assets reflect the effect of intersegment eliminations.
           (2)    All results relating to the mineral and royalty properties are required to be disclosed as discontinued operations.
                    Please see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Results of Operations” for a more detailed description.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30,
	2004				2003
	United States	France	Turkey	Total	United States	France	Turkey	Total
	(in thousands)
Revenues:
Oil and gas sales	$2,858	$5,599	$985	$9,442	$3,582	$4,671	$1,231	$9,484

Loss on commodity derivatives	(460)	—	—	(460)	(1,207)	(302)	—	(1,509)

Lease bonus and rentals	14	—	—	14	14	—	—	14

Total revenues	2,412	5,599	985	8,996	2,389	4,369	1,231	7,989

Cost and expenses:
Lease operating	787	2,293	353	3,433	697	1,969	402	3,068
Exploration and acquisition	488	—	64	552	338	—	61	399
Depreciation, depletion and
amortization	677	649	288	1,614	541	631	361	1,533
Reduction in force	118	—	—	118	466	—	—	466
General and administrative	1,911	401	340	2,652	913	717	364	1,994

Total costs and expenses	3,981	3,343	1,045	8,369	2,955	3,317	1,188	7,460

Operating income (loss)	(1,569)	2,256	(60)	627	(566)	1,052	43	529

Other income (expense)
Equity in gains (losses) of
unconsolidated investments	(53)	—	—	(53)	14	—	—	14
Gain on sale of properties	10	—	—	10	68	—	—	68
Foreign currency exchange gain	—	4,814	—	4,814	—	—	—	—
Other income (expense)(1)	34	140	4	178	89	831	(58)	862
Interest expense(1)	2	(988)	(74)	(1,060)	(332)	(241)	(13)	(586)

Total other income (expense)	(7)	3,966	(70)	3,889	(161)	590	(71)	358

Net income (loss) before income tax	(1,576)	6,222	(130)	4,516	(727)	1,642	(28)	887

Provision (benefit) for income taxes	(532)	—	—	(532)	446	—	—	446

Income (loss) from continuing operations	(1,044)	6,222	(130)	5,048	(1,173)	1,642	(28)	441

Income from discontinued operations,
net of taxes(2)	18,273	—	—	18,273	930	—	—	930

Net income (loss)	$17,229	$6,222	$(130)	$23,321	$(243)	$1,642	$(28)	$1,371

Dividends on preferred shares	360	—	—	360	222	—	—	222

Total assets(1)	$95,088	$33,018	$10,090	$84,277	$89,911	$29,959	$11,832	$90,969

           (1)    Interest income and expense and total consolidated assets reflect the effect of intersegment eliminations.
           (2)    All results relating to the mineral and royalty properties are required to be disclosed as discontinued operations.
                    Please see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Results of Operations” for a more detailed description.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

        We utilize commodity derivative instruments as part of our risk management program. These commodity derivatives are not designated as hedges. These transactions are generally structured as either swaps or collar contracts. A swap has the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if the price falls below a floor price or exceeds a ceiling price. These instruments reduce the effect of the price fluctuations of the commodities we produce and sell and support our annual capital budget and expenditure plans. When we had our senior credit facilities, these instruments protected the amounts required for servicing outstanding debt and maximized the funds available under those credit facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of our United States transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell. Currently we do not have any commodity derivative instruments for our foreign production.

        The following table lists our open natural gas derivative contracts as of June 30, 2004. All contracts are based on NYMEX pricing. We estimated the fair value of the option agreement at June 30, 2004, from quotes by the counterparty representing the amounts we would expect to receive or pay to terminate the agreements on that date. We estimated the fair value of the swap agreement based on the difference between the strike prices and the forward NYMEX prices for each determination period multiplied by the notional volume for each period.

Contract Type	Effective Date	Termination Date	Notional Volume per Month (MMBtu)(1)	Aggregate Volume (MMBtu)	Strike Price per MMBtu	Fair Value- Gain/(Loss) June 30, 2004

Swap	August 2004	December 2004	50,000	250,000	$ 3.920	$ (603,900)

Put Option	August 2004	December 2004	50,000	250,000	$ 3.250	$ 103

Call Option	August 2004	December 2004	50,000	250,000	$ 5.275	$ (292,081)

           (1)    MMBtu - Million British thermal units.

NOTE 7 – LONG-TERM DEBT

        In July 2004, we sold to certain institutional investors pursuant to a private offering $7.5 million aggregate principal amount of Convertible Subordinated Notes (the “Notes”) due June 30, 2009. The Notes bear interest at the rate of 7.85% per annum, and are convertible into shares of common stock at a conversion price of $8.20 per share. The Company may force conversion of the Notes on or after January 22, 2005, if the closing price of Toreador’s common stock is greater than $14.35 for the 30 consecutive trading days prior to the date of the Company’s notice of conversion. Toreador may also elect to prepay the Notes at any time for the outstanding principal amount plus a 2% premium and accrued and unpaid interest and the issuance of warrants exercisable into the same number of shares of common stock as the Notes were convertible into before the prepayment and retirement of the Notes at an exercise price equal to the conversion price immediately prior to the prepayment and retirement of the Notes. We intend to use the net proceeds of the offering to accelerate our oil development program in France’s Paris Basin and for general corporate purposes.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

        At the end of 2003, we had two senior borrowing facilities. The Bank of Texas facility (the “Texas Facility”) had borrowings outstanding of approximately $17.0 million at December 31, 2003. We discharged the Texas Facility in January 2004 with a portion of the proceeds from the Royalty Sale.

        The revolving credit facility with Barclays Bank, Plc (the “Barclays Facility”) had approximately $11.8 million outstanding at December 31, 2003. We discharged the Barclays Facility in January 2004 with a portion of the proceeds from the Royalty Sale. Under the terms of the Warrant Buyback Letter dated May 19, 2003, we were required to buyback 500,000 outstanding warrants from Barclays for the sum of $100,000 upon final settlement of the Barclays Facility. Additionally, we were required to make a final settlement payment of $925,000 less the amounts of any payments made to Barclays for interim fees due before the final settlement under the terms of the Settlement Fee Letter dated May 19, 2003. The settlement payment amount after deduction of the interim fees paid to Barclays was approximately $806,000.

NOTE 8 – LITIGATION

        Karak Petroleum. Madison Oil Company (“Madison”), a wholly owned subsidiary of Toreador and its wholly-owned subsidiary Trans-Dominion Holdings Ltd. were named as defendants in a complaint filed in Alberta, Canada, in 1999. The complaint arose from a dispute between Karak Petroleum (“Karak”), a subsidiary of Trans-Dominion Holdings, and the operator of an exploratory well in Pakistan in 1994 in which Karak was a joint interest partner. The plaintiffs alleged that they were owed approximately $500,000. On August 7, 2002, we reached an agreement with the plaintiffs in this matter. Under the terms of the agreement, we agreed to pay the plaintiffs $400,000 for full release of liability. Written documentation reflecting the foregoing was finalized on August 29, 2002. The agreement required that we remit the $400,000 in two installments. The first installment of $50,000 was paid on August 29, 2002, and the remaining $350,000 was to be paid by February 3, 2003. This liability was recorded in 2002. In February 2003, the plaintiffs agreed to accept the $350,000 in monthly installments payable at the beginning of each month beginning February 2003. Payments totaling $105,000 were made during 2003. The remaining balance due was paid in January 2004.

        Turkish Registered Capital. Under the existing Petroleum Law of Turkey, capital that is invested by foreign companies in projects such as oil and natural gas exploration can be registered with the General Directorate of Petroleum Affairs, thereby qualifying for protection against adverse changes in the exchange rate between the time of the initial investment and the time such capital is repatriated out of Turkey. Since 1997 the Turkish government has suspended such protection for repatriated capital. As holder of more than $50 million of registered capital, we have filed suit in Turkey to attempt to restore the exchange rate protections afforded under the law. No amounts are accrued related to this contingency. Holders of Madison common stock, on the date of the merger, have the right to receive, in cash or our common stock, 30% of certain potential payments that may be received from the Turkish government for the protection of repatriated capital. In March 2002 a lower level court ruled in favor of Madison. The ruling was subject to automatic appeal that was heard in December 2002. The appellate court reversed the lower court’s ruling. We have appealed the ruling of the appellate court and are still waiting on a final determination. The current appeal is the last appeal that can be made by either side in this case. We cannot predict the outcome of this matter.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 – EARNINGS PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(in thousands, except per share data)
Basic earnings per share:
Numerator:
Net income from continuing operations, net of tax	$ 1,304	$ 81	$ 5,048	$ 441
Income from discontinued operations, net of tax	31	475	18,273	930

Net income	1,335	556	23,321	1,371
Less: dividends on preferred shares	180	111	360	222

Net income applicable to common shares	$ 1,155	$ 445	$ 22,961	$ 1,149

Denominator:
Common shares outstanding	9,479	9,338	9,457	9,338

Basic earnings per share from:
Continuing operations	$ 0.12	$ —	$ 0.50	$ 0.02
Discontinued operations	—	0.05	1.93	0.10

Net income per share applicable to common shares	$ 0.12	$ 0.05	$ 2.43	$ 0.12

Diluted earnings per share:
Numerator:
Net income from continuing operations, net of tax	$ 1,304	$ 81	$ 5,048	$ 441
Income from discontinued operations, net of tax	31	475	18,273	930

Net income	1,335	556	23,321	1,371
Plus: interest on debenture, net of tax	20(1)	N/A	54(1)	N/A
Less: dividends on preferred shares	N/A(1)	111	N/A(1)	222

Net income applicable to common shares	$ 1,355	$ 445	$ 23,375	$ 1,149

Denominator:
Common shares outstanding	9,479	9,338	9,457	9,338
Common stock options and warrants	515	23	196	23
Conversion of preferred shares	2,000	N/A(2)	2,000	N/A(2)
Conversion of debenture	320	N/A(2)	320	N/A(2)

Diluted shares outstanding	12,314	9,361	11,973	9,361

Basic earnings per share from:
Continuing operations	$ 0.11	$ —	$ 0.42	$ 0.02
Discontinued operations	—	0.05	1.53	0.10

Net income per share applicable to common shares	$ 0.11(3)	$ 0.05	$ 1.95(3)	$ 0.12

           (1)    Since we assume that preferred shares and the debenture were converted into common shares, there would have been no preferred dividends or interest, net of tax, paid.
           (2)    The conversion of the preferred shares and debenture would have been antidilutive. Therefore, no conversion is assumed for this calculation.
           (3)    Due to a correction in the number of diluted shares outstanding and an immaterial reduction in net income, the figures have been revised from the figures reported in Toreador's press release dated August 4, 2004. The press release reported these numbers as
                    11,974 Diluted shares outstanding for the Three Months Ended June 30, 2004, 12,284 Diluted shares outstanding for the Six Months
                    Ended June 30, 2004, $0.12 Diluted earnings per share for the Three Months Ended June 30, 2004 and $1.91 Diluted earnings per share for the Six Months Ended June 30, 2004.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 10 – INCOME TAXES

        We use the liability method to account for income taxes. Under this method a tax provision is made for both current and deferred taxes for the period. The components of the provision are then recorded as a net asset or liability for the current and deferred amounts.

        For the six months ended June 30, 2004, a benefit for income taxes of $532,000 was recognized for continuing operations. A tax provision of $10.2 million was recorded as part of income from discontinued operations, net of tax. The net tax provision was $9.7 million with a corresponding increase in the current and deferred tax liabilities.

NOTE 11 – RELATED PARTY TRANSACTIONS

        On June 14, 2004, we issued stock options for 29,500 shares of our common stock to David M. Brewer. Mr. Brewer currently serves as a director for Toreador. The options were in payment to Mr. Brewer for consulting services related to our international activities.

        The options were granted pursuant to the Toreador Resources Corporation 2002 Stock Option Plan. The exercise price is $5.50 per share. The options expire no later than 10 years from the date of issuance. We recorded a charge to general and administrative costs of $58,000 in the second quarter of 2004.

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

EXECUTIVE OVERVIEW

        The Company’s financial and operating performance since the end of the first quarter of 2004 included the following highlights:

•	Cash flow from operating activities before changes in working capital increased to $1.7 million in the second quarter, up from cash flow used in the first quarter of $10.5 million.

•	The Charmottes 109 well in France was successfully completed with daily production of approximately 150 to 200 BOP, which was restricted by current production facilities. The daily rate is anticipated to be 400 to 500 BOP once production facilities are completed.

•	Drilling began on the Ayazli #1 well in the Black Sea of Turkey.

•	A private placement of $7.5 million principal amount of Convertible Subordinated Notes was completed.

•	Income from continuing operations was $1.3 million, compared with a loss of $299,000 for the second quarter of 2003.

        The Company recorded net income of $1.2 million ($0.11 per diluted share) for the three months ended June 30, 2004, as compared to net income of $445,000 ($0.05 per diluted share) for the same period in 2003. Net income applicable to common shares increased by $710,000 during the second quarter of 2004, as compared to that of the second quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

        This section should be read in conjunction with Note 7 in the Notes to Consolidated Financial Statements included in this filing.

        For the first six months of 2004, net cash used in operations was $3.1 million, compared with $3.8 million provided by operations for the year-ago period. During the six months ended June 30, 2004, we received $42.0 million in proceeds from sales of property and equipment, net of expenses. We expect that cash flow provided by operating income, plus depreciation, for the remaining six months of 2004 will be approximately $5.0 million.

Index

        At the end of 2003, we had two senior borrowing facilities. The Bank of Texas facility (the “Texas Facility”) had borrowings outstanding of approximately $17.0 million at December 31, 2003. We discharged the Texas Facility in January 2004.

        The revolving credit facility with Barclays Bank, Plc (the “Barclays Facility”) had approximately $11.8 million in borrowings outstanding at December 31, 2003. We also discharged the Barclays Facility in January 2004. Under the terms of the Warrant Buyback Letter dated May 19, 2003, we were required to buyback 500,000 outstanding warrants from Barclays for the sum of $100,000 upon final settlement of the Barclays Facility. Additionally, we were required to make a final settlement payment of $925,000 less the amounts of any payments made to Barclays for interim fees due before the final settlement under the terms of the Settlement Fee Letter dated May 19, 2003. The settlement payment amount after deduction of the interim fees paid to Barclays was approximately $806,000.

        In July 2004, we sold to certain institutional investors pursuant to a private offering $7.5 million aggregate principal amount of Convertible Subordinated Notes (the “Notes”) due June 30, 2009. The Notes bear interest at the rate of 7.85% per annum and are convertible into shares of common stock at a conversion price of $8.20 per share. The Company may force conversion of the Notes on or after January 22, 2005, if the closing price of Toreador’s common stock is greater than $14.35 for the 30 consecutive trading days prior to the date of the Company’s conversion notice. Toreador may also elect to prepay the Notes at any time for the outstanding principal amount plus a 2% premium and accrued and unpaid interest and the issuance of warrants exercisable into the same number of shares of common stock as the Notes were convertible into before the prepayment and retirement of the Notes at an exercise price equal to the conversion price immediately prior to the prepayment and retirement of the Notes. We intend to use the net proceeds of the offering to accelerate our oil development program in France’s Paris Basin and for general corporate purposes.

        Toreador had 160,000 shares of nonvoting Series A Convertible Preferred Stock outstanding at June 30, 2004. At the option of the holder, the Series A Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 1,000,000 Toreador common shares). The Series A Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time after December 1, 2004, we may elect to redeem for cash any or all shares of Series A Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until November 30, 2005, 104% until November 30, 2006, 103% until November 30, 2007, 102% until November 30, 2008, 101% until November 30, 2009, and 100% thereafter.

        Toreador had 160,000 shares of nonvoting Series A-1 Convertible Preferred Stock outstanding at June 30, 2004. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 1,000,000 Toreador common shares). The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A-1 Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter.

        As part of our acquisition of Madison in 2001, we indirectly assumed a convertible debenture (“Debenture”) in the amount of $2.16 million payable to PHD Partners LP and due on March 31, 2006. The general partner of PHD Partners LP is a corporation wholly owned by David M. Brewer, a director and significant stockholder of Toreador. The original Debenture bore interest at 10% per annum. As of March 31, 2004, the Debenture was amended and restated to bear interest at 6% per annum, eliminate our right under certain circumstances to force a conversion of the principal into shares of our common stock and eliminate our ability to repay principal prior to maturity. At the holders’ option, the Debenture can be converted into common stock at a ratio of $6.75 per share. We have 319,962 common shares reserved for issuance related to the conversion of the Debenture.

Index

        We anticipate that our 2004 capital expenditures budget, excluding any acquisitions we may make, will be approximately $10.0 to $13.0 million. Capital expenditures through June 30, 2004 were $5.8 million. We intend to fund any remaining amounts to be funded under our capital expenditures budget from operating cash flow and cash currently on hand. We anticipate spending most of our remaining 2004 capital budget on prospects in our foreign inventory. We will limit our activity in France to workovers and development drilling on our existing properties and exploration work on the Courtenay permit. In Turkey, we anticipate continuing exploration work on several projects, including our first exploratory well in the western Black Sea, which began drilling in early July.

        We expect to receive future funds through production from existing producing properties and new producing properties that may be discovered through exploration, along with development properties added to existing fields. In addition to the properties described above, we also may acquire other producing oil and gas assets, which could require the use of debt or other forms of financing.

        Dividends on our common stock may be declared and paid out of funds legally available when and as determined by our board of directors. Our policy is to hold and invest corporate funds on a conservative basis, and, thus, we do not anticipate paying cash dividends on our common stock in the foreseeable future. The terms of our Series A Convertible Preferred Stock and our Series A-1 Convertible Preferred Stock prohibit us from paying dividends on the common stock without the approval of the holders of a majority of the then outstanding shares of the Series A Convertible Preferred Stock and the Series A-1 Convertible Preferred Stock. We are prohibited from paying cash dividends on the common stock without the approval of holders of a majority of the then outstanding Notes.

        Dividends on our Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock are paid quarterly. Cash dividends totaling $360,000 and $221,626 were paid for the six-month periods ended June 30, 2004 and 2003, respectively. Future dividends will be paid in cash at the rate of $180,000 per full calendar quarter. Interest on the Notes is paid quarterly. No interest was paid as of June 30, 2004 since the Notes were issued as of July 22, 2004. Future interest will be paid at the rate of $147,188 per full calendar quarter.

        We believe that sufficient funds will be available from operating cash flow, cash on hand and future potential financing sources (which may include senior debt, subordinated debt and/or equity) to meet anticipated capital budget requirements and fund potential acquisitions in 2004. The following table sets forth our contractual obligations in thousands at June 30, 2004 for the periods shown:

Due Within
	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Debt	$ 9,660	$ —	$ 2,160	$ 7,500	$ —
Leases	924	145	610	169	—

Total	$ 10,584	$ 145	$ 2,770	$ 7,669	$ —

CRITICAL ACCOUNTING POLICIES

        We did not have any changes in our critical accounting policies or in our significant accounting estimates during the six months ended June 30, 2004. Please see our Annual Report on Form 10-K for the year ended December 31, 2003, for a detailed discussion of our critical accounting policies.

Index

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

The following tables present production and average unit prices and costs for the geographic segments indicated:

	Three Months Ended June 30,			Three Months Ended June 30,
	2004	2003		2004	2003
Production			Average Price
Oil (MBbls):			Oil ($/Bbl):
United States	19	45	United States	$ 36.62	$ 27.78
France	97	93	France	31.98	23.48
Turkey	18	24	Turkey	28.79	21.72

Total	134	163	Total	$ 32.03	$ 24.42

Gas (MMcf):			Gas ($/Mcf):
United States	127	391	United States	$ 5.78	$ 5.01
France	—	—	France	—	—
Turkey	—	—	Turkey	—	—

Total	127	391	Total	$ 5.78	$ 5.01

MBOE:			$/BOE:
United States	40	110	United States	$ 33.52	$ 29.13
France	97	93	France	31.98	23.48
Turkey	18	24	Turkey	28.79	21.72

Total	155	228	Total	$ 32.33	$ 26.03

REVENUES

        Oil and gas sales. Oil and natural gas sales increased by $1.1 million from second quarter 2003 to second quarter 2004. French production increased due to completed workovers, while U.S. revenue decreased due to the Royalty Sale and Turkish production decreased due to natural decline. For the second quarter 2004, sales were $5.2 million versus $4.1 million in the second quarter 2003. The average realized oil price for the second quarter of 2004 was $32.03 per barrel versus $24.42 per barrel for the year-ago period. The average realized gas price in the second quarter of 2004 was $5.78 per thousand cubic feet (Mcf) versus $5.01 per Mcf in the second quarter of 2003.

        Loss on commodity derivatives. We utilize commodity derivative instruments as part of our risk management program. These commodity derivatives are not designated as hedges. These transactions are generally structured as either swaps or collar contracts. A swap has the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if the price falls below a floor price or exceeds a ceiling price. These instruments reduce the effect of the price fluctuations of the commodities we produce and sell and support our annual capital budget and expenditure plans. When we had our senior credit facilities, these instruments protected the amounts required for servicing outstanding debt and maximized the funds available under those credit facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” The counterparty of our United States transactions is Coral Energy Holdings, L.P., an affiliate of Royal Dutch/Shell. Currently we do not have any commodity derivative instruments for our foreign production.

        During the second quarter of 2004, we had an unrealized gain of approximately $359,000 related to hedging activity, as well as realized losses of approximately $409,000. During the second quarter of 2003, we had an unrealized loss of approximately $358,000 and a realized loss of $155,000. As noted above, we have structured our commodity derivatives to reduce the effect of price fluctuations of the commodities we produce and sell. As a result, these derivatives decline in value as the underlying commodity prices rise. Higher actual oil and gas sales revenues due to increased prices for the products offset any losses incurred on derivatives.

Index

        Lease bonuses and rentals. We had no lease bonuses and rentals for the second quarter of 2004 or the second quarter of 2003.

EXPENSES

        Lease operating. Lease operating expenses increased $41,000, or 3%, due to continuing workover expenses in France and the U.S.

        Exploration and acquisition. Exploration and acquisition expenses for the second quarter of 2004 were $324,000, 31% higher than exploration and acquisition expenses of $247,000 in the second quarter of 2003 due to increased evaluation activity on prospects in the United States.

        Depreciation, depletion and amortization. Second-quarter 2004 depreciation, depletion and amortization expenses increased $234,000, or 41%, compared with the same period last year due to a one-time adjustment to DD&A in the second quarter of 2003 that caused the expense to be lower than normal.

        General and administrative. General and administrative expenses increased $113,000, or 10%, for the second quarter of 2004 compared with the second quarter of 2003. The quarter-to-quarter increase is the result of $466,000 of 2003 general and administrative costs being allocated to income from discontinued operations. The total costs, including amounts classified as discontinued operations, were $1.2 million for the second quarter of 2004 compared with $1.6 million for the second quarter of 2003. Overall general and administrative costs were lower on a quarterly comparative basis.

OTHER INCOME AND EXPENSE

        Other income and expense resulted in a net charge to expense of $82,000 for the second quarter of 2004 versus a net credit to income of $523,000 for the second quarter of 2003. Other income decreased $605,000, or 116%, from the second quarter of 2003, primarily due to realized foreign currency exchange gains on payments made towards the Barclays Facility. The Euro increased in value compared with the U.S. dollar during the second quarter of 2003.

Index

DISCONTINUED OPERATIONS

        The following table compares discontinued operations for the second quarters ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004	2003
	(in thousands)
Revenues:
Oil and gas sales	$ 76	$ 1,728
Lease bonuses and rentals	—	89
Loss on hedging activity	—	(303)

Total revenues	76	1,514

Costs and expenses:
Lease operating	9	203
Depreciation, depletion and amortization	—	39
General and administrative	—	466
Interest	—	147

Total cost and expenses	9	855

Loss on sale of properties	(36)	—

Income before taxes	31	659
Income tax provision	—	184

Income from discontinued operations	$ 31	$ 475

        Income from discontinued operations for the second quarter 2004 was $31,000 versus $475,000 for the second quarter of 2003. The decrease was due to the Royalty Sale in January 2004 (see Note 2 in Notes to Consolidated Financial Statements).

NET INCOME AVAILABLE TO COMMON SHARES

        For the second quarter of 2004, we reported net income before taxes of $1.2 million, compared with net income before taxes of $224,000 for the same period in 2003. Income from discontinued operations for the second quarter 2004 was $31,000 versus $475,000 for the second quarter of 2003. The decrease was due to the Royalty Sale in January 2004. Second-quarter 2004 income applicable to common shares was $1.2 million versus income applicable to common shares of $445,000 in the second quarter of 2003.

OTHER COMPREHENSIVE INCOME

        This item should be read in conjunction with Note 3 in the Notes to Consolidated Financial Statements included in this filing.

        The most significant element of comprehensive income, other than net income, is foreign currency translation. The functional currency of our operations in France is the Eurodollar and in Turkey, the functional currency is the Turkish lira. The exchange rates used to translate the financial position of those operations at June 30, 2004, were approximately US$1.23 per Eurodollar and US$0.67 per million Turkish lira. The exchange rates at March 31, 2004, were US$1.22 per Eurodollar and US$0.76 per million Turkish lira.

Index

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

The following tables present production and average unit prices and costs for the geographic segments indicated:

	Six Months Ended June 30,			Six Months Ended June 30,
	2004	2003		2004	2003
Production			Average Price
Oil (MBbls):			Oil ($/Bbl):
United States	38	92	United States	$ 33.85	$ 29.61
France	182	188	France	30.72	26.75
Turkey	36	51	Turkey	27.65	24.23

Total	256	331	Total	$ 30.74	$ 27.16

Gas (MMcf):			Gas ($/Mcf):
United States	267	868	United States	$ 5.77	$ 5.43
France	—	—	France	—	—
Turkey	—	—	Turkey	—	—

Total	267	868	Total	$ 5.77	$ 5.43

MBOE:			$/BOE:
United States	82	236	United States	$ 33.46	$ 31.41
France	182	188	France	30.72	26.75
Turkey	36	51	Turkey	27.65	24.23

Total	300	475	Total	$ 31.26	$ 28.80

REVENUES

        Oil and gas sales. Oil and natural gas sales decreased by $42,000 for the six months ended June 30, 2004 from the first six months of 2003. French production decreased due to needed workovers, and U.S. production decreased due to the Royalty Sale in January 2004. For the six months ended June 30, 2004, sales were $9.4 million versus $9.5 million in the six months ended June 30, 2003. The average realized oil price for the six months ended June 30, 2004, was $30.74 per barrel versus $27.16 per barrel for the year-ago period. The average realized gas price in the six months ended June 30, 2004, was $5.77 per thousand cubic feet (Mcf) versus $5.43 per Mcf in the six months ended June 30, 2003.

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

        During the six months ended June 30, 2004, we had an unrealized gain of approximately $264,000 related to hedging activity, as well as realized losses of approximately $724,000. During the six months ended June 30, 2003, we had an unrealized loss of approximately $632,000 and a realized loss of $877,000. As noted above, we have structured our commodity derivatives to reduce the effect of price fluctuations of the commodities we produce and sell. As a result, these derivatives decline in value as the underlying commodity prices rise. Higher actual oil and gas sales revenues due to increased prices for the products offset any losses incurred on derivatives.

Index

        Lease bonuses and rentals. Lease bonuses and rentals were $14,000 during the six months ended June 30, 2004 and the six months ended June 30, 2003.

EXPENSES

        Lease operating. Lease operating expenses were $365,000 higher, or 12%, due to continuing workover expenses in France and the U.S. along with the increase in value of the Eurodollar against the U.S. dollar since the six months ended June 30, 2003.

        Exploration and acquisition. Exploration and acquisition expenses for the six months ended June 30, 2004 were $552,000, 38% higher than exploration and acquisition expenses of $399,000 for the six months ended June 30, 2003 due to increased evaluation activity on prospects in the United States and Turkey.

        Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses for the six months ended June 30, 2004 rose $81,000, or 5%, due to additions to oil and gas properties since 2003.

        General and administrative. General and administrative expenses increased $658,000, or 33%, for the six months ended June 30, 2004 compared with the six months ended June 30, 2003. The year-to-year increase is the result of the reclassification of $1.1 million of 2003 general and administrative costs as a charge against income from discontinued operations. Total costs, including amounts classified as discontinued operations, were $2.7 million for the six months ended June 30, 2004 compared with $3.1 million for the six months ended June 30, 2003. Overall general and administrative costs were lower on a period-to-period comparative basis.

OTHER INCOME AND EXPENSE

        Other income and expense resulted in a net credit to income of $3.9 million for the six months ended June 30, 2004 versus a net credit to income of $358,000 for the six months ended June 30, 2003. Other income increased $3.5 million primarily due to a realized foreign currency exchange gain. The gain related to the increase in value of the Eurodollar against the U.S. dollar in connection with the discharge of the Barclays Facility during the six months ended June 30, 2004.

Index

DISCONTINUED OPERATIONS

        The following table compares discontinued operations for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Revenues:
Oil and gas sales	$ 86	$ 3,928
Lease bonuses and rentals	—	190
Loss on hedging activity	—	(649)

Total revenues	86	3,469

Costs and expenses:
Lease operating	9	358
Depreciation, depletion and amortization	—	395
General and administrative	18	1,104
Interest	305	322

Total cost and expenses	332	2,179

Gain on sale of properties	28,736	—

Income before taxes	28,490	1,290
Income tax provision	10,217	360

Income from discontinued operations	$ 18,273	$ 930

        Income from discontinued operations for the six months ended June 30, 2004 was $18.3 million versus $930,000 for the same period in 2003. The increase was due to the Royalty Sale in January 2004 (see Note 2 in Notes to Consolidated Financial Statements).

NET INCOME AVAILABLE TO COMMON SHARES

        For the six months ended June 30, 2004, we reported net income before taxes of $4.5 million, compared with net income before taxes of $887,000 for the same period of 2003. Income from discontinued operations for the six months ended June 30, 2004, was $18.3 million versus $930,000 for the six months ended June 30, 2003. The increase was due to the Royalty Sale in January 2004. Income applicable to common shares for the six months ended June 30, 2004 was $23.0 million versus $1.1 million in the same period of 2003.

OTHER COMPREHENSIVE INCOME

        This item should be read in conjunction with Note 3 in the Notes to Consolidated Financial Statements included in this filing.

        The most significant element of comprehensive income, other than net income, is foreign currency translation. As of December 31, 2003, we had accumulated an unrealized gain of $4.9 million due to the Barclays Facility being denominated in U.S. dollars; whereas the functional currency of our operations in France is the Eurodollar. In the first quarter 2004, we converted this gain from unrealized to realized due to the repayment of the facility. In Turkey, the functional currency is the Turkish lira. The exchange rates used to translate the financial position of those operations at June 30, 2004, were approximately US$1.22 per Eurodollar and US$0.67 per million Turkish lira. The exchange rates at June 30, 2003, were US$1.14 per Eurodollar and US$0.71 per million Turkish lira.

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

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

        In July 2004, we sold to certain institutional investors pursuant to a private offering $7.5 million aggregate principal amount of Convertible Subordinated Notes (the “Notes”) due June 30, 2009. The Notes bear interest at the rate of 7.85% per annum and are convertible into shares of common stock at a conversion price of $8.20 per share. The Company may force conversion of the Notes on or after January 22, 2005, if the closing price of Toreador’s common stock is greater than $14.35 for the 30 consecutive trading days prior to the date of the Company’s conversion notice. Toreador may also elect to prepay the Notes at any time for the outstanding principal amount plus a 2% premium and accrued and unpaid interest and the issuance of warrants exercisable into the same number of shares of common stock as the Notes were convertible into before the prepayment and retirement of the Notes at an exercise price equal to the conversion price immediately prior to the prepayment and retirement of the Notes. The sale was made to accredited investors pursuant to Rule 506 promulgated pursuant to the Securities Act of 1933, as amended. We intend to use the net proceeds of the offering to accelerate our oil development program in France’s Paris Basin and for general corporate purposes.

        In addition, in July 2004, pursuant to our engagement letters with our investment bankers, we issued to our investment bankers warrants exercisable into an aggregate of 40,000 shares of common stock at an exercise price of $8.20 per share. The warrants were issued to accredited investors pursuant to Rule 506 promulgated pursuant to the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES – None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We submitted a proxy statement to the Company’s stockholders as of the record date, April 2, 2004. The proxy statement was furnished to the Company’s stockholders in connection with the Annual Meeting of Stockholders held on May 20, 2004. There were 9,500,317 shares entitled to vote at the meeting. The only proposal under consideration was the election of the Board of Directors, the results of which are as follows:

Nominee	Votes For	Votes Withheld
Herbert L. Brewer(1)	8,008,434	403,269
David M. Brewer (1)	8,008,534	403,169
Peter L. Falb (1)	8,101,820	309,883
G. Thomas Graves III (1)	8,008,634	403,069
Thomas P. Kellogg (1)	8,407,756	3,947
William I. Lee (1)	8,008,434	403,269
John Mark McLaughlin (1)	8,008,534	403,169
H.R. Sanders, Jr. (1)	8,008,534	403,169

           (1)    Incumbent

Index

ITEM 5 – OTHER INFORMATION – None.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are included herein:

2.1	-	Agreement for Purchase and Sale by and among Toreador Resources Corporation and Tormin, Inc., as Sellers, and Black Stone Acquisitions Partners I, L.P., as Buyer, dated December 17, 2003 (previously filed as Exhibit 2.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2004, File No. 0-2517, and incorporated herein by reference).

3.1	-	Amended and Restated Certificate of Incorporation, of Toreador Resources Corporation (previously filed as Exhibit 3.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

3.2	-	Second Amended and Restated Bylaws of Toreador Resources Corporation (previously filed as Exhibit 3.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

3.3	-	Certificate of Designation of Series A-1 Convertible Preferred Stock of Toreador Resources Corporation, dated October 30, 2002 (previously filed as Exhibit 3.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).

4.1	-	Registration Rights Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).

4.2	-	Registration Rights Agreement dated July 26, 2003, between Toreador Resources Corporation and James R. Anderson (previously filed as Exhibit 4.7 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 0-2517, and incorporated herein by reference).

4.3	-	Registration Rights Agreement dated August 13, 2003, between Toreador Resources Corporation and Karen Anderson (previously filed as Exhibit 4.8 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-2517, and incorporated herein by reference).

Index
4.4	-	Registration Rights Agreement dated October 20, 2003, between Toreador Resources Corporation, William I. Lee and Wilco Properties, Inc. (previously filed as Exhibit 4.9 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-2517, and incorporated herein by reference).

4.5	-	Registration Rights Agreement dated December 15, 2003, between Toreador Resources Corporation and James R. Anderson (previously filed as Exhibit 4.9 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.6	-	Registration Rights Agreement dated December 15, 2003, between Toreador Resources Corporation and Roger A. Anderson (previously filed as Exhibit 4.10 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.7	-	Registration Rights Agreement dated December 22, 2003, between Toreador Resources Corporation and Wilco Properties, Inc. (previously filed as Exhibit 4.11 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.8	-	Registration Rights Agreement, dated July 20, 2004 executed by and between Toreador Resources Corporation and each of the investors specified therein (previously filed as Exhibit 4.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2004, File No. 0-2517, and incorporated herein by reference).

10.1	-	Purchase Agreement, dated July 20, 2004, executed by and between Toreador Resources Corporation and each of the investors specified therein (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2004, File No. 0-2517, and incorporated herein by reference).

10.2	-	Form of 7.85% Convertible Subordinated Note (previously filed as Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2004, File No. 0-2517, and incorporated herein by reference).

Index
10.3*	-	Letter Agreement dated August 11, 2004, by and between Toreador Resources Corporation and David M. Brewer.

31.1*	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        * Filed herewith.

(b)     Reports on Form 8-K:

          None

Index

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION, Registrant

August 13, 2004	/s/ G. Thomas Graves III
G. Thomas Graves III
President and Chief Executive Officer

August 13, 2004	/s/ Douglas W. Weir
Douglas W. Weir
Senior Vice President and Chief Financial Officer

Index

EXHIBITS INDEX

Exhibit Number	Description
2.1	-	Agreement for Purchase and Sale by and among Toreador Resources Corporation and Tormin, Inc., as Sellers, and Black Stone Acquisitions Partners I, L.P., as Buyer, dated December 17, 2003 (previously filed as Exhibit 2.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2004, File No. 0-2517, and incorporated herein by reference).

3.1	-	Amended and Restated Certificate of Incorporation Toreador Resources Corporation (previously filed as Exhibit 3.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

3.2	-	Second Amended and Restated Bylaws of Toreador Resources Corporation, (previously filed as Exhibit 3.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

3.3	-	Certificate of Designation of Series A-1 Convertible Preferred Stock of Toreador Resources Corporation, dated October 30, 2002 (previously filed as Exhibit 3.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-2517, and incorporated herein by reference).

4.1	-	Registration Rights Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).

4.2	-	Registration Rights Agreement dated July 26, 2003, between Toreador Resources Corporation and James R. Anderson (previously filed as Exhibit 4.7 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 0-2517, and incorporated herein by reference).

4.3	-	Registration Rights Agreement dated August 13, 2003, between Toreador Resources Corporation and Karen Anderson (previously filed as Exhibit 4.8 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-2517, and incorporated herein by reference).

4.4	-	Registration Rights Agreement dated October 20, 2003, between Toreador Resources Corporation, William I. Lee and Wilco Properties, Inc. (previously filed as Exhibit 4.9 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-2517, and incorporated herein by reference).

Index
4.5	-	Registration Rights Agreement dated December 15, 2003, between Toreador Resources Corporation and James R. Anderson (previously filed as Exhibit 4.9 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.6	-	Registration Rights Agreement dated December 15, 2003, between Toreador Resources Corporation and Roger A. Anderson (previously filed as Exhibit 4.10 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.7	-	Registration Rights Agreement dated December 22, 2003, between Toreador Resources Corporation and Wilco Properties, Inc. (previously filed as Exhibit 4.11 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.8	-	Registration Rights Agreement, dated July 20, 2003 executed by and between Toreador Resources Corporation and each of the investors specified therein (previously filed as Exhibit 4.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2004, File No. 0-2517, and incorporated herein by reference).
10.1	-	Purchase Agreement, dated July 20, 2004, executed by and between Toreador Resources Corporation and each of the investors specified therein (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2004, File No. 0-2517, and incorporated herein by reference).

10.2	-	Form of 7.85% Convertible Subordinated Note (previously filed as Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2004, File No. 0-2517, and incorporated herein by reference).

Index
10.3*	-	Letter Agreement dated August 11, 2004, by and between Toreador Resources Corporation and David M. Brewer.

31.1*	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        * Filed herewith.