Form 10-Q
period 2004-09-30
TOREADOR RESOURCES CORP
filed 2004-11-15
CIK 98720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

            (Mark one)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2004
Common Stock, $0.15625 par value	9,758,719 shares

TOREADOR RESOURCES CORPORATION

i

Index

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2004	December 31, 2003
ASSETS	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$ 7,604	$ 2,819
Accounts and notes receivable	3,769	4,053
Royalty properties held avaliable-for-sale	—	13,157
Other	2,246	2,863

Total current assets	13,619	22,892

Oil and gas properties, net, using the successful efforts method of accounting	73,588	64,459

Investments in unconsolidated entities	980	529
Goodwill	3,276	3,293
Other assets	1,270	369

Total assets	$ 92,733	$ 91,542

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 7,791	$ 6,881
Unrealized loss on commodity derivatives	206	1,159
Current portion of long-term debt	—	28,816
Income taxes payable	3,926	757

Total current liabilities	11,923	37,613

Long-term accrued liabilities	782	958
Long-term asset retirement obligation	1,854	1,698
Deferred tax liability	9,840	11,791
Convertible subordinated notes	7,500	—
Convertible subordinated debenture	2,160	2,160

Total liabilities	34,059	54,220

Stockholders' equity:
Preferred stock, Series A & A-1, $1.00 par value, 4,000,000 shares
authorized; liquidation preference of $8,000,000; 320,000 issued	320	320
Common stock, $0.15625 par value, 30,000,000
shares authorized; 10,366,496 issued and 10,058,544 shares issued	1,620	1,572
Capital in excess of par value	34,862	33,562
Retained earnings	24,685	18
Accumulated other comprehensive income	(279)	4,384

	61,208	39,856

Treasury stock at cost:
721,027 shares	(2,534)	(2,534)

Total stockholders' equity	58,674	37,322

Total liabilities and stockholders' equity	$ 92,733	$ 91,542

Index

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(in thousands, except per share data)
Revenues:
Oil and gas sales	$ 5,631	$ 5,616	$ 14,613	$ 13,592
Lease bonuses and rentals	—	4	14	18

Total revenues	5,631	5,620	14,627	13,610

Costs and expenses:
Lease operating	1,603	2,254	5,036	5,323
Exploration and acquisition	432	413	984	812
Depreciation, depletion and amortization	954	880	2,568	2,413
Reduction in force	—	—	116	466
General and administrative	1,081	710	3,735	2,704

Total costs and expenses	4,070	4,257	12,439	11,718

Operating income (loss)	1,561	1,363	2,188	1,892

Other income (expense)
Equity in gains (losses) of unconsolidated investments	74	(56)	21	(6)
Gain on sale of properties and other assets	35	70	45	138
Foreign currency exchange gain (loss)	(3)	59	4,811	857
Interest and other income	87	44	265	73
Interest expense	(313)	(302)	(1,373)	(888)

Total other income (expense)	(120)	(185)	3,769	174

Income before taxes	1,441	1,178	5,957	2,066
Provision (benefit) for income taxes	(364)	483	(896)	929

Income from continuing operations	1,805	695	6,853	1,137
Income from discontinued operations, net of tax	81	376	18,354	1,306

Net income	1,886	1,071	25,207	2,443
Less: dividends on preferred shares	180	125	540	347

Income available to common shares	$ 1,706	$ 946	$ 24,667	$ 2,096

Basic income per share	$ 0.18	$ 0.10	$ 2.60	$ 0.22

Diluted income per share	$ 0.15	$ 0.09	$ 2.04	$ 0.22

Weighted average shares outstanding
Basic	9,593	9,338	9,503	9,338
Diluted	13,369	10,825	12,406	9,344

Index

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(in thousands)
Cash flows from operating activities:
Net income	$ 1,886	$ 1,072	$ 25,207	$ 2,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,322	996	2,938	2,924
Gain on sale of properties	(35)	(70)	(28,783)	(138)
Realized (gain) loss on foreign currency transactions	3	—	(4,811)	—
Unrealized (gains) losses on commodity derivatives	(97)	(888)	(360)	16
Equity in (gains) losses of unconsolidated investments	(74)	20	(21)	6

Cash flows from operating activities before changes in working capital	3,005	1,130	(5,830)	5,251

Decrease (increase) in operating assets:
Accounts and notes receivable	345	721	645	283
Income taxes receivable	—	—	—	512
Other current assets	785	(168)	320	(246)
Other assets	(1)	32	248	(45)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	2,033	608	371	(190)
Income taxes payable	(3,297)	619	3,169	1,677
Deferred tax liabilities	(2)	(193)	778	(193)
Other	—	539	—	48

Net cash provided by (used in) operating activities	2,868	3,288	(299)	7,097

Cash flows from investing activities:
Expenditures for oil and natural gas properties	(6,671)	(2,642)	(12,434)	(4,708)
Proceeds from the sale of oil and natural gas properties	7	29	41,957	442
Proceeds from the sale of marketable securities	—	46	—	46
Investment in and advances to unconsolidated entities, net	(505)	—	(834)	—

Net cash provided by (used in) investing activities	(7,169)	(2,567)	28,689	(4,220)

Cash flows from financing activities:
Payment for debt issuance costs	(1,195)	—	(1,195)	—
Borrowings under revolving credit arrangements	—	(505)	—	1,371
Repayments under revolving credit arrangements	—	(607)	(28,816)	(5,258)
Proceeds from issuance of stock, net	390	—	1,348	—
Issuance of preferred stock	—	1,000	—	1,000
Proceeds from issuance of convertible subordinated notes	7,500	—	7,500	—
Payments of preferred dividends	(180)	(125)	(540)	(347)

Net cash provided by (used in) financing activities	6,515	(237)	(21,703)	(3,234)

Net increase (decrease) in cash and cash equivalents	2,214	484	6,687	(357)
Effects of foreign currency translation on cash and cash equivalents	(1,697)	—	(1,902)	—
Cash and cash equivalents, beginning of period	7,087	135	2,819	976

Cash and cash equivalents, end of period	$ 7,604	$ 619	$ 7,604	$ 619

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

NOTE 3 – COMPREHENSIVE INCOME

The following table presents the components of comprehensive income, net of related tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income avaliable to common shares	$ 1,706	$ 946	$ 24,667	$ 2,096
Foreign currency translation adjustment	53	(360)	(4,666)	1,058
Change in fair value of avaliable-for-sale securities	(14)	(5)	(18)	13

Comprehensive income	$ 1,745	$ 581	$ 19,983	$ 3,167

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

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

        The following table describes our asset retirement liability as of the nine months ended September 30, 2004 and 2003:

	2004	2003
Asset retirement obligation January 1	$1,781	$1,690
Asset retirement accretion expense	79	78
Less: plugging cost	(4)	(5)
Less: property sold	(2)	(1)

Asset retirement obligation at September 30	$1,854	$1,762

        In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 requires that a liability for costs associated with an exit or disposal activity should be initially recognized when it is incurred. Examples of costs included under Statement 146 include one-time termination benefits, costs to consolidate or close facilities and costs to relocate employees. On June 17, 2003, Toreador committed to the termination of four employees. Two engineers, one geologist and one part-time employee were terminated in an effort to reduce general and administrative costs. On February 2, 2004, we committed to the termination of two landmen as a result of the Royalty Sale in January 2004. Total severance expense and liability for the nine months ended September 30, 2004, were approximately $116,000 and zero, respectively. The following table provides a reconciliation of the liability:

Exit Cost or Disposal Activity	Amount
Employee severance liability June 17, 2003	$310
Cost incurred	116
Adjustments	—
Less: Payroll payments	(426)

Severance liability September 30, 2004	$ —

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

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003
Income, applicable to common shares, as reported	$ 1,706	$ 946	$ 24,667	$ 2,096
Basic earnings per share reported	0.18	0.10	2.60	0.22
Diluted earnings per share reported	0.15	0.09	2.04	0.22
Stock-based compensation costs under the intristic
value method included in net income
reported, net of related tax	—	—	—	—
Pro-forma stock-based compensation costs under the
fair value method, net of related tax	35	85	795	224
Pro-forma income applicable to common shares,
as under the fair-value method	1,671	861	23,872	1,872
Pro-forma basic earnings per share under the fair
value method	0.17	0.09	2.51	0.20
Pro-forma diluted earnings per share under the fair
value method	0.15	0.08	1.98	0.20

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

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,
	2004				2003
	United States	France	Turkey	Total	United States	France	Turkey	Total
	(in thousands)
Revenues:
Oil and gas sales	$812	$4,147	$672	$5,631	$2,111	$2,570	$935	$5,616

Lease bonus and rentals	—	—	—	—	4	—	—	4

Total revenues	812	4,147	672	5,631	2,115	2,570	935	5,620

Cost and expenses:
Lease operating	431	950	222	1,603	426	1,216	612	2,254
Exploration and acquisition	436	(6)	2	432	358	44	11	413
Depreciation, depletion and
amortization	355	461	138	954	301	326	253	880
General and administrative	623	267	191	1,081	388	187	135	710

Total costs and expenses	1,845	1,672	553	4,070	1,473	1,773	1,011	4,257

Operating income (loss)	(1,033)	2,475	119	1,561	642	797	(76)	1,363

Other income (expense)
Equity in gains (losses) of
unconsolidated investments	74	—	—	74	(56)	—	—	(56)
Gain (loss) on sale of properties	35	—	—	35	70	—	—	70
Foreign currency exchange gain (loss)	—	(3)	—	(3)	(33)	92	—	59
Interest & other income (expense)(1)	7	42	38	87	86	(17)	(25)	44
Interest expense(1)	(312)	1	(2)	(313)	(177)	(138)	13	(302)

Total other income (expense)	(196)	40	36	(120)	(110)	(63)	(12)	(185)

Income (loss) before taxes	(1,229)	2,515	155	1,441	532	734	(88)	1,178

Provision (benefit) for income taxes	(364)	—	—	(364)	244	272	(33)	483

Income (loss) from continuing operations	(865)	2,515	155	1,805	288	462	(55)	695

Income from discontinued operations,
net of tax(2)	81	—	—	81	376	—	—	376

Net income (loss)	$(784)	$2,515	$155	$1,886	$664	$462	$(55)	$1,071

Dividends on preferred shares	180	—	—	180	125		—	125

Total assets(1)	$98,759	$35,762	$12,722	$92,733	$89,892	$29,661	$11,401	$89,937

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

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30,
	2004				2003
	United States	France	Turkey	Total	United States	France	Turkey	Total
	(in thousands)
Revenues:
Oil and gas sales	$3,210	$9,746	$1,657	$14,613	$4,487	$6,939	$2,166	$13,592

Lease bonus and rentals	14	—	—	14	18	—	—	18

Total revenues	3,224	9,746	1,657	14,627	4,505	6,939	2,166	13,610

Cost and expenses:
Lease operating	1,218	3,243	575	5,036	1,124	3,185	1,014	5,323
Exploration and acquisition	924	(6)	66	984	696	44	72	812
Depreciation, depletion and
amortization	1,032	1,110	426	2,568	842	957	614	2,413
Reduction in force	116	—	—	116	466	—	—	466
General and administrative	2,536	668	531	3,735	1,301	904	499	2,704

Total costs and expenses	5,826	5,015	1,598	12,439	4,429	5,090	2,199	11,718

Operating income (loss)	(2,602)	4,731	59	2,188	76	1,849	(33)	1,892

Other income (expense)
Equity in gains (losses) of
unconsolidated investments	21	—	—	21	(6)	—	—	(6)
Gain on sale of properties	45	—	—	45	138	—	—	138
Foreign currency exchange gain (loss)	—	4,811	—	4,811	(33)	890	—	857
Interest and other income (expense)(1)	41	182	42	265	140	16	(83)	73
Interest expense(1)	(310)	(987)	(76)	(1,373)	(509)	(379)	—	(888)

Total other income (expense)	(203)	4,006	(34)	3,769	(270)	527	(83)	174

Income (loss) before taxes	(2,805)	8,737	25	5,957	(194)	2,376	(116)	2,066

Provision (benefit) for income taxes	(896)	—	—	(896)	93	879	(43)	929

Income (loss) from continuing operations	(1,909)	8,737	25	6,853	(287)	1,497	(73)	1,137

Income from discontinued operations,
net of tax(2)	18,354	—	—	18,354	1,306	—	—	1,306

Net income (loss)	$16,445	$8,737	$25	$25,207	$1,019	$1,497	$(73)	$2,443

Dividends on preferred shares	540	—	—	540	347	—	—	347

Total assets(1)	$98,759	$35,762	$12,722	$92,733	$89,892	$29,661	$11,401	$89,937

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

        The following table lists our open natural gas derivative contracts as of September 30, 2004. All contracts are based on NYMEX pricing. We estimated the fair value of the option agreement at September 30, 2004, from quotes by the counterparty representing the amounts we would expect to receive or pay to terminate the agreements on that date. We estimated the fair value of the swap agreement based on the difference between the strike prices and the forward NYMEX prices for each determination period multiplied by the notional volume for each period.

Contract Type	Effective Date	Termination Date	Notional Volume per Month (MMBtu)(1)	Aggregate Volume (MMBtu)	Strike Price per MMBtu	Fair Value- Gain/(Loss) September 30, 2004

Put Option	November 2004	December 2004	50,000	100,000	$ 3.250	$ —

Call Option	November 2004	December 2004	50,000	100,000	$ 5.275	$ (205,500)

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

NOTE 8 – LITIGATION

        Karak Petroleum. Madison Oil Company (“Madison”), a wholly owned subsidiary of Toreador and its wholly owned subsidiary Trans-Dominion Holdings Ltd. were named as defendants in a complaint filed in Alberta, Canada, in 1999. The complaint arose from a dispute between Karak Petroleum (“Karak”), a subsidiary of Trans-Dominion Holdings, and the operator of an exploratory well in Pakistan in 1994 in which Karak was a joint interest partner. The plaintiffs alleged that they were owed approximately $500,000. On August 7, 2002, we reached an agreement with the plaintiffs in this matter. Under the terms of the agreement, we agreed to pay the plaintiffs $400,000 for full release of liability. Written documentation reflecting the foregoing was finalized on August 29, 2002. The agreement required that we remit the $400,000 in two installments. The first installment of $50,000 was paid on August 29, 2002, and the remaining $350,000 was to be paid by February 3, 2003. This liability was recorded in 2002. In February 2003, the plaintiffs agreed to accept the $350,000 in monthly installments payable at the beginning of each month beginning February 2003. Payments totaling $105,000 were made during 2003. The remaining balance was paid in January 2004.

        Turkish Registered Capital. Under the existing Petroleum Law of Turkey, capital that is invested by foreign companies in projects such as oil and natural gas exploration can be registered with the General Directorate of Petroleum Affairs, thereby qualifying for protection against adverse changes in the exchange rate between the time of the initial investment and the time such capital is repatriated out of Turkey. Since 1997 the Turkish government has suspended such protection for repatriated capital. As holder of more than $50 million of registered capital, we have filed suit in Turkey to attempt to restore the exchange rate protections afforded under the law. No amounts have been accrued related to this contingency. Holders of Madison common stock, on the anniversary date of the merger, have the right to receive, in cash or our common stock, 30% of certain potential payments that may be received from the Turkish government for the protection of repatriated capital. In March 2002 a lower level court ruled in favor of Madison. The ruling was subject to automatic appeal that was heard in December 2002. The appellate court reversed the lower court’s ruling. We have appealed the ruling of the appellate court and are waiting on a final determination. The current appeal is the last appeal that can be made by either side in this case. We cannot predict the outcome of this matter.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 – EARNINGS PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(in thousands, except per share data)
Basic earnings per share:
Numerator:
Income from continuing operations, net of tax	$ 1,805	$ 695	$ 6,853	$ 1,137
Income from discontinued operations, net of tax	81	376	18,354	1,306

Net income	1,886	1,071	25,207	2,443
Less: dividends on preferred shares	180	125	540	347

Income applicable to common shares	$ 1,706	$ 946	$ 24,667	$ 2,096

Denominator:
Common shares outstanding	9,593	9,338	9,503	9,338

Basic earnings per share from:
Continuing operations	$ 0.17	$ 0.06	$ 0.67	$ 0.08
Discontinued operations	0.01	0.04	1.93	0.14

Income per share applicable to common shares	$ 0.18	$ 0.10	$ 2.60	$ 0.22

Diluted earnings per share:
Numerator:
Income from continuing operations, net of tax	$ 1,805	$ 695	$ 6,853	$ 1,137
Income from discontinued operations, net of tax	81	376	18,354	1,306

Net income	1,886	1,071	25,207	2,443
Plus: interest on notes and debenture, net of tax	96	N/A(1)	151	N/A(1)
Less: dividends on preferred shares	N/A(2)	125	N/A(2)	347

Income applicable to common shares	$ 1,982	$ 946	$ 25,358	$ 2,096

Denominator:
Common shares outstanding	9,593	9,338	9,503	9,338
Common stock options and warrants	750	6	346	6
Conversion of preferred shares	2,000	1,481	2,000	N/A(3)
Conversion of notes payable	706	N/A(3)	237	N/A(3)
Conversion of debenture	320	N/A(3)	320	N/A(3)

Diluted shares outstanding	13,369	10,825	12,406	9,344

Basic earnings per share from:
Continuing operations	$ 0.14	$ 0.06	$ 0.56	$ 0.08
Discontinued operations	0.01	0.03	1.48	0.14

Income per share applicable to common shares	$ 0.15	$ 0.09	$ 2.04	$ 0.22

           (1)    Because we assume that the debenture was antidilutive, interest, net of tax, was paid and should not be added back to earnings.
           (2)    Because we assumed that the preferred shares were converted into common shares, there would have been no dividends paid.
           (3)    The conversion of the preferred shares and debenture would have been antidilutive. Therefore, no conversion is assumed for this calculation.

Index

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 10 – INCOME TAXES

        We use the liability method to account for income taxes. Under this method a tax provision is made for both current and deferred taxes for the period. The components of the provision are then recorded as a net asset or liability for the current and deferred amounts.

        For the nine months ended September 30, 2004, a benefit for income taxes of $896,000 was recognized for continuing operations. A tax provision of $10.2 million was recorded as part of income from discontinued operations, net of tax. The net tax provision was $9.3 million with a corresponding increase in the current and deferred tax liabilities.

NOTE 11 – RELATED PARTY TRANSACTIONS

        On June 14, 2004, we issued stock options to purchase 29,500 shares of our common stock to David M. Brewer. Mr. Brewer currently serves as a director for Toreador. The options were granted in payment to Mr. Brewer for consulting services related to our international activities. The options were granted pursuant to the Toreador Resources Corporation 2002 Stock Option Plan. The exercise price was $5.50 per share. The options expire no later than 10 years from the date of issuance. We recorded a charge to general and administrative costs of $58,000 representing the cost of options calculated by the Black-Scholes model in the second quarter of 2004.

Index

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

EXECUTIVE OVERVIEW

        The Company’s financial and operating performance since the beginning of the third quarter of 2004 included the following highlights:

•	Cash flow from operating activities before changes in working capital increased to $3.0 million.

•	The development program in our French Neocomian fields that includes three sidetrack wells and three deviated wells began in October 2004.

•	The Ayazli #1 well in the Black Sea of Turkey resulted in a natural gas discovery in August 2004, with tested flow rates of approximately 15 million cubic feet per day. The well is currently shut-in, awaiting further field development.

•	Lease operating expenses were further reduced to $1.6 million in the third quarter 2004, a 30% decline from lease operating expenses of $2.3 million in the third quarter of 2003.

•	Net income was $1.9 million in the third quarter 2004, a 73% increase from net income of $1.1 million in the third quarter of 2003.

        The Company recorded income applicable to common shares of $1.7 million ($0.15 per diluted share) for the three months ended September 30, 2004, compared with $946,000 ($0.09 per diluted share) for the year-ago period.

LIQUIDITY AND CAPITAL RESOURCES

        This section should be read in conjunction with Note 7 in the Notes to Consolidated Financial Statements included in this filing.

        For the first nine months of 2004, net cash used in operations was $299,000, compared with $7.1 million provided by operations for the year-ago period. During the nine months ended September 30, 2004, we received $42.0 million in proceeds from sales of property and equipment, net of expenses. We expect that cash flow provided by operating income, plus depreciation, for the remaining three months of 2004 will be approximately $3.0 million.

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

        In July 2004, we sold to certain institutional investors pursuant to a private offering $7.5 million aggregate principal amount of Convertible Subordinated Notes (the “Notes”) due June 30, 2009. The Notes bear interest at the rate of 7.85% per annum and are convertible into shares of common stock at a conversion price of $8.20 per share. The Company may cause the Notes to be converted on or after January 22, 2005, if the closing price of Toreador’s common stock is greater than $14.35 for the 30 consecutive trading days prior to the date of the Company’s conversion notice. Toreador may also elect to prepay the Notes at any time for the outstanding principal amount plus a 2% premium and accrued and unpaid interest and the issuance of warrants exercisable into the same number of shares of common stock as the Notes were convertible into before the prepayment and retirement of the Notes at an exercise price equal to the conversion price immediately prior to the prepayment and retirement of the Notes. We intend to use the net proceeds of the offering to accelerate our oil development program in France’s Paris Basin and for general corporate purposes.

        Toreador had 160,000 shares of nonvoting Series A Convertible Preferred Stock outstanding at September 30, 2004. At the option of the holder, the Series A Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 1,000,000 Toreador common shares). The Series A Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after December 1, 2004, we may elect to redeem for cash any or all shares of Series A Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until November 30, 2005, 104% until November 30, 2006, 103% until November 30, 2007, 102% until November 30, 2008, 101% until November 30, 2009, and 100% thereafter.

        Toreador had 160,000 shares of nonvoting Series A-1 Convertible Preferred Stock outstanding at September 30, 2004. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 1,000,000 Toreador common shares). The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A-1 Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter.

        Prior to the acquisition of Madison, Madison was party to a convertible debenture (“Debenture”) in the amount of $2.16 million payable to PHD Partners LP and due on March 31, 2006. The general partner of PHD Partners LP is a corporation wholly owned by David M. Brewer, a director and significant stockholder of Toreador. The original Debenture bore interest at 10% per annum. As of March 31, 2004, the Debenture was amended and restated to bear interest at 6% per annum, eliminate Madison's right under certain circumstances to force a conversion of the principal into shares of Toreador's common stock and eliminate Madison's ability to repay principal prior to maturity. At the holders’ option, the Debenture can be converted into Toreador common stock at a ratio of $6.75 per share. We have 319,962 common shares reserved for issuance related to the conversion of the Debenture.

Index

        We anticipate that our 2004 capital expenditures budget, excluding any acquisitions we may make, will be approximately $14.0 to $16.0 million. Capital expenditures through September 30, 2004 were $12.4 million. We intend to fund any remaining amounts to be funded under our capital expenditures budget from operating cash flow, cash currently on hand along with the possible use of debt and other types of financings. We anticipate spending most of our remaining 2004 capital budget on prospects in our foreign inventory. We intend to limit our activity in France to workovers and development drilling on our existing properties and exploration work on the Courtenay permit. In Turkey, we anticipate continuing exploration work on several projects, including an exploratory well on the Calgan prospect, which we will begin to drill in November.

        We expect to receive future cash flow through production from existing producing properties and new producing properties that may be discovered through exploration, as well as development properties from existing fields. In addition to the properties described above, we also may acquire other producing oil and gas assets, which could require the use of debt or other forms of financing.

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

        Dividends on our Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock are paid quarterly. Cash dividends totaling $540,000 and $346,626 were paid for the nine-month periods ended September 30, 2004 and 2003, respectively. Future dividends will be paid in cash at the rate of $180,000 per full calendar quarter. Interest on the Notes issued July 22, 2004 is paid quarterly. Interest paid on the Notes as of September 30, 2004 was $116,115. Future interest will be paid at the rate of $147,188 per full calendar quarter.

        We believe that sufficient funds will be available from operating cash flow, cash on hand and future potential financing sources to meet anticipated capital budget requirements and fund potential acquisitions in 2004. The following table sets forth our contractual obligations at September 30, 2004 for the periods shown:

Due Within
	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Debt	$ 9,660	$ —	$ 2,160	$ 7,500	$ —
Leases	852	72	611	169	—

Total	$ 10,512	$ 72	$ 2,771	$ 7,669	$ —

CRITICAL ACCOUNTING POLICIES

        We did not have any changes in our critical accounting policies or in our significant accounting estimates during the nine months ended September 30, 2004. Please see our Annual Report on Form 10-K for the year ended December 31, 2003, for a detailed discussion of our critical accounting policies.

Index

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The following tables present production and average unit prices and costs for the geographic segments indicated:

	Three Months Ended September 30,			Three Months Ended September 30,
	2004	2003		2004	2003
Production			Average Price
Oil (MBbls):			Oil ($/Bbl):
United States	16	46	United States	$ 42.42	$ 27.60
France	108	96	France	38.32	27.33
Turkey	20	25	Turkey	34.37	25.83

Total	144	167	Total	$ 38.24	$ 27.17

Gas (MMcf):			Gas ($/Mcf):
United States	154	352	United States	$ 5.24	$ 4.68
France	—	—	France	—	—
Turkey	—	—	Turkey	—	—

Total	154	352	Total	$ 5.24	$ 4.68

MBOE:			$/BOE:
United States	41	105	United States	$ 35.65	$ 27.86
France	108	96	France	38.32	27.33
Turkey	20	25	Turkey	34.37	25.83

Total	169	226	Total	$ 37.21	$ 27.41

REVENUES

        Oil and gas sales. Oil and natural gas sales, net of hedging gains and losses, remained constant at $5.6 million from third quarter 2003 to third quarter 2004. French production increased because the Charmottes 109 well was producing for the full quarter, while U.S. production decreased due to the Royalty Sale and Turkish production decreased due to natural decline. For the third quarter 2004, sales were $6.4 million versus $4.6 million for the third quarter 2003. The average realized oil price for the third quarter of 2004 was $38.24 per barrel versus $27.17 per barrel for the year-ago period. The average realized gas price in the third quarter of 2004 was $5.24 per thousand cubic feet (Mcf) versus $4.68 per Mcf in the third quarter of 2003.

        Lease bonuses and rentals. We had no lease bonuses and rentals for the third quarter of 2004 due to the Royalty Sale in January 2004, compared with $4,000 recorded in the third quarter of 2003.

EXPENSES

        Lease operating. Lease operating expenses decreased $651,000, or 30%. The reduction is attributable to more cost-efficient operations in France. In addition, an adjustment was made in the third quarter of 2003 to reclassify Turkish production taxes as lease operating expense rather than as a deduction from oil and gas sales.

        Exploration and acquisition. Exploration and acquisition expenses for the third quarter of 2004 were $432,000, 5% higher than exploration and acquisition expenses of $413,000 in the third quarter of 2003 due to dry hole and exploratory costs in the United States.

Index

        Depreciation, depletion and amortization. Third-quarter 2004 depreciation, depletion and amortization expenses increased $74,000, or 8%, compared with the same period last year due to additions to oil and gas properties.

        General and administrative. General and administrative expenses increased $373,000, or 53%, for the third quarter of 2004, compared with the third quarter of 2003. The quarter-to-quarter increase is the result of 2003 general and administrative costs of $458,000 being allocated to income from discontinued operations. The total costs, including amounts classified as discontinued operations, were $1.1 million for the third quarter of 2004, compared with $1.2 million for the third quarter of 2003. Overall general and administrative costs were slightly lower on a quarterly comparative basis.

OTHER INCOME AND EXPENSE

        Other income and expense resulted in a net charge to expense of $120,000 for the third quarter of 2004 versus a net charge to expense of $185,000 for the third quarter of 2003. Other income increased $65,000, or 35%, in the third quarter of 2004, primarily due to increased equity in gains of unconsolidated investments compared with the third quarter of 2003.

Index

DISCONTINUED OPERATIONS

        The following table compares discontinued operations for the third quarters ended September 30, 2004 and 2003:

	Three Months Ended September 30,
	2004	2003
	(in thousands)
Revenues:
Oil and gas sales	$ 18	$ 1,307
Lease bonuses and rentals	—	95

Total revenues	18	1,402

Costs and expenses:
Lease operating	(23)	165
Depreciation, depletion and amortization	—	116
General and administrative	—	458
Interest	—	141

Total cost and expenses	(23)	880

Loss on sale of properties	—	—

Income before taxes	41	522
Income tax provision (benefit)	(40)	146

Income from discontinued operations	$ 81	$ 376

        Income from discontinued operations for the third quarter 2004 was $81,000 versus $376,000 for the third quarter of 2003. The decrease was due to the Royalty Sale in January 2004 (see Note 2 in Notes to Consolidated Financial Statements).

NET INCOME AVAILABLE TO COMMON SHARES

        For the third quarter of 2004, we reported income before taxes of $1.4 million, compared with income before taxes of $1.2 million for the same period in 2003. Third-quarter 2004 income applicable to common shares was $1.7 million versus income applicable to common shares of $946,000 for the third quarter of 2003.

OTHER COMPREHENSIVE INCOME

        This item should be read in conjunction with Note 3 in the Notes to Consolidated Financial Statements included in this filing.

        The most significant element of comprehensive income, other than net income, is foreign currency translation. The functional currency of our operations in France is the Eurodollar, and in Turkey, the functional currency is the Turkish lira. The exchange rates used to translate the financial position of those operations at September 30, 2004, were approximately US$1.24 per Eurodollar and US$0.67 per million Turkish lira. The exchange rates at September 30, 2003, were US$1.15 per Eurodollar and US$0.73 per million Turkish lira.

Index

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The following tables present production and average unit prices and costs for the geographic segments indicated:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2004	2003		2004	2003
Production			Average Price
Oil (MBbls):			Oil ($/Bbl):
United States	53	142	United States	$ 35.99	$ 27.95
France	291	284	France	33.55	25.66
Turkey	55	83	Turkey	30.03	26.01

Total	399	509	Total	$ 33.44	$ 26.35

Gas (MMcf):			Gas ($/Mcf):
United States	421	1,202	United States	$ 5.58	$ 5.01
France	—	—	France	—	—
Turkey	—	—	Turkey	—	—

Total	421	1,202	Total	$ 5.58	$ 5.01

MBOE:			$/BOE:
United States	124	342	United States	$ 34.56	$ 29.18
France	291	284	France	33.55	25.66
Turkey	55	83	Turkey	30.03	26.01

Total	470	709	Total	$ 33.40	$ 27.40

REVENUES

        Oil and gas sales. Oil and natural gas sales, net of hedging gains and losses, increased $1.7 million for the nine months ended September 30, 2004, from the first nine months of 2003. French production increased due to the addition of the Charmottes 109 well, and U.S. production decreased due to the Royalty Sale in January 2004. For the nine months ended September 30, 2004, sales, net of hedging gains and losses, were $14.6 million versus $13.6 million for the nine months ended September 30, 2003. The average realized oil price for the nine months ended September 30, 2004, was $33.44 per barrel versus $26.35 per barrel for the year-ago period. The average realized gas price for the nine months ended September 30, 2004, was $5.58 per thousand cubic feet (Mcf) versus $5.01 per Mcf for the nine months ended September 30, 2003.

        Lease bonuses and rentals. Lease bonuses and rentals were $14,000 for the nine months ended September 30, 2004 and $18,000 for the nine months ended September 30, 2003. The decrease was due to the Royalty Sale in January 2004.

EXPENSES

        Lease operating. Lease operating expenses were $1.6 million, a 30% reduction from the year-ago period. Lower workover expenses in the United States were offset by continuing workover expenses in France, as well as the increase in the value of the Eurodollar against the U.S. dollar since September 30, 2003.

        Exploration and acquisition. Exploration and acquisition expenses for the nine months ended September 30, 2004 were $984,000, 21% higher than exploration and acquisition expenses of $812,000 for the nine months ended September 30, 2003, due to the expensing of two dry holes in the United States.

Index

        Depreciation, depletion and amortization. Depreciation, depletion and amortization expenses for the nine months ended September 30, 2004 rose $155,000, or 6%, due to additions to oil and gas properties.

        General and administrative. General and administrative expenses increased $1.0 million, or 38%, for the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003. The year-to-year increase was the result of the reclassification of $1.6 million of 2003 general and administrative costs as a charge against income from discontinued operations. Total costs, including amounts classified as discontinued operations, were $3.8 million for the nine months ended September 30, 2004, compared with $4.2 million for the nine months ended September 30, 2003. Overall general and administrative costs were 10% lower on a period-to-period comparative basis, primarily as a result of the reduction in force.

OTHER INCOME AND EXPENSE

        Other income and expense resulted in a net credit to income of $3.8 million for the nine months ended September 30, 2004, versus a net credit to income of $174,000 for the nine months ended September 30, 2003. Other income increased $3.6 million primarily due to a realized foreign currency exchange gain. The gain related to the increase in value of the Eurodollar against the U.S. dollar in connection with the discharge of the Barclays Facility during the nine months ended September 30, 2004.

Index

DISCONTINUED OPERATIONS

        The following table compares discontinued operations for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Revenues:
Oil and gas sales	$ 104	$ 4,585
Lease bonuses and rentals	—	285

Total revenues	104	4,870

Costs and expenses:
Lease operating	(14)	522
Depreciation, depletion and amortization	—	511
General and administrative	18	1,562
Interest	305	463

Total cost and expenses	309	3,058

Gain on sale of properties	28,736	—

Income before taxes	28,531	1,812
Income tax provision	10,177	506

Income from discontinued operations	$ 18,354	$ 1,306

        Income from discontinued operations for the nine months ended September 30, 2004 was $18.4 million versus $1.3 million for the same period in 2003. The increase was due to the Royalty Sale in January 2004 (see Note 2 in Notes to Consolidated Financial Statements).

NET INCOME AVAILABLE TO COMMON SHARES

        For the nine months ended September 30, 2004, we reported income before taxes of $6.0 million, compared with income before taxes of $2.1 million for the same period in 2003. Income applicable to common shares for the nine months ended September 30, 2004 was $24.7 million versus $2.1 million for the same period of 2003.

OTHER COMPREHENSIVE INCOME

        This item should be read in conjunction with Note 3 in the Notes to Consolidated Financial Statements included in this filing.

        The most significant element of comprehensive income, other than net income, is foreign currency translation. As of December 31, 2003, we had accumulated an unrealized gain of $4.9 million because the Barclays Facility was denominated in U.S. dollars, whereas the functional currency of our operations in France is the Eurodollar. In the first quarter of 2004, we converted this gain from unrealized to realized due to the repayment of the facility. In Turkey, the functional currency is the Turkish lira. The exchange rates used to translate the financial position of those operations at September 30, 2004, were approximately US$1.24 per Eurodollar and US$0.67 per million Turkish lira. The exchange rates at September 30, 2003, were US$1.15 per Eurodollar and US$0.73 per million Turkish lira.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        In July 2004, we sold to certain institutional investors pursuant to a private offering $7.5 million aggregate principal amount of Convertible Subordinated Notes (the “Notes”) due June 30, 2009. The Notes bear interest at the rate of 7.85% per annum and are convertible into shares of common stock at a conversion price of $8.20 per share. The Company may force conversion of the Notes on or after January 22, 2005, if the closing price of Toreador’s common stock is greater than $14.35 for the 30 consecutive trading days prior to the date of the Company’s conversion notice. Toreador may also elect to prepay the Notes at any time for the outstanding principal amount plus a 2% premium and accrued and unpaid interest and the issuance of warrants exercisable into the same number of shares of common stock as the Notes were convertible into before the prepayment and retirement of the Notes at an exercise price equal to the conversion price immediately prior to the prepayment and retirement of the Notes. The sale was made to accredited investors pursuant to Rule 506 promulgated pursuant to the Securities Act of 1933, as amended. We intend to use the net proceeds of the offering to accelerate our oil development program in France’s Paris Basin and for general corporate purposes. We are prohibited from paying cash dividends on the common stock without the approval of the holders of a majority of the then outstanding Notes.

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

ITEM 3 – DEFAULT UPON SENIOR SECURITIES – None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5 – OTHER INFORMATION – None

ITEM 6 – EXHIBITS

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

Index
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

TOREADOR RESOURCES CORPORATION, Registrant

November 15, 2004	/s/ G. Thomas Graves III
G. Thomas Graves III
President and Chief Executive Officer

November 15, 2004	/s/ Douglas W. Weir
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