Form 10-Q
period 2005-03-31
TOREADOR RESOURCES CORP
filed 2005-05-16
CIK 98720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

______	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Yes	X	No	__

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes	__	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2005

Common Stock, $0.15625 par value                                                    14,226,947 shares

TOREADOR RESOURCES CORPORATION

i

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2005	2004
ASSETS	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$ 31,784	$ 4,977
Accounts and notes receivable	5,336	3,230
Income taxes receivable	1,521	—
Other	2,266	1,187
Total current assets	40,907	9,394

Oil and gas properties, net, using the successful efforts method of accounting	82,328	79,667

Investments in unconsolidated entities	1,879	1,467
Goodwill	2,487	2,487
Other assets	638	1,659
Total assets	$ 128,239	$ 94,674

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 7,478	$ 6,634
Current portion of long-term debt	—	37
Income taxes payable	—	1,633
Total current liabilities	7,478	8,304

Long-term debt	2,000	—
Long-term accrued liabilities	308	1,136
Long-term asset retirement obligation	2,271	2,331
Deferred tax liability	11,183	10,660
Convertible subordinated notes	—	7,500
Convertible debenture	1,485	1,485
Total liabilities	24,725	31,416

Stockholders' equity:
Preferred stock, Series A-1, $1.00 par value, 4,000,000 shares
authorized; liquidation preference of $1,800,000; 72,000 and 154,000 shares issued	72	154
Common stock, $0.15625 par value, 30,000,000
shares authorized; 14,771,224 and 11,724,146 shares issued	2,308	1,832
Capital in excess of par value	78,271	37,523
Retained earnings	25,323	24,323
Accumulated other comprehensive income	74	1,960
	106,048	65,792
Treasury stock at cost:
721,027 shares	(2,534)	(2,534)
Total stockholders' equity	103,514	63,258
Total liabilities and stockholders’ equity	$ 128,239	$ 94,674

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31
	2005	2004
	(in thousands, except share data)
Revenues:
Oil and gas sales	$ 6,414	$ 4,258
Loss on commodity derivatives	—	(410)
Lease bonuses and rentals	—	14
Total revenues	6,414	3,862

Costs and expenses:
Lease operating	2,120	1,924
Exploration and acquisition	374	228
Depreciation, depletion and amortization	917	816
Reduction in force	—	118
General and administrative	1,804	1,403
Total costs and expenses	5,215	4,489

Operating income (loss)	1,199	(627)

Other income (expense)
Equity in (earnings) losses of unconsolidated investments	89	(68)
Loss on sale of properties and other assets	—	(27)
Foreign currency exchange gain	13	4,899
Other income	245	163
Interest income (expense)	69	(996)
Total other income	416	3,971

Income from continuing operations before income taxes	1,615	3,344
Provision (benefit) for income taxes	62	(400)
Income from continuing operations, net of income taxes	1,553	3,744
Income from discontinued operations, net of income taxes	10	18,242
Net income	1,563	21,986
Less: dividends on preferred shares	563	180
Net income applicable to common shares	$ 1,000	$ 21,806

Basic income per share
Continuing operations	$ 0.08	$ 0.38
Discontinued operations	—	1.93
	$ 0.08	$ 2.31

Diluted income per share
Continuing operations	$ 0.08	$ 0.32
Discontinued operations	—	1.52
	$ 0.08	$ 1.84
Weighted average shares outstanding
Basic	12,801	9,435
Diluted	14,142	11,966

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$ 1,563	$ 21,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	917	835
Gain on sale of properties	—	(28,745)
Dry holes and abandonments	(5)	—
Unrealized losses on commodity derivatives	—	96
Equity in (earnings) losses of unconsolidated investments	(89)	68
Realized gains on foreign currency transactions	(13)	(4,778)
Decrease (increase) in operating assets:
Accounts and notes receivable	(2,210)	787
Other current assets	(1,124)	643
Other assets	(68)	309
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	265	(2,487)
Income taxes payable	(3,154)	9,500
Deferred taxes	1,719	12
Net cash used in operating activities	(2,199)	(1,774)

Cash flows from investing activities:
Expenditures for properties and equipment	(6,210)	(1,906)
Proceeds from the sale of properties and equipment	—	41,954
Investment in unconsolidated subsidiaries	(323)	(289)
Net cash provided by (used in) investing activities	(6,533)	39,759

Cash flows from financing activities:
Borrowings of long-term debt	2,000	—
Payments of long-term debt	(37)	(28,436)
Proceeds from issuance of stock, net	33,221	361
Payment of preferred dividends	(65)	(180)
Net cash provided by (used in) financing activities	35,119	(28,255)
Net increase in cash and cash equivalents	26,387	9,730
Effects of foreign currency translation on cash and cash equivalents	420	(125)
Cash and cash equivalents, beginning of period	4,977	2,819
Cash and cash equivalents, end of period	$ 31,784	$ 12,424

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

You should read these consolidated unaudited financial statements along with the consolidated financial statements and notes in the 2004 Annual Report on Form 10-K of Toreador Resources Corporation (the “Company, Toreador, we, us, our”) filed with the Securities and Exchange Commission. In our opinion, the information furnished herein reflects all normal nonrecurring adjustments necessary for a fair presentation of the results of these interim periods.

Unless otherwise noted, amounts reported in tables are in thousands, except per share and product per unit data.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. The equity method of accounting is used for companies and other investments in which we have significant influence. All intercompany profits, transactions and balances have been eliminated.

NOTE 3 – DISCONTINUED OPERATIONS

In January 2004, we sold our U.S. mineral and royalty assets to Black Stone Acquisitions Partners I, L.P. (the “Royalty Sale”), retaining all of our working-interest properties. From the approximate $45.0 million cash consideration that we received, we discharged our outstanding credit facilities in full.

NOTE 4 – COMPREHENSIVE INCOME

The following table presents the components of comprehensive income (loss), net of related tax:

	Three Months Ended March 31,
	2005	2004
Net income	$ 1,000	$ 21,806
Foreign currency translation adjustment	(1,886)	(4,806)
Change in fair value of available-for-sale securities	—	(3)
Comprehensive income (loss)	$ (886)	$ 16,997

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

We apply Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred if a reasonable estimate of fair value can be made. No wells were abandoned in the quarter ended March 31, 2005 or the quarter ended March 31, 2004. Changes in asset retirement obligations during the three months ended March 31, 2005 and 2004 were as follows:

	2005	2004
Asset retirement obligation January 1	$ 2,331	$ 1,698
Asset retirement accretion expense	35	26
Less: plugging cost	—	—
Less: property sold	—	—
Foreign exchange gain/loss	(95)	—
Asset retirement obligation at March 31	$ 2,271	$ 1,724

NOTE 6 – STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”), encourages, but does not require, the adoption of a fair value-based method of accounting for employee stock-based transactions. We have elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”), and related interpretations, in accounting for our employee stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of our stock at the date of the grant above the amount an employee must pay to acquire the stock.

Had compensation costs for employees under our two stock-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the method proscribed by Statement 123, our net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts listed below:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except share data)
Net income, applicable to common shares, as reported	$ 1,000	$ 21,806
Basic earnings per share reported	0.08	2.31
Diluted earnings per share reported	0.08	1.84
Stock-based compensation costs under the intrinsic value method included in net income reported, net of related tax	—	—
Pro-forma stock-based compensation costs under the fair value method, net of related tax	26	68
Pro-forma income applicable to common shares, as under the fair-value method	974	21,738
Pro-forma basic earnings per share under the fair value method	0.08	2.30
Pro-forma diluted earnings per share under the fair value method	0.07	1.83

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 – STOCK BASED COMPENSATION (Continued)

In December 2004, the FASB revised Financial Accounting Standard No. 123, Accounting for Stock Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement establishes standards for the accounting of transactions in which an entity exchanges its entity instruments for goods or services. This statement focuses primarily on the accounting for transactions in which an entity obtains employee services in exchange for its equity instruments. The statement is effective for interim quarters beginning after January 1, 2006. We do not expect that the adoption of this statement will have a significant impact on our future results of operations or financial position.

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

In April 2005, the FASB issued Staff Interpretation No. 19-1 (“FSP 19-1”) Accounting for Suspended Well Costs, which provides guidance on the accounting for exploratory well costs and proposes an amendment to FASB Statement No. 19 (“FASB 19”), Financial Accounting and Reporting by Oil and Gas Producing Companies. The guidance in FSP 19-1 applies to enterprises that use the successful efforts method of accounting as described in FASB 19. The guidance in FSP 19-1 will not impact our consolidated financial position, results of operations, or cash flows.

NOTE 8 – GEOGRAPHIC OPERATING SEGMENT INFORMATION

We have operations in only one industry segment, the oil and gas exploration and production industry. We are structured along geographic operating segments or regions. As a result, we have reportable operations in the United States, France, Turkey and Romania. Geographic operating segment income tax expenses have been determined based on statutory rates existing in the various tax jurisdictions where we have oil and natural gas producing activities.

The following tables provide the geographic operating segment data required by Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended March 31, 2005
	United
	States	France	Turkey	Romania	Total

Revenues:
Oil and gas sales	$ 1,521	$ 4,291	$ 602	—	$ 6,414

Costs and expenses:
Lease operating	450	1,500	170	—	2,120
Exploration and acquisition	301	—	73	—	374
Depreciation, depletion and
amortization	301	457	156	3	917
General and administrative	1,310	240	254	—	1,804
Total costs and expenses	2,362	2,197	653	3	5,215

Operating income (loss)	(841)	2,094	(51)	(3)	1,199

Other income (expense)
Equity in gains of
unconsolidated investments	89	—	—	—	89
Gain on sale of properties	—	—	—	—	—
Foreign currency exchange gain	—	13	—	—	13
Other income	97	160	(12)	—	245
Interest expense	(121)	197	(7)	—	69
Total other income (expense)	65	370	(19)	—	416

Income (loss) before
income tax	(776)	2,464	(70)	(3)	1,615

Provision (benefit) for income taxes	(348)	410	—	—	62
Income (loss) from continuing operations	(428)	2,054	(70)	(3)	1,553
Income from discontinued operations,
(net of tax) (1)	10	—	—	—	10
Net income (loss)	$ (418)	$ 2,054	$ (70)	$ (3)	$ 1,563
Dividends on preferred shares	$ 563	—	—	—	$ 563
Total assets (2)	$ 129,949	$ 42,617	$ 9,409	$ 176	$ 128,239

(1)

All results relating to the mineral and royalty properties are required to be disclosed as discontinued operations. Please see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Results of Operations” for a more detailed description.

(2) Total consolidated assets reflect the effect of intersegment eliminations.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended March 31, 2004

	United States	France	Turkey	Romania	Total
Revenues:
Oil and gas sales	$ 1,487	$ 2,319	$ 452	—	$ 4,258
Loss on commodity derivatives	(410)	—	—	—	(410)
Lease bonuses and rentals	14	—	—	—	14
Total revenues	1,091	2,319	452	—	3,862

Costs and expenses:
Lease operating	442	1,298	184	—	1,924
Exploration and acquisition	182	—	46	—	228
Depreciation, depletion and
amortization	375	281	160	—	816
General and administrative	1,162	196	163	—	1,521
Total costs and expenses	2,161	1,775	553	—	4,489

Operating income (loss)	(1,070)	544	(101)	—	(627)

Other income (expense)
Equity in losses of
unconsolidated investments	(68)	—	—	—	(68)
Loss on sale of properties	(27)	—	—	—	(27)
Foreign currency exchange gain	—	4,899	—	—	4,899
Other income (expense)	22	142	(1)	—	163
Interest expense	37	(1,006)	(27)	—	(996)
Total other income (expense)	(36)	4,035	(28)	—	3,971

Income (loss) before
income tax	(1,106)	4,579	(129)	—	3,344

Benefit for income taxes	(400)	—	—	—	(400)
Income (loss) from continuing operations	(706)	4,579	(129)	—	3,744
Income from discontinued operations, net of income tax (1)	18,242	—	—	—	18,242
Net income (loss)	$ 17,536	$ 4,579	$ (129)	$ —	$ 21,986
Dividends on preferred shares	$ 180	—	—	—	$ 180
Total assets (2)	$ 98,376	$ 28,066	$ 12,049	$ —	$ 138,491

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

NOTE 9 – LONG-TERM DEBT

Revolving Line of Credit with Natexis Banques Populaires

On December 23, 2004, we entered into a five-year $15.0 million reserve-based borrowing facility with a French lender to finance the development of our existing French fields, acquisitions of new fields, general working capital and our corporate purposes. The facility bears interest at a floating rate of 2.25-2.75% above LIBOR (2.84% at March 31, 2005) depending on the principal outstanding. The facility is collateralized by certain of our French assets, including contracts relating to our rights and interests in our French fields, our direct and indirect equity interests in certain of our subsidiaries and payments received from the sale of our French production. Toreador and certain of its U.S. and French subsidiaries have each guaranteed the obligations under the facility. This facility will require monthly interest payments until December 23, 2009, at which time all unpaid principal and interest are due. The $15.0 million facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets, change of control and management, limitations on the distribution of dividends on stock and require us to meet certain financial requirements. Specifically, we must maintain an interest cost ratio of not less than 4.00 to 1.00, an indebtedness ratio of not less than 1.00 to 1.00, asset life cover ratio of not less than 1.25 to 1.00, a loan life cover ratio equal to or greater than 1.15 to 1.00 and a debt service coverage ratio equal to or greater than 1.10 to 1.00. As of March 31, 2005, we were in compliance with all covenants and there were no outstanding balances.

Revolving Line of Credit with Texas Capital Bank, N.A.

On December 30, 2004, we entered into a five-year $25.0 million reserve-based borrowing facility with Texas Capital Bank, N.A. in order to finance the development and acquisition of oil and natural gas interests both domestically and internationally and for working capital purposes. The facility bears interest at a rate of prime less 0.5% (5.75% at March 31, 2005) and is collateralized by our domestic working interests. The borrowers under this facility are two of our domestic subsidiaries, and Toreador has guaranteed the obligations. At March 31, 2005, we had $2 million outstanding under this facility and had approximately $1.8 million available for borrowings. The outstanding balance as of March 31, 2005 was repaid in April. A letter of credit for approximately $1 million was issued on our behalf in late April and is currently in force and outstanding.

The $25.0 million facility requires monthly interest payments until January 1, 2019 at which time all unpaid principal and interest are due. The $25 million facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets, change of control and management and require us to meet certain financial requirements. Specifically, we must maintain a current ratio of 1.25 to 1.00 (exclusive of amounts due under revolving credit arrangements) and an interest coverage ratio of not less than 3.00 to 1.00. As of March 31, 2005, we were in compliance with all covenants.

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Convertible Debenture

Prior to the acquisition of Madison Oil Company, Madison Oil Company was party to a convertible debenture in the amount of approximately $2.2 million payable to PHD Partners LP and due on March 31, 2006. The general partner of PHD Partners LP is a corporation wholly-owned by David M. Brewer, a director and significant stockholder of Toreador. The original debenture bore interest at 10% per annum. As of March 31, 2004, the debenture was amended and restated to bear interest at 6% per annum, eliminate Madison Oil Company's right under certain circumstances to force a conversion of the principal into shares of Toreador common stock and eliminate Madison Oil Company's ability to repay principal prior to maturity. At the holder's option, the second amended and restated convertible debenture can be converted into Toreador common stock at a conversion price of $6.75 per share. At March 31, 2005, the outstanding principal amount of the second amended and restated convertible debenture was approximately $1.5 million. We have 219,962 shares of common stock reserved for issuance related to the conversion of the second amended and restated convertible debenture. The fair value of the securities issuable under the original conversion terms amounted to $57,000 and is included in interest expense on our statement of operations for the three months ended March 31, 2005.

NOTE 10 – LITIGATION

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 11 – EARNINGS PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation:

	Three Months Ended
	March 31,
	2005		2004
	(in thousands, except share data)
Basic earnings per share:
Numerator
Income from continuing operations, net of income tax	$ 1,553		$ 3,744
Income from discontinued operations, net of income tax	10		18,242
Net income	1,563		21,986
Less: dividends on preferred shares	563		180
Net income applicable to common shares	$ 1,000		$ 21,806

Denominator
Common shares outstanding	12,801		9,435

Basic earnings per share from:
Continuing operations	$ 0.08		$ 0.38
Discontinued operations	—		1.93
Net income per share applicable to
common shares	$ 0.08		$ 2.31

Diluted earnings per share:
Numerator
Net income from continuing operations, net of income tax	$ 1,553		$ 3,744
Income from discontinued operations, net of income tax	10		18,242
Net income	1,563		21,986
Less: dividends on preferred shares	563		N/A	(1)
Plus: interest on convertible debt	54		—
Net income applicable to common shares	$ 1,054		$ 21,986

Denominator
Common shares outstanding	12,801		9,435
Common stock options and warrants	948		211
Conversion of preferred shares	—	(2)	2,000
Conversion of notes payable	173		—
Conversion of debentures	220		320
Diluted shares outstanding	14,142		11,966

Diluted earnings per share from:
Continuing operations	$ 0.08		$ 0.32
Discontinued operations	—		1.52
Net income per share applicable to
common shares	$ 0.08		$ 1.84

(1)	Since we assumed that preferred shares were converted into common shares, there would have been no preferred dividends paid.
(2)	Preferred shares were anti-dilutive for the three months ended March 31, 2005.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 12 – CHANGES IN EQUITY

In July 2004, we sold to certain institutional investors pursuant to a private offering $7.5 million aggregate principal amount of 7.85% convertible subordinated notes due June 30, 2009. We used the net proceeds of the offering to accelerate our oil development program in France's Paris Basin and for general corporate purposes. The 7.85% convertible subordinated notes due June 30, 2009 bore interest at the rate of 7.85% per annum and were convertible into shares of Toreador common stock at a conversion price of $8.20 per share. We had the right to cause the 7.85% convertible subordinated notes due June 30, 2009 to be converted on or after February 22, 2005, if the closing price of our common stock was greater than $14.35 for the 30 consecutive trading days prior to the date of Toreador's conversion notice. On January 13, 2005, we offered the option to the holders of the 7.85% convertible subordinated notes due June 30, 2009 to exchange their notes for the aggregate number of shares of our common stock issuable upon conversion of each of their notes and that portion of interest payable pursuant to the notes that would otherwise have been payable to the holders through February 22, 2005 absent conversion of the notes prior to such date. On or prior to January 20, 2005, all of our 7.85% convertible subordinated notes due June 30, 2009 were exchanged for an aggregate of 914,634 shares of our common stock and an aggregate cash payment (in lieu of interest) of approximately $85,000. The fair value of the securities issued in excess of the fair value of the securities issuable under the original conversion terms amounted to $57,000 and is included in interest expense on our statement of operations for the three months ended March 31, 2005.

In February 2005, the Company sold 1,437,500 shares of its common stock pursuant to a public offering at a price of $24.25 per share. The sale resulted in net proceeds of approximately $32.4 million. The shares sold include 187,500 shares of common stock purchased by Morgan Keegan & Company, Inc., the underwriter of the offering, to cover over-allotments in connection with the offering. Toreador intends to use the net proceeds from the sale primarily to fund its 2005 capital expenditure budget and also for general corporate purposes.

Additionally, in February 2005 the Company offered to each holder of its Series A-1 Convertible Preferred Stock (the “Preferred Stock”) the opportunity to convert such shares of Preferred Stock into shares of common stock of the Company pursuant to the terms of conversion of the Preferred Stock. In addition the Company offered additional shares of common stock as an inducement for the holders to convert the Preferred Stock at a time when the Company could not mandatorily redeem the Preferred Stock and in lieu of dividends that would otherwise accrue until such mandatory redemption date. On February 22, 2005, pursuant to this offer, the Company issued 389,754 shares of common stock (14,754 inducement shares) to James R. Anderson, 129,918 shares of common stock (4,918 inducement shares) to Karen Anderson, and 12,992 shares of common stock (492 inducement shares) to Roger A. Anderson. All shares issued upon conversion were issued at a conversion price of $4.00 per share. The fair value of the securities issued in excess of the securities issuable under the original conversion terms amounted to $498,000 and is included in preferred dividends on our statement of operations for the three months ended March 31, 2005.

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

EXECUTIVE OVERVIEW

We are an independent international energy company engaged in oil and natural gas exploration, development, production, leasing and acquisition activities. Our strategy is to increase our oil and natural gas reserves through a balanced combination of exploratory drilling, development and exploration projects and acquisitions. We primarily focus on international exploration activities in countries where we can establish large acreage positions. In addition, we target our operations in countries that we believe have stable governments, have attractive fiscal policies and are net-importers of oil and natural gas.

We currently hold interests in permits granting us the right to explore and develop oil and natural gas properties in the Paris Basin, France; onshore and offshore Turkey; onshore Romania; and offshore Trinidad, West Indies. We also own various working-interest properties primarily in Texas, Kansas, New Mexico, Louisiana and Oklahoma.

Income applicable to common shares for the first quarter 2005 was $1.0 million, or $0.08 per diluted share, compared with income applicable to common shares of $21.8 million, or $1.84 per diluted share for the first quarter 2004. Dividends for the first quarter 2005 included a non-cash charge of $498,000, or $0.04 per diluted share representing the value of common shares issued as an inducement for the conversion of 82,000 shares of Series A-1 Convertible Preferred Stock. The first quarter 2004 income applicable to common shares included a gain on the sale of our U.S. mineral and royalty portfolio of $18 million and a foreign currency exchange gain of $4.9 million.

Operating income for the first quarter 2005 was $1.2 million as compared to an operating loss for the first quarter 2004 of $627,000. Lease operating expenses for the first quarter 2005 were $2.1 million as compared to $1.9 million for the first quarter 2004 due to increased workover expenses in France.

Oil and natural gas production for the first quarter 2005 was 149,000 barrels of oil equivalent, as compared to 145,000 barrels of oil equivalent for the first quarter 2004. The average realized price in the first quarter 2005 was $43.49 per barrel, a 48% increase over the first quarter 2004 average realized price of $29.18 per barrel. The average realized natural gas price in the first quarter 2005 was $6.17 per thousand cubic feet, a 6% increase over the first quarter 2004 average realized price of $5.83 per thousand cubic feet.

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with Notes 9 and 12 in the Notes to Consolidated Financial Statements included in this filing.

Liquidity

For the first three months of 2005, operating income was $1.2 million with an operating loss of $627,000 for the year-ago period. We expect that cash flow provided by operating activities for the remaining nine months of 2005 will be approximately $10 million.

We anticipate that our 2005 capital expenditures budget, excluding any acquisitions we may make, will be approximately $46.0 million. Capital expenditures through March 31, 2005 were $6.2 million. We intend to fund our capital expenditures budget from operating cash flow and cash currently on hand. We anticipate spending most of our 2005 capital budget on prospects in our foreign inventory. We will limit our activity in France to development drilling on our existing properties and exploration work on the Courtenay permit. In Turkey, we anticipate continuing exploration and development work on several projects, including plans to drill three to eight wells in the western Black Sea. In Romania we plan to re-enter six wells and drill up to two development wells on our Fauresti permit.

We expect to receive future funds through production from existing producing properties and new producing properties that may be discovered through exploration, along with development properties added to existing fields. In addition to the properties described above, we also may acquire other producing oil and gas assets, which could require the use of debt or other forms of financing.

Senior Debt

On December 23, 2004 we entered into a five-year $15.0 million reserve-based borrowing facility with a French lender to finance the development of our existing French fields, acquisitions of new fields, general working capital and our corporate purposes. The facility bears interest at a floating rate of 2.25-2.75% above LIBOR depending on the principal outstanding. The facility is collateralized by certain of our French assets, including contracts relating to our rights and interests in our French fields, our direct and indirect equity interests in certain of our subsidiaries and payments received from the sale of our French production. Toreador and certain of its U.S. and French subsidiaries have each guaranteed the obligations under the facility. This facility will require monthly interest payments until December 23, 2009, at which time all unpaid principal and interest are due. Under the $15.0 million facility, at March 30, 2005, there were no amounts outstanding. The $15.0 million facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets, change of control and management, limitations on the distribution of dividends on stock and require us to meet certain financial requirements. Specifically, we must maintain an interest cost ratio of not less than 4.00 to 1.00, an indebtedness ratio of not less than 1.00 to 1.00, asset life cover ratio of not less than 1.25 to 1.00, a loan life cover ratio equal to or greater than 1.15 to 1.00 and a debt service coverage ratio equal to or greater than 1.10 to 1.00.

On December 30, 2004, we entered into a five-year $25.0 million reserve-based borrowing facility with a U.S. lender in order to finance the development and acquisition of oil and natural gas interests both domestically and internationally and for working capital purposes. The facility bears interest at a rate of prime less 0.5% and is collateralized by our domestic working interests. At March 31, 2005, there was $2 million outstanding under this facility and borrowings of approximately $ 1.3 million were available. The $25.0 million facility was paid in full in April 2005 and we currently have no outstanding balance. The $25.0 million facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets, change of control and management and require us to meet certain financial requirements. Specifically, we must maintain a current ratio of 1.25 to 1.00 (exclusive of amounts due under revolving credit arrangements) and an interest coverage ratio of not less than 3.00 to 1.00. As of March 31, 2005, we were in compliance with all covenants.

Preferred Stock

Toreador had 154,000 shares of nonvoting Series A-1 Convertible Preferred Stock outstanding at December 31, 2004. On February 22, 2005, 82,000 shares of Series A-1 Convertible Preferred Stock were exchanged for an aggregate of 532,664 shares of our common stock. The Company issued 389,754 shares of common stock (14,754 inducement shares) to James R. Anderson, 129,918 shares of common stock (4,918 inducement shares) to Karen Anderson, and 12,992 shares of common stock (492 inducement shares) to Roger A. Anderson. As of March 31, 2005, there were 72,000 shares of Series A-1 Convertible Preferred Stock outstanding. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 450,000 Toreador common shares). The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A-1 Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter.

Convertible Debentures/Notes

Prior to the acquisition of Madison Oil Company, Madison Oil Company was party to a convertible debenture in the amount of approximately $2.2 million payable to PHD Partners LP and due on March 31, 2006. The general partner of PHD Partners LP is a corporation wholly-owned by David M. Brewer, a director and significant stockholder of Toreador. The original debenture bore interest at 10% per annum. As of March 31, 2004, the debenture was amended and restated to bear interest at 6% per annum, eliminate Madison Oil Company's right under certain circumstances to force a conversion of the principal into shares of Toreador common stock and eliminate Madison Oil Company's ability to repay principal prior to maturity. At the holder's option, the second amended and restated convertible debenture can be converted into Toreador common stock at a conversion price of $6.75 per share. At March 31, 2005, the outstanding principal amount of the second amended and restated convertible debenture was approximately $1.5 million. We have 219,962 shares of common stock reserved for issuance related to the conversion of the second amended and restated convertible debenture. Interest paid to PHD Partners LP in relation to this debenture amounted to approximately $22,000 in the first quarter of 2005.

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

Dividends on our Series A-1 Convertible Preferred Stock are paid quarterly. Cash dividends totaling $65,000 and $180,000 were paid for the three-month periods ended March 31, 2005 and 2004, respectively. The Company also issued a common stock dividend for an aggregate of 20,164 shares of common stock as inducement to convert 82,000 shares our Series A-1 Convertible Preferred Stock. These shares were valued at approximately $498,000 at the time of issuance. Future dividends will be paid in cash at the rate of $0.5625 per share per full calendar quarter.

The terms of the $15.0 million facility limit our ability to pay dividends on our common stock to twenty-five percent (25%) of net profits (as defined in the facility agreement) less an amounts paid on our preferred stock.

Contractual Obligations

We believe that sufficient funds will be available from operating cash flow, cash on hand and future potential financing sources (which may include senior debt, subordinated debt and/or equity) to meet anticipated capital budget requirements and fund potential acquisitions in 2005. The following table sets forth our contractual obligations in thousands at March 31, 2005 for the periods shown:

Due Within
	Total	1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
Debt	$ 3,573	$ 1,573	$ —	$ —	$ 2,000
Leases	865	377	488		—
Total	$ 4,438	$ 1,950	$ 488	$ —	$ 2,000

CRITICAL ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. The equity method of accounting is used for companies and other investments in which we have significant influence. All intercompany profits, transactions, and balances have been eliminated.

OIL & NATURAL GAS PROPERTIES

We follow the successful efforts method of accounting for our oil and natural gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, these costs plus the costs of drilling the well are expensed. The costs of development wells are capitalized, whether productive or nonproductive. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are considered not to be realizable. An impairment loss is recorded if the net capitalized costs of proved oil and natural gas properties exceed the aggregate undiscounted future net cash flows determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the related estimated discounted future net cash flows, determined on a property-by-property basis. As a result of the foregoing, our results of operations for any particular period my not be indicative of the results that could be expected over longer periods.

At December 31, 2004, we had capitalized exploratory well costs, pending the determination of proved reserves of approximately $8.9 million associated with the Ayazli #1 and Calgan #2 wells in Turkey. As of March 31, 2005, these costs amount to approximately $10.7 million.

OIL & NATURAL GAS RESERVES

Engineering estimates of our oil and natural gas reserves are inherently imprecise and represent only approximate amounts because of the subjective judgments involved in developing such information. There are authoritative guidelines regarding the engineering criteria that have to be met before estimated oil and natural gas reserves can be designated as “proved.” Proved reserve estimates are updated at least annually and take into account recent production and technical information about each field. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also changes. This change is considered a change in estimate for accounting purposes and is reflected on a prospective basis in related depreciation rates.

Despite the inherent imprecision in these engineering estimates, these estimates are used in determining depletion expense and impairment expense and in disclosing the supplemental standardized measure of discounted future net cash flows related to proved oil and natural gas properties. Depletion rates are determined based on estimated proved reserve quantities (the denominator) and capitalized costs of producing properties (the numerator). Producing properties’ capitalized costs are amortized based on the units of oil or natural gas produced. Therefore, assuming all other variables are held constant, an increase in estimated proved reserves decreases our depreciation, depletion, and amortization expense. Also estimated reserves are often used to calculate future cash flows from our oil and natural gas operations, which serve as an indicator of the fair value in determining whether a property is impaired or not. The larger the estimated reserves, the less likely the property is impaired.

FOREIGN CURRENCY

The U.S. dollar is our reporting currently in all our areas of operations: Unites States, France, Turkey and Romania. The U.S. dollar is our functional currency in the United States and Turkey. The Eurodollar is our functional currency in France and the Lei is our functional currency in Romania. We attempt to manage our operations in such a manner as to reduce our exposure to foreign exchange losses. However, there are many factor that affect foreign exchange rates and resulting exchange gains and losses, many of which are beyond our influence. We recognize exchange gains and losses resulting from fluctuation in the relationship of the Turkish Lira to the U.S. dollar. It is not possible to predict the extent to which we may be affected by future changes in exchange rates.

INCOME TAXES

Deferred income taxes reflect the net tax effects, calculated at currently enacted rates, of (a) future deductible/taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements or income tax returns, and (b) net operating loss carryforwards. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard 123 (revised 2004) Share-Based Payment, an amendment to Statement of Accounting Standards 123 and 95, as amended by SFAS No. 148, "Accounting for Stock-based Compensation Transition and Disclosure" (collectively, "Statement 123"). Statement 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement is effective for interim quarters beginning after January 1, 2006. We do not expect that the adoption of this statement will have a significant impact on our future results of operations or financial position.

In April 2005, the FASB issued Staff Interpretation No. 19-1 ("FSP 19-1") Accounting for Suspended Well Costs, which provides guidance on the accounting for exploratory well costs and proposes an amendment to FASB Statement No. 19 ("FASB 19"), Financial Accounting and Reporting by Oil and Gas Producing Companies. The guidance in FSP 19-1 applies to enterprises that use the successful efforts method of accounting as described in FASB 19. The guidance in FSP 19-1 will not impact our consolidated financial position, results of operations, or cash flows.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

The following tables present production and average unit prices and costs for the geographic segments indicated:

	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2005	2004		2005	2004
Production			Average Price
Oil (MBbls):			Oil ($/Bbl):
United States	15	19	United States	$ 46.94	$ 31.23
France	97	85	France	44.15	29.28
Turkey	16	18	Turkey	36.48	26.47
Total	128	122	Total	$ 43.49	$ 29.18

Gas (MMcf):			Gas ($/Mcf):
United States	125	140	United States	$ 6.17	$ 5.83
France	—	—	France	—	—
Turkey	—	—	Turkey	—	—
Total	125	140	Total	$ 6.17	$ 5.83

MBOE:			$/BOE:
United States	36	42	United States	$ 41.15	$ 33.28
France	97	85	France	44.15	29.28
Turkey	16	18	Turkey	36.48	26.47
Total	149	145	Total	$ 42.59	$ 30.11

REVENUES

Oil and gas sales. Oil and natural gas sales increased by $2.2 million from first quarter 2004 to first quarter 2005 primarily due to a significant increase in the average realized price of both oil and gas. The average realized gas price in the first quarter of 2005 was $6.17 per thousand cubic feet (Mcf) versus $5.83 per Mcf in the first quarter of 2004. The average realized oil price for the first quarter of 2005 was $43.49 per barrel versus $29.18 per barrel for the year-ago period.

We had no loss on commodity derivatives in the first quarter of 2005 as compared to $410,000 for the first quarter of 2004. We were not party to any hedging contracts as of March 31, 2005.

Lease bonuses and rentals. During the first quarter of 2005 no lease bonuses and rentals were recorded, compared to $14,000 during the first quarter of 2004.

EXPENSES

Lease operating. Lease operating expenses increased $196,000, or 10%, due to continuing workover expenses in France.

Exploration and acquisition. Exploration and acquisition expenses for the first quarter of 2005 were $374,000, 64% higher than exploration and acquisition expenses of $228,000 in the first quarter of 2004 due to increased evaluation activity on our international prospects.

Depreciation, depletion and amortization.First-quarter 2005 depreciation, depletion and amortization expenses increased $101,000, or 12%, due to a higher unit of production rate than that used in 2004, as well as increased investments in oil and gas properties.

General and administrative. General and administrative expenses increased 29%, for the first quarter of 2005 compared with the first quarter of 2004. The increase was due in part to indirect costs incurred for issuing equity and the conversion of preferred stock and convertible debt. Additionally, payroll costs increased due to bonus payments made in the first quarter of 2005.

OTHER INCOME AND EXPENSE

Other income and expense was $416,000 for the first quarter of 2005 versus $3.97 million for the first quarter of 2004. The decrease was primarily due to a 2004 realized $4.9 million foreign currency exchange gain related to the increase in value of the Eurodollar against the U.S. dollar in connection with the discharge of the Barclays Facility.

DISCONTINUED OPERATIONS

The following table compares discontinued operations for the first quarters ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Revenues:
Oil and gas sales	$ 10	$ 10
Lease bonuses and rentals	—	—
Loss on hedging activity	—	—
Total revenues	10	10

Costs and expenses:
Lease operating	—	—
Depreciation, depletion, and amortization	—	—
General and administrative	—	18
Interest	—	305
Total costs and expenses:	—	323

Gain on sale of properties	—	28,772

Income before taxes	10	28,459
Income tax provision	—	10,217
Income from discontinued operations	$ 10	$ 18,242

Income from discontinued operations for the first quarter 2005 was $10,000 versus $18.2 million for the first quarter 2004 related to the sale of U.S. royalty properties in January 2004 (see Note 3 in Notes to Consolidated Financial Statements).

NET INCOME AVAILABLE TO COMMON SHARES

For the first quarter of 2005, we reported income from continuing operations before taxes of $1.6 million, compared with $3.3 million for the same period of 2004. Income from discontinued operations for the first quarter 2005 was $10,000 versus $18.2 million for the first quarter 2004 related to the sale of U.S. royalty properties in January 2004. First-quarter 2005 income applicable to common shares was $1.0 million versus income applicable to common shares of $21.8 million in the first quarter of 2004.

OTHER COMPREHENSIVE INCOME

This item should be read in conjunction with Note 4 in the Notes to Consolidated Financial Statements included in this filing.

The most significant element of comprehensive income, other than net income, is foreign currency translation. As of December 31, 2004, we had accumulated an unrealized gain of $2.0 million. In the first quarter 2005 we had an unrealized loss of $1.9 million related to currency fluctuations in France and Romania. The functional currency of our operations in France is the Eurodollar, the functional currency in Romania is the Lei and in Turkey the functional currency is the U.S. dollar. The exchange rate used to translate the financial position of the French and Romanian operations at March 31, 2005 was approximately US $1.30 per Eurodollar and 27,500 Lei per US $, respectively. The Eurodollar rate at March 31, 2004, was US $1.22 per Eurodollar. There were no Romanian operations in the first quarter of 2004.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on the evaluation and communications from Hein & Associates LLP to our Audit Committee in March 2005, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, and this Quarterly Report on Form 10-Q, due to internal control deficiencies relating to the limited review of sensitive calculations prepared by our controller, the failure to establish review procedures to detect errors in the calculation of foreign depletion and the lack of adequate review and challenge of investee's revenue recognition as reflected in investee's unconsolidated financial statements

Hein & Associates LLP advised the Audit Committee that each of these internal control deficiencies constitutes material weaknesses as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute material weaknesses in our disclosure controls. Due to these material weaknesses, the Company, in preparing its financial statements for the period ended March 31, 2005, performed additional disclosure procedures relating to these items to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

However, given the subsequent identification of the above material weaknesses, the Company has implemented a course of action reasonably assured to remediate these material weaknesses. This course of action includes: the decision to hire a Vice President of Accounting in the near future in order to (i) provide focused manpower to strengthen our review procedures, (ii) oversee all sensitive calculations and (iii) oversee the controls of all persons reporting to the Vice President of Accounting; documenting and enforcing existing policies and procedures and establishing new processes regarding review of financial information, including oversight of foreign depletion calculations; and implementing a new policy that would require independent audits of certain material unconsolidated subsidiaries; and establishing additional procedures for the timely preparation of committee meeting minutes.

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There have been no material changes to the information reported under Item 3 – Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2004.

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment, or settlement, if any, which may be awarded with any other suits or claims would not have a material adverse effect on our financial position.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2005 through March 31, 2005, there were no equity securities issued pursuant to transactions exempt from the registration requirements under the Securities Act of 1933, as amended that were not disclosed previously in Forms 8-K.

See Part I. – Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Senior Debt” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Dividend and Interest Requirements” regarding working capital restrictions and limitations on payments of dividends which sections are incorporated herein by reference.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES – None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None.

ITEM 5 – OTHER INFORMATION – None.

ITEM 6 – EXHIBITS

The following exhibits are included herein:

1.1	-	Underwriting Agreement, dated February 10, 2005, between Toreador Resources Corporation and Morgan Keegan & Co., Inc. (previously filed as Exhibit 1.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2005, File No. 0-2517, and incorporated herein by reference).

2.1	-	Certificate of Ownership and Merger, effective June 5, 2000, merging Toreador Resources Corporation into Toreador Royalty Corporation (previously filed as Exhibit 2.1 to Toreador Resources Corporation Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005, File No. 0-2517, and incorporated herein by reference).

2.2	-	Agreement and Plan of Merger, dated as of October 3, 2001, between Toreador Resources Corporation and Madison Oil Company (previously filed as Exhibit 2.1 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).

2.3	-	Agreement for Purchase and Sale, dated December 17, 2003, by and among Toreador Resources Corporation and Tormin, Inc., as Sellers, and Black Stone Acquisitions Partners I, L.P., as Buyer (previously filed as Exhibit 2.1 to Toreador Resources Corporation Current Report on Form 8-K filed on January 15, 2004, File No. 0-2517, and incorporated herein by reference).

3.1	-	Restated Certificate of Incorporation, of Toreador Resources Corporation (previously filed as Exhibit 3.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005, File No. 0-2517, and incorporated herein by reference).

3.2	-	Third Amended and Restated Bylaws of Toreador Resources Corporation (previously filed as Exhibit 3.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005, File No. 0-2517, and incorporated herein by reference).

4.1	-	Settlement Agreement, dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 4.1 to Toreador Resources Corporation Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005, File No. 0-2517, and incorporated herein by reference).

4.2	-	Warrant, dated July 22, 2004, issued by Toreador Resources Corporation to Nigel Lovett (previously filed as Exhibit 4.14 to Toreador Resources Corporation Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 20, 2004, File No. 0-2517, and incorporated herein by reference).

4.3	-	Warrant, dated July 22, 2004, issued by Toreador Resources Corporation to Rich Brand (previously filed as Exhibit 4.13 to Toreador Resources Corporation Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 20, 2004, File No. 0-2517, and incorporated herein by reference).

4.4	-	Registration Rights Agreement, effective February 22, 2005, between Toreador Resources Corporation and James R. Anderson (previously filed as Exhibit 4.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2005, File No. 0-2517, and incorporated herein by reference).

4.5	-	Registration Rights Agreement, effective February 22, 2005, between Toreador Resources Corporation and Karen Anderson (previously filed as Exhibit 4.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2005, File No. 0-2517, and incorporated herein by reference).

4.6	-	Registration Rights Agreement, effective February 22, 2005, between Toreador Resources Corporation and Roger A. Anderson (previously filed as Exhibit 4.3 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2005, File No. 0-2517, and incorporated herein by reference).

4.7	-	Registration Rights Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).

4.8	-	Registration Rights Agreement, dated July 26, 2003, between Toreador Resources Corporation and James R. Anderson (previously filed as Exhibit 4.7 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 0-2517, and incorporated herein by reference).

4.9	-	Registration Rights Agreement, dated August 13, 2003, between Toreador Resources Corporation and Karen Anderson (previously filed as Exhibit 4.8 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-2517, and incorporated herein by reference).

4.10	-	Registration Rights Agreement, dated October 20, 2003, between Toreador Resources Corporation and William I. Lee and Wilco Properties, Inc. (previously filed as Exhibit 4.9 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-2517, and incorporated herein by reference).

4.11	-	Registration Rights Agreement, dated December 15, 2003, between Toreador Resources Corporation and James R. Anderson (previously filed as Exhibit 4.9 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.12	-	Registration Rights Agreement, dated December 15, 2003, between Toreador Resources Corporation and Roger A. Anderson (previously filed as Exhibit 4.10 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.13	-	Registration Rights Agreement, dated December 22, 2003, between Toreador Resources Corporation and Wilco Properties Inc (previously filed as Exhibit 4.11 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.14	-	Registration Rights Agreement, dated July 20, 2004, between Toreador Resources Corporation and the Investors party thereto (previously filed as Exhibit 4.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2004, File No. 0-2517, and incorporated herein by reference).

4.15	-	Registration Rights Agreement, dated July 22, 2004, between Toreador Resources Corporation and the Investors party thereto (previously filed as Exhibit 4.9 to Toreador Resources Corporation Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 20, 2004, File No. 0-2517, and incorporated herein by reference).

4.16	-	Warrant, dated July 22, 2004, issued by Toreador Resources Corporation to RP&C International (Securities), Inc. (previously filed as Exhibit 4.12 to Toreador Resources Corporation Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 20, 2004, File No. 0-2517, and incorporated herein by reference).

10.1	-	Reserve Base Revolving Facility Agreement, dated December 23, 2004, by and among Toreador Resources Corporation, Madison Energy France, Madison Oil France, Madison Oil Company Europe and Natexis Banques Populaires and the other Lenders party thereto (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004, File No. 0-2517, and incorporated herein by reference).

10.2	-	Summary Sheet: Executive Officer Annual Base Salaries (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005, File No. 0-2517, and incorporated herein by reference).

10.3	-	Summary Sheet: Short-Term Incentive Compensation Plan (previously filed as Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005, File No. 0-2517, and incorporated herein by reference).

10.4	-	Summary Sheet: Director Compensation (previously filed as Exhibit 10.3 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005, File No. 0-2517, and incorporated herein by reference).

31.1*	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        * Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION, Registrant

May 16, 2005	/s/ G. Thomas Graves III
G. Thomas Graves III
President and Chief Executive Officer

May 16, 2005	/s/ Douglas W. Weir
Douglas W. Weir
Senior Vice President and Chief Financial Officer

EXHIBITS INDEX

Exhibit Number	Description
1.1	-	Underwriting Agreement, dated February 10, 2005, between Toreador Resources Corporation and Morgan Keegan & Co., Inc. (previously filed as Exhibit 1.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2005, File No. 0-2517, and incorporated herein by reference).

2.1	-	Certificate of Ownership and Merger, effective June 5, 2000, merging Toreador Resources Corporation into Toreador Royalty Corporation (previously filed as Exhibit 2.1 to Toreador Resources Corporation Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005, File No. 0-2517, and incorporated herein by reference).

2.2	-	Agreement and Plan of Merger, dated as of October 3, 2001, between Toreador Resources Corporation and Madison Oil Company (previously filed as Exhibit 2.1 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).

2.3	-	Agreement for Purchase and Sale, dated December 17, 2003, by and among Toreador Resources Corporation and Tormin, Inc., as Sellers, and Black Stone Acquisitions Partners I, L.P., as Buyer (previously filed as Exhibit 2.1 to Toreador Resources Corporation Current Report on Form 8-K filed on January 15, 2004, File No. 0-2517, and incorporated herein by reference).

3.1	-	Restated Certificate of Incorporation, of Toreador Resources Corporation (previously filed as Exhibit 3.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005, File No. 0-2517, and incorporated herein by reference).

3.2	-	Third Amended and Restated Bylaws of Toreador Resources Corporation (previously filed as Exhibit 3.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005, File No. 0-2517, and incorporated herein by reference).

4.1	-	Settlement Agreement, dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 4.1 to Toreador Resources Corporation Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005, File No. 0-2517, and incorporated herein by reference).

4.2	-	Warrant, dated July 22, 2004, issued by Toreador Resources Corporation to Nigel Lovett (previously filed as Exhibit 4.14 to Toreador Resources Corporation Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 20, 2004, File No. 0-2517, and incorporated herein by reference).

4.3	-	Warrant, dated July 22, 2004, issued by Toreador Resources Corporation to Rich Brand (previously filed as Exhibit 4.13 to Toreador Resources Corporation Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 20, 2004, File No. 0-2517, and incorporated herein by reference).

4.4	-	Registration Rights Agreement, effective February 22, 2005, between Toreador Resources Corporation and James R. Anderson (previously filed as Exhibit 4.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2005, File No. 0-2517, and incorporated herein by reference).

4.5	-	Registration Rights Agreement, effective February 22, 2005, between Toreador Resources Corporation and Karen Anderson (previously filed as Exhibit 4.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2005, File No. 0-2517, and incorporated herein by reference).

4.6	-	Registration Rights Agreement, effective February 22, 2005, between Toreador Resources Corporation and Roger A. Anderson (previously filed as Exhibit 4.3 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2005, File No. 0-2517, and incorporated herein by reference).

4.7	-	Registration Rights Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).

4.8	-	Registration Rights Agreement, dated July 26, 2003, between Toreador Resources Corporation and James R. Anderson (previously filed as Exhibit 4.7 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 0-2517, and incorporated herein by reference).

4.9	-	Registration Rights Agreement, dated August 13, 2003, between Toreador Resources Corporation and Karen Anderson (previously filed as Exhibit 4.8 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-2517, and incorporated herein by reference).

4.10	-	Registration Rights Agreement, dated October 20, 2003, between Toreador Resources Corporation and William I. Lee and Wilco Properties, Inc. (previously filed as Exhibit 4.9 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-2517, and incorporated herein by reference).

4.11	-	Registration Rights Agreement, dated December 15, 2003, between Toreador Resources Corporation and James R. Anderson (previously filed as Exhibit 4.9 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.12	-	Registration Rights Agreement, dated December 15, 2003, between Toreador Resources Corporation and Roger A. Anderson (previously filed as Exhibit 4.10 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.13	-	Registration Rights Agreement, dated December 22, 2003, between Toreador Resources Corporation and Wilco Properties Inc (previously filed as Exhibit 4.11 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.14	-	Registration Rights Agreement, dated July 20, 2004, between Toreador Resources Corporation and the Investors party thereto (previously filed as Exhibit 4.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2004, File No. 0-2517, and incorporated herein by reference).

4.15	-	Registration Rights Agreement, dated July 22, 2004, between Toreador Resources Corporation and the Investors party thereto (previously filed as Exhibit 4.9 to Toreador Resources Corporation Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 20, 2004, File No. 0-2517, and incorporated herein by reference).

4.16	-	Warrant, dated July 22, 2004, issued by Toreador Resources Corporation to RP&C International (Securities), Inc. (previously filed as Exhibit 4.12 to Toreador Resources Corporation Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 20, 2004, File No. 0-2517, and incorporated herein by reference).

10.1	-	Reserve Base Revolving Facility Agreement, dated December 23, 2004, by and among Toreador Resources Corporation, Madison Energy France, Madison Oil France, Madison Oil Company Europe and Natexis Banques Populaires and the other Lenders party thereto (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004, File No. 0-2517, and incorporated herein by reference).

10.2	-	Summary Sheet: Executive Officer Annual Base Salaries (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005, File No. 0-2517, and incorporated herein by reference).

10.3	-	Summary Sheet: Short-Term Incentive Compensation Plan (previously filed as Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005, File No. 0-2517, and incorporated herein by reference).

10.4	-	Summary Sheet: Director Compensation (previously filed as Exhibit 10.3 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005, File No. 0-2517, and incorporated herein by reference).

31.1*	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        * Filed herewith.