Form 10-K/A
period 2004-12-31
TOREADOR RESOURCES CORP
filed 2005-08-09
CIK 98720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares outstanding of the registrant’s common stock, par value $.15625, as of August 5, 2005, was 14,330,947 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

PART II.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS 2

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	12

TOREADOR RESOURCES CORPORATION

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed with regard to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 31, 2005 for the purposes of (i) amending and restating Part II, Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” to modify the section “Critical Accounting Policies” and (ii) amending and restating the Reports of Independent Registered Public Accounting Firms and Consolidated Financial Statements in order to modify the “Consolidated Statements of Changes in Stockholders’ Equity” by changing the title of the column formerly entitled “Preferred Stock” to “Preferred Stock, Shares and $ Amount” and by adding two new columns “Common Shares” and “Treasury Shares” and to modify Note 2. “Significant Accounting Policies” of the Notes to Consolidated Financial Statements regarding revenue recognition.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, and does not modify or update the disclosure therein other than as required to reflect the amendments described above and set forth below.

PART II

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

Income applicable to common shares for 2004 was $24.3 million, or $1.97 per diluted share, compared with income applicable to common shares of $1.9 million, or $0.20 per diluted share, in 2003. A noncash currency translation adjustment of $1.1 million was incurred during the fourth quarter of 2004 as a result of a GAAP requirement that we use the U.S. dollar as the functional currency for our Turkish operations rather than the Turkish Lira, as previously was the case. The functional currency is required because Turkey is considered a highly inflationary operating environment under applicable accounting rules. The increased level of our capital expenditures in Turkey during 2004 warranted this currency adjustment. Audit adjustments subsequent to the March 8, 2005 earnings release resulted in a decrease in Income applicable to common shares of approximately $260,000, or $0.02 per diluted share. The adjustments were necessary in order to adjust the foreign depletion calculation and to defer revenue recognition of an unconsolidated investee’s revenue.

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

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT’S ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in this Form 10-K/A. We have identified below policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and natural gas revenues, accounts receivable, oil and natural gas properties, income taxes, derivatives, contingencies and litigation, on a periodic basis and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

SUCCESSFUL EFFORTS METHOD OF ACCOUNTING

We account for our oil and natural gas exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and natural gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and natural gas leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but such costs are charged to expense if and when the well is determined not to have found reserves in commercial quantities. In most cases, a gain or loss is recognized for sales of producing properties.

The application of the successful efforts method of accounting requires management’s judgment to determine the proper designation of wells as either developmental or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and natural gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. On occasion, wells are drilled which have targeted geologic structures that are both developmental and exploratory in nature, and in such instances an allocation of costs is required to properly account for the results. Delineation seismic costs incurred to select development locations within a productive oil and natural gas field are typically treated as development costs and capitalized, but often these seismic programs extend beyond the proved reserve areas and therefore management must estimate the portion of seismic costs to expense as exploratory. The evaluation of oil and natural gas leasehold acquisition costs requires management’s judgment to estimate the fair value of exploratory costs related to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

The successful efforts method of accounting can have a significant impact on the operational results reported when we enter a new exploratory area in hopes of finding oil and natural gas reserves. The initial exploratory wells may be unsuccessful and the associated costs will be expensed as dry hole costs. Seismic costs can be substantial which will result in additional exploration expenses when incurred.

RESERVE ESTIMATES

Proved reserves are estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods as well as oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery after testing by a pilot project or after the operation of an installed program has been confirmed through production response that increased recovery will be achieved. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage is limited (i) to those drilling units offsetting productive units that are reasonably certain of production when drilled and (ii) to other undrilled units where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. We emphasize that the volume of reserves are estimates that, by their nature are subject to revision. The estimates are made using geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data. We had upward reserve revisions equivalent to 5.03%, 2.34% and 29.85% of proved reserves during the years ended December 31, 2004, 2003 and 2002, respectively. These reserve revisions resulted primarily from improved performance from a variety of sources such as additional recoveries below previously established lowest known hydrocarbon levels, improved drainage from natural drive mechanisms, and the realization of improved drainage areas. If the estimates of proved reserves were to decline, the rate at which we record depletion expense would increase. Holding all other factors constant, a reduction in our proved reserve estimate of 1% would result in an annual increase in depreciation, depletion and amortization expense of approximately $341,000.

IMPAIRMENT OF OIL AND NATURAL GAS PROPERTIES

We review our proved oil and natural gas properties for impairment on an annual basis or whenever events and circumstances indicate a potential decline in the recoverability of their carrying value. We estimate the expected future cash flows from our proved oil and natural gas properties and compare these future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and natural gas properties to its fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. We have recognized impairment expense in 2003 and 2002. Given the complexities associated with oil and natural gas reserve estimates and the history of price volatility in the oil and natural gas markets, events may arise that will require us to record an impairment of our oil and natural gas properties and there can be no assurance that such impairments will not be required in the future nor that they will not be material.

FUTURE DEVELOPMENT AND ABANDONMENT COSTS

Future development costs include costs incurred to obtain access to proved reserves, including drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production equipment, gathering systems, wells and related structures and restoration costs of land. We develop estimates of these costs for each of our properties based upon the type of production structure, depth of water, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology, the ultimate settlement amount, inflation factors, credit adjusted discount rates, timing of settlement and changes in the political, legal, environmental and regulatory environment. We review our assumptions and estimates of future abandonment costs on an annual basis. The accounting for future abandonment costs changed on January 1, 2003, with the adoption of SFAS 143. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

Holding all other factors constant, if our estimate of future abandonment costs is revised upward, earnings would decrease due to higher depreciation, depletion and amortization expense. Likewise, if these estimates were revised downward, earnings would increase due to lower depreciation, depletion and amortization expense. A hypothetical increase in the present value of our estimated future abandonment cost of approximately $1 million (representing an increase of approximately 43% to our December 31, 2004 asset retirement obligation) would have increased our depreciation, depletion and amortization expense by $63,418, or $0.10 per BOE for the year ended December 31, 2004.

INCOME TAXES

For financial reporting purposes, we generally provide taxes at the rate applicable for the appropriate tax jurisdiction. Because our present intention is to reinvest the unremitted earnings in our foreign operations, we do not provide U.S. income taxes on unremitted earnings of foreign subsidiaries. Management periodically assesses the need to utilize these unremitted earnings to finance our foreign operations. This assessment is based on cash flow projections that are the result of estimates of future production, commodity pricing and expenditures by tax jurisdiction for our operations. Such estimates are inherently imprecise since many assumptions utilized in the cash flow projections are subject to revision in the future.

Management also periodically assesses, by tax jurisdiction, the probability of recovery of recorded deferred tax assets based on its assessment of future earnings outlooks. Such estimates are inherently imprecise since many assumptions utilized in the assessments are subject to revision in the future.

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

In December 2004, the FASB revised Financial Accounting Standard No. 12, Accounting for Stock Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on the accounting for transactions in which an entity obtains employee services in exchange for its equity instruments. The statement is effective for interim quarters beginning after June 15, 2005. We do not expect that the adoption of this statement will have a significant impact on our future results of operations or financial position.

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

Certificate of Ownership and Merger, effective June 5, 2000, merging Toreador Resources Corporation into Toreador Royalty Corporation (previously filed as Exhibit 2.1 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

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

Settlement Agreement, dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 4.1 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

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

Toreador Royalty Corporation 1990 Stock Option Plan (previously filed as Exhibit 10.2 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

10.3+	-

Amendment to Toreador Royalty Corporation 1990 Stock Option Plan, effective as of May 15, 1997 (previously filed as Exhibit 10.3 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

10.4+	-

Toreador Royalty Corporation Amended and Restated 1990 Stock Option Plan, effective as of September 24, 1998 (previously filed as Exhibit 10.4 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

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

Toreador Royalty Corporation 1994 Non-Employee Director Stock Option Plan (previously filed as Exhibit 10.7 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

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

10.11+	-

Form of Indemnification Agreement, dated as of April 25, 1995, between Toreador Royalty Corporation and each of the members of our Board of Directors (previously filed as Exhibit 10.11 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

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

Subsidiaries of Toreador Resources Corporation (previously filed as Exhibit 21.1 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

23.1*	-	Consent of Ernst & Young LLP.

23.2*	-	Consent of Hein & Associates LLP.

23.3*	-	Consent of LaRoche Petroleum Consultants, Ltd.

24.1	-

Power of Attorney (previously filed as part of the Signatures in Part IV of Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

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

Date: August 9, 2005

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

2.1

–      Certificate of Ownership and Merger, effective June 5, 2000, merging Toreador Resources Corporation into Toreador Royalty Corporation (previously filed as Exhibit 2.1 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, File No. 0-2517, and incorporated herein by reference).

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

4.1

–      Settlement Agreement, dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 4.1 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, File No. 0-2517, and incorporated herein by reference).

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

EXHIBIT

NUMBER                 DESCRIPTION

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

EXHIBIT

NUMBER                 DESCRIPTION

10.2+

–      Toreador Royalty Corporation 1990 Stock Option Plan (previously filed as Exhibit 10.2 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, File No. 0-2517, and incorporated herein by reference).

10.3+

–      Amendment to Toreador Royalty Corporation 1990 Stock Option Plan, effective as of May 15, 1997 (previously filed as Exhibit 10.3 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, File No. 0-2517, and incorporated herein by reference) .

10.4+

–      Toreador Royalty Corporation Amended and Restated 1990 Stock Option Plan, effective as of September 24, 1998 (previously filed as Exhibit 10.4 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, File No. 0-2517, and incorporated herein by reference).

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

10.7+

–      Toreador Royalty Corporation 1994 Non-Employee Director Stock Option Plan (previously filed as Exhibit 10.7 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, File No. 0-2517, and incorporated herein by reference).

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

10.11+

–      Form of Indemnification Agreement, dated as of April 25, 1995, between Toreador Royalty Corporation and each of the members of our Board of Directors (previously filed as Exhibit 10.11 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, File No. 0-2517, and incorporated herein by reference).

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

EXHIBIT

NUMBER                 DESCRIPTION

10.14

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

10.16

–      Securities Purchase Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto (previously filed as Exhibit 10.24 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).

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

EXHIBIT

NUMBER                 DESCRIPTION

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

21.1

–      Subsidiaries of Toreador Resources Corporation (previously filed as Exhibit 21.1 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, File No. 0-2517, and incorporated herein by reference).

23.1*	– Consent of Ernst & Young LLP.
23.2*	– Consent of Hein & Associates LLP.
23.3*	– Consent of LaRoche Petroleum Consultants, Ltd.
24.1

–      Power of Attorney (previously filed as part of the Signatures in Part IV of Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, File No. 0-2517, and incorporated herein by reference).

EXHIBIT

NUMBER                 DESCRIPTION

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

TOREADOR RESOURCES CORPORATION

ITEM 8

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-2

Financial Statements

Consolidated Balance Sheets as of December 31, 2004 and 2003	F-4

Consolidated Statements of Operations for each of the three years in the period ended
December 31, 2004	F-5

Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the
period ended December 31, 2004	F-6

Consolidated Statements of Cash Flows for each of the three years in the period ended
December 31, 2004	F-8

Notes to Consolidated Financial Statements	F-10

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

Ernst & Young LLP

Dallas, Texas

April 11, 2003

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS	(in thousands, except per share data)
Current assets:
Cash and cash equivalents	$ 4,977	$ 2,819
Accounts and notes receivable	3,230	4,053
Royalty properties held for sale	—	13,157
Other	1,187	2,863
Total current assets	9,394	22,892

Oil and natural gas properties, net, using the
successful efforts method of accounting	79,667	64,459

Investments in unconsolidated entities	1,467	529
Goodwill	2,487	3,293
Other assets	1,659	369
Total assets	$ 94,674	$ 91,542
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 6,634	$ 6,881
Unrealized losses on commodity derivatives	—	1,159
Current portion of long-term debt	37	28,816
Income taxes payable	1,633	757
Total current liabilities	8,304	37,613

Long-term accrued liabilities	1,136	958
Long-term asset retirement obligation	2,331	1,698
Deferred tax liability	10,660	11,791
Convertible subordinated notes	7,500	—
Convertible debenture	1,485	2,160
Total liabilities	31,416	54,220

Commitments and contingencies (See Note 12)

Stockholders' equity:
Preferred stock, Series A & A-1, $1.00 par value, 4,000,000
shares authorized; liquidation preference of $3,850,000 and $8,000,000; 154,000 and 320,000 shares issued	154	320
Common stock, $0.15625 par value, 30,000,000
shares authorized; 11,724,146 and 10,058,544 shares issued	1,832	1,572
Capital in excess of par value	37,523	33,562
Retained earnings	24,323	18
Accumulated other comprehensive income	1,960	4,384
	65,792	39,856
Treasury stock at cost:
721,027 shares	(2,534)	(2,534)
Total stockholders' equity	63,258	37,322
Total liabilities and stockholder’s equity	$ 94,674	$ 91,542

See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Revenues:
Oil and natural gas sales	$ 22,336	$ 17,845	$ 17,456
Loss on commodity derivatives	(1,322)	(1,017)	(2,150)
Lease bonuses and rentals	14	18	69
Total revenues	21,028	16,846	15,375

Costs and expenses:
Lease operating	6,873	6,651	6,071
Exploration and acquisition	3,402	2,411	2,234
Depreciation, depletion and amortization	3,538	3,246	3,797
Impairment of oil and natural gas properties	—	171	525
Reduction in force	172	511	—
General and administrative	5,474	2,983	5,270
Total costs and expenses	19,459	15,973	17,897

Operating income (loss)	1,569	873	(2,522)

Other income (expense)
Equity in earnings (loss) of unconsolidated investments	(18)	22	(1,186)
Gain (loss) on sale of properties and other assets	(336)	80	(2,143)
Foreign currency exchange gain	5,044	979	437
Turkish currency remeasurement	(1,140)	—	—
Other income (expense)	396	173	(621)
Interest expense	(1,611)	(1,193)	(1,692)
Total other income (expense)	2,335	61	(5,205)

Income (loss) from continuing operations before income taxes	3,904	934	(7,727)
Benefit from income taxes	(3,576)	(266)	(2,061)
Income (loss) from continuing operations, net of income taxes	7,480	1,200	(5,666)
Income (loss) from discontinued operations, net of income taxes (See Note 14)	17,539	1,182	(441)
Income (loss)	25,019	2,382	(6,107)
Dividends on preferred shares	714	500	374
Net income (loss) applicable to common shares	$ 24,305	$ 1,882	$ (6,481)

Basic income (loss) per share from:
Continuing operations	$ 0.71	$ 0.07	$ (0.65)
Discontinued operations	1.83	0.13	(0.04)
	$ 2.54	$ 0.20	$ (0.69)

Diluted income (loss) per share from:
Continuing operations	$ 0.60	$ 0.07	$ (0.65)
Discontinued operations	1.37	0.13	(0.04)
	$ 1.97	$ 0.20	$ (0.69)

Weighted average shares outstanding
Basic	9,571	9,338	9,343
Diluted	12,817	9,347	9,343

See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock, Shares and $ Amount	Common Stock	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	(in thousands)
Balance at December 31, 2001	160	$ 1,572	10,059	$ 29,593	$ 4,617	$ (33)	$ (2,354)
Issuance of preferred stock	37	-	-	854	-	-	-
Payment of preferred dividends	-	-	-	-	(374)	-	-
Purchase of treasury stock	-	-	-	-	-	-	(180)
Other	-	-	-	63	-	-	-
Comprehensive loss:
Net loss	-	-	-	-	(6,107)	-	-
Foreign currency translation adjustment	-	-	-	-	-	2,228	-
Change in fair value of available-
for-sale securities	-	-	-	-	-	(62)	-
Losses reclassified to net loss	-	-	-	-	-	7	-
Total comprehensive loss
Balance at December 31, 2002	197	$ 1,572	10,059	$ 30,510	$ (1,864)	$ 2,140	$ (2,534)
Issuance of preferred stock	123	-	-	2,952	-	-	-
Payment of preferred dividends	-	-	-	-	(500)	-	-
Issuance of warrants	-	-	-	100	-	-	-
Comprehensive income:
Net income	-	-	-	-	2,382	-	-
Foreign currency translation adjustment	-	-	-	-		2,206	-
Change in fair value of available-
for-sale securities	-	-	-	-	-	8	-
Losses reclassified to net income	-	-	-	-	-	30	-
Total comprehensive income							-
Balance at December 31, 2003	320	$ 1,572	10,059	$ 33,562	$ 18	$ 4,384	$ (2,534)
Issuance of preferred stock	-	-	-	-	-	-	-
Payment of preferred dividends	-	-	-	-	(714)	-	-
Conversion of preferred stock	(166)	162	1038	4	-	-	-
Conversion of convertible debenture	-	16	100	659	-	-	-
Issuance of common stock	-	82	527	2,286	-	-	-
Tax benefit from exercise of stock options	-	-	-	1,012	-	-	-
Comprehensive income:
Net income	-	-	-	-	25,019	-	-
Realized gain on foreign currency transactions	-	-	-	-	-	(5,044)	-
Foreign currency translation adjustment	-	-	-	-	-	1,197	-
Change in tax deferred liabilities	-	-	-	-	-	1,423	-
Total comprehensive income							-
Balance at December 31, 2004	154	$ 1,832	11,724	$ 37,523	$ 24, 323	$ 1,960	$ (2,534)

See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(CONTINUED)

	Treasury Shares	Total Stockholders’ Equity
(in thousands)
Balance at December 31, 2001	681	$ 33,555
Issuance of preferred stock	-	891
Payment of preferred dividends	-	(374)
Purchase of treasury stock	40	(180)
Other	-	63
Comprehensive loss:
Net loss	-	(6,107)
Foreign currency translation adjustment	-	2,228
Change in fair value of available-
for-sale securities	-	(62)
Losses reclassified to net loss	-	7
Total comprehensive loss		(3,934)
Balance at December 31, 2002	721	$ 30,021
Issuance of preferred stock	-	3,075
Payment of preferred dividends	-	(500)
Issuance of warrants	-	100
Comprehensive income:
Net income	-	2,382
Foreign currency translation adjustment	-	2,206
Change in fair value of available-
for-sale securities	-	8
Losses reclassified to net income	-	30
Total comprehensive income		4,626
Balance at December 31, 2003	721	$ 37,322
Issuance of preferred stock	-	-
Payment of preferred dividends	-	(714)
Conversion of preferred stock	-	-
Conversion of convertible debenture	-	675
Issuance of common stock	-	2,368
Tax benefit from exercise of stock options	-	1,012
Comprehensive income:
Net income	-	25,019
Realized gain on foreign currency transactions	-	(5,044)
Foreign currency translation adjustment	-	1,197
Change in tax deferred liabilities	-	1,423
Total comprehensive income		22,595
Balance at December 31, 2004	721	$ 63,258

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$ 25,019	$ 2,382	$ (6,107)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation, depletion and amortization	3,538	3,925	5,034
Amortization of deferred debt issuance cost	384	—	—
Remeasurement of Turkish currency	1,140	—	—
Impairment of oil and natural gas properties	—	171	529
Loss (gain) on sale of properties	(28,406)	(120)	2,129
Dry holes and abandonments	583	1,271	1,084
Realized gain of foreign currency transactions	(5,044)	—	—
Unrealized gains (losses) on commodity derivatives	(1,159)	123	2,029
Equity in (earnings) loss of unconsolidated investments	18	(22)	1,186
Other operating activities	—	39	65
Cash flows (used by) from operating activities before changes
in working capital	(3,927)	7,769	5,949
Decrease (increase) in operating assets:
Accounts and notes receivable	960	(21)	(266)
Income taxes receivable	—	512	(512)
Other current assets	1,260	(1,321)	(13)
Other assets	(431)	75	124
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(354)	(318)	2,615
Income taxes payable	1,379	757	(279)
Deferred tax liabilities	1,181	(574)	(1,319)
Other	26	—	63
Net cash provided by operating activities	94	6,879	6,362

Cash flows from investing activities:
Expenditures for oil and natural gas properties	(16,743)	(3,713)	(6,178)
Proceeds from the sale of oil and natural gas properties	42,125	424	4,628
Purchase of marketable securities	—	—	(51)
Proceeds from sale of marketable securities	—	48	253
Distributions from unconsolidated entities	255	—	—
Investment in and advances to unconsolidated entities, net	(1,211)	—	(320)
Net cash provided by (used in) investing activities	24,426	(3,241)	(1,668)

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

INVENTORIES

At December 31, 2004 and 2003, other current assets included $530,000 and $854,000 of inventory, respectively. Those amounts consist of technical equipment and crude oil held in storage tanks. We record inventories at the lower of actual cost or market.

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

REVENUE RECOGNITION

Our French crude oil production accounts for the majority of our sales. We sell our French crude oil to Elf Antar France S.A. (“ELF”), and recognize the related revenues when the production is delivered to ELF’s refinery, typically via truck. At the time of delivery to the plant, title to the crude oil transfers to ELF. The terms of the contract with ELF state that the price received for oil sold will be the arithmetic mean of all average daily quotations of Dated Brent published in Platt’s Oil Market Wire for the month of production less a specified differential per barrel. The pricing of oil sales is done on the first day of the month following the month of production. In accordance with the terms of the contract, payment is made within six working days of the date of issue of the invoice. The contract with ELF is automatically extended for a period of one year unless either party cancels it in writing no later than six months prior to the beginning of the next year. We periodically review ELF’s payment timing to ensure that receivables from ELF for crude oil sales are collectible.

We recognize revenue for our remaining production when the quantities are delivered to or collected by the respective purchaser. Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices. The purchasers of such production have historically made payment for crude oil and natural gas purchases within thirty and sixty days of the end of each production month, respectively. We periodically review the difference between the dates of production and the dates we collect payment for such production to ensure that receivables from those purchasers are collectible. All transportation costs are accounted for as a reduction of oil and natural gas sales revenue.

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INCOME TAXES

We are subject to income taxes in the United States, France, and Turkey. The current provision for taxes on income consists primarily of income taxes based on the tax laws and rates of the countries in which operations were conducted during the periods presented. We compute our provision for deferred income taxes using the liability method. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are measured using the enacted tax rates and laws. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the future tax benefits to the extent, based on available evidence it is more likely than not deferred tax assets will be realized. Goodwill was reduced by $929,000 in 2004 for a corresponding reduction in deferred tax liabilities which resulted from the recognition of prior Madison Oil Company net operating losses. At the end of 2003, we made a commitment to be fully reinvested in our international subsidiaries. Accordingly, in 2003, we reversed the deferred tax liability originally booked as a result of the acquisition of Madison Oil Company against goodwill in the amount of $2.4 million. This amount represented the tax effect of the difference between the financial reporting and tax basis of the net assets of Madison Oil Company at the time of the acquisition. The balance of the deferred tax liability at December 31, 2004 is $10.7 million.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

NEW ACCCOUNTING PRONOUNCEMENTS

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

	Year ended December 31,
	2004		2003		2002
	(in thousands, except per share data)
Basic earnings (loss) per share:
Numerator
Net income (loss) from continuing operations, net of income tax	$ 7,480		$ 1,200		$ (5,666)
Income from discontinued operations, net of income tax	17,539		1,182		(441)

Net income (loss)	25,019		2,382		(6,107)
Less: dividends on preferred shares	714		500		374

Net income (loss) applicable to common shares	$ 24,305		$ 1,882		$ (6,481)

Denominator
Common shares outstanding	9,571		9,338		9,343

Basic earnings (loss) per share from:
Continuing operations	$ 0.71		$ 0.07		$ (0.65)
Discontinued operations	1.83		0.13		(0.04)

Net income (loss) per share applicable to common shares	$ 2.54		$ 0.20		$ (0.69)

Diluted earnings (loss) per share:
Numerator
Net income (loss) from continuing operations, net of income tax	$ 7,480		$ 1,200		$ (5,666)
Income from discontinued operations, net of income tax	17,539		1,182		(441)

Net income (loss)	25,019		2,382		(6,107)
Plus: interest on convertible debt	265		N/A	(1)	N/A (1)
Less: dividends on preferred shares	N/A	(2)	500		374

Net income (loss) applicable to commons share	$ 25,284		$ 1,882		$ (6,481)

Denominator
Common shares outstanding	9,571		9,338		9,343
Common stock options and warrants	523		9		N/A (1)
Conversion of preferred shares	1,997		N/A	(1)	N/A (1)
Conversion of notes payable	410		N/A	(1)	N/A (1)
Conversion of debentures	316		N/A	(1)	N/A (1)

Diluted shares outstanding	12,817		9,347		9,343

Diluted earnings (loss) per share from:
Continuing operations	$ 0.60		$ 0.07		$ (0.65)
Discontinued operations	1.37		0.13		(0.04)

Net income (loss) per share applicable to common shares	$ 1.97		$ 0.20		$ (0.69)

__________

(1) Conversion of these securities would be antidilutive therefore there are no dilutive shares.
(2) Conversion of preferred shares would be dilutive therefore we assume no dividends would have been paid.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

	December 31,
	2004	2003
	(in thousands)
Accrued oil and natural gas sales receivable	$ 2,566	$ 3,978
Taxes receivable	611	—
Trades receivables	26	46
Other receivables	27	29

	$ 3,230	$ 4,053

5.	PROPERTIES AND EQUIPMENT

Oil and Natural Gas Properties consist of the following:

	December 31,
	2004	2003
	(in thousands)
Licenses and concessions	$ 3,505	$ 3,407
Non-producing leaseholds	11,556	3,675
Producing leaseholds and intangible drilling costs	74,847	64,372
Lease and well equipment	1,926	2,052
Furniture, fixtures and office equipment	1,449	1,093

	93,283	74,599
Accumulated depreciation, depletion and amortization	(13,616)	(10,140)

	79,667	64,459
Royalty properties held available for sale, net (See Note 14)	—	13,157

Total oil and natural gas properties	$ 79,667	$ 77,616

During 2004, we sold various properties and equipment for $42.1 million (net of closing costs) resulting in a gain of $28.4 million before tax. During 2003, we sold various properties and equipment for $424,000 (net of closing costs) resulting in a gain of $120,000 before tax.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

In February 2004, we acquired 45% of ePsolutions. Based in Austin, Texas, ePsolutions is a software and energy services company driven by a professional team with over 40 years of combined experience in the electric industry and deregulated energy markets. ePsolutions is the developer of emPower system, a CIS, EDI and Billing solution for energy companies within deregulated energy markets. At December 31, 2004 our investment in ePsolutions amounted to $799,000. We recorded equity in the loss of ePsolutions of $312,000 in 2004.

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

As part of our acquisition of Madison Oil Company, we acquired a 25% interest in Trinidad Exploration and Development, Ltd. (“TED”). TED is involved in oil exploration in the Southwest Cedros Peninsula of Trinidad. Our investment in TED amounted to $2,652,000 at December 31, 2002 before any impairment. In addition to our investment in TED, we also had a note receivable of $500,000 from TED. During 2002, we were unsuccessful in our arbitration case against TED’s majority shareholder, and our interest was diluted from 25% to 16.33%. Due to the reduction in our ownership, we recorded a charge of approximately $920,000 in 2003 as equity in earnings of unconsolidated investments, reflecting the diminished valuation of the ultimate amount estimated to be recovered from our investment. Additionally, we evaluated our ability to collect our receivable from TED and reserved 50% of the receivable, or $250,000. During 2003, our interest in TED was converted from an equity interest to a 1% overriding royalty interest. Accordingly, our investment in TED, the note receivable and the related contra receivable were reclassified as oil and natural gas properties in 2003. Our investment in TED amounted to zero at December 31, 2004.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2004	2003
	(in thousands)
Revolving line of credit with Bank of Texas, N.A.	$ —	$ 17,016
Revolving line of credit with Barclays Bank, PLC	—	11,800
Revolving line of credit with Texas Capital Bank, N.A.	37	—

	37	28,816
Less: current portion	(37)	28,816

	$ —	$ —

REVOLVING LINE OF CREDIT WITH NATEXIS BANQUES POPULAIRES

On December 23, 2004, we entered into a five-year $15.0 million reserve-based borrowing facility with a French lender to finance the development of our existing French fields, acquisitions of new fields, general working capital and our corporate purposes. The facility bears interest at a floating rate of 2.25-2.75% above LIBOR (2.40% at December 31, 2004) depending on the principal outstanding. The facility is collateralized by certain of our French assets, including contracts relating to our rights and interests in our French fields, our direct and indirect equity interests in certain of our subsidiaries and payments received from the sale of our French production. Toreador and certain of its U.S. and French subsidiaries have each guaranteed the obligations under the facility. This facility will require monthly interest payments until December 23, 2009, at which time all unpaid principal and interest are due. Under the $15.0 million facility borrowings of approximately $8.0 million are available at March 30, 2005. The $15.0 million facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets, change of control and management, limitations on the distribution of stock dividends and require us to meet certain financial requirements. Specifically, we must maintain an interest cost ratio of not less than 4.00 to 1.00, an indebtedness ratio of not less than 1.00 to 1.00, asset life cover ratio of not less than 1.25 to 1.00, a loan life cover ratio equal to or greater than 1.15 to 1.00 and a debt service coverage ratio equal to or greater than 1.10 to 1.00. As of December 31, 2004, we were in compliance with all covenants.

REVOLVING LINE OF CREDIT WITH TEXAS CAPITAL BANK, N.A.

On December 30, 2004, we entered into a five-year $25.0 million reserve-based borrowing facility with Texas Capital Bank, N.A. in order to finance the development and acquisition of oil and natural-gas interests both domestically and internationally and for working capital purposes. The facility bears interest at a rate of prime less 0.5% (5.25% at December 31, 2004) and is collateralized by our domestic working interests. The borrowers under this facility are two of our domestic subsidiaries, and Toreador has guaranteed the obligations. At December 31, 2004, we had approximately an additional $3.3 million available for borrowings. The $25.0 million facility requires monthly interest payments until January 1, 2019 at which time all unpaid principal and interest are due. The $25 million facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets, change of control and management and require us to meet certain financial requirements. Specifically, we must maintain a current ratio of 1.25 to 1.00 (exclusive of amounts due under revolving credit arrangements) and an interest coverage ratio of not less than 3.00 to 1.00. As of December 31, 2004, we were in compliance with all covenants.

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	LONG-TERM DEBT, continued

REVOLVING LINE OF CREDIT WITH BARCLAYS BANK, PLC

As part of our acquisition of Madison Oil Company, we assumed a revolving credit facility with Barclays Bank, Plc (the “Barclays Facility”) that was to mature on December 31, 2005 and was secured by the production from our French properties. We had $11.8 million outstanding at December 31, 2003 under the Barclays Facility. During 2003, we used $2.8 million of our available cash flow to reduce the amounts outstanding under the Barclays Facility. We discharged the Barclays Facility in January 2004 with a portion of the proceeds from the Royalty Sale. Under the terms of the Warrant Buyback Letter dated May 19, 2003, we were required to buy 500,000 outstanding warrants back from Barclays for the sum of $100,000 upon final settlement of the Barclays Facility. Additionally, we were required to make a final settlement payment totaling $925,000 less the amounts of any payments made to Barclays for interim fees due before the final settlement under the terms of the Settlement Fee Letter dated May 19, 2003. The settlement payment amount after deduction of the interim fees paid to Barclays was approximately $806,000.

When we repaid the Barclays Facility in January 2004, we realized a foreign currency translation gain of approximately $5.0 million (3.9 million Eurodollars) which was previously included in accumulated other comprehensive income (loss) in stockholders’ equity at December 31, 2003. The gain is reflected in other income (expense) as foreign currency exchange gain on the statement of operations for the year ended December 31, 2004.

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

CONVERTIBLE DEBENTURE

As part of our acquisition of Madison Oil Company, we assumed and amended a convertible debenture (“Debenture”) payable to PHD Partners LP. The general partner of PHD Partners LP is a corporation wholly owned by David M. Brewer, a director and significant stockholder of Toreador. The amended and restated debenture used to bear interest at 10% per annum and was due on March 31, 2006. At the holders’ option, the amended and restated debenture could be converted into common stock at a ratio of $6.75 per share. We originally had 319,962 common shares reserved for issuance related to the conversion of the amended and restated debenture. As of March 31, 2004, the amended and restated debenture was amended and restated to bear interest at 6% per annum, eliminate Madison Oil Company's right under certain circumstances to force a conversion of the principal into shares of Toreador common stock and eliminate Madison Oil Company's ability to repay principal prior to maturity. At the holder's option, the second amended and restated convertible debenture can be converted into Toreador common stock at a conversion price of $6.75 per share. In December 2004, PHD Partners LP converted $675,000 of the second amended and restated debenture into 100,000 shares of our common stock. As a result, at December 31, 2004 the outstanding principal amount of the second amended and restated convertible debenture was approximately $1.5 million. We have 219,962 shares of common stock reserved for issuance related to the conversion of the second amended and restated convertible debenture. Interest payments made to PHD Partners LP were $352,416, $108,437 and $149,992 in 2004, 2003 and 2002, respectively.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As part of our acquisition of Madison Oil Company, we issued warrants for the purchase of 111,509 shares of our common stock. Currently there are 4,130 warrants at $8.05 that expire in July 2010, 11,800 warrants at $5.37 that expire in August 2010 and 7,080 warrants at $4.30 that expire in November 2010. The 88,499 remaining warrants expired in 2002.

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

9. INCOME TAXES

The Company's provision (benefit) for income taxes consists of the following (see Note 14 for discontinued operations):

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Current:
U.S. Federal	$ 7,122	$ 95	$ (425)
U.S. State	1,010	108	48
Foreign	(611)	689	1,912
Deferred:
U.S. Federal	(243)	(10)	(1,871)
U.S. State	—	(1)	(170)
Foreign	—	(689)	(1,729)

	$ 7,278	$ 192	$ (2,235)

The tax provision (benefit) has been allocated between continuing operations and discontinued operations as follows:

Provision (benefit) allocated to:
Continuing operations	$ (3,576)	$ (266)	$ (2,061)
Discontinued operations	10,854	458	(174)

	$ 7,278	$ 192	$ (2,235)

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	INCOME TAXES (continued)

The primary reasons for the difference between tax expense at the statutory federal income tax rate and our provision for income taxes were:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Statutory tax at 34%	$10,838	$875	$(2,836)
Rate differential on foreign operations	169	50	8
Use of NOL carryforwards	(4,486)	(523)	—
State income tax, net	1,010	71	(81)
Release of tax reserve	(554)	—	—
Adjustments to valuation allowance	503	450	553
Other	(202)	(731)	121

	$7,278	$192	$(2,235)

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

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Revenues:
Oil and natural gas sales	$ 139	$ 7,261	$ 5,613
Lease bonuses and rentals	—	341	743
Loss on commodity derivatives	—	(1,304)	(1,894)

Total revenues	139	6,298	4,462
Costs and expenses:
Lease operating	(9)	1,046	609
Depreciation, depletion and amortization	—	679	1,237
Impairment of oil and gas properties	—	—	4
Allocated general and administrative	161	2,222	2,452
Interest expense	305	711	775

Total costs and expenses	457	4,658	5,077
Gain on sale of properties	28,711	—	—

Income (loss) before taxes	28,393	1,640	(615)
Income tax provision (benefit)	10,854	458	(174)

Income (loss) from discontinued operations (U.S.)	$ 17,539	$ 1,182	$ (441)

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

	United States		France		Turkey		Total
	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)	Oil (MBbl)	Gas (MMcf)
PROVED RESERVES
December 31, 2001	2,006	12,923	8,272	—	936	—	11,214	12,923
Revisions of previous estimates	450	1,531	3,136	—	149	—	3,735	1,531
Extensions, discoveries, and other additions	84	1,300	250	—	1	—	335	1,300
Sale of reserves	(415)	(1,811)	—	—	—	—	(415)	(1,811)
Production	(238)	(1,822)	(415)	—	(114)	—	(767)	(1,822)

December 31, 2002	1,887	12,121	11,243	—	972	—	14,102	12,121
Revisions of previous estimates	133	758	106	—	12	—	251	758
Extensions, discoveries, and other additions	11	365	—	—	—	—	11	365
Sale of reserves	(3)	(401)	—	—	—	—	(3)	(401)
Production	(190)	(1,561)	(374)	—	(92)	—	(656)	(1,561)

December 31, 2003	1,838	11,282	10,975	—	892	—	13,705	11,282
Revisions of previous estimates	114	(574)	956	—	(190)	—	880	(574)
Extensions, discoveries, and other additions	—	143	—	—	—	—	—	143
Sale of reserves	(1,103)	(5,400)	—	—	—	—	(1,103)	(5,400)
Production	(69)	(581)	(395)	—	(75)	—	(539)	(518)

December 31, 2004	780	4,933	11,536	—	627	—	12,943	4,933

PROVED DEVELOPED RESERVES
December 31, 2002	1,749	11,987	7,388	—	766	—	9,903	11,987

December 31, 2003	1,709	11,158	6,571	—	583	—	8,863	11,158

December 31, 2004	775	4,875	7,309	—	360	—	8,444	4,875

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	SUPPLEMENTAL OIL AND NATURAL GAS RESERVES AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)

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

	United States	France	Turkey	Total
	(in thousands)
As of December 31, 2002
Future cash inflows	$ 109,720	$ 331,739	$ 28,143	$ 469,602
Future production costs	25,933	135,706	10,132	171,771
Future development costs	353	14,595	1,470	16,418
Future income tax expense	25,194	58,717	5,417	89,328

Future net cash flows	58,240	122,721	11,124	192,085
10% annual discount for estimated
timing of cash flows	23,622	69,878	3,541	97,041

Standardized measure of discounted future
net cash flows related to proved reserves	$ 34,618	$ 52,843	$ 7,583	$ 95,044

As of December 31, 2003
Future cash inflows	$ 121,802	$ 303,691	$ 23,412	$ 448,905
Future production costs	28,173	141,351	8,735	178,259
Future development costs	352	17,443	1,960	19,755
Future income tax expense	29,610	45,819	4,143	79,572

Future net cash flows	63,667	99,078	8,574	171,319
10% annual discount for estimated
timing of cash flows	27,087	56,447	3,056	86,590

Standardized measure of discounted future
net cash flows related to proved reserves	$ 36,580	$ 42,631	$ 5,518	$ 84,729

As of December 31, 2004
Future cash inflows	$ 62,256	$ 432,828	$ 20,919	$ 516,003
Future production costs	25,432	182,574	7,861	215,867
Future development costs	164	25,902	1,470	27,536
Future income tax expense	10,385	72,183	1,691	84,259

Future net cash flows	26,275	152,169	9,897	188,341
10% annual discount for estimated
timing of cash flows	12,134	97,838	3,257	113,229

Standardized measure of discounted future
net cash flows related to proved reserves	$ 14,141	$ 54,331	$ 6,640	$ 75,112

The prices of oil and natural gas at December 31, 2004, 2003, and 2002 used in the above table, were $37.55, $27.87 and $29.30 per Bbl of oil, respectively, and $5.99, $5.90 and $4.62 per Mcf of natural gas, respectively.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	SUPPLEMENTAL OIL AND NATURAL GAS RESERVES AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)

(continued)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH RELATING TO PROVED OIL AND NATURAL GAS RESERVES

The following are the principal sources of change in the standardized measure:

	United States	France	Turkey	Total
	(in thousands)
Balance at December 31, 2001	$ 25,759	$ 20,887	$ 2,928	$ 49,574
Sales of oil and natural gas, net	(8,920)	(5,953)	(1,516)	(16,389)
Net changes in prices and production costs	22,575	33,426	6,733	62,734
Extensions and discoveries	3,770	1,479	26	5,275
Revisions of previous quantity estimates	8,174	20,698	1,746	30,618
Net change in income taxes	(8,422)	(17,752)	(2,327)	(28,501)
Accretion of discount	2,576	2,089	293	4,958
Sale of reserves	(6,441)	—	—	(6,441)
Other	(4,453)	(2,030)	(300)	(6,783)

Balance at December 31, 2002	34,618	52,844	7,583	95,045
Sales of oil and natural gas, net	(10,636)	(5,343)	(1,430)	(17,409)
Net changes in prices and production costs	7,978	(13,108)	(1,718)	(6,848)
Extensions and discoveries	981	—	—	981
Revisions of previous quantity estimates	3,209	839	212	4,260
Net change in income taxes	(2,381)	5,571	1,032	4,222
Accretion of discount	3,462	5,284	758	9,504
Sales of reserves	(61)	—	—	(61)
Other	(590)	(3,456)	(919)	(4,965)

Balance at December 31, 2003	36,580	42,631	5,518	84,729
Sales of oil and natural gas, net	(4,273)	(9,514)	(1,520)	(15,307)
Net changes in prices and production costs	(4,264)	28,408	2,450	26,594
Net change on future development costs	77	(4,962)	119	(4,766)
Extensions and discoveries	309	—	—	309
Revisions of previous quantity estimates	229	8,065	(2,712)	5,582
Previously estimated development costs incurred	45	4,296	316	4,657
Net change in income taxes	7,922	(17,922)	1,310	(8,690)
Accretion of discount	4,321	6,019	761	11,101
Sales of reserves	(25,020)	—	—	(25,020)
Other	(1,785)	(2,690)	398	(4,077)

Balance at December 31, 2004	$ 14,141	$ 54,331	$ 6,640	$ 75,112