Form 10-Q
period 2005-06-30
TOREADOR RESOURCES CORP
filed 2005-08-12
CIK 98720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:
June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-02517
TOREADOR RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-0991164
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)
4809 Cole Avenue, Suite 108
Dallas, Texas 75205
(Address of principal executive office)
Registrant’s telephone number, including area code: (214) 559-3933
Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2005, there were 14,330,947 shares of common stock outstanding.

TOREADOR RESOURCES CORPORATION

TOREADOR RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,806	$4,977
Accounts and notes receivable	4,456	3,230
Income taxes receivable	3,515	—
Other	2,288	1,187

Total current assets	20,065	9,394

Oil and gas properties, net, using successful efforts method of accounting	105,920	79,667
Investments in unconsolidated entities	2,100	1,467
Goodwill	2,487	2,487
Other assets	1,294	1,659

	$131,866	$94,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,183	$6,634
Convertible debenture – related party	1,485	37
Income taxes payable	—	1,633

Total current liabilities	13,668	8,304

Long-term accrued liabilities	547	1,136
Long-term asset retirement obligation	2,175	2,331
Deferred income tax liability	11,409	10,660
Convertible subordinated notes	—	7,500
Convertible debenture – related party	—	1,485

Total liabilities	27,799	31,416

Stockholders’ equity:
Preferred stock, Series A-1, $1.00 par value, 4,000,000 shares authorized; liquidation preference of $1,800,000; 72,000 and 154,000 shares issued	72	154
Common stock, $0.15625 par value, 30,000,000 shares authorized;14,990,974 and 11,724,146 shares issued	2,342	1,832
Additional paid-in capital	80,262	37,523
Retained earnings	27,148	24,323
Accumulated other comprehensive income (loss)	(3,223)	1,960

	106,601	65,792
Treasury stock at cost, 721,027 shares	(2,534)	(2,534)

Total stockholders’ equity	104,067	63,258

	$131,866	$94,674

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share data)
(UNAUDITED)

	Three Months Ended June 30,
	2005	2004
Revenue:
Oil and natural gas sales	$7,164	$5,184
Gain (loss) on commodity derivatives	—	(50)

Total revenues	7,164	5,134

Operating costs and expenses:
Lease operating	2,140	1,509
Exploration and acquisition	431	324
Depreciation, depletion and amortization	950	798
Reduction in force	5	—
General and administrative	1,950	1,249

Total operating costs and expenses	5,476	3,880

Operating income	1,688	1,254
Other income (expense):
Equity in earnings of unconsolidated investments	35	15
Gain on sale of properties and other assets	12	37
Foreign currency exchange loss	(53)	(85)
Interest and other income	100	15
Interest expense	(103)	(64)

Total other expense	(9)	(82)

Income before taxes	1,679	1,172
Income tax benefit	(185)	(132)

Income from continuing operations	1,864	1,304
Income from discontinued operations, net of tax	1	31

Net income	1,865	1,335
Preferred dividends	(40)	(180)

Income available to common shares	$1,825	$1,155

Basic income per share	$0.13	$0.12

Diluted income per share	$0.12	$0.11

Weighted average shares outstanding:
Basic	14,171	9,479

Diluted	15,610	12,314

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share data)
(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Revenue:
Oil and natural gas sales	$13,578	$9,442
Loss on commodity derivatives	—	(460)
Lease bonuses and rentals	—	14

Total revenues	13,578	8,996

Operating costs and expenses:
Lease operating	4,260	3,433
Exploration and acquisition	805	552
Depreciation, depletion and amortization	1,867	1,614
Reduction in force	5	118
General and administrative	3,754	2,652

Total operating costs and expenses	10,691	8,369

Operating income	2,887	627
Other income (expense):
Equity in earnings (losses) of unconsolidated investments	124	(53)
Gain on sale of properties and other assets	12	10
Foreign currency exchange gain (loss)	(40)	4,814
Interest and other income	345	178
Interest expense	(34)	(1,060)

Total other income	407	3,889

Income before taxes	3,294	4,516
Income tax benefit	(123)	(532)

Income from continuing operations	3,417	5,048
Income from discontinued operations, net of tax	11	18,273

Net income	3,428	23,321
Preferred dividends	(603)	(360)

Income available to common shares	$2,825	$22,961

Basic income per share from:
Continuing operations	$0.21	$0.50
Discontinued operations	—	1.93

	$0.21	$2.43

Diluted income per share from:
Continuing operations	$0.20	$0.39
Discontinued operations	—	1.53

	$0.20	$1.92

Weighted average shares outstanding:
Basic	13,490	9,457

Diluted	14,565	11,973

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,428	$23,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,867	1,614
Dry holes and abandonments	126	—
Gain on sale of properties	(12)	(28,756)
Unrealized losses on commodity derivatives	—	(263)
Equity in (earnings) losses of unconsolidated investments	(124)	53
Stock based compensation	77	—
Realized gains on foreign currency transactions	(10)	(4,767)
(Increase) decrease in accounts and notes receivables	(1,453)	300
Increase in income taxes receivable	(3,515)	—
Increase in other current assets	(1,702)	(215)
Increase (decrease) in accounts payable and accrued liabilities	4,698	(1,661)
Increase (decrease) in income taxes payable	(1,633)	6,972
Deferred income taxes	2,521	274

Net cash provided by (used in) operating activities	4,268	(3,128)

Cash flows from investing activities:
Expenditures for property and equipment	(33,804)	(5,763)
Proceeds from the sale of properties and equipment	28	41,950
Investment in unconsolidated subsidiaries	(510)	(329)

Net cash provided by (used in) investing activities	(34,286)	35,858

Cash flows from financing activities:
Borrowings from long-term debt	1,963	—
Repayments of long-term debt	(2,000)	(28,816)
Proceeds from issuance of common stock, net	34,180	958
Payment of preferred dividends	(105)	(360)

Net cash provided by (used in) financing activities	34,038	(28,218)

Net increase in cash and cash equivalents	4,020	4,512
Effects of foreign currency translation on cash and cash equivalents	809	(244)
Cash and cash equivalents, beginning of period	4,977	2,819

Cash and cash equivalents, end of period	$9,806	$7,087

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
The consolidated financial statements of Toreador Resources Corporation and subsidiaries (the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated balance sheet at December 31, 2004 is derived from the December 31, 2004 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2004 annual report on Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Unless otherwise noted, amounts reported in tables are in thousands, except per share and product per unit data.
NOTE 2 – ACQUISITION
In June 2005, we acquired 100% of Pogo Hungary Ltd., a wholly owned subsidiary of Pogo Producing Company. The purchase price was approximately $9 million and was allocated as follows:

Value Allocated
Cash and other current assets	$274
Plant, property and equipment – materials and supplies inventory	3,128
Non-producing lease cost	5,945
Other assets	413
Accounts payable	(760)

Total purchase price allocation	$9,000

The existing reserves and all of the exploration acreage are comprised of two blocks in the Pannonian Basin. The Szolnok Block contains 646,724 acres and the Tompa Block contains 117,756 acres. Toreador also acquired approximately 930 km of 2D and 562 sq. km of 3D seismic on both blocks. Several prospects have been delineated on these blocks and are ready to be drilled. Both of these exploration permits expire in March 2009.
The casing and tubular inventory is being put to immediate use in our operations in Turkey, France and Romania.

NOTE 3 – COMPREHENSIVE INCOME
The following table presents the components of comprehensive income (loss), net of related tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income applicable to common shares	$1,825	$1,155	$2,825	$22,961
Foreign currency translation adjustment	(3,297)	84	(5,183)	(4,719)
Other	—	(1)	—	(4)

Comprehensive income (loss)	$(1,472)	$1,238	$(2,358)	$18,238

NOTE 4 – DISCONTINUED OPERATIONS
In January 2004, we sold our U. S. mineral and royalty assets to Black Stone Acquisition Partners I, L. P., for approximately $45 million.
The following table compares discontinued operations for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30.
	2005	2004
Revenues:
Oil and natural gas sales	$10	$86

Total revenues	10	86
Costs and expenses:
Lease operating	(1)	9
General and administrative	—	18
Interest	—	305

Total costs and expenses	(1)	332
Gain on sale of properties	—	28,736

Income before taxes	11	28,490
Income tax provision	—	10,217

Income from discontinued operations	$11	$18,273

NOTE 5 – ASSET RETIREMENT OBLIGATIONS
We apply Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred if a reasonable estimate of fair value can be made. No wells were abandoned in the quarter ended June 30, 2005 or the quarter ended June 30, 2004. Changes in asset retirement obligations during the six months ended June 30, 2005 and 2004 were as follows:

	2005	2004
Asset retirement obligation January 1	$2,331	$1,781
Asset retirement accretion expense	69	32
Less: plugging cost	—	—
Less: property sold	—	—
Foreign exchange gain	(225)	—

Asset retirement obligation at June 30	$2,175	$1,813

NOTE 6 – STOCK BASED COMPENSATION
Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”) encourages, but does not require, the adoption of a fair value-based method of accounting for employee stock-based transactions. We have elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”), and related interpretations in accounting for our employee stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of our stock at the date of the grant above the amount an employee must pay to acquire the stock.
Had compensation costs for employees under our two stock-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the method prescribed by Statement 123, our net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income applicable to common shares, as reported	$1,825	$1,155	$2,825	$22,961
Basic earnings per share a reported	0.13	0.12	0.21	2.43
Diluted earnings per share reported	0.12	0.11	0.20	1.95
Pro-forma stock-based compensation costs under the fair value method, net of related tax	15	733	41	789
Pro-forma income applicable to common shares, as under the fair-value method	1,810	422	2,784	22,172
Pro-forma basic earnings per share under the fair-value method	0.13	0.04	0.21	2.34
Pro-forma diluted earnings per share under the fair-value method	0.12	0.04	0.20	1.86
In May 2005, stockholders approved the Toreador Resources Corporation 2005 Long-Term Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 250,000 shares of the Company’s common stock to key employees, key consultants and outside directors of the Company. In May 2005, the Board of Directors authorized a total 86,200 shares of restricted stock be granted to employees and non-employee directors. The closing price of the Company’s common stock on the date of the grant, May 19, 2005, was $16.90. Stock compensation expense of $77,686, is included in the Statement of Operations, which represents the cost recognized from the date of the grant through June 30, 2005.
NOTE 7 – GEOGRAPHIC OPERATING SEGMENT INFORMATION
We have operations in only one industry segment, the oil and natural gas exploration and production industry. We are structured along geographic operating segments or regions. As a result, we have reportable operations in the United States, France, Turkey, Romania and Hungary was added as a result of the acquisition described in Note 2.
The following tables provide the geographic operating segment data required by Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information”.

	Three Months Ended June 30, 2005
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$1,744	$4,745	$675	$—	$—	$7,164
Costs and expenses	2,706	2,245	512	13	—	5,476

Operating income	$(962)	$2,500	$163	$(13)	$—	$1,688

	Three Months Ended June 30, 2004
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$1,321	$3,280	$533	$—	$—	$5,134
Costs and expenses	1,820	1,568	492	—	—	3,880

Operating income	$(499)	$1,712	$41	$—	$—	$1,254

	Six Months Ended June 30, 2005
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$3,265	$9,036	$1,277	$—	$—	$13,578
Costs and expenses	5,068	4,442	1,165	16	—	10,691

Operating income	$(1,803)	$4,594	$112	$(16)	$—	$2,887

	Six Months Ended June 30, 2004
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$2,412	$5,599	$985	$—	$—	$8,996
Costs and expenses	3,981	3,343	1,045	—	—	8,369

Operating income	$(1,569)	$2,256	$(60)	$—	$—	$627

	Total Assets
	United
	States	France	Turkey	Romania	Hungary	Total
June 30, 2005 (1)	$74,997	$40,732	$15,221	$85	$831	$131,866

June 30, 2004 (1)	$51,566	$33,018	$10,090	$—	$—	$94,674

(1)	Total consolidated assets reflect the effect of intersegment eliminations.
NOTE 8 – LONG-TERM DEBT
     Revolving Line of Credit with Natexis Banques Populaires
On December 23, 2004, we entered into a five-year $15 million reserve-based borrowing facility with a French lender to finance the development of our existing French fields, acquisitions of new fields, general working capital and other corporate purposes. The facility bears interest at a floating rate of 2.25-2.75% above LIBOR (5.59% total rate at June 30, 2005) depending on the principal outstanding. The $15 million facility contains various affirmative and negative covenants. As of June 30, 2005, we were in compliance with all covenants and there were no outstanding balances. In August 2005, $5 million was borrowed against this facility for our operations in Turkey. The maximum commitment fee associated with the facility is 1.375% of the borrowing base, which is currently set at $8 million.
     Revolving Line of Credit with Texas Capital Bank, N.A.
On December 30, 2004, we entered into a five-year $25 million reserve-based borrowing facility with Texas Capital Bank, N.A. The facility bears interest at a rate of prime less 0.5% (5.75% total rate at June 30, 2005). In March 2005, we had $2 million outstanding under this facility which was repaid in April 2005. A letter of credit for approximately $1 million was issued on our behalf in late April and is currently in force and outstanding. The $25 million facility contains various affirmative and negative covenants. As of June 30, 2005, we were in compliance with all covenants and there were no outstanding balances. Approximately $3.3 million is available under this facility.
     Convertible Subordinated Notes
On January 13, 2005, the Company offered the option to the holders of the convertible subordinated notes to exchange their notes for the aggregate number of shares of our common stock issuable upon conversion of each of their notes and that portion of interest payable pursuant to the notes that would otherwise have been payable to the holders through February 22, 2005 absent conversion of the notes prior to such date. On or prior to January 20, 2005, all of our 7.85% convertible subordinated notes due June 30, 2009 were exchanged for an aggregate of 914,634 shares of our common stock and an aggregate cash payment (in lieu of interest) of approximately $85,000. The fair value of the securities issuable under the original conversion terms amounted to $57,000 and is included in interest expense on our statement of operations for the six months ended June 30, 2005.
     Convertible Debenture
Prior to the acquisition of Madison Oil Company, Madison Oil Company was party to a convertible debenture in the amount of approximately $2.2 million payable to PHD Partners LP and due on March 31, 2006. The general partner of PHD Partners LP is a corporation wholly-owned by David M. Brewer, a director and significant stockholder of Toreador. The original debenture bore interest at 10% per annum. As of March 31, 2004, the debenture was amended and restated to bear interest at 6% per annum, eliminate Madison Oil Company’s right under certain circumstances to force a conversion of the principal into shares of Toreador common stock and eliminate Madison Oil Company’s ability to repay principal prior to maturity. At the holder’s option, the second amended and restated convertible debenture can be converted into Toreador common stock at a conversion price of $6.75 per share. At June 30, 2005, the outstanding principal amount of the second amended and restated convertible debenture was approximately $1.5 million and is shown as a current liability on the balance sheet. We have 219,962 shares of common stock reserved for issuance related to the conversion of the second amended and restated convertible debenture. On August 10, 2005, PHD Partners LP converted $675,000 of the second amended and restated debenture into 100,000 shares of our common stock.
NOTE 9 – EARNINGS PER COMMON SHARE
The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	(in thousands, except per share data)
Basic earnings per share:
Numerator:
Net income from continuing operations, net of tax	$1,864		$1,304		$3,417		$5,048
Income from discontinued operations, net of tax	1		31		11		18,273

Net income	1,865		1,335		3,428		23,321
Less: dividends on preferred shares	40		180		603		360

Net income applicable to common shares	$1,825		$1,155		$2,865		$22,961

Denominator:
Common shares outstanding	14,171		9,479		13,490		9,457

Basic earnings per share from:
Continuing operations	$0.13		$0.12		$0.21		$0.50
Discontinued operations	—		—		—		1.93

Net income per share applicable to common shares	$0.13		$0.12		$0.21		$2.43

Diluted earnings per share:
Numerator:
Net income from continuing operations, net of tax	$1,864		$1,304		$3,417		$5,048
Income from discontinued operations, net of tax	1		31		11		18,273

Net income	1,865		1,335		3,428		23,321
Plus: interest on convertible debt	14	(1)	20	(1)	54		54	(1)
Less: dividends on preferred shares	—	(1)	N/A	(1)	603		N/A	(1)

Net income applicable to common shares	$1,879		$1,355		$2,879		$23,375

Denominator:
Common shares outstanding	14,171		9,479		13,490		9,457
Common stock options and warrants	769		515		769		196
Conversion of preferred shares	450		2,000		—	(2)	2,000
Conversion of debenture	220		320		306		320

Diluted shares outstanding	15,610		12,314		14,565		11,973

Diluted earnings per share from:
Continuing operations	$0.12		$0.11		$0.20		$0.42
Discontinued operations	—		—		—		1.53

Net income per share applicable to common shares	$0.12		$0.11		$0.20		$1.95

(1)	We assumed that preferred shares and the debenture were converted into common shares; there would have been no preferred dividends or interest, net of tax, paid.

(2)	Preferred shares were anti-dilutive for the six months ended June 30, 2005.

NOTE 10 – INCOME TAXES
At June 30, 2005, the Company had recorded an income tax receivable of $3.5 resulting primarily from an operating loss, through June 30, 2005, in our U.S segment. During 2004 and 2005 we paid income taxes of approximately $5.9 million related to 2004 taxable income. As of June 30, 2005, our U. S. loss carryback generated a $1.2 million tax benefit which was reduced by a $1.1 million foreign tax provision, resulting in an income tax benefit of $123,000.
NOTE 11 – SUBSEQUENT EVENT
In connection with the Revolving Facility Agreement (the “Revolving Facility Agreement”) dated December 23, 2004, with Natexis Banques Populaires, the Company agreed to grant to Natexis warrants to purchase 50,000 shares of the Company’s common stock.
Effective as of July 11, 2005, the Company and Natexis executed a warrant exercisable into 50,000 shares of the Company’s common stock at an exercise price of $27.40 per share. The exercise price was based on average closing price of the common stock for the ten consecutive trading days from June 3, 2005 through June 16, 2005, plus fifteen percent (15%). The warrant is exercisable in whole or in part at any time on or prior to December 23, 2009.

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
We currently hold interests in permits granting us the right to explore and develop oil and natural gas properties in the Paris Basin, France; onshore and offshore Turkey; onshore Romania and Hungary; and offshore Trinidad, West Indies. We also own various working-interest properties primarily in Texas, Kansas, New Mexico, Louisiana and Oklahoma.
The Company’s financial and operating highlights for the six months ended June 30, 2005, included the following:
•	Successful testing of the Akkaya # 1 delineation well in the Black Sea, offshore Turkey

•	Acquisition of 100% of Pogo Hungary Ltd. for $9 million

•	Operating income was $2.9 million, compared with $627,000 for the six months ended June 30, 2004

•	Production was 302,687 BOE

•	Cash flows from operating activities were $4.3 million
LIQUIDITY AND CAPITAL RESOURCES
This section should be read in conjunction with Notes 8 and 9 to Notes to Consolidated Financial Statements included in this filing.

     Liquidity
As of June 30, 2005, we had cash on hand of $9.8 million, a current ratio of approximately 1.5 to 1 and a debt to equity ratio of less than 2%. For the three and six months ended June 30, 2005, operating income was $1.7 million and $2.9 million, respectively, and capital expenditures, including the acquisition of the Hungarian assets for $9 million, was $27.6 million and $33.8 million, respectively. If worldwide oil and natural gas prices remain at current levels, we anticipate that operating income for the remaining six months of 2005 will be approximately $6 million and capital expenditures will be approximately $28.6 million. We expect that cash flow provided by operating activities for the remaining six months of 2005 will be approximately $9 million.
In June 2005, we acquired 100% of Pogo Hungary Ltd., a wholly owned subsidiary of Pogo Producing Company. The purchase price was approximately $9 million. (See Note 2 to Notes to Consolidated Financial Statements for additional detail.)
The existing reserves and all of the exploration acreage are comprised of two blocks in the Pannonian Basin. The Szolnok Block contains 646,724 acres and the Tompa Block contains 117,756 acres. Toreador also acquired approximately 930 km of 2D and 562 sq. km of 3D seismic on both blocks. Several prospects have been delineated on the blocks and are ready to be drilled. Both of these exploration permits expire in March 2009.
The casing and tubular inventory will be put to immediate use in our operations in Turkey, France and Romania.
We anticipate that our 2005 capital expenditures budget, excluding any future acquisitions, will be approximately $53.4 million. Capital expenditures through June 30, 2005 were $33.8 million, including the acquisition discussed above. We anticipate spending most of our 2005 capital budget on prospects in our foreign operations. Our activity in France will be focused on development drilling on our existing properties and exploration work on the Courtenay permit. In Turkey, we anticipate continuing exploration and development work on several projects, including plans to drill three to eight wells in the western Black Sea. In Romania we plan to re-enter four wells and drill up to two development wells on our Fauresti permit. We are currently evaluating our work plan for Hungary and do not expect to begin significant operations until 2006.
We currently anticipate that most of our capital expenditure requirements for 2005 will be funded from operating cash flow and our cash on hand. We expect to receive future funds through production from existing producing properties and new producing properties that may be discovered through exploration, along with development properties added to existing fields. However, we may also acquire other producing oil and natural gas assets. In order to fund these activities and any short fall in our capital expenditure funding requirements, we are currently considering additional sources of financing, including, but not limited to, the issuance of senior debt, subordinated debt, convertible debt, convertible preferred stock or common stock. There can be no assurance that any of these sources will be available on terms acceptable to us. If such additional financing is not available, we may have to delay certain exploration or development activities or seek other sources of funds.
     Senior Debt
In December 2004 we entered into two reserve-based borrowing facilities, as more fully explained in Note 8 to Notes to Consolidated Financial Statements. The approximate borrowings available at June 30,

2005 total $11.3 million. As of June 30, 2005, there were no amounts outstanding against either facility. In August 2005, we borrowed $5 million under the $15 million revolving line of the credit facility with Natexis Banques Populaires. These facilities will be used for the development of our existing French fields, acquisitions, general working capital and other corporate purposes.
     Preferred Stock
In February 22, 2005, 82,000 shares of Series A-1 Convertible Preferred Stock were exchanged for an aggregate of 532,664 shares of our common stock. The Company issued 389,754 shares of common stock (14,754 inducement shares) to James R. Anderson, 129,918 shares of common stock (4,918 inducement shares) to Karen Anderson, and 12,992 shares of common stock (492 inducement shares) to Roger A. Anderson. As of June 30, 2005, there were 72,000 shares of Series A-1 Convertible Preferred Stock outstanding. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 450,000 Toreador common shares). The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A-1 Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter.
     Convertible Debentures/Notes
In January 2005, we offered the option to the holders of the 7.85% convertible subordinated notes due June 30, 2009 to exchange their notes for the aggregate number of shares of our common stock issuable upon conversion of each of their notes and that portion of interest payable pursuant to the notes that would otherwise have been payable to the holders through February 22, 2005, absent conversion of the notes prior to such date. All of our 7.85% convertible subordinated notes due June 30, 2009 were exchanged for an aggregate of 914,634 shares of our common stock and an aggregate cash payment (in lieu of interest) of approximately $85,000.
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
Dividends on our Series A-1 Convertible Preferred Stock are paid quarterly. For the six months ended June 30, 2005 dividends totaled $603,000, of which $105,000 was paid in cash and the remaining $498,000 was paid by the issuance of common stock. Cash dividends of $360,000 were paid for the six month periods ended June 30, 2004.
The terms of the $15 million reserve-based borrowing facility limit our ability to pay dividends on our common stock to twenty-five percent (25%) of net profit (as defined in the facility agreement), less any dividend amounts paid on our preferred stock.

     Contractual Obligations
We believe that sufficient funds will be available from operating cash flow, cash on hand and future potential financing sources (which may include senior debt, subordinated debt and/or equity) to meet anticipated capital budget requirements and fund potential acquisitions in 2005.
CRITICAL ACCOUNTING POLICIES
     Oil and natural gas properties
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
The successful efforts method of accounting can have a significant impact on the operational results reported when we enter a new exploratory area in hopes of finding oil and natural gas reserves. The initial exploratory wells may be unsuccessful and the associated costs will be expensed as dry hole costs. Seismic costs can be substantial which will result in additional exploration expenses when incurred
     Oil and natural gas reserves
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
     Foreign currency
The U.S. dollar is our reporting currency in all our areas of operations: Unites States, France, Turkey, Romania and Hungary. The U.S. dollar is our functional currency in the United States. The Eurodollar is our functional currency in France, the Lei is our functional currency in Romania, the New Turkish Lira is our functional currency in Turkey and the Forint is our functional currency in Hungary. Effective April 1, 2005, we determined that Turkey’s economy was no longer highly inflationary and the functional currency was changed to the New Turkish Lira. We attempt to manage our operations in such a manner as to reduce our exposure to foreign exchange losses. However, there are many factors that affect foreign exchange rates and resulting exchange gains and losses, many of which are beyond our influence. It is not possible to predict the extent to which we may be affected by future changes in exchange rates.
NEW ACCOUNTING PRONOUNCEMENTS
In May 2005, the FASB issued Statement No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. ABP No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The guidance in this Statement will not impact our consolidated financial position, results of operations, or cash flows.
In April 2005, the FASB issued Staff Interpretation No. 19-1 (“FSP 19-1”) “Accounting for Suspended Well Costs”, which provides guidance on the accounting for exploratory well costs and proposes an amendment to FASB Statement No. 19 (“FASB 19”), Financial Accounting and Reporting by Oil and Gas Producing Companies. The guidance in FSP 19-1 applies to enterprises that use the successful efforts method of accounting as described in FASB 19. The guidance in FSP 19-1 will not impact our consolidated financial position, results of operations, or cash flows.
RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

The following tables present production and average unit prices for the geographic segments indicated:

	For the Three Months Ended June 30,
	2005	2004		2005	2004
Production			Average Price
Oil (MBbls):			Oil ($/Bbl):
United States	16	19	United States	$48.80	$36.62
France	99	97	France	47.98	31.98
Turkey	16	18	Turkey	41.74	28.79

Total	131	134	Total	$47.31	$32.03

Gas (MMcf):			Gas ($/Mcf):
United States	135	127	United States	$6.69	$5.78
France	—	—	France	—	—
Turkey	—	—	Turkey	—	—

Total	135	127	Total	$6.69	$5.78

MBOE:			$/BOE:
United States	39	40	United States	$43.71	$35.56
France	99	97	France	47.98	31.98
Turkey	16	18	Turkey	41.74	28.79

Total	154	155	Total	$46.26	$32.82

Revenue
     Oil and natural gas sales
Oil and natural gas sales for the three months ended June 30, 2005 were $7.2 million, as compared to $5.1 million for the comparable period in 2004. This increase is primarily due to a significant increase in the average realized price of both oil and natural gas. The above table compares both volumes and prices received for oil and natural gas for the three months ended June 30, 2005 and 2004. Oil and natural gas prices are and will continue to be extremely volatile and a significant change will have a material impact on our revenue.
We had no loss on commodity derivatives in the second quarter of 2005 as compared to $50,000 for the second quarter of 2004. We were not party to any hedging contracts as of June 30, 2005.
Costs and expenses
     Lease operating
Lease operating expense was $2.1 million, or $13.94 per BOE produced for the quarter ended June 30, 2005, as compared to $1.5 million, or $9.68 per BOE produced for the comparable period in 2004. This increase is primarily due to the workover program in France.
     Exploration and acquisition.
Exploration and acquisition expense for the second quarter of 2005 was $431,000, as compared to $324,000 in the second quarter of 2004. This increase is due to increased evaluation activity on our international prospects.

     Depreciation, depletion and amortization.
Second quarter 2005 depreciation, depletion and amortization expense was $950,000, or $6.19 per BOE produced, as compared to $798,000, or $5.15 per BOE produced for the second quarter of 2004. This increase is primarily due to increased investments in oil and gas properties.
     General and administrative
General and administrative expense was $2 million, for the second quarter of 2005 compared with $1.2 million for the second quarter of 2004. The increase is primarily due to costs related to Securities and Exchange Commission filings and Sarbanes-Oxley compliance and an increase in personnel required for our Western Black Sea Program in Turkey.
Net income available to common shares
For the second quarter of 2005, we reported income from continuing operations after taxes of $1.9 million, compared with $1.3 million for the same period of 2004. Second quarter 2005 income applicable to common shares was $1.8 million versus $1.2 million in the second quarter of 2004.
Other comprehensive income
This item should be read in conjunction with Note 3 in the Notes to Consolidated Financial Statements included in this filing.
The most significant element of comprehensive income, other than net income, is foreign currency translation. As of December 31, 2004, we had accumulated an unrealized gain of $2 million. In the second quarter 2005 we had an unrealized loss of $3.3 million related to currency fluctuations in France and Romania. The functional currency of our operations in France is the Eurodollar, the functional currency in Romania is the Lei and in Turkey the functional currency is the New Turkish Lira. The exchange rates used to translate the financial position of the French, Romanian and Turkish operations at June 30, 2005 were approximately US $1.21 per Eurodollar, 29,797 Lei per US Dollar and 1.33 New Turkish Lira per US Dollar, respectively. The Eurodollar rate at June 30, 2004, was US $1.23 per Eurodollar and US $0.76 per million Turkish Lira. There were no Romanian operations in the second quarter of 2004.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
The following tables present production and average unit prices for the geographic segments indicated:

	For the Six Months Ended June 30,
	2005	2004		2005	2004
Production			Average Price
Oil (MBbls):			Oil ($/Bbl):
United States	30	38	United States	$47.90	$33.85
France	196	182	France	46.08	30.72
Turkey	33	36	Turkey	39.09	27.65

Total	259	256	Total	$45.42	$30.74

Gas (MMcf):			Gas ($/Mcf):
United States	260	267	United States	$6.44	$5.77
France	—	—	France	—	—
Turkey	—	—	Turkey	—	—

Total	260	267	Total	$6.44	$5.77

MBOE:			$/BOE:
United States	74	83	United States	$42.48	$33.46
France	196	182	France	46.08	30.72
Turkey	33	36	Turkey	39.09	27.65

Total	303	301	Total	$44.45	$31.26

Revenue
     Oil and natural gas sales
Oil and natural gas sales for the six months ended June 30, 2005 were $13.6 million, as compared to $9.4 million for the comparable period in 2004. This increase is primarily due to a significant increase in the average realized price of both oil and natural gas and an increase in production. The above table compares both volumes and prices received for oil and natural gas for the six months ended June 30, 2005 and 2004. Oil and natural gas prices are and will continue to be extremely volatile and a significant change will have a material impact on our revenue.
We had no loss on commodity derivatives in the first six months of 2005, as compared to $460,000 loss for the first six months of 2004.
Costs and expenses
     Lease operating
Lease operating expense was $4.3 million, or $14.07 per BOE produced for the six months ended June 30, 2005, as compared to $3.4 million, or $11.43 per BOE produced for the comparable period in 2004. This increase is primarily due to the workover program in France.

     Exploration and acquisition.
Exploration and acquisition expense for the six months ended June 30, 2005 was $805,000, as compared to $552,000 for the comparable period in 2004. The increase is primarily due to increased evaluation activity on our international prospects.
     Depreciation, depletion and amortization.
For the six months ended June 30, 2005 depreciation, depletion and amortization expense was $1.9 million, or $6.17 per BOE produced, as compared to $1.6 million, or $5.37 per BOE produced for the six months ended June 30, 2004. This is increase is primarily due to increased investments in oil and gas properties.
     General and administrative
General and administrative expense was $3.8 million, for the six months ended June 30, 2005 compared with $2.7 million for the comparable period of 2004. The increase is primarily due to costs related to Security and Exchange Commission filings and Sarbanes-Oxley compliance and an increase in personnel required for our Western Black Sea Program in Turkey.
Other income and expense
Other income and expense resulted in income of $407,000 for the six months ended June 30, 2005 versus income of$3.9 million for the comparable period in 2004. The decrease was primarily due to a realized $4.9 million foreign currency exchange gain, in 2004, that was related to the increase in value of the Eurodollar against the U.S. dollar in connection with the discharge of the Barclays Facility.
Discontinued operations
The following table compares discontinued operations for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30.
	2005	2004
Revenues:
Oil and natural gas sales	$10	$86

Total revenues	10	86
Costs and expenses:
Lease operating	(1)	9
General and administrative	—	18
Interest	—	305

Total costs and expenses	(1)	332
Gain on sale of properties	—	28,736

Income before taxes	11	28,490
Income tax provision	—	10,217

Income from discontinued operations	$11	$18,273

Net income available to common shares
For the six months ended June 30, 2005, we reported income from continuing operations before taxes of $3.3 million, compared with $4.5 million for the same period of 2004. For the six months ended June 30, 2005 income applicable to common shares was $2.8 million versus income applicable to common shares of $23 million in the first six months of 2004.
Other comprehensive income
This item should be read in conjunction with Note 3 to Notes to Consolidated Financial Statements included in this filing.
The most significant element of comprehensive income, other than net income, is foreign currency translation. As of December 31, 2004, we had accumulated an unrealized gain of $2 million. In the first six months of 2005, we had an unrealized loss of $5.2 million related to currency fluctuations in France and Romania. The functional currency of our operations in France is the Eurodollar, the functional currency in Romania is the Lei, and in Turkey the functional currency is the New Turkish Lira. The exchange rate used to translate the financial position of the French, Romanian and Turkish operations at June 30, 2005 was approximately US $1.21 per Eurodollar, 29,797 Lei per US Dollar and 1.33 New Turkish Lira per US Dollar, respectively. The Eurodollar rate at June 30, 2004, was US $1.23 per Eurodollar and US $0.76 per million Turkish Lira. There were no Romanian operations in the first six months of 2004.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004.
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives.
Changes in Internal Control over Financial Reporting
As previously reported in Form 10-Q for the period ended March 31, 2005, the Company has implemented a course of action reasonably assured to remediate the material weaknesses that were reported at December 31, 2004 and March 31, 2005. In May 2005, the Company hired a Chief Accounting Officer to (i) provide focused manpower to strengthen our review procedures and make changes or revisions where needed, (ii) oversee all sensitive calculations and (iii) oversee the controls of all persons reporting to the Chief Accounting Officer. The Chief Accounting Officer has reviewed the applicable documentation and made revisions where necessary to ensure that existing policies and procedures are followed and has established new review processes of financial information, including foreign depletion calculations and implementing a new policy that would require independent audits of certain material unconsolidated subsidiaries and establishing additional procedures for the timely preparation of committee meeting minutes. We are also in the final stages of testing our compliance with Section 404 of the Sarbanes-Oxley Act and as of June 30, 2005 we have not discovered any material weaknesses in our system of controls over financial reporting.
The personnel and policy changes described above represent changes in our internal control over financial reporting during the quarter ended June 30, 2005, that materially affected, or are reasonably likely to effect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We submitted a proxy statement to the Company’s stockholders as of the record date, April 4, 2005. The proxy statement was furnished to the Company’s stockholders in connection with the Annual Meeting of Stockholders held on May 19, 2005. There were 14,050,197 shares entitled to vote at the meeting. For the election of the Board of Directors, the results are as follows:

Nominee	Votes For	Votes Withheld

Herbert L. Brewer (1)	12,775,641	993,589
David M. Brewer (1)	12,777,542	991,688
Peter L. Falb (1)	13,356,470	412,760
G. Thomas Graves III (1)	12,833,891	935,339
Thomas P. Kellogg (1)	12,110,208	1,659,022
William I. Lee (1)	12,227,451	1,541,799
John Mark McLaughlin (1)	13,347,160	422,070
H.R. Sanders, Jr. (1)	12,221,674	1,547,556

(1)	Incumbent
For the approval of the 2005 Long-Term Incentive Plan, the results are as follows:

	Votes	Votes
Votes For	Against	Abstained

8,599,280	912,916	29,776

ITEM 6 – EXHIBITS

Exhibit
Number	Description	Incorporation by Reference
10.1	Toreador Resources Corporation 2005 Long-Term Incentive Plan dated May 19, 2005	Form 8-K filed May 23, 2005

10.2	Form of Employee Restricted Stock Award	Form 8-K filed May 23, 2005

10.3	Form of Outside Director Restricted Stock Award	Form 8-K filed May 23, 2005

10.4	Summary Sheet: Vice President-Accounting and Chief Accounting Officer Salary	Form 8-K filed May 23, 2005

10.5	Warrant to Purchase Common Stock of Toreador Resources Corporation dated July 11, 2005 by and between Toreador Resources Corporation and Natexis Banques Populaires	Form 8-K filed July 13, 2005

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith

31.3	Rule 13a-14(a) Certification of Chief Accounting Officer	Filed Herewith

32.1	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Filed Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION, Registrant
August 12, 2005	/s/ G. Thomas Graves III
G. Thomas Graves III
President and Chief Executive Officer

August 12, 2005	/s/ Douglas W. Weir
Douglas W. Weir
Senior Vice President and Chief Financial Officer

August 12, 2005	/s/ Charles J. Campise
Charles J. Campise
Vice President – Accounting and Chief Accounting Officer