Form 10-Q
period 2005-09-30
TOREADOR RESOURCES CORP
filed 2005-11-14
CIK 98720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:
September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-02517
TOREADOR RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-0991164
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)
4809 Cole Avenue, Suite 108
Dallas, Texas 75205
(Address of principal executive office)
Registrant’s telephone number, including area code: (214) 559-3933
Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2005, there were 15,407,487 shares of common stock outstanding.

TOREADOR RESOURCES CORPORATION

TOREADOR RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,395	$4,977
Accounts and notes receivable	5,878	3,230
Income taxes receivable	5,935	—
Other	3,201	1,187

Total current assets	123,409	9,394

Oil and gas properties, net, using successful efforts method of accounting	118,855	79,667
Investments in unconsolidated entities	2,175	1,467
Goodwill	2,487	2,487
Other assets	5,386	1,659

	$252,312	$94,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,203	$6,634
Current portion of long-term debt	—	37
Convertible debenture – related party	810	—
Income taxes payable	—	1,633

Total current liabilities	14,013	8,304

Long-term accrued liabilities	872	1,136
Long-term debt	4,833	—
Long-term asset retirement obligation	2,201	2,331
Deferred income tax liability	12,680	10,660
Convertible senior notes	86,250	—
Convertible subordinated notes	—	7,500
Convertible debenture – related party	—	1,485

Total liabilities	120,849	31,416

Stockholders’ equity:
Preferred stock, Series A-1, $1.00 par value, 4,000,000 shares authorized; liquidation preference of $1,800,000; 72,000 and 154,000 shares issued	72	154
Common stock, $0.15625 par value, 30,000,000 shares authorized;16,122,614 and 11,724,146 shares issued	2,519	1,832
Additional paid-in capital	108,205	37,523
Retained earnings	28,187	24,323
Deferred compensation	(1,751)	—
Accumulated other comprehensive income (loss)	(3,235)	1,960
Treasury stock at cost, 721,027 shares	(2,534)	(2,534)

Total stockholders’ equity	131,463	63,258

	$252,312	$94,674

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share data)
(UNAUDITED)

	Three Months Ended September 30,
	2005	2004
Revenue:
Oil and natural gas sales	$8,770	$6,351
Loss on commodity derivatives	—	(720)

Total revenues	8,770	5,631

Operating costs and expenses:
Lease operating	2,112	1,603
Exploration and acquisition	1,108	432
Dry hole and abandonment	1,506	—
Depreciation, depletion and amortization	1,014	954
General and administrative	1,345	1,081

Total operating costs and expenses	7,085	4,070

Operating income	1,685	1,561
Other income (expense):
Equity in earnings (loss) of unconsolidated investments	(7)	74
Gain on sale of properties and other assets	—	35
Foreign currency exchange gain (loss)	195	(3)
Interest and other income	244	87
Interest expense	(271)	(313)

Total other income (expense)	161	(120)

Income before taxes	1,846	1,441
Income tax provision (benefit)	782	(364)

Income from continuing operations	1,064	1,805
Income from discontinued operations, net of tax	14	81

Net income	1,078	1,886
Preferred dividends	(41)	(180)

Income available to common shares	$1,037	$1,706

Basic income per share	$0.07	$0.18

Diluted income per share	$0.07	$0.15

Weighted average shares outstanding:
Basic	14,679	9,593

Diluted	15,593	13,369

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share data)
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Revenue:
Oil and natural gas sales	$22,348	$15,807
Loss on commodity derivatives	—	(1,180)

Total revenues	22,348	14,627

Operating costs and expenses:
Lease operating	6,372	5,036
Exploration and acquisition	1,913	984
Dry hole and abandonment	1,506	—
Depreciation, depletion and amortization	2,881	2,568
General and administrative	5,104	3,851

Total operating costs and expenses	17,776	12,439

Operating income	4,572	2,188
Other income (expense):
Equity in earnings of unconsolidated investments	117	21
Gain on sale of properties and other assets	12	45
Foreign currency exchange gain	155	4,811
Interest and other income	589	265
Interest expense	(305)	(1,373)

Total other income	568	3,769

Income before taxes	5,140	5,957
Income tax provision (benefit)	659	(896)

Income from continuing operations	4,481	6,853
Income from discontinued operations, net of tax	25	18,354

Net income	4,506	25,207
Preferred dividends	(644)	(540)

Income available to common shares	$3,862	$24,667

Basic income per share	$0.28	$2.60

Diluted income per share	$0.27	$2.04

Weighted average shares outstanding:
Basic	13,891	9,503

Diluted	14,857	12,406

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$4,506	$25,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,881	2,938
Dry hole and abandonment	1,506	—
Gain on sale of properties	(12)	(28,783)
Unrealized losses on commodity derivatives	—	(360)
Equity in earnings of unconsolidated investments	(117)	(21)
Stock based compensation	223	—
Realized gains on foreign currency transactions	(206)	(4,811)
(Increase) decrease in accounts and notes receivables	(2,925)	645
(Increase) decrease in other assets	(2,668)	568
Increase in accounts payable and accrued liabilities	7,183	371
Increase (decrease) in income taxes payable	(7,568)	3,169
Deferred income taxes	4,874	778

Net cash provided by (used in) operating activities	7,677	(299)

Cash flows from investing activities:
Expenditures for property and equipment	(49,795)	(12,434)
Proceeds from the sale of properties and equipment	—	41,957
Investments in unconsolidated subsidiaries	(590)	(834)

Net cash provided by (used in) investing activities	(50,385)	28,689

Cash flows from financing activities:
Borrowings from long-term debt	6,796	—
Payment for debt issuance costs	(3,897)	(1,195)
Repayments of long-term debt	(2,000)	(28,816)
Proceeds from issuance of common stock, net	58,646	1,348
Proceeds from issuance of convertible subordinated notes	—	7,500
Proceeds from convertible senior notes	86,250	—
Payment of preferred dividends	(144)	(540)

Net cash provided by (used in) financing activities	145,651	(21,703)

Net increase in cash and cash equivalents	102,943	6,687
Effects of foreign currency translation on cash and cash equivalents	475	(1,902)
Cash and cash equivalents, beginning of period	4,977	2,819

Cash and cash equivalents, end of period	$108,395	$7,604

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
NOTE 2 – ACQUISITION
In June 2005, we acquired 100% of Pogo Hungary Ltd., a wholly owned subsidiary of Pogo Producing Company. The purchase price was approximately $9 million and was allocated as follows:

Value Allocated
Cash and other current assets	$274
Plant, property and equipment – materials and supplies inventory	3,128
Non-producing lease cost	5,945
Other assets	413
Accounts payable	(760)

Total purchase price allocation	$9,000

NOTE 3 – COMPREHENSIVE INCOME
The following table presents the components of comprehensive income (loss), net of related tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income available to common shares	$1,037	$1,706	$3,862	$24,667
Foreign currency translation adjustment	(12)	76	(5,195)	(4,643)
Other	—	(16)	—	(20)

Comprehensive income (loss)	$1,025	$1,766	$(1,333)	$20,004

NOTE 4 – DISCONTINUED OPERATIONS
In January 2004, we sold our U. S. mineral and royalty assets to Black Stone Acquisition Partners I, L. P., for approximately $45 million.
The following table compares discontinued operations for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30.
	2005	2004
Revenues:
Oil and natural gas sales (revenue applicable to periods prior to the effective date of January 1, 2004)	$25	$104

Total revenues	25	104
Costs and expenses:
Lease operating	—	(14)
General and administrative	—	18
Interest	—	305

Total costs and expenses	—	309
Gain on sale of properties	—	28,736

Income before taxes	25	28,531
Income tax provision	—	10,177

Income from discontinued operations	$25	$18,354

NOTE 5 – ASSET RETIREMENT OBLIGATIONS
We apply Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred if a reasonable estimate of fair value can be made. No wells were abandoned in the nine months ended September 30, 2005 or 2004. Changes in asset retirement obligations during the nine months ended September 30, 2005 and 2004 were as follows:

	2005	2004
Asset retirement obligation January 1	$2,331	$1,781
Accretion expense	104	79
Less: plugging cost	—	(4)
Less: property sold	—	(2)
Foreign currency translation adjustment	(234)	—

Asset retirement obligation at September 30	$2,201	$1,854

NOTE 6 – STOCK BASED COMPENSATION
Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”) encourages, but does not require, the adoption of a fair value-based method of accounting for employee stock-based transactions. We have elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”), and related interpretations in accounting for our employee stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of our stock at the date of the grant above the amount that must be paid to acquire the stock.
Had compensation costs for employees under our two stock-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the method prescribed by Statement 123, our net income and earnings per share would have been reduced to the pro forma amounts listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income available to common shares, as reported	$1,037	$1,706	$3,862	$24,667
Basic earnings per share a reported	0.07	0.18	0.28	2.60
Diluted earnings per share reported	0.07	0.15	0.27	2.04
Pro-forma stock-based compensation costs under the fair value method, net of related tax	7	35	49	795
Pro-forma income applicable to common shares, under the fair-value method	1,030	1,671	3,813	23,872
Pro-forma basic earnings per share under the fair-value method	0.07	0.17	0.27	2.51
Pro-forma diluted earnings per share under the fair-value method	0.07	0.15	0.26	1.98
In May 2005, stockholders approved the Toreador Resources Corporation 2005 Long-Term Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 250,000 shares of the Company’s common stock to key employees, key consultants and outside directors of the Company. In 2005 the Board of Directors authorized a total 102,650 shares of restricted stock be granted to employees and non-employee directors. In accordance with Opinion 25, the compensation cost is measured by the difference between the quoted market price of the stock at the date of grant and the price, if any, to be paid by an employee and is recognized as expense over the period the recipient performs related services. The restricted stock grants vest over a three year period and the average price of the stock on the date of the grants was $19.23. Stock compensation expense of $145,243 and $222,928 is included in the Statement of Operations for the three and nine months ended September 30, 2005, respectively, which represents the cost recognized from the date of the grants through September 30, 2005.
NOTE 7 – GEOGRAPHIC OPERATING SEGMENT INFORMATION
We have operations in only one industry segment, the oil and natural gas exploration and production industry. We are structured along geographic operating segments or regions. As a result, we have reportable operations in the United States, France, Turkey and Romania, as well as Hungary, which was added as a result of the acquisition described in Note 2.

The following tables provide the geographic operating segment data required by Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information”.

	Three Months Ended September 30, 2005
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$1,979	$5,962	$829	$—	$—	$8,770
Costs and expenses	2,366	2,293	2,183	70	173	7,085

Operating income (loss)	$(387)	$3,669	$(1,354)	$(70)	$(173)	$1,685

	Three Months Ended September 30, 2004
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$812	$4,147	$672	$—	$—	$5,631
Costs and expenses	1,845	1,672	553	—	—	4,070

Operating income (loss)	$(1,033)	$2,475	$119	$—	$—	$1,561

	Nine Months Ended September 30, 2005
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$5,244	$14,998	$2,106	$—	$—	$22,348
Costs and expenses	7,434	6,735	3,348	86	173	17,776

Operating income (loss)	$(2,190)	$8,263	$(1,242)	$(86)	$(173)	$4,572

	Nine Months Ended September 30, 2004
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$3,224	$9,746	$1,657	$—	$—	$14,627
Costs and expenses	5,826	5,015	1,598	—	—	12,439

Operating income (loss)	$(2,602)	$4,731	$59	$—	$—	$2,188

	Total Assets (1)
	United
	States	France	Turkey	Romania	Hungary	Total
September 30, 2005	$128,443	$61,497	$49,427	$3,709	$9,236	$252,312

September 30, 2004	$22,741	$49,530	$20,462	$—	$—	$92,733

(1)	Each segment’s assets reflect the effect of intersegment eliminations.
NOTE 8 – LONG-TERM DEBT
     Convertible Senior Notes due October 1, 2025
On September 27, 2005, we sold $75 million of Convertible Senior Notes due October 1, 2025 (“Notes”) to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The Company also granted the initial purchasers the option to purchase an additional $11.25 million aggregate principal amount of Notes to cover over-allotments. The option was exercised on September 30, 2005. The total principal amount of Notes issued was $86.25 million and total net proceeds were approximately $83 million. We incurred approximately $3.6 million of costs associated with the issuance of the Notes; this cost has been recorded in other assets on the balance sheet and will be recorded to interest expense over the life of the Notes. The net proceeds will be used for general corporate purposes, including funding a portion of the Company’s 2005 and 2006 exploration and development activities.
The Notes bear interest at a rate of 5% per annum and can be converted into common stock at an initial conversion rate of 23.3596 shares of common stock per $1,000 principal amount of Notes, subject to adjustment (equivalent to a conversion price of approximately $42.81 per share). The Company may redeem the Notes, in whole or in part, on or after October 6, 2008, and prior to October 1, 2010, for cash at a redemption price equal to 100% of the principal amount of Notes to be redeemed, plus any accrued and unpaid interest, if the closing price of its common stock exceeds 130% of the conversion price over a specified period. On or after October 1, 2010, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of Notes to be redeemed, plus any accrued and unpaid interest, irrespective of the price of its common stock. Holders may convert their Notes at any time prior to the close of business on the business day immediately preceding their stated maturity, and holders may, upon the occurrence of certain fundamental changes, and on October 1, 2010, October 1, 2015, and October 1, 2020, require the Company to repurchase all or a portion of their Notes for cash in an amount equal to 100% of the principal amount of such Notes, plus any accrued and unpaid interest.
     Revolving Line of Credit with Natexis Banques Populaires
On December 23, 2004, we entered into a five-year $15 million reserve-based borrowing facility with a French lender to finance the development of our existing French fields, acquisitions of new fields, general working capital and other corporate purposes. The facility bears interest at a floating rate of 2.25-2.75% above LIBOR (6.42% total rate at September 30, 2005) depending on the principal outstanding. The $15 million facility contains various affirmative and negative covenants. As of September 30, 2005, we were in compliance with all covenants. In August 2005, $5 million was borrowed against this facility for our operations in Turkey. The maximum commitment fee associated with the facility is 1.375% of the borrowing base, which is currently set at $8 million. As of September 30, 2005, there was approximately $3 million available under this credit facility.
     Revolving Line of Credit with Texas Capital Bank, N.A.
On December 30, 2004, we entered into a five-year $25 million reserve-based borrowing facility with Texas Capital Bank, N.A. The facility bears interest at a rate of prime less 0.5% (6.25% total rate at September 30, 2005). The $25 million facility contains various affirmative and negative covenants. As of September 30, 2005, we were in compliance with all covenants and there were no outstanding balances and approximately $3.3 million was available under this facility.
     Convertible Subordinated Notes
On January 13, 2005, the Company offered the option to the holders of the 7.85% convertible subordinated notes to exchange their notes for the aggregate number of shares of our common stock issuable upon conversion of each of their notes and that portion of interest payable pursuant to the notes that would otherwise have been payable to the holders through February 22, 2005 absent conversion of the notes prior to such date. On or prior to January 20, 2005, all of our 7.85% convertible subordinated notes due June 30, 2009 were exchanged for an aggregate of 914,634 shares of our common stock and an aggregate cash payment (in lieu of interest) of approximately $85,000. The fair value of the securities issuable under the original conversion terms amounted to $57,000 and is included in interest expense on our statement of operations for the nine months ended September 30, 2005.

     Convertible Debenture
Prior to the acquisition of Madison Oil Company, Madison Oil Company was party to a convertible debenture in the amount of approximately $2.2 million payable to PHD Partners LP and due on March 31, 2006. The general partner of PHD Partners LP is a corporation wholly-owned by David M. Brewer, a director and significant stockholder of Toreador. The original debenture bore interest at 10% per annum. As of March 31, 2004, the debenture was amended and restated to bear interest at 6% per annum, eliminate Madison Oil Company’s right under certain circumstances to force a conversion of the principal into shares of Toreador common stock and eliminate Madison Oil Company’s ability to repay principal prior to maturity. At the holder’s option, the second amended and restated convertible debenture can be converted into Toreador common stock at a conversion price of $6.75 per share. On August 10, 2005, PHD Partners LP converted $675,000 of the second amended and restated debenture into 100,000 shares of our common stock. At September 30, 2005, the outstanding principal amount of the second amended and restated convertible debenture was approximately $810,000 and is shown as a current liability on the balance sheet. We have 119,962 shares of common stock reserved for issuance related to the conversion of the second amended and restated convertible debenture.
     Interest Payments
For the nine months ended September 30, 2005 and 2004, we have made cash payments for interest of $241,000 and $1.5 million, respectively.
NOTE 9 – EARNINGS PER COMMON SHARE
The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Basic earnings per share:
Numerator:
Income from continuing operations, net of tax	$1,064	$1,805	$4,481	$6,853
Income from discontinued operations, net of tax	14	81	25	18,354

Net income	1,078	1,886	4,506	25,207
Less: dividends on preferred shares	41	180	644	540

Net income available to common shares	$1,037	$1,706	$3,862	$24,667

Denominator:
Common shares outstanding	14,679	9,593	13,891	9,503

Basic earnings per share from:
Continuing operations	$0.07	$0.17	$0.28	$0.67
Discontinued operations	—	0.01	—	1.93

Income per share available to common shares	$0.07	$0.18	$0.28	$2.60

Diluted earnings per share:
Numerator:
Income from continuing operations, net of tax	$1,064	$1,805	$4,481	$6,853

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	(in thousands, except per share data)
Income from discontinued operations, net of tax	14		81		25		18,354

Net income	1,078		1,886		4,506		25,207
Plus: interest on convertible debt	38		96		146		151
Less: dividends on preferred shares	N/A	(1)	N/A	(1)	644		N/A	(1)

Income available to common shares	$1,116		$1,982		$4,008		$25,358

Denominator:
Common shares outstanding	14,679		9,593		13,891		9,503
Common stock options and warrants	751		750		709		346
Conversion of preferred shares	—	(2)	2,000		—	(2)	2,000
Conversion of notes payable	—	(3)	706		57		237
Conversion of debenture	163		320		200		320

Diluted shares outstanding	15,593		13,369		14,857		12,406

Diluted earnings per share from:
Continuing operations	$0.07		$0.14		$0.27		$0.56
Discontinued operations	—		0.01		—		1.48

Income per share available to common shares	$0.07		$0.15		$0.27		$2.04

(1)	We assumed that preferred shares and the debenture were converted into common shares; there would have been no preferred dividends or interest, net of tax, paid.

(2)	Preferred shares were anti-dilutive for the three and nine months ended September 30, 2005.

(3)	The 7.5% Notes were converted into common stock in January 2005.
NOTE 10 – INCOME TAXES
At September 30, 2005, the Company had recorded an income tax receivable of $5.9 million resulting primarily from an operating loss through September 30, 2005 in our U.S segment. During 2004 and 2005 we paid income taxes of approximately $5.1 million and $900,000, respectively, related to 2004 taxable income. As of September 30, 2005, our U.S. net operating loss generated a $1.7 million tax benefit which was reduced by a $2.9 million foreign tax provision, resulting in an income tax provision of $659,000. Our effective income tax rate differs from the statutory rates applicable to the jurisdictions in which we operate due primarily to adjustments to the valuation allowance on deferred tax assets.
NOTE 11 – COMMON STOCK
In February 2005, the Company sold 1,437,500 shares of its common stock pursuant to a public offering at a price of $24.25 per share. The sale resulted in net proceeds of approximately $32.4 million. The shares sold included 187,500 shares of common stock purchased by Morgan Keegan & Company, Inc., the underwriter of the offering, to cover over-allotments in connection with the offering.
On September 16, 2005, we sold 806,450 shares of our common stock to certain accredited investors pursuant to a private placement.
The following table summarizes the changes in our common shares issued from December 31, 2004 through September 30, 2005:

Balance at December 31, 2004	11,724,146
Shares issued pursuant to:
Stock option exercises	490,750
Warrant exercises	13,820
Common stock issued in payment of preferred dividends	20,164
Conversion of Series A-1 Preferred Stock	512,500
Conversion of 7.85% Convertible Debentures	914,634
Conversion of Convertible Debenture — Related Party	100,000
Issuance of restricted stock	102,650
Issuance of common stock pursuant to equity offerings	2,243,950

Balance at September 30, 2005	16,122,614

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
EXECUTIVE OVERVIEW
We are an independent international energy company engaged in oil and natural gas exploration, development, production, leasing and acquisition activities. Our strategy is to increase our oil and natural gas reserves through a balanced combination of exploratory drilling, development and exploration projects and acquisitions. We primarily focus on international exploration activities in countries where we can establish large acreage positions. We also focus on prospects where we do not have to compete directly with major integrated or large independent oil and natural gas producers and where expensive geophysical data is available. Our international operations are located in European Union or European Union candidate countries that we believe have stable governments, have attractive fiscal policies and are net-importers of oil and natural gas.
We currently hold interests in permits granting us the right to explore and develop oil and natural gas properties in onshore and offshore Turkey and onshore Hungary, Romania and France. We also own various working-interest properties primarily in Texas, Kansas, New Mexico, Louisiana and Oklahoma.
The Company’s financial and operating highlights for the nine months ended September 30, 2005, included the following:
•	Successful closing in September of an equity offering and a convertible debt offering, resulting in net proceeds of approximately $106.8 million

•	Acquisition of 100% of Pogo Hungary Ltd. for $9 million

•	Successful completion of four re-entry wells in Romania, including the Fauresti – 164.

•	Started construction of the onshore pipeline in Turkey tying the future South Akcakoca sub-basin processing facility to the national grid

•	Operating income of $4.6 million, compared with $2.2 million for the nine months ended September 30, 2004

•	Production of 462 MBOE

•	Cash flows from operating activities of $7.7 million

LIQUIDITY AND CAPITAL RESOURCES
This section should be read in conjunction with Notes 8 and 9 to Notes to Consolidated Financial Statements included in this filing.
     Liquidity
As of September 30, 2005, we had cash on hand of $108.4 million, a current ratio of approximately 8.8 to 1 and a debt (convertible debenture, long-term debt and convertible senior notes) to equity ratio of 69.9 to 1. For the three and nine months ended September 30, 2005, operating income was $1.7 million and $4.6 million, respectively, and capital expenditures, including the acquisition of the Hungarian assets for $9 million, were $16 million and $49.8 million, respectively.
In June 2005, we acquired 100% of Pogo Hungary Ltd., a wholly owned subsidiary of Pogo Producing Company. The purchase price was approximately $9 million. (See Note 2 to Notes to Consolidated Financial Statements for additional detail.)
On September 16, 2005, we sold 806,450 shares of our common stock to certain accredited investors pursuant to a private placement. We expect to use the net proceeds of approximately $23.8 million for general corporate purposes, including the funding of our capital expenditures requirements in 2005 and 2006.
On September 27, 2005, we sold $75 million of Convertible Senior Notes due October 1, 2025 to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The Company also granted the initial purchasers the option to purchase an additional $11.25 million aggregate principal amount of Notes to cover over-allotments. The option was exercised on September 30, 2005, which resulted in a total principal amount of $86.25 million and total net proceeds of approximately $83 million. The funds will be used for general corporate purposes, including funding a portion of the Company’s 2005 and 2006 exploration and development activities. (See Note 8 to Notes to Consolidated Financial Statements for additional detail.)
On August 31, 2005, we announced a revised capital budget for the last six months of 2005, and a preliminary capital budget for the year ended December 31, 2006. In accordance with this 18 month capital budget, we expect to spend approximately $127 million from July 1, 2005 through December 31, 2006 on our exploration and development activities, primarily in Turkey, Hungary, Romania and France. We have recently revised our estimated full year capital spending for 2005 to approximately $71 million, and we expect our 2006 capital spending to be approximately $79 million. The increase from our previous capital spending estimate and our projected 2006 capital budget are based primarily upon the accelerated appraisal and development of the South Akcakoca sub-basin natural gas project in Turkey’s western Black Sea and projects available as a result of our recent acquisition in Hungary. We believe that our cash flow from operations, net proceeds from our recent private placement, convertible debt offering and available borrowings under our credit facilities will sufficiently fund these capital requirements. We may also use some of this availability to fund possible acquisitions of properties. We may seek additional funds if unanticipated capital requirements arise and to fund any unexpected potential acquisitions from July 1, 2005 through December 31, 2006.
     Senior Debt
In December 2004 we entered into two reserve-based borrowing facilities, as more fully explained in Note 8 to Notes to Consolidated Financial Statements. The approximate borrowings available at September 30, 2005 total $6.3 million. In August 2005, we borrowed $5 million under the $15 million revolving line of the credit facility with Natexis Banques Populaires. These facilities will be used for the development of our existing French fields, acquisitions, general working capital and other corporate purposes.
     Preferred Stock
On February 22, 2005, 82,000 shares of Series A-1 Convertible Preferred Stock were exchanged for an aggregate of 532,664 shares of our common stock. The Company issued 389,754 shares of common stock (14,754 inducement shares) to James R. Anderson, 129,918 shares of common stock (4,918 inducement shares) to Karen Anderson, and 12,992 shares of common stock (492 inducement shares) to Roger A. Anderson. As of September 30, 2005, there were 72,000 shares of Series A-1 Convertible Preferred Stock outstanding. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 450,000 Toreador common shares). The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A-1 Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter.
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
Dividends on our Series A-1 Convertible Preferred Stock are paid quarterly. For the nine months ended September 30, 2005 dividends totaled $644,000, of which $144,000 was paid in cash and the remaining $498,000 was paid by the issuance of common stock. Cash dividends of $360,000 were paid for the nine month period ended September 30, 2004.
The terms of the $15 million reserve-based borrowing facility limit our ability to pay dividends on our common stock to twenty-five percent (25%) of net profit (as defined in the facility agreement), less any dividend amounts paid on our preferred stock.
     Contractual Obligations
We believe that sufficient funds will be available from operating cash flow, cash on hand, our current facilities, other facilities that we may enter into and any future public or private issuance of debt or equity securities to meet anticipated capital budget requirements and fund potential acquisitions through

December 31, 2006.
CRITICAL ACCOUNTING POLICIES
     Oil and natural gas properties
We account for our oil and natural gas exploration and development activities utilizing the successful efforts method of accounting. The application of the successful efforts method of accounting requires management’s judgment to determine the proper designation of wells as either developmental or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and natural gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. On occasion, wells are drilled which have targeted geologic structures that are both developmental and exploratory in nature, and in such instances an allocation of costs is required to properly account for the results. Delineation seismic costs incurred to select development locations within a productive oil and natural gas field are typically treated as development costs and capitalized, but often these seismic programs extend beyond the proved reserve areas and therefore management must estimate the portion of seismic costs to expense as exploratory. The evaluation of oil and natural gas leasehold costs requires management’s judgment to estimate the fair value of exploratory costs related to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.
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
     Oil and natural gas reserves
Proved reserves are estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are reserves that are expected to be recovered through existing wells with existing equipment and operating methods as well as oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery after testing by a pilot project or after the operation of an installed program has been confirmed through production response that increased recovery will be achieved. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage is limited (i) to those drilling units offsetting productive units that are reasonably certain of production when drilled and (ii) to other undrilled units where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. We emphasize that the volume of reserves are estimates that, by their nature are subject to revision. The estimates are made using geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data. We had upward reserve revisions equivalent to 5.03%, 2.34% and 29.85% of proved reserves during the years ended December 31, 2004, 2003 and 2002, respectively. These reserve revisions resulted primarily from improved performance from a variety of sources such as additional recoveries below previously established lowest known hydrocarbon levels, improved drainage from natural drive mechanisms, and the realization of improved drainage areas. If the estimates of proved reserves were to decline, the rate at which we record depletion expense would increase.
     Foreign currency
The U.S. dollar is our reporting currency in all our areas of operations: Unites States, France, Turkey, Romania and Hungary. The U.S. dollar is our functional currency in the United States. The Eurodollar is our functional currency in France, the Lei is our functional currency in Romania, the New Turkish Lira is our functional currency in Turkey and the Forint is our functional currency in Hungary. Effective April 1, 2005, we determined that Turkey’s economy was no longer highly inflationary and the functional currency was changed to the New Turkish Lira. We attempt to manage our operations in such a manner as to reduce our exposure to foreign exchange losses. However, there are many factors that affect foreign exchange rates and resulting exchange gains and losses, many of which are beyond our control. It is not possible to predict the extent to which we may be affected by future changes in exchange rates.
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

RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
The following tables present production and average unit prices for the geographic segments indicated:

	For the Three Months Ended September 30,
	2005	2004		2005	2004
Production			Average Price
Oil (MBbls):			Oil ($/Bbl):
United States	15	16	United States	$58.18	$42.42
France	105	108	France	57.00	38.32
Turkey	16	20	Turkey	51.04	34.37

Total	136	144	Total	$56.42	$38.24

Gas (MMcf):			Gas ($/Mcf):
United States	135	154	United States	$8.20	$5.24
France	—	—	France	—	—
Turkey	—	—	Turkey	—	—

Total	135	154	Total	$8.20	$5.24

MBOE:			$/BOE:
United States	38	41	United States	$52.81	$35.65
France	105	108	France	57.00	38.32
Turkey	16	20	Turkey	51.04	34.37

Total	159	169	Total	$55.39	$37.21

Revenue
     Oil and natural gas sales
Oil and natural gas sales for the three months ended September 30, 2005 were $8.8 million, as compared to $6.4 million for the comparable period in 2004. This increase is primarily due to a significant increase in the average realized price of both oil and natural gas. The above table compares both volumes and prices received for oil and natural gas for the three months ended September 30, 2005 and 2004. Oil and natural gas prices are and will continue to be extremely volatile and a significant change will have a material impact on our revenue.
We had no loss on commodity derivatives in the third quarter of 2005 as compared to a loss of $720,000 for the third quarter of 2004. We were not party to any hedging contracts as of September 30, 2005.
Costs and expenses
     Lease operating
Lease operating expense was $2.1 million, or $13.21 per BOE produced for the quarter ended September 30, 2005, as compared to $1.6 million, or $9.47 per BOE produced for the comparable period in 2004. This increase is primarily due to the workover program in France and a 10,000 BOE decline in production when comparing the quarter ended September 30, 2005 to 2004.

     Exploration and acquisition.
Exploration and acquisition expense for the third quarter of 2005 was $1.1 million, as compared to $432,000 in the third quarter of 2004. This increase is due to increased evaluation activity on our international prospects.
     Dry hole and abandonment
Dry hole and abandonment cost for the third quarter of 2005 was $1.5 million, as compared to no dry hole and abandonment cost in the third quarter of 2004. This increase is due to expensing of the Boyabot # 1 well in Turkey, which did not test sufficient oil and gas to be declared commercial.
     Depreciation, depletion and amortization.
Third quarter 2005 depreciation, depletion and amortization expense was $1 million or $6.29 per BOE produced, as compared to $954,000, or $5.64 per BOE produced for the third quarter of 2004. This increase is primarily due to increased investments in oil and gas properties.
     General and administrative
General and administrative expense was $1.3 million, for the third quarter of 2005 compared with $1.1 million for the third quarter of 2004. The increase is primarily due to the recognition of $145,243 of stock compensation expense related to the restricted stock granted by the Board of Directors to certain employees and non employee directors.
Other income and expense
Other income and expense resulted in income of $161,000 for the three months ended September 30, 2005 versus a loss of $120,000 for the comparable period in 2004. The increase is primarily due to an increase in interest income which is a result of investing the proceeds received from the equity offering and the convertible debt offering.
Income available to common shares
For the third quarter of 2005, we reported income from continuing operations after taxes of $1.1 million, compared with $1.8 million for the same period of 2004. Third quarter 2005 income applicable to common shares was $1.0 million versus $1.7 million in the third quarter of 2004.
Other comprehensive income
This item should be read in conjunction with Note 3 in the Notes to Consolidated Financial Statements included in this filing.
The most significant element of comprehensive income, other than net income, is foreign currency translation. As of December 31, 2004, we had accumulated an unrealized gain of $2 million. In the third quarter 2005 we had an unrealized loss of $12,000. The functional currency of our operations in France is the Eurodollar, the functional currency in Romania is the Lei, in Turkey the functional currency is the New Turkish Lira and in Hungary the functional currency is the Forint. The exchange rates used to translate the financial position of the French, Turkish, Romanian and Hungarian operations at September

30, 2005 were approximately US $1.26 per Eurodollar, 1.35 New Turkish Lira per US Dollar, 29,585 Lei per US Dollar and 207.28 Forints per US Dollar, respectively. The Eurodollar rate at September 30, 2004, was US $1.24 per Eurodollar and US $0.67 per million Turkish Lira. There were no Romanian and Hungarian operations in the third quarter of 2004.
COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
The following tables present production and average unit prices for the geographic segments indicated:

	For the Nine months Ended September 30,
	2005	2004		2005	2004
Production			Average Price
Oil (MBbls):			Oil ($/Bbl):
United States	45	53	United States	$51.32	$35.99
France	301	291	France	49.88	33.55
Turkey	49	55	Turkey	43.06	30.03

Total	395	399	Total	$49.20	$33.44

Gas (MMcf):			Gas ($/Mcf):
United States	396	421	United States	$7.04	$5.58
France	—	—	France	—	—
Turkey	—	—	Turkey	—	—

Total	396	421	Total	$7.04	$5.58

MBOE:			$/BOE:
United States	112	124	United States	$45.97	$34.56
France	301	291	France	49.88	33.55
Turkey	49	55	Turkey	43.06	30.03

Total	462	470	Total	$48.21	$33.40

Revenue
     Oil and natural gas sales
Oil and natural gas sales for the nine months ended September 30, 2005 were $22.3 million, as compared to $15.8 million for the comparable period in 2004. This increase is primarily due to a significant increase in the average realized price of both oil and natural gas. The above table compares both volumes and prices received for oil and natural gas for the nine months ended September 30, 2005 and 2004. Oil and natural gas prices are and will continue to be extremely volatile and a significant change will have a material impact on our revenue.
We had no loss on commodity derivatives in the first nine months of 2005, as compared to $1.2 million loss for the first nine months of 2004. We were not party to any hedging contracts as of September 30, 2005.
Costs and expenses
     Lease operating
Lease operating expense was $6.4 million, or $13.85 per BOE produced for the nine months ended September 30, 2005, as compared to $5 million, or $10.64 per BOE produced for the comparable period in 2004. This increase is primarily due to the workover program in France and 8,000 BOE decline in production when comparing the nine months ended September 30, 2005 to 2004.
     Exploration and acquisition.

Exploration and acquisition expense for the nine months ended September 30, 2005 was $1.9 million, as compared to $1 million for the comparable period in 2004. The increase is primarily due to increased evaluation activity on our international prospects.
     Dry hole and abandonment
Dry hole and abandonment cost for the nine months ended September 30, 2005 was $1.5 million, as compared to no dry hole and abandonment cost for the comparable period of 2004. This increase is due to expensing of the Boyabot # 1 well in Turkey, which did not test sufficient oil and gas to be declared commercial.
     Depreciation, depletion and amortization.
For the nine months ended September 30, 2005 depreciation, depletion and amortization expense was $2.9 million, or $6.28 per BOE produced, as compared to $2.6 million, or $5.63 per BOE produced for the nine months ended September 30, 2004. This is increase is primarily due to increased investments in oil and gas properties.
     General and administrative
General and administrative expense was $5.1 million, for the nine months ended September 30, 2005 compared with $3.9 million for the comparable period of 2004. The increase is primarily due to costs related to Security and Exchange Commission filings, Sarbanes-Oxley compliance, expensing of stock compensation expense related to the restricted stock granted by the Board of Directors to certain employees and non employee directors and an increase in personnel required for our Western Black Sea Program in Turkey.
Other income and expense
Other income and expense resulted in income of $568,000 for the nine months ended September 30, 2005 versus income of $3.8 million for the comparable period in 2004. The decrease was primarily due to a realized $4.8 million foreign currency exchange gain in 2004, that was related to the increase in value of the Eurodollar against the U.S. dollar in connection with the discharge of the Barclays Facility.
Discontinued operations
The following table compares discontinued operations for the nine months ended September 30, 2005 and 2004:

	Nine months Ended September 30.
	2005	2004
Revenues:
Oil and natural gas sales (revenue applicable to periods prior to the effective date of January 1, 2004)	$25	$104

Total revenues	25	104
Costs and expenses:
Lease operating	—	(14)
General and administrative	—	18
Interest	—	305

Total costs and expenses	—	309
Gain on sale of properties	—	28,736

Income before taxes	—	28,531
Income tax provision	—	10,177

Income from discontinued operations	$25	$18,354

Income available to common shares
For the nine months ended September 30, 2005, we reported income from continuing operations before taxes of $4.5 million, compared with $6.9 million for the same period of 2004. For the nine months ended September 30, 2005 income applicable to common shares was $3.9 million versus income applicable to common shares of $24.7 million in the first nine months of 2004.
Other comprehensive income
This item should be read in conjunction with Note 3 to Notes to Consolidated Financial Statements included in this filing.
The most significant element of comprehensive income, other than net income, is foreign currency translation. As of December 31, 2004, we had accumulated an unrealized gain of $2 million. In the first nine months of 2005, we had an unrealized loss of $5.2 million. The functional currency of our operations in France is the Eurodollar, the functional currency in Romania is the Lei, in Turkey the functional currency is the New Turkish Lira and in Hungary the functional currency is the Forint. The exchange rate used to translate the financial position of the French, Turkish, Romanian and Hungarian operations at September 30, 2005 was approximately US $1.26 per Eurodollar, 1.35 New Turkish Lira per US Dollar, 29,585 Lei per US Dollar and 207.28 Forint per US Dollar, respectively. The Eurodollar rate at September 30, 2004, was US $1.24 per Eurodollar and US $0.67 per million Turkish Lira. There were no Romanian or Hungarian operations in the first nine months of 2004.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004.
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation, communications from Hein & Associates LLP to our Audit Committee in November 2005, and subject to the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting

Officer concluded that our disclosure controls and procedures were not effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives. Due to the lack of adequate review and challenge of an investee’s revenue recognition as reflected in its financial statement. We use those statements as the basis for recording our equity in the earnings of the investee.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
However, due to the previous revenue recognition by our equity investments, we have changed our procedures so that all transactions that have a material effect on the statement of operations will be reviewed and analyzed by the Company to ensure that the transaction has been properly recorded.
PART II. OTHER INFORMATION
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As reported in Current Reports on Form 8-K filed with the Securities and Exchange Commission on September 28, 2005 and October 6, 2005, on September 27, 2005, we issued an aggregate principal amount of $75,000,000 of the Notes at an initial conversion rate of 23.3596 shares of Toreador’s common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $42.81 per share to the purchasers set forth below pursuant to a Purchase Agreement with such purchasers dated as of September 22, 2005 and on September 30, 2005, such purchasers exercised their over-allotment option and we issued an additional $11,250,000 of Notes with the same initial conversion price. UBS Securities LLC purchased an aggregate of $56,062,500 of the Notes, Morgan Keegan & Company, Inc. purchased an aggregate of $4,226,250 of the Notes, First Albany Capital Inc. purchased an aggregate of $9,875,625 of the Notes, Stanford Group Company purchased an aggregate of $9,867,000 of the Notes and The Shemano Group purchased an aggregate of $6,158,250 of the Notes. The Notes were sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, pursuant to transactions by us not involving any public offering. The exemption under Section 4(2) of the Securities Act for the sale of the Notes is based upon the representations of the purchasers in the purchase agreement that, among other things, the purchasers were “Qualified Institutional Buyers,” as defined by Rule 144A under the Securities Act.

ITEM 6 – EXHIBITS

Exhibit
Number	Description	Incorporation by Reference
2.1	Quota Purchase Agreement between Pogo Overseas Production BV, as Seller, and Toreador Resources Corporation, as Purchaser, dated as of June 7, 2005	Incorporated by reference from current report on Form 8-K (Exhibit 2.1) filed on June 13, 2005.

4.1	Registration Rights Agreement dated September 27, 2005 by and between Toreador Resources Corporation and UBS Securities LLC and the other Initial Purchasers named in the Purchase Agreement.	Incorporated by reference from Form S-3 (File No. 333-___) (Exhibit 4.18) filed on November 10, 2005.

4.2	Indenture dated as of September 27, 2005 by and between Toreador Resources Corporation and The Bank of New York Trust Company, N.A.	Incorporated by reference from Form S-3 (File No. 333-___) (Exhibit 4.19) filed on November 10, 2005.

10.1	Warrant to Purchase Common Stock of Toreador Resources Corporation dated July 11, 2005 by and between Toreador Resources Corporation and Natexis Banques Populaires.	Incorporated by reference from current report on Form 8-K (Exhibit 10.1) filed on July 13, 2005.

10.2	Form of Subscription Agreement for September 16, 2005 private placement	Incorporated by reference from current report on Form 8-K (Exhibit 10.1) filed on September 22, 2005.

10.3	Purchase Agreement dated September 22, 2005 by and among Toreador Resources Corporation, UBS Securities LLC and the other Initial Purchasers named in Schedule A thereto	Incorporated by reference from Form S-3 (File No. 333-___) (Exhibit 10.2) filed on November 10, 2005.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION, Registrant
November 10, 2005	/s/ G. Thomas Graves III
G. Thomas Graves III
President and Chief Executive Officer

November 10, 2005	/s/ Douglas W. Weir
Douglas W. Weir
Senior Vice President and Chief Financial Officer

November 10, 2005	/s/ Charles J. Campise
Charles J. Campise
Vice President – Accounting and Chief Accounting Officer