Form 10-Q
period 2006-03-31
TOREADOR RESOURCES CORP
filed 2006-05-15
CIK 98720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:
March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-02517
TOREADOR RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-0991164
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)
4809 Cole Avenue, Suite 108
Dallas, Texas 75205
(Address of principal executive office)
Registrant’s telephone number, including area code: (214) 559-3933
Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
As of May 1, 2006, there were 15,642,014 shares of common stock outstanding.

TOREADOR RESOURCES CORPORATION

TOREADOR RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,264	$92,507
Accounts and notes receivable, net of allowance for doubtful accounts of $1,500 and zero	17,161	18,506
Income taxes receivable	4,947	4,736
Other	2,383	3,243

Total current assets	102,755	118,992

Oil and gas properties, net, using successful efforts method of accounting	152,096	134,035
Investments in unconsolidated entities	2,362	2,251
Goodwill	2,487	2,487
Other assets	5,465	5,415

	$265,165	$263,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,105	$22,479
Convertible debenture – related party	—	810
Income taxes payable	1,995	908

Total current liabilities	24,100	24,197

Long-term accrued liabilities	377	1,043
Long-term debt	5,000	5,000
Long-term asset retirement obligation	2,322	2,225
Deferred income tax liability	10,329	10,221
Convertible senior notes	86,250	86,250

Total liabilities	128,378	128,936

Stockholders’ equity:
Preferred stock, Series A-1, $1.00 par value, 4,000,000 shares authorized; liquidation preference of $1,800,000; 72,000 shares issued	72	72
Common stock, $0.15625 par value, 30,000,000 shares authorized;16,362,041 and 16,142,824 shares issued	2,557	2,522
Additional paid-in capital	107,607	106,099
Retained earnings	32,589	31,346
Accumulated other comprehensive loss	(3,504)	(3,261)
Treasury stock at cost, 721,027 shares	(2,534)	(2,534)

Total stockholders’ equity	136,787	134,244

	$265,165	$263,180

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Oil and natural gas sales revenue	$9,769	$6,414
Operating costs and expenses:
Lease operating	2,435	2,120
Exploration and acquisition	1,053	374
Depreciation, depletion and amortization	1,471	917
Loss contingency on insurance receivable	1,500	—
General and administrative	2,521	1,804

Total operating costs and expenses	8,980	5,215

Operating income	789	1,199
Other income (expense):
Equity in earnings of unconsolidated investments	96	89
Gain on sale of other assets	471	—
Foreign currency exchange gain	630	13
Interest and other income	940	245
Interest expense	(1,265)	69

Total other income	872	416

Income before taxes	1,661	1,615
Income tax provision	377	62

Income from continuing operations	1,284	1,553
Income from discontinued operations, net of tax	—	10

Net income	1,284	1,563
Preferred dividends	(41)	(563)

Income available to common shares	$1,243	$1,000

Basic income per share	$0.08	$0.08

Diluted income per share	$0.08	$0.08

Weighted average shares outstanding:
Basic	15,507	12,801

Diluted	16,338	14,142

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,284	$1,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,471	917
Dry hole and abandonment	—	(5)
Gain on sale of other assets	(471)	—
Equity in earnings of unconsolidated investments	(96)	(89)
Stock based compensation	430	—
Loss contingency on insurance receivable	1,500	—
Realized gains on foreign currency transactions	—	(13)
Increase in accounts and notes receivables	(27)	(2,210)
(Increase) decrease in other current assets	926	(1,124)
Increase in other assets	(103)	(68)
Increase (decrease) in accounts payable and accrued liabilities	(1,219)	265
Increase (decrease) in income taxes payable	969	(3,154)
Deferred income taxes	(42)	1,719

Net cash provided by (used in) operating activities	4,622	(2,199)

Cash flows from investing activities:
Expenditures for property and equipment	(17,655)	(6,210)
Investments in unconsolidated subsidiaries	—	(323)

Net cash used in investing activities	(17,655)	(6,533)

Cash flows from financing activities:
Borrowings from long-term debt	—	2,000
Repayments of long-term debt	—	(37)
Proceeds from issuance of common stock, net	179	33,221
Payment of preferred dividends	(41)	(65)

Net cash provided by (used in) financing activities	138	35,119

Net increase (decrease) in cash and cash equivalents	(12,895)	26,387
Effects of foreign currency translation on cash and cash equivalents	(1,348)	420
Cash and cash equivalents, beginning of period	92,507	4,977

Cash and cash equivalents, end of period	$78,264	$31,784

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
The consolidated financial statements of Toreador Resources Corporation and subsidiaries (the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated balance sheet at December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2005 annual report on Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
     New Accounting Pronouncements
In February 2006, the FASB issued Statement 155, “Accounting for Certain Hybrid Instruments- an amendment of FASB Statements No. 133 and 140.” The statement amends Statement 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional guidance on the applicability of Statement 133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year that begins after September 16, 2006. As of March 31, 2006, the Company has not entered into nor do we expect to enter into any agreements that would be subject to this Statement.
In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140”. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practical. The Board concluded that fair value is the most relevant measurement attribute for the initial recognition of all servicing assets and servicing liabilities, because it represents the best measure of fair value. The effective date of FASB No. 156 is the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this Statement to have any impact on its financial statements.
Unless otherwise noted, amounts reported in tables are in thousands, except per share and product per unit data.
NOTE 2 — INSURANCE CLAIM ON 2005 BLACK SEA INCIDENTS
In 2005 we incurred two separate incidents offshore Turkey in the Black Sea which resulted in the loss of two caissons and three wells. Both of these incidents were insured. In December 2005 the Company received notice that the insurance company had reserved $10.6 million (net to the Company) for potential payment of the claims under four different policies. As of December 31, 2005, the book value of the wells and caissons was $11.1 million. The difference of $569,000 was recorded as a loss on the involuntary conversion as of December 31, 2005.
In April 2006, the insurance underwriter notified the Company that they were reviewing the claims and requested additional supplementary information on the two incidents. The insurance underwriter initially denied claims under one of the policies pending resolution of the outstanding request for information and reserved its rights with respect to the claims under the other policy.
While we continue to believe the full amount recorded as of December 31, 2005 is recoverable and we intend to vigorously pursue the payment of all claims, such claims may be subject to negotiation and we may receive a lesser amount to settle the claim in a timely manner and avoid protracted legal proceedings. Therefore, at March 31, 2006, we have included in the Statement of Operations as a “Loss contingency on insurance receivable” a reasonable estimate of what we believe may be uncollectible ($1.5 million) under the policies. If we subsequently determine that portions of this receivable are not collectible, we would be required to accrue an additional loss contingency in its Statement of Operations.

NOTE 3 – STOCK BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” (SFAS 123R). SFAS 123R establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. Prior year financial statements are not restated. The Company’s results for the three months ended March 31, 2006 include an additional $23,382 of general and administrative expenses relating to the adoption of SFAS 123R. Additionally, upon adoption of SFAS 123R, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities.
For the three months ended March 31, 2005, the Company accounted for stock based compensation plans under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Compensation cost related to stock options issued to employees was recorded only if the grant-date market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net earnings and earnings per share if a fair value based method had been applied to all awards.

Three Months
Ended
March 31, 2005
Income available to common shares, as reported	$1,000
Basic earnings per share a reported	0.08
Diluted earnings per share reported	0.08
Pro-forma stock-based compensation costs under the fair value method, net of related tax	26
Pro-forma income applicable to common shares, under the fair-value method	974
Pro-forma basic earnings per share under the fair-value method	0.08
Pro-forma diluted earnings per share under the fair-value method	0.07
The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Options granted in
	2005	2004	2003
Dividend yield per share (1)	—	—	—
Volatility (2)	70.9%	43 - 54%	42%
Risk-free interest rate (3)	4.0%	3.3 - 4.6%	2.8%
Expected lives (4)	5 years	3 years	10 years

(1)	Historically, we have not paid dividends on common shares and do not anticipate doing so during the expected lives of these options.

(2)	We estimated volatility based on historic rates of return on our common stock over periods similar to the expected lives of the related options.

(3)	We estimated the risk free rate based on treasury issues with lives similar to the expected lives of the related options based on quotes available at or near the dates of grant of the related options.

(4)	We estimated expected lives considering, a) the contractual term of the related options, b) the average age of options exercised near the date of grant of the related options and c) our expectation of our stock performance during the contractual period.
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
A summary of stock option transactions for the three months ended March 31, 2006 is as follows:

		WEIGHTED
		AVERAGE EXERCISE
	SHARES	PRICE
Outstanding at January 1	858,940	$5.07
Granted	—	—
Exercised	(15,350)	4.34
Forfeited	—	—

Outstanding at March 31	843,590	$5.09

Exercisable at March 31	788,590	$4.87

On the date of exercise, the intrinsic value of the options exercised, in the above table was approximately $378,000. During the three months ended March 31, 2006, we received cash from stock option exercises of $64,000 and recognized a tax benefit related to such exercises of $124,000.
Upon exercise, we issue the full amount of shares exercisable per the term of the options from new shares. We have no plans to repurchase those shares in the future.
For stock options granted the following table represents the weighted-average exercise prices and the weighted-average fair value based upon whether or not the exercise price of the option was greater than, less than or equal to the market price of the stock on the grant date:

			WEIGHTED-AVERAGE
			EXERCISE
YEAR	OPTION TYPE	SHARES	PRICE	FAIR VALUE
2005	Exercise price equal to market price	20,000	$16.90	$7.31
2004	Exercise price greater than market price	352,700	$5.50	$1.60
	Exercise price equal to market price	90,000	6.89	2.50
2003	Exercise price equal to market price	120,000	$3.10	$1.12
The following table summarizes information about the fixed price stock options outstanding at March 31, 2006:

	Number Outstanding		Number Exercisable
		Intrinsic		Intrinsic
		Value		Value	Weighted Average Remaining
Exercise Price	Shares	(in thousands)	Shares	(in thousands)	Contractual Life in Years
$2.75	45,000	$1,400	45,000	$1,400	2.49
3.00	5,000	156	5,000	156	3.17
3.10	95,000	2,955	60,000	1,866	7.22
3.12	10,940	340	10,940	340	4.47
3.88	5,000	156	5,000	156	3.58
4.12	68,000	2,115	68,000	2,115	6.17
4.51	20,000	622	20,000	622	5.88
4.96	50,000	1,556	50,000	1,556	8.14
5.00	240,133	7,471	240,133	7,471	3.05
5.50	221,217	6,882	221,217	6,882	6.57
5.75	25,800	803	25,800	803	4.94
5.95	30,000	933	30,000	933	5.13
13.75	7,500	233	7,500	233	8.64
16.90	20,000	622	—	—	9.14

$5.09	843,590	$26,244	788,590	$24,533	5.38

In May 2005, stockholders approved the Toreador Resources Corporation 2005 Long-Term Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 250,000 shares of the Company’s common stock to key employees, key consultants and outside directors of the Company. In 2005 the Board of Directors authorized a total of 114,560 shares of restricted stock be granted to employees and non-employee directors. In accordance with Opinion 25, the compensation cost is measured by the difference between the quoted market price of the stock at the date of grant and the price, if any, to be paid by an employee and is recognized as expense over the period the recipient performs related services. The restricted stock grants vest over a three year period and the average price of the stock on the date of the grants was $20.09. Stock compensation expense of approximately $407,000 is included in the Statement of Operations for the three months ended March 31, 2006.
The following table summarizes the changes in outstanding restricted stock grants along with their related grant-date fair values, during the three months ended March 31, 2006:

		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2006	114,560	$20.10
Shares granted	80,075	30.83
Shares vested	—	—
Shares forfeited	(300)	30.83

Non-vested at March 31,2006	194,335	$24.50

NOTE 4 – EARNINGS PER COMMON SHARE
The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation:

	Three Months Ended
	March 31,
	2006		2005
	(in thousands, except per share data)
Basic earnings per share:
Numerator:
Income from continuing operations, net of tax	$1,284		$1,553
Income from discontinued operations, net of tax	—		10

Net income	1,284		1,563
Less: dividends on preferred shares	41		563

Net income available to common shares	$1,243		$1,000

Denominator:
Weighted average common shares outstanding	15,507		12,801

Basic earnings per share from:
Income per share available to common shares	$0.08		$0.08

Diluted earnings per share:
Numerator:
Income from continuing operations, net of tax	$1,284		$1,553
Income from discontinued operations, net of tax	—		10

Net income	1,284		1,563
Plus: interest on convertible debt	10		54
Less: dividends on preferred shares	41		563

Income available to common shares	$1,253		$1,054

Denominator:
Weighted average common shares outstanding	15,507		12,801
Common stock options and warrants	725		948
Conversion of preferred shares	—	(1)	—
Conversion of 7.85% notes payable	—	(2)	173
Conversion of 5.0% notes payable	—	(3)	—
Conversion of debenture	106		220

Diluted shares outstanding	16,338		14,142

Diluted earnings per share from:
Income per share available to common shares common shares	$0.08		$0.08

(1)	The conversion of the preferred shares into 450,000 common shares would have been antidulitive at March 31, 2006 and 2005, therefore there are no dilutive shares added at these dates.

(2)	Conversion of the 7.85 % notes payable were converted to common stock in January 2005.

(3)	Conversion of these securities would result in issuance of 2,014,716 common shares that are antidulitive; therefore, there are no dilutive shares added at March 31, 2006. The 5% notes payable were not issued until September 27, 2005 and September 30, 2005.

NOTE 5 – COMPREHENSIVE INCOME
The following table presents the components of comprehensive income (loss), net of related tax:

	Three Months Ended
	March 31,
	2006	2005
Net income	$1,284	$1,563
Foreign currency translation adjustment and other	(243)	(1,886)

Comprehensive income (loss)	$1,041	$(323)

NOTE 6 – LONG-TERM DEBT
     Convertible Senior Notes due October 1, 2025
On September 27, 2005, we sold $75 million of Convertible Senior Notes due October 1, 2025 (“Notes”) to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The Company also granted the initial purchasers the option to purchase an additional $11.25 million aggregate principal amount of Notes to cover over-allotments. The option was exercised on September 30, 2005. The total principal amount of Notes issued was $86.25 million and total net proceeds were approximately $82.2 million. We incurred approximately $4.1 million of costs associated with the issuance of the Notes; this cost has been recorded in other assets on the balance sheet and recorded to interest expense over the life of the Notes. The net proceeds have been and will be used for general corporate purposes, including funding a portion of the Company’s 2005 and 2006 exploration and development activities.
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
     Revolving Line of Credit with Natexis Banques Populaires
On December 23, 2004, we entered into a five-year $15 million reserve-based borrowing facility with a French lender to finance the development of our existing French fields, acquisitions of new fields, general working capital and other corporate purposes. The facility bears interest at a floating rate of 2.25-2.75% above LIBOR (7.15% total rate at March 31, 2006) depending on the principal outstanding. The $15 million facility contains various affirmative and negative covenants. As of March 31, 2006, we were in compliance with all covenants. In August 2005, $5 million was borrowed against this facility for our operations in Turkey. The maximum commitment fee associated with the facility is 1.375% of the borrowing base, which is currently set at $8 million. As of March 31, 2006, there was approximately $3 million available under this credit facility. On April 18, 2006, the $5 million outstanding at March 31, 2006 was repaid.
     Revolving Line of Credit with Texas Capital Bank, N.A.
On December 30, 2004, we entered into a five-year $25 million reserve-based borrowing facility with Texas Capital Bank, N.A. The facility bears interest at a rate of prime less 0.5% (7.25% total rate at March 31, 2006). The $25 million facility contains various affirmative and negative covenants. As of March 31, 2006, we were in compliance with all covenants, there were no outstanding balances and approximately $3.3 million was available under this facility.

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
     Convertible Debenture
Prior to the acquisition of Madison Oil Company, Madison Oil Company was party to a convertible debenture in the amount of approximately $2.2 million payable to PHD Partners LP and due on March 31, 2006. The general partner of PHD Partners LP is a corporation wholly-owned by David M. Brewer, a director and significant stockholder of Toreador. The original debenture bore interest at 10% per annum. As of March 31, 2004, the debenture was amended and restated to bear interest at 6% per annum, eliminate Madison Oil Company’s right under certain circumstances to force a conversion of the principal into shares of Toreador common stock and eliminate Madison Oil Company’s ability to repay principal prior to maturity. At the holder’s option, the second amended and restated convertible debenture was convertible into Toreador common stock at a conversion price of $6.75 per share. On August 10, 2005, PHD Partners LP converted $675,000 of the second amended and restated debenture into 100,000 shares of our common stock. In the first quarter 2006, PHD Partners LP converted the remaining balance of $810,000 of the second amended and restated debenture into 119,962 shares of our common stock.
     Interest Payments
For the three months ended March 31, 2006 and 2005, we have made cash payments for interest of $2.2 million and zero, respectively.
NOTE 7 – ASSET RETIREMENT OBLIGATIONS
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
The following table summarizes the changes in our asset retirement liability during the years ended March 31, 2006 and 2005:

	2006	2005
Asset retirement obligation January 1	$2,225	$2,331
Accretion expense	35	35
Property additions	14	—
Foreign currency translation adjustment	49	(95)

Asset retirement obligation at March 31	$2,322	$2,271

NOTE 8 – GEOGRAPHIC OPERATING SEGMENT INFORMATION
We have operations in only one industry segment, the oil and natural gas exploration and production industry. We are structured along geographic operating segments or regions. As a result, we have reportable operations in the United States, France, Turkey and Romania and Hungary.
The following tables provide the geographic operating segment data required by Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information”.

	Three Months Ended March 31, 2006
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$1,630	$7,289	$850	$—	$—	$9,769
Costs and expenses	3,194	3,237	2,125	2	422	8,980

Operating income (loss)	$(1,564)	$4,052	$(1,275)	$(2)	$(422)	$789

	Three Months Ended March 31, 2005
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$1,521	$4,291	$602	$—	$—	$6,414
Costs and expenses	2,362	2,197	653	3	—	5,215

Operating income (loss)	$(841)	$2,094	$(51)	$(3)	$—	$1,199

	Total Assets (1)
	United
	States	France	Turkey	Romania	Hungary	Total
March 31, 2006	$94,959	$69,184	$82,666	$8,984	$9,372	$265,165

March 31, 2005	$46,303	$56,665	$23,724	$1,547	$—	$128,239

(1)	Each segment’s assets reflect the effect of intersegment eliminations.
NOTE 9 – INCOME TAXES
At March 31, 2006, the Company had recorded an income tax receivable of $4.9 million resulting primarily from an operating loss through March 31, 2006 in our U.S segment. For the three months ended March 31, 2006 and 2005 we paid income taxes of approximately $0 and $900,000, respectively, related to 2004 taxable income. As of March 31, 2006, our U.S. net operating loss generated a $196,000 tax benefit which was reduced by a $573,000 foreign tax provision, resulting in an income tax provision of $377,000. Our effective income tax rate differs from the statutory rates applicable to jurisdictions in which we operate due primarily to a change in enacted tax rates in France along with a net operating loss carryback claim relating to our 2003 French taxable income we discovered during the preparation of our 2005 French income tax return.

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
The Company’s financial and operating highlights for the three months ended March 31, 2006, included the following:
•	Operating income of $789,000, compared with $1.2 million for the three months ended March 31, 2005,

•	Production of 176 MBOE,

•	Cash flows from operating activities of $4.6 million,

•	Successful testing of the Dogu Ayazli #1 and #2 in South Akcakoca Sub-basin, offshore Turkey,

•	The Fauresti-185 well was successfully re-entered and is being completed as a gas producer. In initial testing, the well flowed approximately 2.0 million cubic feet of gas per day (MMcfd) with 15 barrels of associated condensate,

•	The production facility in the Fauresti Field has been completed and tested, and a pipeline connecting the facility to the national gas distribution system is under construction and is expected to be completed in the next few weeks.

LIQUIDITY AND CAPITAL RESOURCES
This section should be read in conjunction with Notes 4 and 6 to Notes to Consolidated Financial Statements included in this filing.
     Liquidity
As of March 31, 2006, we had cash on hand of $78.3 million, a current ratio of approximately 4.26 to 1 and a debt (convertible debenture, long-term debt and convertible senior notes) to equity ratio of .67 to 1. For the three months ended March 31, 2006 and 2005, operating income was $789,000 and $1.2 million, respectively, and capital expenditures were $17.7 million and $6.2 million, respectively.
We anticipate that our 2006 capital expenditures budget, excluding any acquisitions we may make, will be approximately $100 million. We believe that our available cash balance, cash flow from operations and available borrowings under our credit facilities will sufficiently fund these capital requirements. We may seek additional funds if unanticipated capital requirements arise and to fund any unexpected potential acquisitions.
     Senior Debt
On December 23, 2004, we entered into a five-year $15 million reserve-based borrowing facility with a French lender to finance the development of our existing French fields, acquisitions of new fields, general working capital and our corporate purposes. The facility bears interest at a floating rate of 2.25-2.75% above LIBOR (7.15% total rate at March 31, 2006) depending on the principal outstanding. Toreador and certain of its U.S. and French subsidiaries have each guaranteed the obligations under the facility. This facility will require monthly interest payments until December 23, 2009, at which time all unpaid principal and interest are due. Under the $15 million facility borrowings of approximately $8 million were available at March 31, 2006. The $15 million facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets, change of control and management, limitations on the distribution of stock dividends and require us to meet certain financial requirements. Specifically, we must maintain an interest cost ratio of not less than 4.00 to 1.00, an indebtedness ratio of not less than 1.00 to 1.00, asset life cover ratio of not less than 1.25 to 1.00, a loan life cover ratio equal to or greater than 1.15 to 1.00 and a debt service coverage ratio equal to or greater than 1.10 to 1.00. As of March 31, 2006, we were in compliance with all covenants. On April 18, 2006, the $5 million outstanding at March 31, 2006 was repaid.
On December 30, 2004, we entered into a five-year $25 million reserve-based borrowing facility with Texas Capital Bank, N.A. in order to finance the development and acquisition of oil and natural-gas interests both domestically and internationally and for working capital purposes. The facility bears interest at a rate of prime less 0.5% (7.25% total rate at March 31, 2006) and is collateralized by our domestic working interests. The borrowers under this facility are two of our domestic subsidiaries, and Toreador has guaranteed the obligations. At March 31, 2006 we had approximately an additional $3.3 million available for borrowings. The $25 million facility requires monthly interest payments until January 1, 2009 at which time all unpaid principal and interest are due. The $25 million facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets, change of control and management and require us to meet certain financial requirements. Specifically, we must maintain a current ratio of 1.25 to 1.00 (exclusive of amounts due under revolving credit arrangements) and an interest coverage ratio of not less than 3.00 to 1.00. As of March 31, 2006, we were in compliance with all covenants.

     Preferred Stock
As of March 31, 2006, there were 72,000 shares of Series A-1 Convertible Preferred Stock outstanding. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 450,000 Toreador common shares). The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A-1 Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter.
     Private Placement
On September 16, 2005, we sold 806,450 shares of our common stock to certain accredited investors pursuant to a private placement. The net proceeds of approximately $23.8 million was used for general corporate purposes, including the funding of our capital expenditures requirements in 2005 and 2006.
     Convertible Senior Notes
On September 27, 2005, we sold $75 million of Convertible Senior Notes due October 1, 2025 to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The Company also granted the initial purchasers the option to purchase an additional $11.25 million aggregate principal amount of Notes to cover over-allotments. The option was exercised on September 30, 2005, which resulted in a total principal amount of $86.25 million and total net proceeds of approximately $82.2 million. The funds have been and will be used for general corporate purposes, including funding a portion of the Company’s 2005 and 2006 exploration and development activities. (See Note 6 to Notes to Consolidated Financial Statements for additional detail.)
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
Dividends on our Series A-1 Convertible Preferred Stock are paid quarterly. For the three months ended March 31, 2006 dividends totaled $41,000, of which all was paid in cash. Cash dividends of $65,000 were paid for the three month period ended March 31, 2005.
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
CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2 to our consolidated financial statements included Form 10-K dated December 31, 2005. We have identified below policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and natural gas revenues, accounts receivable, oil and natural gas properties, income taxes, derivatives, contingencies and litigation, on a periodic basis and base our estimates on experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:
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
NEW ACCOUNTING PRONOUNCEMENTS
In February 2006, the FASB issued Statement 155, “Accounting for Certain Hybrid Instruments- an amendment of FASB Statements No. 133 and 140.” The statement amends Statement 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional guidance on the applicability of Statement 133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year that begins after September 16, 2006. As of March 31, 2006, the Company has not entered into nor do we expect to enter into any agreements that would be subject to this Statement.
In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140”. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practical. The Board concluded that fair value is the most relevant measurement attribute for the initial recognition of all servicing assets and servicing liabilities, because it represents the best measure of fair value. The effective date of FASB No. 156 is the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this Statement to have an impact on its financial statements.
RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
The following tables present production and average unit prices for the geographic segments indicated:

	For the Three Months Ended March 31,
	2006	2005		2006	2005
Production			Average Price
Oil (MBbls):			Oil ($/Bbl):
United States	14	15	United States	$56.96	$46.94
France	125	97	France	58.23	44.15
Turkey	17	16	Turkey	51.62	36.48

Total	156	128	Total	$57.42	$43.49

Gas (MMcf):			Gas ($/Mcf):
United States	118	125	United States	$6.12	$6.17
France	—	—	France	—	—
Turkey	—	—	Turkey	—	—

Total	118	125	Total	$6.12	$6.17

MBOE:			$/BOE:
United States	34	36	United States	$45.29	$41.15
France	125	97	France	58.23	44.15
Turkey	17	16	Turkey	51.62	36.48

Total	176	149	Total	$55.11	$42.59

Revenue
     Oil and natural gas sales
Oil and natural gas sales for the three months ended March 31, 2006 were $9.8 million, as compared to $6.4 million for the comparable period in 2005. This increase is primarily due to a $12.52 per BOE increase in price that resulted in a $1.9 million increase in revenue and an increase in production of 27 MBOE that resulted in an additional $1.5 million of revenue. The increase in production was primarily due to the Charmottes #111 that was placed on production in December 2005.
The above table compares both volumes and prices received for oil and natural gas for the three months ended March 31, 2006 and 2005. Oil and natural gas prices are and will continue to be extremely volatile and a significant change will have a material impact on our revenue.
We had no gain or loss on commodity derivatives in the three months ended March 31, 2006 or 2005. We were not party to any hedging contracts as of March 31, 2006.

Costs and expenses
     Lease operating
Lease operating expense was $2.4 million, or $13.86 per BOE produced for the quarter ended March 31, 2006, as compared to $2.1 million, or $14.09 per BOE produced for the comparable period in 2005. The $300,000 increase is primarily due to additional operating expense incurred on our older wells.
     Exploration and acquisition.
Exploration and acquisition expense for the first quarter of 2006 was $1.1 million, as compared to $374,000 in the first quarter of 2005. This increase is due primarily to our Hungarian operation that was acquired in the second quarter of 2005 and an increase in our exploration staff to support our growing exploration program.
     Depreciation, depletion and amortization.
First quarter 2006 depreciation, depletion and amortization expense was $1.5 million or $8.37 per BOE produced, as compared to $917,000, or $6.15 per BOE produced for the first quarter of 2005. This increase is primarily due to the development drilling and workover program in France in 2005.
     General and administrative
General and administrative expense was $2.5 million, for the first quarter of 2006 compared with $1.8 million for the first quarter of 2005. The increase is primarily due to increased staff and pay increases and bonuses, expensing of stock compensation expense related to the restricted stock granted by the Board of Directors to certain employees and non employee directors, the expensing of stock options as required by the adoption of SFAS 123 (R), and consulting fees associated with the preparation of the Company’s “Strategic Plan” as requested by the Board of Directors.
     Loss contingency on insurance receivable
As set forth in Note 2 of the Notes to the Consolidated Financial Statements, while we continue to believe the full amount recorded as of December 31, 2005 for the two incidents that took place offshore Turkey in the Black Sea in 2005 is recoverable and we intend to vigorously pursue the payment of all claims, such claims may be subject to negotiation and we may receive a lesser amount to settle the claim in a timely manner and avoid protracted legal proceedings. Therefore, at March 31, 2006, we have included in the Statement of Operations as a “Loss contingency on insurance receivable” a reasonable estimate of what we believe may be uncollectible ($1.5 million) under the insurance policies regarding the two incidents.
Other income and expense
Other income and expense resulted in income of $872,000 for the three months ended March 31, 2006 versus an income of $416,000 for the comparable period in 2005. The decrease is primarily due to the increase in interest expense associated with the 5% Convertible Notes sold in September 2005 that was partially offset by an increase in interest income earned on the proceeds from the sale of the 5%

Convertible Notes and common stock. We realized a foreign exchange gain of $630,000 that was primarily attributable to a Euro deposit account that was established in late 2005. We purchased the Euros when the value was $1.17 and on March 31, 2006 the Euro was valued at approximately $1.21. In the first quarter we sold a hydraulic hammer that was purchased in the second quarter of 2005 for use in our Black Sea operation that resulted in a gain of $471,000.
Income available to common shares
For the first quarter of 2006, we reported income from continuing operations after taxes of $1.3 million, compared with $1.6 million for the same period of 2005. First quarter 2006 income available to common shares was $1.2 million versus $1 million in the first quarter of 2005.
Other comprehensive income
This item should be read in conjunction with Note 5 in the Notes to Consolidated Financial Statements included in this filing.
The most significant element of comprehensive income, other than net income, is foreign currency translation. As of December 31, 2005, we had accumulated an unrealized loss of $3.3 million. In the first quarter 2006 we had an unrealized loss of $243,000. The functional currency of our operations in France is the Eurodollar, the functional currency in Romania is the Lei, in Turkey the functional currency is the New Turkish Lira and in Hungary the functional currency is the Forint. The exchange rates used to translate the financial position of the French, Turkish, Romanian and Hungarian operations at March 31, 2006 were approximately US $1.20 per Eurodollar, US $0.75 per New Turkish Lira, US $0.0005per Lei and US $0.005 per Forint, respectively. The Eurodollar rate at March 31, 2005, was US $1.30 per Eurodollar, US $0.75 per New Turkish Lira, and US $0.0004 per Romania Lei. There were no Hungarian operations during the first quarter of 2005.
Off-balance sheet arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation, and subject to the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives because of the material weakness described below.
During our review of the system of controls surrounding the information technology system as of December 31, 2005, such review revealed that 1) several employees could prepare and post entries, leading to a segregation of duties issue; 2) inadequate security over the proper storage of offsite back-up tapes and the periodic review of back-up tapes to ensure their accuracy; 3) security logs generated by the system were not periodically reviewed and terminated employees were not disconnected from the system in a timely manner and 4) several authorized users of our accounting system have access to modules that create additional segregation of duties issues. We have restricted access to the journal entry module within our accounting system, and implemented a control to ensure that posted journal entries are properly supported and approved. We are still in the process of reviewing logical access to our accounting system and modifying such access to prevent segregation of duties issues. Additionally, we are currently in the process of reviewing our practices in implementing changes or compensating controls where necessary to remediate the other weaknesses mentioned above. Included in our remediation activities was the hiring of a full-time information technology professional to supervise these efforts.
Changes in Internal Control over Financial Reporting
To address the issues associated with the material weaknesses identified as of December 31, 2005, management has implemented several actions to remedy these material weaknesses.
Our control procedures surrounding the use of spreadsheets include a review of each spreadsheet by a supervisory level employee and/or the Chief Accounting Officer or the Chief Financial Officer, as appropriate. During the year-end audit several errors were found in spreadsheets. We have instituted procedures whereby a more detailed and thorough review is performed on each calculation and spreadsheet and we are continuing to evaluate our processes to determine which of these can be automated through our financial reporting systems to decrease our reliance on spreadsheets.
During the year-end audit of the statutory accounts of our French subsidiary, several audit adjustments were recorded to the statutory accounts, which affected the tax basis of our French oil and gas properties. During the preparation of our deferred tax provision, our French staff failed to consider the statutory audit adjustments in determining the book – tax basis difference, which resulted in an error in our deferred tax provision for France. During the course of performing the year-end audit, our registered independent accounting firm detected the omission of the statutory audit adjustments and we have corrected our French deferred tax provision accordingly. We engaged an independent third party, in France, to verify that all statutory adjustments are properly prepared and correctly stated in the statutory books.
During our review of the system of controls surrounding the information technology system as of December 31, 2005, such review revealed that 1) several employees could prepare and post entries, leading to a segregation of duties issue; 2) inadequate security over the proper storage of offsite back-up tapes and the periodic review of back-up tapes to ensure their accuracy; 3) security logs generated by the system were not periodically reviewed and terminated employees were not disconnected from the system in a timely manner and 4) several authorized users of our accounting system have access to modules that create additional segregation of duties issues. We have restricted access to the journal entry module within our accounting system, and implemented a control to ensure that posted journal entries are properly supported and approved. We are still in the process of reviewing logical access to our accounting system and modifying such access to prevent segregation of duties issues. Additionally, we are currently in the process of reviewing our practices in implementing changes or compensating controls where necessary to remediate the other weaknesses mentioned above. Included in our remediation activities was the hiring of a full-time information technology professional to supervise these efforts.
PART II. OTHER INFORMATION
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
From January 1, 2006 through March 31, 2006, there were no equity securities issued pursuant to transactions exempt from the registration requirements under the Securities Act of 1933, as amended that were not disclosed previously in Forms 8-K.
ITEM 6 – EXHIBITS

Exhibit
Number	Description	Incorporation by Reference
10.1	Summary Sheet: 2006 Executive Officer Annual Base Salaries	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2006.

10.2	Summary Sheet: 2006 Short-Term Incentive Compensation Plan	Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on February 1, 2006.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION, Registrant

May 15, 2006	/s/ G. Thomas Graves III

G. Thomas Graves III President and Chief Executive Officer

May 15, 2006	/s/ Douglas W. Weir

Douglas W. Weir Senior Vice President and Chief Financial Officer

May 15, 2006	/s/ Charles J. Campise

Charles J. Campise Vice President – Accounting and Chief Accounting Officer