Form 10-Q
period 2006-06-30
TOREADOR RESOURCES CORP
filed 2006-08-09
CIK 98720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:
June 30, 2006

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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2006, there were 15,926,734 shares of common stock outstanding.

TOREADOR RESOURCES CORPORATION

TOREADOR RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,728	$92,507
Accounts and notes receivable	16,096	18,506
Income taxes receivable	4,947	4,736
Other	1,916	3,243

Total current assets	76,687	118,992

Oil and gas properties, net, using successful efforts method of accounting	175,412	134,035
Advances to and investments in unconsolidated entities	2,508	2,251
Goodwill	2,487	2,487
Other assets	6,053	5,415

	$263,147	$263,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$27,652	$22,479
Convertible debenture – related party	—	810
Income taxes payable	956	908

Total current liabilities	28,608	24,197

Long-term accrued liabilities	697	1,043
Long-term debt	—	5,000
Long-term asset retirement obligation	2,457	2,225
Deferred income taxs	10,620	10,221
Convertible senior notes	86,250	86,250

Total liabilities	128,632	128,936

Stockholders’ equity:
Preferred stock, Series A-1, $1.00 par value, 4,000,000 shares authorized; liquidation preference of $1,800; 72,000 shares issued and outstanding	72	72
Common stock, $0.15625 par value, 30,000,000 shares authorized;16,647,761 and 16,142,824 shares issued and outstanding	2,601	2,522
Additional paid-in capital	109,224	106,099
Retained earnings	36,842	31,346
Accumulated other comprehensive loss	(11,690)	(3,261)
Treasury stock, at cost, 721,027 shares	(2,534)	(2,534)

Total stockholders’ equity	134,515	134,244

	$263,147	$263,180

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended June 30,
	2006	2005
Oil and natural gas sales	$10,303	$7,164
Operating costs and expenses:
Lease operating	2,653	2,140
Exploration and acquisition	972	431
Depreciation, depletion and amortization	1,466	950
General and administrative	2,377	1,955

Total operating costs and expenses	7,468	5,476

Operating income	2,835	1,688
Other income (expense):
Equity in earnings of unconsolidated investments	96	35
Gain on sale of properties and other assets	180	12
Foreign currency exchange gain (loss)	899	(53)
Interest and other income	1,668	100
Interest expense	(1,205)	(103)

Total other income (expense), net	1,638	(9)

Income before taxes	4,473	1,679
Income tax provision (benefit)	1,884	(185)

Income from continuing operations	2,589	1,864
Income from discontinued operations, net of tax	—	1

Net income	2,589	1,865
Preferred dividends	(41)	(40)

Income available to common shareholders	$2,548	$1,825

Basic income per share	$0.16	$0.13

Diluted income per share	$0.15	$0.12

Weighted average shares outstanding:
Basic	15,728	14,171

Diluted	16,775	15,610

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Revenue:
Oil and natural gas sales	$20,072	$13,578
Operating costs and expenses:
Lease operating	5,088	4,260
Exploration and acquisition	2,025	805
Depreciation, depletion and amortization	2,937	1,867
General and administrative	4,897	3,759

Total operating costs and expenses	14,947	10,691

Operating income	5,125	2,887
Other income (expense):
Equity in earnings of unconsolidated investments	192	124
Gain on sale of properties and other assets	651	12
Foreign currency exchange gain (loss)	1,529	(40)
Interest and other income	3,249	345
Interest expense	(2,481)	(34)

Total other income, net	3,140	407

Income before taxes	8,265	3,294
Income tax provision (benefit)	2,687	(123)

Income from continuing operations	5,578	3,417
Income from discontinued operations, net of tax	—	11

Net income	5,578	3,428
Preferred dividends	(81)	(603)

Income available to common shareholders	$5,497	$2,825

Basic income per share	$0.35	$0.21

Diluted income per share	$0.33	$0.20

Weighted average shares outstanding:
Basic	15,618	13,490

Diluted	16,717	14,565

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$5,578	$3,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,937	1,867
Dry holes and abandonments	92	126
Gain on sale of properties	(651)	(12)
Equity in earnings of unconsolidated investments	(192)	(124)
Stock based compensation	1,138	77
Realized (gains) losses on foreign currency transactions	37	(10)
Change in operating assets and liabilities:
(Increase) decrease in accounts and notes receivables	842	(1,453)
Increase in income taxes receivable	—	(3,515)
(Increase) decrease in other current assets	640	(1,702)
Increase in accounts payable and accrued liabilities	6,888	4,698
Decrease in income taxes payable	(252)	(1,633)
Deferred income taxes	2,320	2,521

Net cash provided by operating activities	19,377	4,268

Cash flows from investing activities:
Expenditures for property and equipment	(51,990)	(33,804)
Proceeds from the sale of properties and equipment	1,678	28
Investment in unconsolidated subsidiaries	(65)	(510)

Net cash used in investing activities	(50,377)	(34,286)

Cash flows from financing activities:
Borrowings from long-term debt	—	1,963
Repayments of long-term debt	(5,000)	(2,000)
Proceeds from issuance of common stock, net	969	34,180
Payment of preferred dividends	(81)	(105)

Net cash provided by (used in) financing activities	(4,112)	34,038

Net increase (decrease) in cash and cash equivalents	(35,112)	4,020
Effects of foreign currency translation on cash and cash equivalents	(3,667)	809
Cash and cash equivalents, beginning of period	92,507	4,977

Cash and cash equivalents, end of period	$53,728	$9,806

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
          New Accounting Pronouncements
In February 2006, the FASB issued Statement 155, “Accounting for Certain Hybrid Instruments- an amendment of FASB Statements No. 133 and 140.” The statement amends Statement 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional guidance on the applicability of Statement 133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year that begins after September 16, 2006. As of June 30, 2006, the Company has not entered into nor do we expect to enter into any agreements that would be subject to this statement.
In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140”. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practical. The FASB concluded that fair value is the most relevant measurement attribute for the initial recognition of all servicing assets and servicing liabilities, because it represents the best measure of fair value. The effective date of FASB No. 156 is the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this Statement to have any impact on its financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
Unless otherwise noted, amounts reported in tables are in thousands, except per share and product per unit data.
NOTE 2 – INSURANCE CLAIM ON 2005 BLACK SEA INCIDENTS
In 2005, we incurred two separate incidents offshore Turkey in the Black Sea which resulted in the loss of two caissons and three wells. Both of these incidents were insured. In December 2005, the Company received notice that the insurance company had reserved $10.6 million (net to the Company) for potential payment of the claims under four different policies. As of December 31, 2005, the book value of the wells and caissons was $11.1 million. The difference of $569,000 was recorded as a loss on the involuntary conversion as of December 31, 2005.
In April 2006, the insurance underwriter notified the Company that they were reviewing the claims and requested additional supplementary information on the two incidents. The insurance underwriter initially denied claims under one of the policies pending resolution of the outstanding request for information and reserved its rights with respect to the claims under the other policy.
As of June 30, 2006, there have not been any material developments that would make us change our opinion that the full amount recorded as of December 31, 2005 is recoverable and that we will continue to pursue the payment of all claims. However, such claims may be subject to negotiation and we may receive a lesser amount to settle the claim in a timely manner and avoid protracted legal proceedings.
NOTE 3 – STOCK-BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” (SFAS 123R). SFAS 123R establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. Prior year financial statements are not restated. The Company’s results for the three and six months ended June 30, 2006 include an additional $18,168 and $41,550, respectively, relating to the adoption of SFAS 123R. Additionally, upon adoption of SFAS 123R, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities.
For the three and six months ended June 30, 2005, the Company accounted for stock based compensation plans under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Compensation cost related to stock options issued to employees was recorded only if the grant-date market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net earnings and earnings per share if a fair value based method had been applied to all awards.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Income applicable to common shares, as reported	$1,825	$2,825
Basic earnings per share as reported	0.13	0.21
Diluted earnings per share reported	0.12	0.20
Pro-forma stock-based compensation costs under the fair value method, net of related tax	15	41
Pro-forma income applicable to common shares, as under the fair-value method	1,810	2,784
Pro-forma basic earnings per share under the fair-value method	0.13	0.21
Pro-forma diluted earnings per share under the fair-value method	0.12	0.20
The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Options granted in
	2005	2004	2003
Dividend yield per share (1)	—	—	—
Volatility (2)	70.9%	43 - 54%	42%
Risk-free interest rate (3)	4.0%	3.3 - 4.6%	2.8%
Expected lives (4)	5 years	3 years	10 years

(1)	Historically, we have not paid dividends on common shares and do not anticipate doing so during the expected lives of these options.

(2)	We estimated volatility based on historic rates of return on our common stock over periods similar to the expected lives of the related options.

(3)	We estimated the risk free rate based on treasury issues with lives similar to the expected lives of the related options based on quotes available at or near the dates of grant of the related options.

(4)	We estimated expected lives considering, a) the contractual term of the related options, b) the average age of options exercised near the date of grant of the related options and c) our expectation of our stock performance during the contractual period.
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

A summary of stock option transactions for the three and six months ended June 30, 2006 is as follows:

		WEIGHTED
		AVERAGE EXERCISE
	SHARES	PRICE
Outstanding at January 1, 2006	858,940	$5.07
Granted	—	—
Exercised	(173,070)	(4.83)
Forfeited	—	—

Outstanding at June 30, 2006	685,870	$5.09

Exercisable at June 30, 2006	672,536	$4.87

On the date of exercise, the intrinsic value of the options exercised in the above table was approximately $4.8 million. During the three and six months ended June 30, 2006, we received cash from stock option exercises of $794,000 and $858,000, respectively and recognized a tax benefit related to such exercises of $1.1 million and $1.2 million.
Upon exercise, we issue the full amount of shares exercisable per the term of the options from new shares. We have no plans to repurchase those shares in the future.
For stock options granted, the following table represents the weighted-average exercise prices and the weighted-average fair value based upon whether or not the exercise price of the option was greater than, less than or equal to the market price of the stock on the grant date:

			WEIGHTED-AVERAGE
			EXERCISE
YEAR	OPTION TYPE	SHARES	PRICE	FAIR VALUE
2005	Exercise price equal to market price	20,000	$16.90	$7.31
2004	Exercise price greater than market price	352,700	$5.50	$1.60
	Exercise price equal to market price	90,000	$6.89	$2.50
2003	Exercise price equal to market price	120,000	$3.10	$1.12

The following table summarizes information about the fixed price stock options outstanding at June 30, 2006:

	Number Outstanding		Number Exercisable
		Intrinsic		Intrinsic
		Value		Value	Weighted Average Remaining
Exercise Price	Shares	(in thousands)	Shares	(in thousands)	Contractual Life in Years
$ 2.75	45,000	$1,266	45,000	$1,266	2.24
3.00	5,000	141	5,000	141	2.92
3.10	85,000	2,391	85,000	2,391	6.97
3.12	4,420	124	4,420	124	4.22
3.88	5,000	141	5,000	141	3.33
4.12	53,000	1,491	53,000	1,491	5.92
4.51	20,000	563	20,000	563	5.63
4.96	40,000	1,125	40,000	1,125	7.89
5.00	200,133	5,630	200,133	5,630	2.80
5.50	170,017	4,783	170,017	4,782	6.32
5.75	15,800	444	15,800	444	4.69
5.95	15,000	422	15,000	422	4.88
13.75	7,500	211	7,500	211	8.39
16.90	20,000	563	6,666	187	8.89

$ 5.10	685,870	$19,295	672,536	$18,918	5.13

In May 2005, stockholders approved the Toreador Resources Corporation 2005 Long-Term Incentive Plan (the “Plan”). The Plan, as amended, authorizes the issuance of up to 750,000 shares of the Company’s common stock to key employees, key consultants and outside directors of the Company. The Board of Directors has authorized a total of 322,635 shares of restricted stock which have been granted to employees, key consultants and non-employee directors. In accordance with Opinion 25, the compensation cost is measured by the difference between the quoted market price of the stock at the date of grant and the price, if any, to be paid by an employee and is recognized as expense over the period the recipient performs related services. The restricted stock grants vest over a one to four year period depending on the grant and the average price of the stock on the date of the grants was $25.92. Stock compensation expense of approximately $684,000 and $1.1 million is included in the Statement of Operations for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, the total compensation cost related to nonvested restricted grants not yet recognized is approximately $6.9 million. This amount will be recognized as compensation expense over the next 45 months.
The following table summarizes the changes in outstanding restricted stock grants along with their related grant-date fair values, during the three and six months ended June 30, 2006:

		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2006	114,560	$20.10
Shares granted	208,075	29.29
Shares vested	(44,479)	(16.90)
Shares forfeited	(300)	(30.83)

Non-vested at June 30,2006	277,856	$27.49

NOTE 4 – EARNINGS PER COMMON SHARE
Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share assumes the conversion of all potentially dilutive securities and is calculated by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all potentially dilutive securities. Earnings per share from discontinued operations are not separately disclosed because the effect was immaterial for all periods presented.
The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	(in thousands, except per share data)
Basic earnings per share:
Numerator:
Income from continuing operations, net of tax	$2,589		$1,864		$5,578		$3,417
Income from discontinued operations, net of tax	—		1		—		11

Net income	2,589		1,865		5,578		3,428
Less: dividends on preferred shares	41		40		81		603

Net income available to common shares	$2,548		$1,825		$5,497		$2,825

Denominator:
Common shares outstanding	15,728		14,171		15,618		13,490

Income per share available to common shares	$0.16		$0.13		$0.35		$0.21

Diluted earnings per share:
Numerator:
Income from continuing operations, net of tax	$2,589		$1,864		$5,578		$3,417
Income from discontinued operations, net of tax	—		1		—		11

Net income	2,589		1,865		5,578		3,428
Plus: interest on convertible debt	—		14		6		54
Less: dividends on preferred shares	—		—		—		603

Income available to common shares	$2,589		$1,879		$5,584		$2,879

Denominator:
Common shares outstanding	15,728		14,171		15,618		13,490
Common stock options and warrants	597		769		596		769
Conversion of preferred shares	450		450		450		—	(1)
Conversion of 5.0% notes payable	—	(2)	—	(2)	—	(2)	—	(2)
Conversion of debenture	—	(3)	220		53		306

Diluted shares outstanding	16,775		15,610		16,717		14,565

Income per share available to common shares common shares	$0.15		$0.12		$0.33		$0.20

(1)	Preferred shares were anti-dilutive for the six months ended June 30, 2005.

(2)	Conversion of these securities would result in issuance of 2,014,716 common shares that are antidulitive; therefore, there are no dilutive shares added at June 30, 2006. The 5% notes payable were not issued until September 27, 2005 and September 30, 2005.

(3)	The 7.85 % notes payable were converted to common stock in January 2005.

NOTE 5 – COMPREHENSIVE LOSS
The following table presents the components of comprehensive loss net of related tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$2,589	$1,825	$5,578	$2,825
Foreign currency translation adjustment	(8,216)	(3,297)	(8,466)	(5,183)
Other	37	—	37	—

Comprehensive loss	$(5,607)	$(1,472)	$(2,851)	$(2,358)

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
     Revolving Line of Credit with Natexis Banques Populaires
On December 23, 2004, we entered into a five-year $15 million reserve-based borrowing facility with a French lender to finance the development of our existing French fields, acquisitions of new fields, general working capital and other corporate purposes. The facility bears interest at a floating rate of 2.25-2.75% above LIBOR (7.62% total rate at June 30, 2006) depending on the principal outstanding. The $15 million facility contains various affirmative and negative covenants. As of June 30, 2006, we were in compliance with all covenants. In August 2005, $5 million was borrowed against this facility for our operations in Turkey and was repaid on April 18, 2006. The maximum commitment fee associated with the facility is 1.375% of the borrowing base, which is currently set at $8 million. As of June 30, 2006, there was approximately $8 million available under this credit facility.

     Revolving Line of Credit with Texas Capital Bank, N.A.
On December 30, 2004, we entered into a five-year $25 million reserve-based borrowing facility with Texas Capital Bank, N.A. The facility bears interest at a rate of prime less 0.5% (7.75% total rate at June 30, 2006). The $25 million facility contains various affirmative and negative covenants. As of June 30, 2006, we were in compliance with all covenants, there were no outstanding balances and approximately $3.3 million was available under this facility.
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
     Interest Payments
For the three and six months ended June 30, 2006 we have made cash payments for interest of $1.1 million and $2.2 million, respectively, and for the three and six months ended June 30, 2005 we made no cash payments for interest.
NOTE 7 – ASSET RETIREMENT OBLIGATIONS
We apply Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred if a reasonable estimate of fair value can be made. No wells were abandoned in the six months ended June 30, 2006 or the six months ended June 30, 2005. Changes in asset retirement obligations during the six months ended June 30, 2006 and 2005 were as follows:

	2006	2005
Asset retirement obligation January 1	$2,225	$2,331
Asset retirement accretion expense	73	69
Property additions	15	—
Foreign currency translation adjustment	144	(225)

Asset retirement obligation at June 30.	$2,457	$2,175

NOTE 8 – GEOGRAPHIC OPERATING SEGMENT INFORMATION
We have operations in only one industry segment, the oil and natural gas exploration and production industry. We are structured along geographic operating segments or regions. As a result, we have reportable operations in the United States, France, Turkey, Romania and Hungary.
The following tables provide the geographic operating segment data required by Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

	Three Months Ended June 30, 2006
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$1,863	$7,441	$999	$—	$—	$10,303
Costs and expenses	2,608	3,726	625	—	509	7,468

Operating income (loss)	$(745)	$3,715	$374	$—	$(509)	$2,835

	Three Months Ended June 30, 2005
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$1,744	$4,745	$675	$—	$—	$7,164
Costs and expenses	2,706	2,245	512	13	—	5,476

Operating income (loss)	$(962)	$2,500	$163	$(13)	$—	$1,688

	Six Months Ended June 30, 2006
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$3,493	$14,730	$1,849	$—	$—	$20,072
Costs and expenses	5,801	6,963	1,250	2	931	14,947

Operating income (loss)	$(2,308)	$7,767	$599	$(2)	$(931)	$5,125

	Six Months Ended June 30, 2005
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$3,265	$9,036	$1,277	$—	$—	$13,578
Costs and expenses	5,068	4,442	1,165	16	—	10,691

Operating income (loss)	$(1,803)	$4,594	$112	$(16)	$—	$2,887

	Total Assets
	United
	States	France	Turkey	Romania	Hungary	Total
June 30, 2006 (1)	$54,119	$76,425	$107,373	$13,271	$11,959	$263,147

June 30, 2005 (1)	$25,167	$56,929	$36,964	$2,957	$9,849	$131,866

(1)	Total consolidated assets reflect the effect of intersegment eliminations.

NOTE 9 – INCOME TAXES
At June 30, 2006, the Company had recorded an income tax receivable of $4.9 million resulting primarily from a tax net operating loss through June 30, 2006 in our U.S segment and a $1.0 million income tax payable resulting primarily from our net operating income Through June 30, 2006 in our French segment. For the six months ended June 30, 2006 and 2005 we paid income taxes of zero and approximately $900,000, respectively, related to 2004 taxable income. As of June 30, 2006, our U.S. net operating income generated a $273,000 tax provision which was increased by a $2.4 million foreign tax provision, resulting in an income tax provision of $2.7 million. Our effective income tax rate differs from the statutory rates applicable to jurisdictions in which we operate due primarily to a change in enacted tax rates in France along with a net operating loss carryback claim relating to our 2003 French taxable income we discovered during the preparation of our 2005 French income tax return.
In May 2006, Texas enacted legislation that replaces the taxable capital and earned surplus components of its franchise tax with a new franchise tax that is based on modified gross revenue. The new franchise tax becomes effective beginning with the 2007 tax year. The current franchise tax remains in effect through the end of 2006.
In accordance with generally accepted accounting principals in the United States, the new franchise tax is based on a measure of income, and thus accounted for in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS 109). The provisions of SFAS 109 require recognition of the effects of the tax law change in the period of enactment. The impact of recording the change in Texas franchise tax law was not material for the three or six periods ended June 30, 2006.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2005.
DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
Certain matters discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may constitute “forward-looking” statements for purposes of the Securities Act of 1933, and the Securities Exchange Act of 1934 and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “plans,” “believes,” “continues,” “expects,” “projections,” “forecasts,” “intends,” “may,” “might,” “could,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. Various factors that could cause the actual results, performance or achievements to differ materially from our expectations are disclosed in this report (“Cautionary Statements”), including, without limitation, those statements made in conjunction with the forward-looking statements included under the caption identified above and otherwise herein. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the Cautionary Statements. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2005 for additional discussion of risks affecting our business.
EXECUTIVE OVERVIEW
We are an independent international energy company engaged in oil and natural gas exploration, development, production, leasing and acquisition activities. Our strategy is to increase our oil and natural gas reserves through a balanced combination of exploratory drilling, development and exploration projects and acquisitions. We primarily focus on international exploration activities in countries where we can establish large acreage positions. We also focus on prospects where we do not have to compete directly with major integrated or large independent oil and natural gas producers and where extensive geophysical data is available. Our international operations are located in the European Union or European Union candidate countries that we believe have stable governments, have attractive fiscal policies and are net-importers of oil and natural gas.
We currently hold interests in permits granting us the right to explore and develop oil and natural gas properties in onshore and offshore Turkey and onshore Hungary, Romania and France. We also own various working-interest properties primarily in Texas, Kansas, New Mexico, Louisiana and Oklahoma.
The Company’s financial and operating highlights for the six months ended June 30, 2006, included the following:
•	Operating income of $5.1 million, compared with $2.9 million for the six months ended June 30, 2005,

•	Production of 341 MBOE, compared with 303 MBOE for the six months ended June 30, 2005,

•	Cash flows from operating activities of $19.4 million, compared with $4.3 million for the six months ended June 30, 2005,

LIQUIDITY AND CAPITAL RESOURCES
This section should be read in conjunction with Notes 4 and 6 to Notes to Consolidated Financial Statements included in this filing.
     Liquidity
As of June 30, 2006, we had cash on hand of $53.7 million, a current ratio of approximately 2.68 to 1 and a debt (currently consisting of convertible senior notes) to equity ratio of .64 to 1. For the three and six months ended June 30, 2006, operating income was $2.8 million and $5.1 million, respectively, and capital expenditures were $33.7 million and $52 million, respectively.
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
     Senior Debt
On December 23, 2004, we entered into a five-year $15 million reserve-based borrowing facility with a French lender to finance the development of our existing French fields, acquisitions of new fields, general working capital and other corporate purposes. The facility bears interest at a floating rate of 2.25-2.75% above LIBOR (7.62 % total rate at June 30, 2006) depending on the principal outstanding. Toreador and certain of its U.S. and French subsidiaries have each guaranteed the obligations under the facility. This facility will require monthly interest payments until December 23, 2009, at which time all unpaid principal and interest are due. Under the $15 million facility borrowings of approximately $8 million were available at June 30, 2006. The $15 million facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets, change of control and management, limitations on the distribution of stock dividends and require us to meet certain financial requirements. Specifically, we must maintain an interest cost ratio of not less than 4.00 to 1.00, an indebtedness ratio of not less than 1.00 to 1.00, asset life cover ratio of not less than 1.25 to 1.00, a loan life cover ratio equal to or greater than 1.15 to 1.00 and a debt service coverage ratio equal to or greater than 1.10 to 1.00. As of June 30, 2006, we were in compliance with all covenants. On April 18, 2006, the $5 million outstanding at March 31, 2006 was repaid.
On December 30, 2004, we entered into a five-year $25 million reserve-based borrowing facility with Texas Capital Bank, N.A. in order to finance the development and acquisition of oil and natural-gas interests both domestically and internationally and for working capital purposes. The facility bears interest at a rate of prime less 0.5% (7.75 % total rate at June 30, 2006) and is collateralized by our domestic working interests. The borrowers under this facility are two of our domestic subsidiaries, and Toreador has guaranteed the obligations. At June 30, 2006, we had no amounts outstanding and approximately $3.3 million available for borrowings. The $25 million facility requires monthly interest payments until January 1, 2009 at which time all unpaid principal and interest are due. The $25 million facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets, change of control and management and require us to meet certain financial requirements. Specifically, we must maintain a current ratio of 1.25 to 1.00 (exclusive of amounts due under revolving credit arrangements) and an interest coverage ratio of not less than 3.00 to 1.00. As of June 30, 2006, we were in compliance with all covenants.

     Preferred Stock
As of June 30, 2006, there were 72,000 shares of Series A-1 Convertible Preferred Stock outstanding. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 450,000 Toreador common shares). The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A-1 Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter.
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
Dividends on our Series A-1 Convertible Preferred Stock are paid quarterly. For the three and six months ended June 30, 2006 dividends totaled $40,500 and $81,000, respectively, of which all was paid in cash. Dividends of $40,000 and $603,000, respectively, were paid for the three and six months ended June 30, 2005 of which $40,000 and $105,000, respectively, were paid in cash.
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

CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in Form 10-K dated December 31, 2005. We have identified below policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and natural gas revenues, accounts receivable, oil and natural gas properties, income taxes, derivatives, contingencies and litigation, on a periodic basis and base our estimates on experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:
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
NEW ACCOUNTING PRONOUNCEMENTS
In February 2006, the FASB issued Statement 155, “Accounting for Certain Hybrid Instruments- an amendment of FASB Statements No. 133 and 140.” The statement amends Statement 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional guidance on the applicability of Statement 133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year that begins after September 16, 2006. As of June 30, 2006, the Company has not entered, into nor do we expect to enter into, any agreements that would be subject to this Statement.
In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140”. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practical. The FASB concluded that fair value is the most relevant measurement attribute for the initial recognition of all servicing assets and servicing liabilities, because it represents the best measure of fair value. The effective date of FASB No. 156 is the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this Statement to have an impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
The following tables present production and average unit prices for the geographic segments indicated:

	For the Three Months Ended June 30,
	2006	2005		2006	2005
Production			Average Price
Oil (MBbls):			Oil ($/Bbl):
United States	15	16	United States	$64.09	$48.80
France	112	99	France	66.39	47.98
Turkey	17	16	Turkey	57.32	41.74

Total	144	131	Total	$65.06	$47.31

Gas (MMcf):			Gas ($/Mcf):
United States	128	135	United States	$6.67	$6.69
France	—	—	France	—	—
Turkey	—	—	Turkey	—	—

Total	128	135	Total	$6.67	$6.69

MBOE:			$/BOE:
United States	37	39	United States	$49.79	$43.71
France	112	99	France	66.39	47.98
Turkey	17	16	Turkey	57.32	41.74

Total	166	154	Total	$61.84	$46.26

Revenue
     Oil and natural gas sales
Oil and natural gas sales for the three months ended June 30, 2006 were $10.3 million, as compared to $7.2 million for the comparable period in 2005. This increase is primarily due to a $15.58 per BOE increase in price that resulted in a $2.4 million increase in revenue and an increase in production of 12 MBOE that resulted in an additional $730,000 of revenue. The increase in production was primarily due to the French workovers and horizontal wells completed in late 2005.
The above table compares both volumes and prices received for oil and natural gas for the three months ended June 30, 2006 and 2005. Oil and natural gas prices are and will continue to be extremely volatile and a significant change will have a material impact on our revenue.
     We had no loss on commodity derivatives in the three months ended June 30, 2006 and 2005. We were not party to any hedging contracts as of June 30, 2006.
Costs and expenses
     Lease operating
Lease operating expense was $2.7 million, or $16.05 per BOE produced for the quarter ended June 30, 2006, as compared to $2.1 million, or $13.94 per BOE produced for the comparable period in 2005. This increase is primarily due to the 2006 workover program in France, higher costs, higher exchange rate and the age of the fields.
     Exploration and acquisition.
Exploration and acquisition expense for the second quarter of 2006 was $972,000, as compared to $431,000 in the second quarter of 2005. This increase is due primarily to our Hungarian operation that was acquired in the second quarter of 2005, an increase in our exploration staff to support our growing exploration program and increased activity in our United States exploration activities.
     Depreciation, depletion and amortization.
Second quarter 2006 depreciation, depletion and amortization expense was $1.5 million, or $8.88 per BOE produced, as compared to $950,000, or $6.19 per BOE produced for the second quarter of 2005. This increase is primarily due to the development and recompletion program in France in 2005.
General and administrative
General and administrative expense was $2.4 million, for the second quarter of 2006 compared with $2 million for the second quarter of 2005. The increase is primarily due to increased staff and pay increases and bonuses, expensing of stock compensation expense related to the restricted stock granted by the Board of Directors to certain employees and non employee directors, the expensing of stock options as required by the adoption of SFAS 123 (R), and consulting fees associated with the preparation of the Company’s “Strategic Plan” as requested by the Board of Directors.
Other income and expense
Other income and expense resulted in income of $1.6 million for the three months ended June 30, 2006 versus an expense of $9,000 for the comparable period in 2005. The increase is primarily due to a realized foreign exchange gain of $899,000 that was primarily attributable to a Euro deposit account that was established in late 2005. We purchased the Euros when the value was $1.19 and on June 30, 2006 the Euro was valued at approximately $1.27. In the second quarter of 2006 we also recorded a gain on the sale of oil and gas properties of $202,000. These gains were partially offset by an increase in interest expense of $1.2 million that is associated with the 5% Convertible Notes sold in

September 2005, that was offset by an increase in interest income of $1.7 million that was earned on surplus cash.
Income available to common shares
For the second quarter of 2006, we reported income available to common shares of $2.5 million, compared with $1.8 million for the same period of 2005.
Other comprehensive income
This item should be read in conjunction with Note 5 in the Notes to Consolidated Financial Statements included in this filing.
The most significant element of comprehensive income, other than net income, is foreign currency translation. As of December 31, 2005, we had accumulated an unrealized loss of $3.3 million. In the second quarter 2006 we had an unrealized loss of $8.2 million, primarily due to rate change in Turkey. The functional currency of our operations in France is the Euro, the functional currency in Romania is the Lei, in Turkey the functional currency is the New Turkish Lira and in Hungary the functional currency is the Forint. The exchange rates used to translate the financial position of the French, Turkish, Romanian and Hungarian operations at June 30, 2006 and June 30, 2005, are shown below:

	June 30, 2006	June 30, 2005
Euro	$1.2713	$1.2092

New Turkish Lira	$0.6332	$0.7497

Romania Lei	$0.0004	$0.0004

Hungarian Forint	$0.0050	(1)

(1)	There were no Hungarian operations during the three and six months ended June 30, 2005.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
The following tables present production and average unit prices for the geographic segments indicated:

	For the Six Months Ended June 30,
	2006	2005		2006	2005
Production			Average Price
Oil (MBbls):			Oil ($/Bbl):
United States	29	30	United States	$61.49	$47.90
France	237	196	France	62.08	46.08
Turkey	34	33	Turkey	54.55	39.09

Total	300	259	Total	$61.18	$45.42

Gas (MMcf):			Gas ($/Mcf):
United States	247	260	United States	$6.35	$6.44
France	—	—	France	—	—
Turkey	—	—	Turkey	—	—

Total	247	260	Total	$6.35	$6.44

MBOE:			$/BOE:
United States	70	74	United States	$47.67	$42.48
France	237	196	France	62.08	46.08
Turkey	34	33	Turkey	54.55	39.09

Total	341	303	Total	$58.39	$44.45

Revenue
     Oil and natural gas sales
Oil and natural gas sales for the six months ended June 30, 2006 were $20.1 million, as compared to $13.6 million for the comparable period in 2005. This increase is primarily due to a $13.94 per BOE increase in price that resulted in a $4.3 million increase in revenue and an increase in production of 38 MBOE that resulted in an additional $2.2 million of revenue. The increase in production was primarily due to the French workovers and horizontal wells completed in late 2005. The above table compares both volumes and prices received for oil and natural gas for the six months ended June 30, 2006 and 2005. Oil and natural gas prices are and will continue to be extremely volatile and a significant change will have a material impact on our revenue.
We had no loss on commodity derivatives in the six months ended June 30, 2006 and 2005. We were not party to any hedging contracts as of June 30, 2006.
Costs and expenses
     Lease operating
Lease operating expense was $5.1 million, or $14.93 per BOE produced for the six months ended June 30, 2006, as compared to $4.3 million, or $14.07 per BOE produced for the comparable period in 2005. This increase is primarily due to the 2006 workover program in France, higher costs and the age of the fields.

     Exploration and acquisition.
Exploration and acquisition expense for the six months ended June 30, 2006 was $2 million, as compared to $805,000 for the comparable period in 2005. The increase is primarily due to increased evaluation activity on our international prospects and increased activity on our United States prospects.
     Depreciation, depletion and amortization.
For the six months ended June 30, 2006, depreciation, depletion and amortization expense was $2.9 million, or $8.62 per BOE produced, as compared to $1.9 million, or $6.17 per BOE produced for the six months ended June 30, 2005. This is increase is primarily due to increased investments in oil and gas properties.
     General and administrative
General and administrative expense was $4.9 million, for the six months ended June 30, 2006 compared with $3.8 million for the comparable period of 2005. The increase is primarily due to increased personnel costs, expensing of stock based compensation expense related to the restricted stock granted by the Board of Directors to certain employees and non employee directors, the expensing of stock options as required by the adoption of SFAS 123 (R), and consulting fees associated with the preparation of the Company’s “Strategic Plan”.
Other income and expense
Other income and expense resulted in income of $3.1 million for the six months ended June 30, 2006 versus income of $407,000 for the comparable period in 2005. The increase is primarily due to the realized a foreign exchange gain of $1.5 million that was primarily attributable to a Euro deposit account that was established in late 2005. We purchased the Euros when the value was $1.19 and on June 30, 2006 the Euro was valued at approximately $1.27. In the second quarter of 2006 we also recorded a gain on the sale of oil and gas properties and other assets of $651,000. These gains were partially offset by an increase in interest expense of $2.5 million associated with the 5% Convertible Notes sold in September 2005, that was offset by an increase in interest income $3.2 million that was earned on the proceeds from the sale of the 5% Convertible Notes and common stock.
Net income available to common shares
For the six months ended June 30, 2006, we reported income available to common shares of $5.5 million, compared with $2.8 million for the same period of 2005.
Other comprehensive income
This item should be read in conjunction with Note 5 in the Notes to Consolidated Financial Statements included in this filing.
The most significant element of comprehensive income, other than net income, is foreign currency translation. As of December 31, 2005, we had accumulated an unrealized loss of $3.3 million. For the six months ended June 30, 2006, we had an unrealized loss of $8.4 million, primarily due to rate change in Turkey. The functional currency of our operations in France is the Euro, the functional currency in Romania is the Lei, in Turkey the functional currency is the New Turkish Lira and in Hungary the functional currency is the Forint. The exchange rates used to translate the financial position of the French, Turkish, Romanian and Hungarian operations at June 30, 2006 and June 30, 2005 are shown below:

	June 30, 2006	June 30, 2005
Euro	$1.2713	$1.2092

New Turkish Lira	$0.6332	$0.7497

Romania Lei	$0.0004	$0.0004

Hungarian Forint	$0.0050	(1)

(1)	There were no Hungarian operations during the three and six months ended June 30, 2005.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Because of the material weakness described below, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives.
Changes in Internal Control over Financial Reporting
During the course of performing our quarter end closing procedures, management discovered that the Company had not capitalized interest associated with its development operations in Turkey, as required under generally accepted accounting principles. This resulted in a restatement of the Company’s financial statements for the quarter ended March 31, 2006 and an adjustment to the financial statements for the quarter and six month periods ended June 30, 2006, which has been reflected herein.
In the opinion of management, failure to capitalize interest on the Company’s Turkey operations represents a material weakness in the Company’s internal control over financial reporting as of March 31, 2006 and June 30, 2006.
The Company has implemented procedures to capitalize interest associated with material projects.
To address the issues associated with the material weaknesses identified as of March 31, 2006, management has implemented several actions to remedy these material weaknesses.
During our review of the system of controls surrounding the information technology system as of March 31, 2006, such review revealed that 1) several employees could prepare and post entries, leading to a segregation of duties issue; 2) inadequate security over the proper storage of offsite back-up tapes and the periodic review of back-up tapes to ensure their accuracy; 3) security logs generated by the system were not periodically reviewed and terminated employees were not disconnected from the system in a timely manner and 4) several authorized users of our accounting system have access to modules that create additional segregation of duties issues. We have restricted access to the journal entry module within our accounting system, and implemented additional controls to ensure that posted journal entries are properly supported and approved. In May 2006, we hired a Vice-President – Information Technology to remediate our process over the logical access to our accounting system and modified access to prevent segregation of duties issues.
The changes described above represent changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We submitted a proxy statement to the Company’s stockholders as of the record date, March 31, 2006. The proxy statement was furnished to the Company’s stockholders in connection with the Annual Meeting of Stockholders held on May 9, 2006. There were 15,641,314 shares entitled to vote at the meeting for the election of the Board of Directors. The results were as follows:

Nominee	Votes For	Votes Withheld
David M. Brewer	12,780,839	222,263
Herbert L. Brewer	11,397,101	1,606,001
Peter L. Falb	12,803,815	199,287
G. Thomas Graves III	11,589,274	1,413,828
William I. Lee	11,231,830	1,771,272
Nigel J.B. Lovett	11,653,018	1,350,084
John Mark McLaughlin	12,733,522	269,580
Nicholas Rostow	12,855,229	147,873
H.R. Sanders, Jr.	11,230,930	1,772,172
Herbert C. Williamson III	12,855,229	147,873
For the approval of an amendment to the 2005 Long-Term Incentive Plan increasing the number of shares authorized from 250,000 shares to 750,000 shares. The results were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
5,839,021	284,534	20,531	6,859,022

ITEM 6 – EXHIBITS

Exhibit
Number	Description	Incorporation by Reference
10.1	Summary of Amendment to Restricted Stock Award Agreement of Thomas P. Kellogg, dated April 6, 2006	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on April 12, 2006

10.2	Amendment to Toreador Resources Corporation 2005 Long-Term Incentive Plan	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2006

10.3	Summary Sheet: 2006 Non-Employee Director Equity Compensation	Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on May 12, 2006

10.4	Form of 2006 Outside Director Restricted Stock Award	Incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on May 12, 2006

10.5	Michael Fitzgerald Employee Restricted Stock Award Agreement dated May 30, 2006	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2006

10.6	Ed Ramirez Employee Restricted Stock Award Agreement dated May 30, 2006	Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on June 5, 2006

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith

31.3	Rule 13a-14(a) Certification of Chief Accounting Officer	Filed Herewith

32.1	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Filed Herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION,
Registrant

August 9, 2006	/s/ G. Thomas Graves III

G. Thomas Graves III
President and Chief Executive Officer

August 9, 2006	/s/ Douglas W. Weir

Douglas W. Weir
Senior Vice President and Chief Financial Officer

August 9, 2006	/s/ Charles J. Campise

Charles J. Campise
Vice President – Accounting and Chief Accounting
Officer