Form 10-K/A
period 2005-12-31
TOREADOR RESOURCES CORP
filed 2007-01-16
CIK 98720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: Restatement of Previously Issued Financial Statements for Fiscal Years Ended
December 31, 2003, 2004, and 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 0-02517
Toreador Resources Corporation
(Exact name of Registrant as specified in its charter)

Delaware	75-0991164
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

4809 Cole Avenue, Suite 108
Dallas, Texas	75205
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (214) 559-3933
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each Class:	Name of each exchange on which registered:
COMMON STOCK, PAR VALUE	NASDAQ NATIONAL MARKET SYSTEM
$.15625 PER SHARE
Securities registered pursuant to Section 12(g) of the Exchange Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one) Large accelerated filer. ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The aggregate market value of the voting common equity of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of June 30, 2005 was $217,834,420. (For purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)
     The number of shares outstanding of the registrant’s common stock, par value $.15625, as of January 11, 2007 was 15,934,484 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note about the Report
In August  2006, the management and audit committee of Toreador Resources Corporation (“Toreador,” “we,” “us,” “our,” or the “Company”) determined that the Company should restate its financial statements for the quarter ended March 31, 2006, and on September 7, 2006, the management and audit committee of Toreador determined that the Company should restate its consolidated financial statements as of and for the year ended December 31, 2005, and its consolidated financial statements for the quarter ended June 30, 2006.
On November 16, 2006, Toreador’s management and the chairman of the audit committee determined that Toreador should also restate its consolidated financial statements as of and for the years ended December 31, 2003 and 2004. The restatements are due to various errors that were discovered during and in conjunction with the audit of the restatements for the year ended December 31, 2005. The restatement of the financial statements for the years ended December 31, 2003 and 2004 has been approved by the audit committee.
In May 2006, the Company’s previous independent registered public accounting firm resigned and, on June 6, 2006, the Company’s audit committee engaged Grant Thornton LLP as the Company’s new independent registered public accounting firm. Grant Thornton LLP was engaged and has performed audits of the Company’s restated financial statements as of December 31, 2004 and 2005 and for each of the three years in the period ended December 31, 2005. See Report of Independent Registered Public Accounting Firm.
This Form 10-K/A amends and restates only Items 1, 2, 6, 7, and 8 of Part II and Item 15 of Part IV of the Form 10-K for the year ended December 31, 2005, to reflect the effect of these restatements on the Company’s financial statements for the periods presented and amends Item 9A for the year ended December 31, 2005 to disclose additional control deficiencies that were discovered during the restatements. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s original Form 10-K for the year ended December 31, 2005. Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the original Form 10-K for the year ended December 31, 2005, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. In addition, the filing of this Form 10-K/A shall not be deemed an admission that the original filings, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement made therein not misleading. This Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K for the years ended December 31, 2003, 2004 and 2005, including any amendments to those filings. In addition, pursuant to the rules of the Securities and Exchange Commission, Exhibits 31.1, 31.2 and 31.3 and 32.1 of the original Form 10-K for the year ended December 31, 2005 have been amended and filed herewith to contain currently dated certifications from our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.
As described in Note 3 of the consolidated financial statements, the significant restatement adjustments relate to: the accounting for insurance claims related to previously reported incidents occurring in the Black Sea; the capitalization of interest associated with the Company’s development operations in Turkey; identified additional impairment of certain oil and gas properties; changes in the calculation of depreciation, depletion and amortization; adjustments to the foreign currency translation and transactions in France and Turkey; write-off of deferred loan costs; adjustments to the asset retirement obligations balance; write-off of improperly capitalized seismic cost; accrual of certain liabilities; and, adjustments to the deferred tax accounts.

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
     Historically, our operations have been concentrated in the Paris Basin in France and in south central onshore Turkey. These two regions accounted for 85% of our total proved reserves as of December 31, 2005 and approximately 75% of our total production for the year ended December 31, 2005.
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
     The following is certain information relating to our Turkish proved reserves:

			At December 31, 2005
	Permit				Post-Expiration Proved		Percent of Proved
	Expiration		Total Proved Reserves		Reserves		Reserves
Property	Year		(MBbl)	(MMCF)	(MBbl)	(MMCF)	Post-Expiration
Zeynel	2013	(1)	44		13		29.54%
Cendere (2 permits)	2011	(1)	595		216		36.30%
S Akcakoca Sub-Basin	2007	(2)		6,477		4,037	62.33%

(1)	Exploitation Permit

(2)	Exploration Permit
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

	December 31,
	2005	2004
	(restated)	(restated)
U.S.
Proved developed:
Oil (MBbl)	792	775
Gas (MMcf)	5,225	4,875
Total (MBOE)	1,663	1,587
Proved undeveloped:
Oil (MBbl)	1	5
Gas (MMcf)	70	58
Total (MBOE)	12	15
Discounted present value at 10% (pretax) (in thousands) (1)	$20,180	$19,951
Standardized measure of proved reserves (in thousands)	$21,033	$13,906

FRANCE
Proved developed:
Oil (MBbl)	7,688	7,309
Proved undeveloped:
Oil (MBbl)	3,290	4,227
Discounted present value at 10% (pretax) (in thousands) (1)	$144,738	$98,248
Standardized measure of proved reserves (in thousands)	$109,129	$54,600

TURKEY
Proved developed:
Oil (MBbl)	378	360
Proved undeveloped:
Oil (MBbl)	261	267
Gas (MMcf)	6,476	—
Total (MBOE)	1,340	267
Discounted present value at 10% (pretax) (in thousands) (1)	$14,390	$4,065
Standardized measure of proved reserves (in thousands)	$15,788	$8,226

ROMANIA
Proved developed:
Oil (MBbl)	24	—
Gas (MMcf)	3,486	—
Total (MBOE)	605	—
Discounted present value at 10% (pretax) (in thousands) (1)	$1,798	$—
Standardized measure of proved reserves (in thousands)	$10,676	$—

COMBINED
Proved developed:
Oil (MBbl)	8,882	8,444
Gas (MMcf)	8,711	4,875
Total (MBOE)	10,334	9,256
Proved undeveloped:
Oil (MBbl)	3,552	4,499
Gas (MMcf)	6,546	58
Total (MBOE)	4,643	4,509
Total proved:
Oil (MBbl)	12,434	12,943
Gas (MMcf)	15,257	4,933
Total (MBOE)	14,977	13,765
Discounted present value at 10% (pretax) (in thousands) (1)	$181,106	$122,264
Standardized measure of proved reserves (in thousands)	$156,626	$76,732

(1)	The discounted present value represents the discounted future cash flows attributable to our proved oil and natural gas reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of the discounted present value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.
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

	United
	States	France	Turkey	Total
Year Ended December 31, 2005
Production:
Oil (Bbls)	60,433	403,991	64,792	529,216
Daily average (Bbls/Day)	165	1,107	178	1,450
Gas (Mcf)	569,566	—	—	569,566
Daily average (Mcf/Day)	1,560	—	—	1,560
Daily average (BOE/Day)	425	1,107	178	1,710

Unit prices:
Average oil price ($/Bbl)	$52.37	$50.92	$43.48	$50.17
Average gas price ($/Mcf)	7.56	—	—	7.56
Average equivalent price ($/BOE)	48.08	50.92	43.48	49.86

Unit costs ($/BOE):
Lease operating	$13.49	$13.34	$10.96	$13.13
Exploration and acquisition	8.05	2.50	4.46	4.71
Depreciation, depletion and amortization	7.63	8.70	8.44	8.40
Dry hole cost	—	—	26.84	2.79
General and administrative	33.51	2.33	7.22	10.70

Total	$62.68	$26.87	$54.92	$39.73

Year Ended December 31, 2004
Production:
Oil (Bbls)	68,129	396,806	73,118	538,053
Daily average (Bbls/Day)	187	1,087	200	1,474
Gas (Mcf)	546,118	—	—	546,118
Daily average (Mcf/Day)	1,496	—	—	1,496
Daily average (BOE/Day)	436	1,087	200	1,723

Unit prices:
Average oil price ($/Bbl)	$38.87	$35.39	$31.05	$35.24
Average gas price ($/Mcf)	5.81	—	—	5.81
Average equivalent price ($/BOE)	35.44	35.39	31.05	34.90

Unit costs ($/BOE):
Lease operating	$11.00	$12.31	$10.44	$11.76
Exploration and acquisition	8.55	0.36	41.41	7.20
Depreciation, depletion and amortization	7.84	5.93	6.93	6.53
General and administrative	26.41	3.66	24.74	11.86

Total	$53.80	$22.26	$83.52	$37.35

	United
	States	France	Turkey	Total	Total (1)
Year Ended December 31, 2003
Production:
Oil (Bbls)	190,118	373,999	91,680	655,797	541,467
Daily average (Bbls/Day)	521	1,025	251	1,797	1,483
Gas (Mcf)	1,578,591	—	—	1,578,591	739,941
Daily average (Mcf/Day)	4,325	—	—	4,325	2,027
Daily average (BOE/Day)	1,260	1,025	251	2,535	1,821

Unit prices:
Average oil price ($/Bbl)	$28,17	$25.76	$24.29	$26.40	$26.02
Average gas price ($/Mcf)	4.78	—	—	4.78	4.74
Average equivalent price ($/BOE)	28.46	25.76	24.29	26.94	26.47

Unit costs ($/BOE):
Lease operating	$2.48	$11.47	$8.81	$6.77	$10.01
Exploration and acquisition	2.52	—	13.22	2.60	3.63
Depreciation, depletion and amortization	3.05	4.22	5.65	3.78	4.88
Impairment of oil and natural gas properties	0.38	—	—	0.19	0.26
General and administrative	4.25	2.17	11.09	4.09	4.49

Total	$11.68	$17.86	$38.77	$17.43	$23.27

(1)	This column sets forth production and other information for the year ended December 31, 2003, as if the sale of U. S. mineral royalty assets had taken on January 1, 2003.
Office Lease
     We occupy 16,327 square feet of office space at 4809 Cole Avenue, Suite 108, Dallas, Texas 75205 under a lease from SVP Cole, L.P. We also occupy 3,218 square feet of office space Paris, France, approximately 9,000 square feet of office in Ankara, Turkey, 3,767 square feet in Bucharest, Romania and 2,896 square feet of office space in Budapest, Hungary. Total rental expense for 2005 was approximately $354,000
Markets and Competition
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

PART II
Item 6. Selected Financial Data
The following selected financial information (which is not covered by the report of independent registered public accounting firm) is summarized from our results of operations for the five-year period ended December 31, 2005 and as well as selected consolidated balance sheet data as of December 31, 2005, 2004, 2003, 2002 and 2001 (restated for 2005, 2004, 2003 and 2002) and should be read in conjunction with the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	Years ended December 31,
	2005	2004	2003	2002	2001
	(restated) (1)	(restated) (1)	(restated)(1)(2)	(restated)(1)
	(Amounts in thousands, except per share amounts)
Operating Results:
Revenues	$31,117	$21,028	$16,240	$15,375	$7,963
Costs and expenses	(24,911)	(23,502)	(15,976)	(17,897)	(11,538)

Operating income (loss)	6,206	(2,474)	264	(2,522)	(3,575)
Other income from continuing operations (expense)	4,027	(949)	2,593	(5,205)	(974)

Income (loss) before income taxes	10,233	(3,423)	2,857	(7,727)	(4,549)
Income tax benefit	315	1,153	603	2,061	1,802

Income (loss) from continuing operations, net of tax	10,548	(2,270)	3,460	(5,666)	(2,747)
Income (loss) from discontinued operations, net of tax	47	17,690	1,182	(441)	2,105
Dividends on preferred shares	(684)	(714)	(500)	(374)	(360)

Net income (loss) available to common shares	$9,911	$14,706	$4,142	$(6,481)	$(1,002)

Basic income (loss) available to common shares per share	$0.69	$1.54	$0.44	$(0.69)	$(0.16)

Diluted income (loss) available to common shares per share	$0.65	$1.54	$0.44	$(0.69)	$(0.16)

Weighted average shares outstanding
Basic	14,213	9,571	9,338	9,343	6,319
Diluted	15,140	9,571	9,347	9,343	6,319

Balance Sheet Data:
Working capital (deficit)	$91,299	$(2,728)	$(30,022)	$(7,569)	$(879)
Oil and natural gas properties, net	138,158	82,394	79,217	71,872	78,028
Total assets	261,814	101,178	95,203	86,853	94,454
Long term debt, including current portion	92,060	9,022	30,976	26,860	36,874
Stockholders’ equity	132,359	61,345	39,598	30,021	33,555
Cash Flow Data:
Net cash provided by (used in) operating activities	$6,699	$(3,703)	$11,354	$6,362	$8,856
Capital expenditures for oil and natural gas property and equipment, including acquisitions	65,963	15,385	4,442	6,178	$11,979

(1)	As described in Note 3 to the financial statements, the Company restated its financial statements for the years ended December 31, 2002, 2003, 2004 and 2005.

(2)	Effective January 1, 2003, the Company adopted Statements of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations and changed its method of accounting for asset retirement obligations.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain of the matters discussed under the captions “Business and Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this annual report may constitute “forward-looking” statements for purposes of the Securities Act of 1933, and the Securities Exchange Act of 1934 and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “plans,” “believes,” “continues,” “expects,” “projections,” “forecasts,” “intends,” “may,” “might,” “could,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. Various factors that could cause the actual results, performance or achievements to differ materially from our expectations are disclosed in this report (“Cautionary Statements”), including, without limitation, those statements made in conjunction with the forward-looking statements included under the captions identified above and otherwise herein. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the Cautionary Statements. Unless otherwise noted, all financial information provided in this report gives effect to our restatement as described in “Restatement of Previously Issued Financial Statements.”
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
     Income available to common shares for 2005 was $9.9 million, or $0.65 per diluted share, compared with income applicable to common shares of $14.7 million, or $1.54 per diluted share, in 2004. Operating income from continuing operations for 2005 was $6.2 million, compared with an operating loss from continuing operations of $2.5 million in 2004.
     Revenues for the year ended December 31, 2005 were $31.1 million, a 48% increase over 2004 revenues of $21 million.
     In 2005, our oil and natural gas production was 624,144 BOE versus production of 629,073 BOE for 2004. Our average realized oil price per barrel for 2005 was $50.17, a 42.3% increase over the average realized oil price per barrel of $35.24 in 2004. The average realized gas price in 2005 was $7.56 per Mcf, 30.1% higher than the average realized gas price of $5.81 per Mcf in 2004.

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
     We will continue to seek opportunities to accelerate our worldwide acquisition and development program by:
•	Exploiting existing properties and developing existing reserves.

•	Implementing a balanced program of exploration, development and exploitation, thereby managing our risk exposure.

•	Pursuing new permits and selective property acquisitions under terms that include:
•	High-impact exploration concessions in core geographic areas primarily located in the Euro-Eastern Mediterranean region; and

•	Established producing properties that offer potentially significant additions to our asset base.
•	Maintaining operational flexibility by adjusting our drilling program and capital expenditure budget during the year when necessary.
     RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In August 2006, the Company’s management and the audit committee determined that the Company should restate its financial statements for the quarter ended March 31, 2006, and on September 7, 2006, the management and audit committee of Toreador determined that the Company should restate its consolidated financial statements as of and for the year ended December 31, 2005, and its consolidated financial statements for the quarter ended June 30, 2006.
On November 16, 2006, Toreador’s management and the chairman of the audit committee determined that Toreador should also restate its consolidated financial statements as of and for the years ended December 31, 2003 and 2004. The restatements are due to various errors that were discovered during and in conjunction with the audit of the restatements for the year ended December 31, 2005. The restatement was approved by the audit committee.
In this Annual Report on Form 10-K/A, we have restated our previously filed consolidated financial statements for the years ended December 31, 2005, 2004 and 2003. The restatement adjustments resulted in a cumulative net decrease in retained earnings of $1.8 million as of December 31, 2005, and a cumulative net decrease in stockholders’ equity of $1.9 million as of December 31, 2005. The restatement adjustments also resulted in an increase in previously reported income available to common shares of $2.9 million for the year ended December 31, 2005, a reduction in previously reported income available to common shares of $9.6 million for the year ended December 31, 2004 and an increase in previously reported income available to common shares of $2.3 million for the year ended December 31, 2003. For more information on the background and details of our restatement, see Note 3 to the consolidated financial statements.

Critical Accounting Policies And Management’s Estimates
     The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in this Form 10-K/A. We have identified below policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates on a periodic basis and base our estimates on experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:
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
     Reserve Estimates
     Proved reserves are estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods as well as oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery after testing by a pilot project or after the operation of an installed program has been confirmed through production response that increased recovery will be achieved. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage is limited (i) to those drilling units offsetting productive units that are reasonably certain of production when drilled and (ii) to other undrilled units where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. We emphasize that the volume of reserves are estimates that, by their nature are subject to revision. The estimates are made using geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data. We had a downward reserve revision of 2.4% for the year ended December 31, 2005 and upward reserve revisions of 5.03% and 2.61% of proved reserves during the years ended December 31, 2004 and 2003, respectively. These reserve revisions resulted primarily from improved or a decline in performance from a variety of sources such as an addition to or a reduction in recoveries below or above previously established lowest known hydrocarbon levels, improved or a decline in drainage from natural drive mechanisms, and the realization of improved or declined drainage areas. If the estimates of proved reserves were to decline, the rate at which we record depletion expense would increase.
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
     Future Development and Abandonment Costs
     Future development costs include costs incurred to obtain access to proved reserves, including drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production equipment, gathering systems, wells and related structures and restoration costs of land. We develop estimates of these costs for each of our properties based upon the type of production structure, depth of water, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology, the ultimate settlement amount, inflation factors, credit adjusted discount rates, timing of settlement and changes in the political, legal, environmental and regulatory environment. We review our assumptions and estimates of future abandonment costs on an annual basis. The accounting for future abandonment costs changed on January 1, 2003, with the adoption of SFAS 143 “Accounting for Asset Retirement Obligations”. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.
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
New Accounting Pronouncements
     SFAS No. 157, Fair Value Measurement, (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requirement for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating this statement and have not yet determined the impact of such on our financial statements. We plan to adopt this statement when required at the start of our fiscal year beginning January 1, 2008.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and focuses on accounting for share-based payments for services provided by employee to employer. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation over the service period. The statement does not require a certain type of valuation model, and either a binomial or Black-Scholes model may be used. During the first quarter of 2005, the Securities and Exchange Commission (SEC) approved a new rule for public companies to delay the adoption of this standard. In April 2005, the SEC took further action to amend Regulation S-X to state that the provisions of SFAS No. 123(R) will be effective beginning with the first annual or interim reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005 for all non-small business issuers. SFAS 123(R) permits public companies to adopt its requirements using one of two methods: a “modified-prospective” method or a “modified-retrospective” method. The Company plans to adopt SFAS 123(R) using the modified-prospective method under which it will record compensation expense for all share-based awards that vest or are granted after the effective date. The adoption of SFAS No. 123(R) will reduce our operating results approximately $80,000 a year for 2006 and 2007, but will not impact our future cash flows.
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
     FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) in the year of adoption. We are currently evaluating the statement and have not yet determined the impact of such on our financial statements.
     On February 16, 2006, the FASB issued Statement 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140.” The statement amends Statement 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative and provides additional guidance on the applicability of Statement 133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year that begins after September 16, 2006. We are currently evaluating the impact this new standard will have on the Company.
     In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation in the period in which it is incurred if the liability’s fair value can be reasonably estimated. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Conditional Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our financial position, results of operations or cash flows.
     On December 16, 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“ SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. We do not anticipate the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.
     SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). In September 2006, the Securities and Exchange Commission (SEC) provided guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes a dual approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We currently apply the dual approach to evaluate our misstatements and do not expect our adoption of this statement to effect our future financial reporting.
     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus that mineral rights, as defined in EITF Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets,” are tangible assets and that they should be removed as examples of intangible assets in SFAS Nos. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The Financial Accounting Standards Board (“FASB”) has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Positions (“FSP”) Nos. FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and EITF Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets.” In addition, FSP FAS 142-2, “Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil- and Gas-Producing Entities” confirms that SFAS No. 142 does not change the balance sheet classification or disclosures of mineral rights of oil and gas producing enterprises. Historically, we have included the costs of such mineral rights as tangible assets, which is consistent with the EITF’s consensus. As such, EITF 04-2 and the related FSPs have not affected our consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
     This section should be read in conjunction with Notes 9 and 10 to Notes to Consolidated Financial Statements included in this filing.
     The Company delayed the filing of its Quarterly Report on Form 10-Q for the nine month period ended September 30, 2006. The delay in filing such Form 10-Q is the result of restatements of Toreador’s consolidated financial statements for the years ended December 31, 2003, 2004 and 2005 and for its consolidated financial statements for each of the quarters ended March 31 and June 30, 2006, as described in Note 3 to the consolidated financial statements.
     As a result of this delay, a covenant default occurred under Section 4.03(b) of the Indenture, dated as of September 27, 2005 (the “Indenture”), between Toreador and The Bank of New York Trust Company, N.A. (the “Trustee”), with respect to Toreador’s 5.00% Convertible Senior Notes due 2025. Section 4.03(b) of the Indenture requires Toreador to provide the Trustee with copies of Toreador’s annual reports, information, documents and other reports that Toreador is required to file with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 within thirty (30) days of when such reports are required to be filed with the SEC.
     On December 15, 2006, Toreador received a notice from the Trustee under Section 4.03(b) of the Indenture for failing to provide the Trustee with a copy of its Quarterly Report on Form 10-Q for the nine month period ended September 30, 2006. Under Section 6.01(v) of the Indenture, this covenant default will not lead to an Event of Default unless Toreador fails to cure the covenant default within thirty (30) days after receiving the written notice from the Trustee. The thirty (30) day period ends on January 14, 2007. The Company provided a copy of the quarterly report on the complete Form 10-Q to the Trustee on January 14, 2007. The Company provided a copy of the complete Form 10-Q for the quarter ended September 30, 2006, to the Trustee in accordance with the requirements of the Indenture.
     Under Section 6.02 of the Indenture, if an Event of Default occurs and is continuing, the Trustee by written notice to Toreador, or the holders of at least twenty five percent (25%) in aggregate principal amount of the securities then outstanding by written notice to Toreador and the Trustee, may declare the principal of, and any premium and accrued and unpaid interest, if any, and any premium on, all securities to be immediately due and payable. The notes outstanding have an aggregate principal amount of $86.25 million at January 14, 2007.
     Under Section 7.2.1 of the Credit Agreement, dated December 30, 2004 (the “Credit Agreement”), between Toreador Exploration & Production, Inc., Toreador Acquisition Corporation (collectively, the “Borrowers”) and Texas Capital Bank, N.A. (“Texas Capital”), the Borrowers are required to provide Texas Capital on or before the 60th day after the last day of each fiscal quarter, a copy of the unaudited consolidated financial statements of Toreador. Under Section 8.1.7 of the Credit Agreement, an Event of Default would occur if either the Borrowers or Toreador, as Guarantor under the Credit Agreement, default in the performance or observance of any other provision contained in any agreements or instruments evidencing or governing a material debt and such default is not waived and continues beyond any applicable cure period. Texas Capital, however, has waived the Default and Event of Default until January 16, 2007. As of January 14, 2007, the Company had $5.55 million borrowed under the Credit Agreement.
     Pursuant to Section 19.1.1(b) of the Reserve Base Revolving Facility Agreement by and between Madison Energy France, Madison Oil France, Toreador, Madison Oil Company Europe, and Natixis Banques Populaires (“Natixis”), dated December 23, 2004 (the “Agreement”), Toreador was required to provide Natixis with its unaudited consolidated financial statements for the nine month period ended September 30, 2006 within forty-five (45) days after the end of such quarter. Natixis waived until January 16, 2007 such default and any other default under the Agreement as a result of Toreador not yet providing such financial statements. As of January 14, 2007, Toreador had $11 million borrowed under the Agreement.
     Liquidity
     As of December 31, 2005, we had cash and cash equivalents and short-term investments of $93.1 million, a current ratio of approximately 5.4 to 1 and a debt (convertible debenture, long-term debt and convertible senior notes) to equity ratio of .70 to 1. For the twelve months ended December 31, 2005, operating income was $6.2 million and capital expenditures, including the acquisition of the Hungarian assets (Pogo Hungary Ltd.) for $9 million, was $66 million.
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
     On December 30, 2004, we entered into a five-year $25 million reserve-based borrowing facility with Texas Capital Bank, N.A. in order to finance the development and acquisition of oil and natural-gas interests both domestically and internationally and for working capital purposes. The facility bears interest at a rate of prime less 0.5% (6.75% total rate at December 31, 2005) and is collateralized by our domestic working interests. The borrowers under this facility are two of our domestic subsidiaries, and Toreador has guaranteed the obligations. At December 31, 2005, we had approximately an additional $3.3 million available for borrowings. The $25 million facility requires monthly interest payments until January 1, 2009 at which time all unpaid principal and interest are due. The $25 million facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets, change of control and management and require us to meet certain financial requirements. Specifically, we must maintain a current ratio of 1.25 to 1.00 (exclusive of amounts due under revolving credit arrangements) and an interest coverage ratio of not less than 3.00 to 1.00. As of December 31, 2005, we were in compliance with all covenants .
     New Secured Revolving Facility
     On December 28, 2006, the Company as a guarantor and its direct and indirect subsidiaries, Toreador Turkey Ltd., as a borrower and guarantor, Toreador Romania Ltd., as a borrower and a guarantor, Madison Oil France SAS, as a borrower and a guarantor, Toreador Energy France S.C.S., as a borrower and a guarantor, and Toreador International Holding L.L.C., entered into a Loan and Guarantee Agreement with International Finance Corporation. The Loan and Guarantee Agreement provides for the A Loan Facility which is a secured revolving facility with a current maximum facility amount of $25 million which maximum facility amount will increase to $40 million when the projected total borrowing base amount exceeds $50 million. The A Loan Facility has not closed at this time and is not yet available. The Loan and Guarantee Agreement also provides for a $10 million C Loan Facility to Toreador Turkey and Toreador Romania. As of January 14, 2007 the C Loan Facility had $10 million outstanding. Both the A Loan Facility and the C Loan Facility are to fund the borrowers’ operations in Turkey and Romania.
     Interest will accrue on any loans under the A Loan Facility at a rate of 2% over the six month LIBOR rate. Interest accrues on the C Loan Facility at a rate of 1.5% over the six month LIBOR rate until any loans are made under the A Loan Facility after which the rate for the C Loan Facility shall be lowered to 0.5% over the six month LIBOR rate. As of January 14, 2007 the interest rate on the C Loan Facility is 6.86%. Interest is to be paid on each June 15 and December 15.
     In order for any loans to be made under the A Loan Facility certain conditions must be met, including, but not limited to, the following: (i) the lender shall have received a first ranking security interest (a) in certain proceeds, receivables and contract rights relating to and from the sale of oil or gas production in France, Turkey and Romania and (b) in funds held in certain bank accounts; (ii) the lender shall have received an assignment of all rights and claims to any compensation or other special payments in respect of all concessions other than those arising in the normal course of operations payable by the government of Turkey and Romania; (iii) the lender shall have received a first ranking pledge (a) by Toreador International of all its shares in the borrowers; (b) by Madison Oil of all its shares in Toreador France; and (c) by the Company of all its shares in Toreador International; and (iv) the current loan facilities with Natixis Banques Populaires and with Texas Capital Bank, N.A. shall have been repaid in full.
     The Company is to meet the following ratios on a consolidated basis: (i) the Life of Loan Coverage Ratio of not less than: (a) 1.2:1.0 in 2006 and 2007; (b) 1.3:1.0 in 2008; and (c) 1.4:1.0 in 2009 and each subsequent year thereafter; (ii) Reserve Tail Ratio of not less than 25%; (iii) Adjusted Financed Debt to EBITDA ratio of not more than 3.0:1.0; (iv) Liabilities to Tangible Net Worth Ratio of not more than 60:40; and (v) Interest Coverage Ratio of not less than 3.0:1.0.
The obligors are subject to certain negative covenants, including, but not limited to, the following: (i) subject to certain exceptions, paying dividends; (ii) subject to certain exceptions, incurring debt, making guarantees or creating or permitting to exist any liens, (iii) subject to certain exceptions, making or permitting to exist loans or advances to, or deposits, with other persons or investments in any person or enterprise; (iv) subject to certain exceptions, selling, transferring, leasing or otherwise disposing of all or a material part of its borrowing base assets; and (v) subject to certain exceptions, undertaking or permitting any merger, spin-off, consolidation or reorganization.
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
     Dividends on our Series A-1 Convertible Preferred Stock are paid quarterly. For the year ended December 31, 2005 dividends totaled $684,314, of which $186,258 was paid in cash and the remaining $498,056 was paid by the issuance of common stock. Cash dividends of $714,000 were paid for the twelve month period ended December 31, 2004.
     The terms of the $15 million reserve-based borrowing facility limit our ability to pay dividends on our common stock to twenty-five percent (25%) of net profit (as defined in the facility agreement), less any dividend amounts paid on our preferred stock.
     Contractual Obligations
The following table sets forth our contractual obligations in thousands at December 31, 2005 for the periods shown:

		Less than	One To	Four to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Long-term debt	$92,060	$810	$5,000	$—	$86,250
Lease commitments	2,604	1,184	840	118	462

Total contractual obligations	$94,664	$1,994	$5,840	$118	$86,712

Contractual obligations for long-term debt above does not include amounts for interest payments.
Results of Operations
Comparison of Years Ended December 31, 2005 and 2004

	For the Years Ended December 31,
	2005	2004		2005	2004
Production:			Average Price:
Oil (MBbls):			Oil ($/Bbl):
United States	60	68	United States	$52.37	$38.87
France	404	397	France	50.92	35.39
Turkey	65	73	Turkey	43.48	31.05

Total	529	538	Total	$50.17	$35.24

Gas (MMcf):			Gas ($/Mcf):
United States	570	546	United States	$7.56	$5.81
France	—	—	France	—	—
Turkey	—	—	Turkey	—	—

Total	570	546	Total	$7.56	$5.81

MBOE:			$/ BOE:
United States	155	159	United States	$48.08	$35.44
France	404	397	France	50.92	35.39
Turkey	65	73	Turkey	43.48	31.05

Total	624	629	Total	$49.86	$34.90

Revenues
     Oil and natural gas sales
Oil and natural gas sales for the twelve months ended December 31, 2005 were $31.1 million, as compared to $22.3 million for the comparable period in 2004. This increase is primarily due to a significant increase in the average realized price of both oil and natural gas. Production decreased by approximately 10 MBOE due primarily to normal declines in the US and in Turkey, offset by a slight increase in France from the results of successful workovers and new drilling.
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
Costs and expenses
     Lease operating
     Lease operating expense was $8.2 million, or $13.13 per BOE produced for the twelve months ended December 31, 2005, as compared to $7.4 million, or $11.76 per BOE produced for the comparable period in 2004. This increase is primarily due to the workover program in France and a 11 MBOE decline in production when comparing the twelve months ended December 31, 2005 to 2004.
     Exploration expense
     Exploration expense for the twelve months ended December 31, 2005 was $2.9 million, as compared to $4.5 million for the comparable period in 2004. In 2004 we conducted a seismic program in the Black Sea, resulting in an additional $1.8 million of exploration expense cost in 2004.
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
     For the twelve months ended December 31, 2005 depreciation, depletion and amortization expense was $5.2 million, or $8.40 per BOE produced, as compared to $4.1 million, or $6.53 per BOE produced for the twelve months ended December 31, 2004. This increase is primarily due to increased investments in oil and gas properties and a 4,929 BOE decline in production.
     Impairment of oil and natural gas properties
     Impairment charged in 2005 was $110,000 compared to no impairments in 2004. This increase was due to marginal properties in the United States.
     General and administrative
     General and administrative expense was $6.7 million for the twelve months ended December 31, 2005, compared with $7.5 million for the comparable period of 2004. The decrease is primarily due to allocating a portion of Turkey’s cost to the development project and exploration expense. This decrease is partially offset by an increase in the United States primarily due to increased staff, Securities and Exchange Commission filings, Sarbanes-Oxley compliance and expensing of stock compensation expense related to the restricted stock granted by the Board of Directors to certain employees and non employee directors.

     Other income and expense
     Other income and expense resulted in income of $4 million for the twelve months ended December 31, 2005 versus a loss of $949,000 for the comparable period in 2004. The increase was primarily due to a $2.4 million foreign currency exchange gain in 2005 versus a foreign exchange gain of $127,000 in 2004. In 2005 we incurred $1.4 million in interest expense, of which all was capitalized to oil and gas properties, compared to $1.9 million of interest expense in 2004, of which $432,000 was capitalized to oil and gas properties. Also in 2005 we recorded interest income of $1.4 million as compared to $515,000 in 2004.
     Discontinued operations
     The following table compares discontinued operations for years ended December 31, 2005, 2004 and 2003:

	Twelve Months Ended December 31.
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
	(in thousands)
Revenues:
Oil and natural gas sales	$63	$139	$7,261
Lease bonuses and rentals	—	—	341
Loss on commodity derivatives	—	—	(1,304)

Total revenues	63	139	6,298
Costs and expenses:
Lease operating	1	(10)	1,046
Allocated general and administrative	15	163	2,222
Depreciation, depletion and amortization	—	—	734
Interest expense	—	—	711

Total costs and expenses	16	153	4,713
Gain on sale of properties	—	28,711	—

Income before taxes	47	28,697	1,585
Income tax provision	—	11,007	403

Income from discontinued operations	$47	$17,690	$1,182

     Income available to common shares
     For the twelve months ended December 31, 2005, we reported income from continuing operations net of taxes of $10.6 million, compared with a loss of $2.3 million for the same period of 2004. For the twelve months ended December 31, 2005 income available to common shares was $9.9 million versus $14.7 million for the year ended December 31, 2004.
     Other comprehensive income
     The most significant element of comprehensive income, other than net income, is foreign currency translation. As of December 31, 2004, we had accumulated an unrealized gain of $4.7 million. In the year ended December 31, 2005, we had an unrealized loss of $8.1 million. The primary reason for decrease is due to the strength of the Euro compared to the United States Dollar in 2005. The functional currency of our operations in France is the Euro and in Romania, Turkey and Hungary the functional currency is the United States Dollar. The exchange rate used to translate the financial position of the French, Turkish, Romanian and Hungarian operations at December 31, 2005 was approximately US $1.18 per Euro, 0.74 New Turkish Lira per US Dollar, 35,080 Romanian Lei per US Dollar and 214.35 Hungarian Forint per US Dollar, respectively. The Euro rate at December 31, 2004, was US $1.36 per Euro and US $0.74 per million Turkish Lira. There were no Romanian or Hungarian operations in the year ended December 31, 2004.

Comparison of Years Ended December 31, 2004 and 2003

	For the Twelve Months Ended December 31,
	2004	2003	2003		2004	2003	2003
			(As adjusted(1))				(As adjusted(1))
Production:				Average Price:
Oil (MBbls):				Oil ($/Bbl):
United States	68	190	75	United States	$38.87	$28.17	$27.89
France	397	374	374	France	35.39	25.76	25.76
Turkey	73	92	92	Turkey	31.05	24.29	24.65

Total	538	656	541	Total	$35.24	$26.40	$26.02

Gas (MMcf):				Gas ($/Mcf):
United States	546	1,579	740	United States	$5.81	$4.78	$4.74
France	—	—	—	France	—	—	—
Turkey	—	—	—	Turkey	—	—	—

Total	546	1,579	740	Total	$5.81	$4.78	$4.74

MBOE:				$/BOE:
United States	159	453	200	United States	$35.44	$28.46	$28.05
France	397	374	374	France	35.39	25.76	25.76
Turkey	73	92	92	Turkey	31.05	24.29	24.65

Total	629	919	666	Total	$34.90	$26.94	$26.47

(1)	This column sets forth production and prices for the year ended December 31, 2003, as if the U. S. mineral royalty asset sale had taken place January 1, 2003.
Revenues
     Oil and natural gas sales
     For the year ended December 31, 2004, oil and natural gas sales revenues were $22.3 million, increasing approximately $5.3 million, or 31%, from $17.0 million for the year ended December 31, 2003. This was due to an increase in the average prices we received for oil and natural gas sales. In 2004, our average oil price per barrel was $35.24 versus $26.02 in 2003, as adjusted. Our average price for natural gas in 2004 was $5.81 per Mcf, compared with $4.74 in 2003, as adjusted. The increase in revenues was offset by a 5% decrease in overall production of 37,000 BOE from 666,000 BOE in 2003, as adjusted to 629,000 BOE in 2004. Production in the United States, excluding the U.S. mineral royalty asset, decreased 41,000 BOE, the result of the natural decline of our existing properties and the loss of production on the Vermillion 175 #1. Turkish production decreased by 19,000 BOE due to the natural decline of existing properties and the loss of production on the Cendere #12 well. French production increased 23,000 BOE, a result of the workover program and the addition of the Charmottes 109 during the year.
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

	2004	2003	Variance
	(in thousands)
Changes in fair value	$1,159	$(365)	$1,524
Realized gain (loss)	(2,481)	(411)	(2,070)

Net	$(1,322)	$(776)	$(546)

     As noted above, we had structured our commodity derivatives to reduce the effect of price fluctuations of the commodities we produce and sell. As a result, those derivatives decline in value as the underlying commodity prices rise. Any losses incurred on derivatives are offset by higher oil and natural gas sales revenues due to increases in underlying commodity prices. However, under the requirements of Statement of Financial Accounting Standards No. 133, as amended, and because we chose not to designate our derivatives as hedges, mark to market loss on the derivatives is generally accrued through earnings prior to the recognition of higher sales prices.
Costs and expenses
     Lease operating
     Lease operating expenses increased $1.2 million, or 19%, from 2003 to 2004, primarily due to the increase in workover costs on our French properties.
     Exploration expense
     Exploration expense expense increased $2.2 million, from 2003 to 2004, due to the December 2004 seismic program in the Black Sea of Turkey.
     Depreciation, depletion and amortization
     Depreciation, depletion and amortization increased $634,000, or 18%, compared with 2003 due to decreased reserve balances in Turkey. We calculate depletion on our oil and natural gas properties using the units-of-production method. Current-year production is divided by beginning reserves and then multiplied by the net value of the properties.
     Impairment of oil and natural gas properties
     Impairment charged in 2004 was zero, compared with $171,000 in 2003.
     General and administrative
     General and administrative expenses increased $3.7 million, in 2004. The majority of this increase was the result of actual 2003 costs totaling $2.2 million being allocated to discontinued operations based on the percent of oil and natural gas revenues applicable to discontinued operations to the total oil and gas revenues. The remaining increase was the result of the final settlement of a severance claim in France and expenses associated with the pay off of the Barclays credit facility.
     Other income and expense
     Other income and expense resulted in $949,000 of expense during 2004 versus $2.6 million of income for 2003. The decrease was a result of foreign currency transaction gains of $2.1 million primarily on payments towards the facility we had with Barclays Bank, plc, or the Barclays Facility in 2003. Equity in earnings of unconsolidated subsidiaries had a loss of $18,000 for 2004 compared with a gain of $22,000 for 2003.

     Net income available to common shares
     During 2004, we had earnings available to common stockholders of $14.7 million, compared with $4.1 million for 2003. Improved results for 2004 were largely due to $17.7 million income from discontinued operations, which includes a $28.7 million gain on the sale of U.S. mineral and royalty properties. In addition, we received a benefit from income taxes of $1.2 million compared to $603,000 in 2003. The increase was mainly the result of utilizing net operating loss carryforwards from prior years.
     Other comprehensive income
     The most significant element of comprehensive income, other than net income (loss), is foreign currency translation. The functional currency of our operations in France is the Euro, and in Turkey the functional currency is the U.S. dollar. The exchange rate used to translate the financial position of the French operations at December 31, 2004, was approximately U.S. $1.36 per Euro and U.S. $0.74 per million Turkish Lira. At December 31, 2003, the exchange rates were U.S. $1.26 per Euro and U.S. $0.70 per million Turkish Lira.
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

	Three Months Ended
	March	June	September	December
	31	30,	30,	31,
	(in thousands, except per share data)
For the year ended December 31, 2005 (restated) (1):
Total revenues	$6,676	$7,164	$8,770	$8,507
Total costs and expenses	5,281	5,476	7,040	7,114
Income (loss) from continuing operations	1,925	1,956	1,351	5,316
Income (loss) from discontinued operations, net of tax	10	1	14	22
Net income (loss)	1,935	1,957	1,365	5,338
Income available to common shares	1,372	1,917	1,324	5,298
Basic income available to common shares per share	0.11	0.14	0.09	0.35
Diluted income available to common shares per share	0.10	0.13	0.09	0.32

For the year ended December 31, 2004 (restated) (1):
Total revenues	$3,862	$5,134	$5,631	$6,401
Total costs and expenses	4,579	3,880	4,023	11,020
Income (loss) from continuing operations	(1,413)	1,369	1,951	(4,177)
Income (loss) from discontinued operations, net of tax	17,691	31	81	(113)
Net income (loss)	16,278	1,400	2,032	(4,290)
Income (loss) available to common shares	16,098	1,220	1,852	(4,464)
Basic income (loss) available to common shares per share	2.34	0.13	0.18	(0.86)
Diluted income (loss) available to common shares per share	1.86	0.12	0.15	(0.77)
(1)	As described in Note 3 to the financial statements, the Company restated its financial statements for the years ended December 31, 2003, 2004 and 2005.

     Off Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 8. Financial Statements and Supplementary Data.
     The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are set forth beginning on page F-1 of this annual report on Form 10-K/A and are incorporated herein.
     The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.
Item 9A. Controls and Procedures
     Corporate Disclosure Controls
     Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this amended annual report. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as a result of the material weaknesses discussed below, our disclosure controls and procedures as of December 31, 2005 were not effective.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting in connection with the annual report on Form 10-K for the year ended December 31, 2005 filed in March 2006, and in connection with this amended annual report on Form 10-K/A for the year ended December 31, 2005. As a result of these assessments, various materials weaknesses were identified. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In connection with the filing of our 10-K for the year ended December 31, 2005, in March 2006, we originally identified material weaknesses that contributed to our conclusion that our internal control over financial reporting was not effective. These material weaknesses were as follows:
•	During the year-end audit several errors were found in spreadsheets. We believe that the failure of the review process to detect the errors constituted a material weakness.

•	During the audit of the statutory accounts of our French subsidiary, several audit adjustments were recorded to the statutory accounts, which affected the tax basis of our French oil and gas properties. During the preparation of our deferred tax provision, our French staff failed to consider the statutory audit adjustments in determining the book — tax basis difference, which resulted in an error in our deferred tax provision for France.

•	Our review of the system of controls surrounding the information technology system revealed that 1) several employees could prepare and post entries, leading to a segregation of duties issue; 2) there was inadequate security over the proper storage of offsite back-up tapes and the periodic review of back-up tapes to ensure their accuracy; 3) security logs generated by the system were not periodically reviewed and terminated employees were not disconnected from the system in a timely manner; and 4) several authorized users of our accounting system had access to modules that create additional segregation of duties issues.
     As a result of the restatement of our financial statements for the years ended December 31, 2003, 2004 and 2005, we have identified the following material weaknesses:
•	We did not maintain an effective control environment and our financial and accounting organization was not adequate to support our financial reporting requirements. The involvement of corporate personnel in the reporting of foreign transactions and operations was not sufficient to accurately capture and record such activity and we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles consistent with the level and complexity of our operations.

•	Our accounting and financial reporting systems and procedures were not sufficiently designed to ensure consistent or complete application of our accounting policies or to prepare financial statements in accordance with generally accepted accounting principles. This includes not only the sufficiency of our review of sensitive calculations, reconciliations and spreadsheets but also the preparation and processing of financial accounting information.
These material weaknesses resulted in adjustments to substantially all accounts in our financial statements and related disclosures for the years ended December 31, 2003, 2004 and 2005. These material weaknesses could result in material misstatements of future annual or interim financial statements that would not be prevented or detected.
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
     Changes in Internal Controls
     Management has addressed these material weaknesses as follows:
     During the year-end audit of the statutory accounts of our French subsidiary, several audit adjustments were recorded to the statutory accounts, which affected the tax basis of our French oil and gas properties. During the preparation of our deferred tax provision, our French staff failed to consider the statutory audit adjustments in determining the book — tax basis difference, which resulted in an error in our deferred tax provision for France. During the course of performing the year-end audit, our registered independent accounting firm detected the omission of the statutory audit adjustments, and we have corrected our French deferred tax provision accordingly.

We engaged an independent third party in May 2006, in France, to verify that all statutory adjustments are properly prepared and correctly stated in the statutory books.
     During our review of the system of controls surrounding the information technology system as of December 31, 2005, such review revealed that 1) several employees could prepare and post entries, leading to a segregation of duties issue; 2) inadequate security over the proper storage of offsite back-up tapes and the periodic review of back-up tapes to ensure their accuracy; 3) security logs generated by the system were not periodically reviewed and terminated employees were not disconnected from the system in a timely manner; and 4) several authorized users of our accounting system have access to modules that create additional segregation of duties issues. We have restricted access in June 2006 to the journal entry module within our accounting system, and implemented a control to ensure that posted journal entries are properly supported and approved. We are still in the process of reviewing logical access to our accounting system and modifying such access to prevent segregation of duties issues. Additionally, we are currently in the process of reviewing our practices in implementing changes or compensating controls where necessary to remediate the other weaknesses mentioned above. Included in our remediation activities was the hiring of a full-time information technology professional to supervise these efforts.
     Management is currently evaluating the implementation of additional procedures that may be necessary to fully remediate these material weaknesses. Management is in the process of making the following changes to its system of internal controls.
•	Improving the computerized integrated financial reporting system. This will automate the manual processes that are causing errors in spreadsheets.

•	Hiring additional experienced accounting staff to allow for improved segregation of duties and a more thorough review, by senior financial officers, of the financial statements and underlying supporting documentation.

•	Providing additional training to our accounting staff and acquiring other accounting resources to improve our ability to report our financial statements in accordance with GAAP.

•	Formally documenting our accounting policies and procedures.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1.	Index to Consolidated Financial Statements, Reports of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2005 and 2004, Consolidated Statements of Operations and Comprehensive Income for the three years in the period ended December 31, 2005, Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2005, Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005, and Notes to Consolidated Financial Statements.

2.	The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	Exhibits: The exhibits required to be filed by this Item 15 are set forth in the Index to Exhibits accompanying this report.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TOREADOR RESOURCES CORPORATION

January 14, 2007	/s/ G. Thomas Graves III

G. Thomas Graves III, President and Chief Executive Officer

January 14, 2007	/s/ Douglas W. Weir

Douglas W. Weir, Senior Vice President and Chief Financial Officer

January 14, 2007	/s/ Charles J. Campise

Charles J. Campise, Vice President — Accounting and Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER		DESCRIPTION
2.1	-	Agreement and Plan of Merger, dated as of October 3, 2001, between Toreador Resources Corporation and Madison Oil Company (previously filed as Exhibit 2.1 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).

2.2	-	Agreement for Purchase and Sale, dated December 17, 2003, by and among Toreador Resources Corporation and Tormin, Inc., as Sellers, and Black Stone Acquisitions Partners I, L.P., as Buyer (previously filed as Exhibit 2.1 to Toreador Resources Corporation Current Report on Form 8-K filed on January 15, 2004, File No. 0-2517, and incorporated herein by reference).

2.3	-	Quota Purchase Agreement between Pogo Overseas Production BV, as Seller, and Toreador Resources Corporation, as Purchaser, dated as of June 7, 2005 (previously filed as Exhibit 2.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2005, File No. 0-2517, and incorporated herein by reference).

3.1	-	Restated Certificate of Incorporation, of Toreador Resources Corporation (previously filed as Exhibit 3.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005, File No. 0-2517, and incorporated herein by reference).

3.2	-	Third Amended and Restated Bylaws of Toreador Resources Corporation (previously filed as Exhibit 3.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005, File No. 0-2517, and incorporated herein by reference).

4.1	-	Settlement Agreement, dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 4.1 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

4.2	-	Warrant, dated July 22, 2004, issued by Toreador Resources Corporation to Nigel Lovett (previously filed as Exhibit 4.14 to Toreador Resources Corporation Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 20, 2004, File No. 0-2517, and incorporated herein by reference).

4.3	-	Warrant No. 30, issued by Toreador Resources Corporation to Rich Brand amending and replacing Warrant dated July 22, 2004 (previously filed as Exhibit 4.3 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-2517, and incorporated herein by reference).

4.4	-	Registration Rights Agreement, effective February 22, 2005, between Toreador Resources Corporation and James R. Anderson (previously filed as Exhibit 4.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2005, File No. 0-2517, and incorporated herein by reference).

4.5	-	Registration Rights Agreement, effective February 22, 2005, between Toreador Resources Corporation and Karen Anderson (previously filed as Exhibit 4.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2005, File No. 0-2517, and incorporated herein by reference).

4.6	-	Registration Rights Agreement, effective February 22, 2005, between Toreador Resources Corporation and Roger A. Anderson (previously filed as Exhibit 4.3 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2005, File No. 0-2517, and incorporated herein by reference).

4.7	-	Registration Rights Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).

4.8	-	Registration Rights Agreement, dated July 26, 2003, between Toreador Resources Corporation and James R. Anderson (previously filed as Exhibit 4.7 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 0-2517, and incorporated herein by reference).

4.9	-	Registration Rights Agreement, dated August 13, 2003, between Toreador Resources Corporation and Karen Anderson (previously filed as Exhibit 4.8 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-2517, and incorporated herein by reference).

4.10	-	Registration Rights Agreement, dated October 20, 2003, between Toreador Resources Corporation and William I. Lee and Wilco Properties, Inc. (previously filed as Exhibit 4.9 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-2517, and incorporated herein by reference).

4.11	-	Registration Rights Agreement, dated December 15, 2003, between Toreador Resources Corporation and James R. Anderson (previously filed as Exhibit 4.9 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.12	-	Registration Rights Agreement, dated December 15, 2003, between Toreador Resources Corporation and Roger A. Anderson (previously filed as Exhibit 4.10 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.13	-	Registration Rights Agreement, dated December 22, 2003, between Toreador Resources Corporation and Wilco Properties Inc (previously filed as Exhibit 4.11 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.14	-	Registration Rights Agreement, dated July 20, 2004, between Toreador Resources Corporation and the Investors party thereto (previously filed as Exhibit 4.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2004, File No. 0-2517, and incorporated herein by reference).

4.15	-	Registration Rights Agreement, dated July 22, 2004, between Toreador Resources Corporation and the Investors party thereto (previously filed as Exhibit 4.9 to Toreador Resources Corporation Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 20, 2004, File No.
0-2517, and incorporated herein by reference).

4.16	-	Warrant, dated July 22, 2004, issued by Toreador Resources Corporation to RP&C International (Securities), Inc. (previously filed as Exhibit 4.12 to Toreador Resources Corporation Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 20, 2004, File No. 0-2517, and incorporated herein by reference).

4.17	-	Registration Rights Agreement dated September 27, 2005 by and between Toreador Resources Corporation and UBS Securities LLC and the other initial purchasers named in the purchase agreement (previously filed as Exhibit 4.18 to the Registration Statement on Form S-3 (333-129628) filed with the Securities and Exchange Commission on November 10, 2005, File No. 0-2517, and incorporated herein by reference).

4.18	-	Indenture dated as of September 27, 2005 by and between Toreador Resources Corporation and The Bank of New York Trust Company, N.A. (previously filed as Exhibit 4.19 to the Registration Statement on Form S-3 (333-129628) filed with the Securities and Exchange Commission on November 10, 2005, File No. 0-2517, and incorporated herein by reference).

10.1+	-	Employment letter agreement between Madison Oil Company and Michael J. FitzGerald dated September 10, 2001 (previously filed as Exhibit 10.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-2517, and incorporated herein by reference).

10.2+	-	Toreador Royalty Corporation 1990 Stock Option Plan (previously filed as Exhibit 10.2 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

10.3+	-	Amendment to Toreador Royalty Corporation 1990 Stock Option Plan, effective as of May 15, 1997 (previously filed as Exhibit 10.3 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

10.4+	-	Toreador Royalty Corporation Amended and Restated 1990 Stock Option Plan, effective as of September 24, 1998 (previously filed as Exhibit 10.4 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

10.5+	-	Amendment Number One to Toreador Resources Corporation Amended and Restated 1990 Stock Option Plan (previously filed as Exhibit 10.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

10.6+	-	Amendment Number Two to Toreador Resources Corporation Amended and Restated 1990 Stock Option Plan (previously filed as Exhibit 10.4 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

10.7+	-	Toreador Royalty Corporation 1994 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 10.7 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

10.8+	-	Toreador Resources Corporation Amended and Restated 1994 Non-employee Director Stock Option Plan (previously filed as Exhibit 10.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

10.9+	-	Toreador Resources Corporation 2002 Stock Option Plan (previously filed as Exhibit 10.16 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).

10.10+	-	Amendment Number One to the Toreador Resources Corporation 2002 Stock Option Plan (previously filed as Exhibit 10.5 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

10.11+	-	Toreador Resources Corporation 2005 Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2005, File No. 0-2517, and incorporated here by reference).

10.12+	-	Form of Employee Restricted Stock Award (previously filed as Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2005, File No. 0-2517, and incorporated here by reference).

10.13+	-	Form of Outside Director Restricted Stock Award (previously filed as Exhibit 10.3 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2005, File No. 0-2517, and incorporated here by reference).

10.14+	-	Form of Indemnification Agreement, dated as of April 25, 1995, between Toreador Royalty Corporation and each of the members of our Board of Directors (previously filed as Exhibit 10.11 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

10.15	-	Contract for the Supply of Crude Oil from the Parisian Basin, effective January 1, 1997, between Elf Antwar France and Midland Madison Petroleum Company (n/k/a Madison Energy France) (previously filed as Exhibit 10.14 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).

10.16	-	Second Amended and Restated Convertible Debenture, dated March 31, 2004, between Madison Oil Company and PHD Partners L.P. (previously filed as Exhibit 10.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the year ended March 31, 2004, File No. 0-2517, and incorporated herein by reference).

10.17	-	Subordinated Revolving Credit Agreement, dated as of October 3, 2001, between Madison Oil Company and Toreador Resources Corporation (previously filed as Exhibit 2.2 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).

10.18	-	Subordinated Revolving Credit Note, dated as of October 3, 2001, between Toreador Resources Corporation and Madison Oil Company (previously filed as Exhibit 2.3 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).

10.19	-	Securities Purchase Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto (previously filed as Exhibit 10.24 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).

10.20	-	Securities Purchase Agreement, dated October 20, 2003, between Toreador Resources Corporation and William I. Lee and Wilco Properties, Inc. (previously filed as Exhibit 10.5 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-2517, and incorporated herein by reference).

10.21	-	Securities Purchase Agreement, dated December 15, 2003, between Toreador Resources Corporation and James R. Anderson (previously filed as Exhibit 10.20 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

10.22	-	Securities Purchase Agreement, dated December 15, 2003, between Toreador Resources Corporation and Roger A. Anderson (previously filed as Exhibit 10.21 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

10.23	-	Securities Purchase Agreement, dated December 22, 2003, between Toreador Resources Corporation and Wilco Properties, Inc. (previously filed as Exhibit 10.22 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

10.24	-	Letter Agreement, dated August 11, 2004, by and between Toreador Resources Corporation and David M. Brewer (previously filed as Exhibit 10.6 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 0-2517, and incorporated herein by reference).

10.25	-	Reserve Base Revolving Facility Agreement, dated December 23, 2004, by and among Toreador Resources Corporation, Madison Energy France, Madison Oil France, Madison Oil Company Europe and Natexis Banques Populaires and the other Lenders party thereto (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2004, File No. 0-2517, and incorporated herein by reference).

10.26	-	Credit Agreement, dated December 30, 2004, by and among Toreador Resources Corporation, Toreador Acquisition Corporation, Toreador Exploration and Production, Inc. and Texas Capital Bank, N.A. (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2005, File No. 0-2517, and incorporated herein by reference).

10.27	-	Guaranty, dated December 30, 2004, executed by Toreador Resources Corporation in favor of Texas Capital Bank, N.A. (previously filed as Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2005, File No. 0-2517, and incorporated herein by reference).

10.28	-	Securities Purchase Agreement, dated July 26, 2003, between Toreador Resources Corporation and James R. Anderson (previously filed as Exhibit 10.8 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 0-2517, and incorporated herein by reference).

10.29	-	Securities Purchase Agreement, dated August 13, 2003, between Toreador Resources Corporation and Karen Anderson (previously filed as Exhibit 10.4 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-2517, and incorporated herein by reference).

10.30	-	7.85% Convertible Subordinated Note due June 30, 2009, dated July 22, 2004, executed by Toreador Resources Corporation (previously filed as Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2004, File No. 0-2517, and incorporated herein by reference).

10.31	-	Purchase Agreement, dated July 20, 2004, by and among Toreador Resources Corporation and the Investors party thereto (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2004, File No. 0-2517, and incorporated herein by reference).

10.32	-	Summary Sheet: Executive Officer Annual Base Salaries (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006, File No. 0-2517, and incorporated herein by reference).

10.33	-	Summary Sheet: Short-Term Incentive Compensation Plan (previously filed as Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006, File No. 0-2517, and incorporated herein by reference).

10.34	-	Summary Sheet: Director Compensation (previously filed as Exhibit 10.3 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005, File No. 0-2517, and incorporated herein by reference).

10.35	-	Warrant to Purchase Common Stock of Toreador Resources Corporation dated July 11, 2005, by and between Toreador Resources Corporation and Natexis Banques Popularis (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2005, File No. 0-2517, and incorporated herein by reference).

10.36	-	Form of Subscription Agreement for September 16, 2005 Private Placement (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2005, File No. 0-2517, and incorporated herein by reference).

10.37	-	Purchase Agreement dated November 22, 2005 by and among Toreador Resources Corporation, UBS Securities LLC and the other initial Purchasers named in Exhibit A attached thereto (previously filed as Exhibit 10.2 to the Registration Statement on Form S-3 (333-129628) filed with the Securities and Exchange Commission on November 10, 2005, File No. 0-2517, and incorporated herein by reference).

12.1	-	Computation of Ratio of Earnings to Fixed Charges (previously filed as Exhibit 12.1 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-2517, and incorporated herein by reference).

21.1	-	Subsidiaries of Toreador Resources Corporation (previously filed as Exhibit 21.1 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-2517, and incorporated herein by reference).

23.1*	-	Consent of Grant Thornton LLP

23.2*	-	Consent of LaRoche Petroleum Consultants, Ltd.

24.1	-	Power of Attorney (previously filed as signatures to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-2517, and incorporated herein by reference).

31.1*	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	-	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Management contract or compensatory plan

Item 8. Financial Statements

(1)	As described in Note 3 to the financial statements, the Company restated its financial statements for the years ended December 31, 2003, 2004 and 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Toreador Resources Corporation
We have audited the accompanying consolidated balance sheets of Toreador Resources Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Toreador Resources Corporation and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 3, management of the Company determined that adjustments were required to previously issued financial statements. As a result, the Company has restated its consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005.
/s/ Grant Thornton LLP
Dallas, Texas
January 14, 2007

TOREADOR RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2005	2004
	(restated)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$53,113	$4,977
Short-term investments	40,000	—
Accounts and notes receivable	8,162	3,850
Income taxes receivable	4,453	—
Other	6,537	1,187

Total current assets	112,265	10,014

Oil and natural gas properties, net, using successful efforts method of accounting	138,158	82,394
Investments in unconsolidated entities	2,251	1,466
Goodwill	4,195	5,979
Other assets	4,945	1,325

	$261,814	$101,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,248	$11,112
Current portion of long-term debt	—	37
Convertible debenture — related party	810	—
Income taxes payable	908	1,593

Total current liabilities	20,966	12,742

Long-term accrued liabilities	1,410	1,136
Long-term debt	5,000	—
Long-term asset retirement obligations	3,630	3,291
Deferred income tax liabilities	12,199	13,679
Convertible subordinated notes	86,250	7,500
Convertible debenture — related party	—	1,485

Total liabilities	129,455	39,833

Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A-1, $1.00 par value, 4,000,000 shares authorized; liquidation preference of $1,800; 72,000 and 154,000 shares issued	72	154
Common stock, $0.15625 par value, 30,000,000 shares authorized;16,142,824 and 11,724,146 shares issued	2,522	1,832
Additional paid-in capital	108,001	37,524
Retained earnings	29,564	19,653
Accumulated other comprehensive income (loss)	(3,364)	4,716
Deferred compensation	(1,902)	—
Treasury stock at cost, 721,027 shares	(2,534)	(2,534)

Total stockholders’ equity	132,359	61,345

	$261,814	$101,178

See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
Revenue:
Oil and natural gas sales	$31,117	$22,336	$16,998
Loss on commodity derivatives	—	(1,322)	(776)
Lease bonuses and rentals	—	14	18

Total revenue	31,117	21,028	16,240

Operating costs and expenses:
Lease operating expense	8,198	7,399	6,220
Exploration expense	2,940	4,530	2,352
Dry hole and abandonment	1,738	—	—
Depreciation, depletion and amortization	5,245	4,110	3,476
Impairment of oil and natural gas properties	110	—	171
General and administrative	6,680	7,463	3,757

Total operating costs and expenses	24,911	23,502	15,976

Operating income (loss)	6,206	(2,474)	264

Other income (expense):
Equity in earnings (loss) of unconsolidated investments	222	(18)	22
Gain (loss) on sale of properties and other assets	12	(159)	120
Foreign currency exchange gain	2,386	127	3,808
Interest and other income	1,407	515	294
Interest expense	—	(1,414)	(1,651)

Total other income (expense)	4,027	(949)	2,593

Income (loss) from continuing operations before income taxes	10,233	(3,423)	2,857
Income tax benefit	315	1,153	603

Income (loss) from continuing operations	10,548	(2,270)	3,460
Income from discontinued operations, net of tax of $11,007 in 2004 and $403 in 2003	47	17,690	1,182

Net income	10,595	15,420	4,642
Preferred dividends	(684)	(714)	(500)

Income available to common shares	$9,911	$14,706	$4,142

Basic income available to common shares per share from:
Continuing operations	$0.69	$(0.31)	$0.32
Discontinued operations	—	1.85	0.12

	$0.69	$1.54	$0.44

Diluted income available to common shares per share from:
Continuing operations	$0.65	$(0.31)	$0.32
Discontinued operations	—	1.85	0.12

	$0.65	$1.54	$0.44

Weighted average shares outstanding:
Basic	14,213	9,571	9,338
Diluted	15,140	9,571	9,347

Statement of Comprehensive Income
Net income	$10,595	$15,420	$4,642
Foreign currency translation adjustments and other	(8,080)	2,885	2,360

Comprehensive income	$2,515	$18,305	$7,002

See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Restated)

							Accumulated
	Preferred	Preferred	Common	Common	Additional		Other	Treasury		Total
	Stock	Stock	Stock	Stock	Paid-in	Retained	Comprehensive	Stock	Deferred	Stockholders’
	(Shares)	($)	(Shares)	($)	Capital	Earnings	Income (loss)	($)	Compensation	Equity
Balance at December 31, 2002 as reported	197	$197	10,059	$1,572	$30,510	$(1,864)	$2,140	$(2,534)	—	$30,021
Adjustment due to foreign exchange	—	—	—	—	—	2,669	(2,669)	—	—	—

Balance as restated at December 31, 2002	197	197	10,059	1,572	30,510	805	(529)	(2,534)	—	30,021
Cash payment of preferred dividends	—	—	—	—	—	(500)	—	—	—	(500)
Issuance of preferred stock	123	123	—	—	2,952		—	—	—	3,075
Net income	—	—	—	—	—	4,642	—	—	—	4,642
Change in fair value of available-for-sale securities	—	—	—	—	—	—	8	—	—	8
Foreign currency translation adjustment	—	—	—	—	—	—	2,322	—	—	2,322
Losses reclassified to net income	—	—	—	—	—	—	30	—	—	30

Balance at December 31, 2003, as restated	320	320	10,059	1,572	33,462	4,947	1,831	(2,534)	—	39,598
Cash payment of preferred dividends	—	—	—	—	—	(714)	—	—	—	(714)
Issuance of stock options for professional services	—	—	—	—	58	—	—	—	—	58
Conversion of preferred stock	(166)	(166)	1,037	162	4	—	—	—	—	—
Conversion of convertible debenture	—	—	100	16	659	—	—	—	—	675
Exercise of stock options	—	—	528	82	2,228	—	—	—	—	2,310
Tax benefit from exercise of stock options	—	—	—	—	1,113	—	—	—	—	1,113
Net income	—	—	—	—	—	15,420	—	—	—	15,420
Foreign currency translation adjustment	—	—	—	—	—	—	2,885	—	—	2,885

Balance at December 31, 2004, as restated	154	154	11,724	1,832	37,524	19,653	4,716	(2,534)	—	61,345
Cash payment of preferred dividends	—	—	—	—	—	(186)	—	—	—	(186)
Conversion of preferred stock	(82)	(82)	512	80	2	—	—	—	—	—
Conversion of notes payable	—	—	915	143	6,270	—	—	—	—	6,413
Conversion of convertible debenture	—	—	100	16	659	—	—	—	—	675
Issuance of common stock, net of issuance costs	—	—	2,244	350	55,568	—	—	—	—	55,918
Exercise of stock options	—	—	493	77	2,475	—	—	—	—	2,552
Issuance of warrants	—	—	—	—	60	—	—	—	—	60
Tax benefit of stock option exercises	—	—	—	—	2,557	—	—	—	—	2,557
Exercise of warrants	—	—	20	3	107	—	—	—	—	110
Common shares issued in payment of preferred dividends	—	—	20	3	495	(498)	—	—	—	—
Issuance of restricted stock	—	—	115	18	2,284	—	—	—	(2,302)	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	400	400
Net income	—	—	—	—	—	10,595	—	—	—	10,595
Foreign currency translation adjustment	—	—	—	—	—	—	(8,080)	—	—	(8,080)

Balance at December 31, 2005, as restated	72	$72	16,143	$2,522	$108,001	$29,564	$(3,364)	$(2,534)	$(1,902)	$132,359

See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net Income	$10,595	$15,420	$4,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,245	4,110	3,476
Amortization of deferred debt issuance cost	—	383	—
Impairment of oil and natural gas properties	110	—	171
Dry hole and abandonment costs	1,738	—	—
Deferred income taxes	93	2,556	641
Unrealized (gain) losses on commodity derivatives	—	(1,159)	123
Gain on sale of properties and equipment	(12)	(28,552)	120
Equity in (earnings) loss of unconsolidated investments	(222)	18	(22)
Stock-based compensation	400	58	—
Gain/(loss) on sale of marketable securities	—	20	41
Change in operating assets and liabilities, net of acquisition
(Increase) decrease in accounts and notes receivables	(4,304)	(520)	525
(Increase) decrease in income taxes receivable	(4,453)	—	512
(Increase) decrease in other assets	(9,740)	(931)	(77)
Increase (decrease) in accounts payable and accrued liabilities	7,934	4,114	389
Increase (decrease) in income taxes payable	(685)	780	813

Net cash provided by (used in) operating activities	6,699	(3,703)	11,354

Cash flows from investing activities:
Expenditures for property and equipment	(57,000)	(15,385)	(4,442)
Net cash for acquisitions	(8,751)	—	—
Proceeds from the sale of properties and equipment, net of transaction costs	29	42,125	424
Distributions from unconsolidated entities	191	255	—
Purchase of short-term investments	(40,000)	—	—
Proceeds from sale of marketable securities	—	—	46
Investments in unconsolidated subsidiaries	(754)	(1,210)	—

Net cash provided by (used in) investing activities	(106,285)	25,785	(3,972)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit arrangements	4,963	(28,779)	(4,444)
Exercise of stock options	2,552	2,310	—
Exercise of warrants	170	—	—
Proceeds from issuance of common stock, net of issuance cost of $3,940	55,918	—	—
Issuance of preferred stock	—		3,075
Proceeds from issuance of notes payable	86,250	7,500	—
Payment of preferred dividends	(186)	(714)	(500)

Net cash provided by (used in) financing activities	149,667	(19,683)	(1,869)

Net increase in cash and cash equivalents	50,081	2,399	5,513
Effects of foreign currency translation on cash and cash equivalents	(1,945)	(241)	(3,670)
Cash and cash equivalents, beginning of year	4,977	2,819	976

Cash and cash equivalents, end of year	$53,113	$4,977	$2,819

Supplemental disclosures:
Cash paid during the period for interest, net of interest capitalization	$—	$1,304	$1,255
Cash paid during the period for income taxes	$2,690	$5,250	$629
Non-cash investing and financing activities
Conversion of preferred stock to common stock	82	166	—
Conversion of notes payable to common stock	6,413	—	—
Conversion of convertible debentures to common stock	675	675	—
Common shares issued for preferred dividends	498	—	—
See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)
NOTE 1 — DESCRIPTION OF BUSINESS
     Toreador Resources Corporation (“Toreador”) is an independent energy company engaged in foreign and domestic oil and natural gas exploration, development, production, leasing and acquisition activities. The accompanying consolidated financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States.
     BASIS OF PRESENTATION
     Toreador consolidates all of its majority-owned subsidiaries (collectively, “we,” “us,” “our,” or the “Company”). All intercompany accounts and transactions are eliminated in consolidation. We account for our investments in entities in which we hold less than a majority interest under the equity method.
     In January 2004, we sold our U.S. mineral and royalty assets to Black Stone Acquisitions Partners I, L.P. (“Royalty Sale”). We retained all of our working-interest properties. From the approximate $45.0 million cash consideration ($41.9 million net of transaction costs) that we received, we discharged our outstanding credit facilities. The financial results for those assets sold are classified as discontinued operations in the accompanying financial statements. See further discussion in Note 16 to the consolidated financial statements.
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
          The Company’s estimates of crude oil and natural gas reserves are the most significant estimates used. All of the reserve data in the Form 10-K for the year ended December 31, 2005 and this Form 10-K/A are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas. There are numerous uncertainties inherent in estimating quantities of proved crude oil and natural gas reserves. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may be different from the quantities of crude oil and natural gas that are ultimately recovered.
          Other items subject to estimates and assumptions include the carrying amounts of oil and natural gas properties, goodwill, asset retirement obligations and deferred income tax assets. Actual results could differ significantly from those estimates.
     CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
     Cash and cash equivalents include cash on hand, amounts due from banks and all highly liquid investments with original maturities of three months or less. We maintain our cash in bank deposit accounts, substantially all of which exceeds federally insured limits. We have not experienced any losses in such accounts.

TOREADOR RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     As of December 31, 2005 we had $40 million in time deposits bearing interest at 2.87% and maturing on April 7, 2006 that are included in short-term investments. Included in the cash balance at December 31, 2005 is $306,000 of restricted cash in France.
     As of December 31, 2005 and 2004 we had $6.5 million and $4.4 million, respectively, on deposit in foreign banks.
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
     FINANCIAL INSTRUMENTS
     The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, marketable securities, accounts payable and accrued liabilities approximate fair value, at December 31, 2005 and 2004, due to the short-term nature or maturity of the instruments.
     Long-term debt approximated fair value based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same maturities.
     On December 31, 2005 the convertible subordinate notes which had a book value of $86.25 million, were trading at $84.50, which would equal a fair market value of approximately $72.9 million. On December 31, 2004 the convertible subordinated notes which had a net book value of $7.5 million and were convertible into 914,634 shares and had a fair value of $20 million based on the market price of our common stock.
     DERIVATIVE FINANCIAL INSTRUMENTS
     We use various swap and option contracts to (i) reduce the effect of the volatility of price changes on the commodities we produce and sell; and (ii) support our annual capital budgeting and expenditure plans. In order to accomplish this objective, we periodically enter into oil and natural gas swap and option agreements that fix the price of oil and natural gas sales within ranges determined acceptable at the time we execute the contracts. We may also, from time to time, enter into hedges of foreign currency. Losses from these financial instruments totaled $63,000 in 2004. We did not enter into any commodity or foreign currency hedges in 2005.
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
     INVENTORIES
     At December 31, 2005 and 2004, other current assets included $951,000, and $530,000 of inventory, respectively. Those amounts consist of tubular goods and crude oil held in storage tanks. Inventories are stated at the lower of actual cost or market based on the average cost method.

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
     We capitalize interest on major projects that require an extended period of time to complete. Interest capitalized in 2005, 2004 and 2003 was $1,434,000, $432,000, and $286,000, respectively.
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
     IMPAIRMENT OF ASSETS
     We evaluate producing property costs for impairment and reduce such costs to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). We assess impairment of non-producing leasehold costs and undeveloped mineral and royalty interests periodically on a property-by-property basis. We charge any impairment in value to expense in the period incurred. We incurred impairment losses on our United States oil and natural gas producing properties of $110,000 in 2005, zero in 2004, and $171,000 in 2003.

TOREADOR RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     ASSET RETIREMENT OBLIGATIONS
     We account for our asset retirement obligations in accordance with Statement No. 143, “Accounting for Asset Retirement Obligations” (“Statement 143”), which requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss upon settlement.
     The following table summarizes the changes in our asset retirement liability during the years ended December 31, 2005 and 2004:

	2005	2004
	Restated
	(in thousands)
Asset retirement obligation January 1	$3,291	$2,896
Asset retirement accretion expense	204	156
Foreign currency exchange gain (loss)	(407)	316
Property additions	542	63
Property dispositions	—	(140)

Asset retirement obligation at December 31	$3,630	$3,291

     GOODWILL
          We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Under Statement 142, goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives.
          We review annually the value of goodwill recorded or more frequently if impairment indicators arise. We recognized no goodwill impairment during 2005 or 2004. Goodwill was reduced by $1.5 million and $1.6 million in 2004 and 2005, respectively, for a corresponding reduction in deferred tax liabilities which resulted from the recognition of prior Madison Oil Company net operating losses that were reserved at the date of acquisition. Goodwill was also adjusted for $211,000 in 2005 for the foreign currency translation loss adjustment. The balance of goodwill at December 31, 2005 is approximately $4.2 million.
     REVENUE RECOGNITION
     Our French crude oil production accounts for the majority of our sales. We sell our French crude oil to Elf Antar France S.A. (“ELF”), and recognize the related revenues when the production is delivered to ELF’s refinery, typically via truck. At the time of delivery to the plant, title to the crude oil transfers to ELF. The terms of the contract with ELF state that the price received for oil sold will be the arithmetic mean of all average daily quotations of Dated Brent published in Platt’s Oil Market Wire for the month of production less a specified differential per barrel. The pricing of oil sales is done on the first day of the month following the month of production. In accordance with the terms of the contract, payment is made within six working days of the date of issue of the invoice. The contract with ELF is automatically extended for a period of one year unless either party cancels it in

TOREADOR RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
writing no later than six months prior to the beginning of the next year. We periodically review ELF’s payment timing to ensure that receivables from ELF for crude oil sales are collectible. In 2005, 2004 and 2003 sales to ELF represents approximately 66%, 63% and 55%, respectively, of the Company’s total revenue.
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
     STOCK-BASED COMPENSATION
     Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), encourages, but does not require, the adoption of a fair value-based method of accounting for employee stock-based compensation transactions. We have elected to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), and related interpretations, in accounting for our employee stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of our stock at the date of the grant above the amount an employee must pay to acquire the stock.
     Had compensation costs for employees under our two stock-based compensation plans been determined based on the fair value at the grant dates under those plans consistent with the method proscribed by Statement 123, our net income (loss) and earnings (loss) available to common shares per share would have been reduced to the pro forma amounts listed below:

	For the Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
	(in thousands, except per share data)
Income available to common shares, as reported	$9,911	$14,706	$4,142
Basic earnings available to common shares per share reported	0.69	1.54	0.44
Diluted earnings available to common shares per share reported	0.65	1.54	0.44
Pro-forma stock-based compensation costs under the fair value method, net of related tax	82	833	23
Pro-forma income available to common shares, as under the fair-value method	9,829	13,873	4,119
Pro-forma basic earnings available to common shares per share under the fair value method	$0.69	$1.45	$0.44
Pro-forma diluted earnings available to common shares per share under the fair value method	0.65	1,45	0.44

TOREADOR RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended December 31,
	2005	2004	2003
Dividend yield per share	—	—	—
Volatility	70.9%	44%	42%
Risk-free interest rate	4.0%	4.58%	2.8%
Expected lives	5 years	3 years	10 years
     FOREIGN CURRENCY TRANSLATION
     The functional currency of the countries in which we operate is the U.S. dollar in the United States, Turkey, Romania and Hungary and the Euro in France. Gains and losses resulting from the translations of Euros into U.S. dollars are included in other comprehensive income for the current period. Gains and losses resulting from the translations of the New Turkish Lira in Turkey, the Lei in Romania and the Forint in Hungary are included in income available to common shares for the current period. We periodically review the operations of our entities to ensure the functional currency of each entity is the currency of the primary economic environment in which we operate.
     INCOME TAXES
     We are subject to income taxes in the United States, France, Turkey, Hungary and Romania. The current provision for taxes on income consists primarily of income taxes based on the tax laws and rates of the countries in which operations were conducted during the periods presented. We compute our provision for deferred income taxes using the liability method. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are measured using the enacted tax rates and laws. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to reduce the future tax benefits to the amount, based on available evidence it is more likely than not deferred tax assets will be realized. Goodwill was reduced by $1.5 million and $1.6 million in 2004 and 2005, respectively, for a corresponding reduction in deferred tax liabilities which resulted from the recognition of prior Madison Oil Company net operating losses. At the end of 2003, we made a commitment to be fully reinvested in our international subsidiaries. Accordingly, in 2003, we reversed the deferred tax liability originally booked as a result of the acquisition of Madison Oil Company in the amount of $2.4 million. This amount represented deferred income taxes applicable to undistributed earnings of Madison Oil Company at the time of the acquisition.
     NEW ACCOUNTING PRONOUNCEMENTS
     SFAS No. 157, Fair Value Measurement, (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requirement for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating this statement and have not yet determined the impact of such on our financial statements. We plan to adopt this statement when required at the start of our fiscal year beginning January 1, 2008.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and focuses on accounting for share-based payments for services provided by employee to employer. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation over the service period. The statement does not require a certain type of valuation model, and either a binomial or Black-Scholes model may be used. During the first quarter of 2005, the Securities and Exchange Commission (SEC) approved a new rule for public companies to delay the adoption of this standard. In April 2005, the SEC took further action to amend Regulation S-X to state that the provisions of SFAS No. 123(R) will be effective beginning with the first annual or interim reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005 for all non-small business issuers. SFAS 123(R) permits public companies to adopt its requirements using one of two methods: a “modified-prospective” method or a “modified-retrospective” method. The Company plans to adopt SFAS 123(R) using the modified-prospective method under which it will record compensation expense for all share-based awards that vest or are granted after the effective date. The adoption of SFAS No. 123(R) will reduce our operating results approximately $80,000 a year for 2006 and 2007, but will not impact our future cash flows.
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
     FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) in the year of adoption. We are currently evaluating the statement and have not yet determined the impact of such on our financial statements.
     On February 16, 2006, the FASB issued Statement 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140.” The statement amends Statement 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative and provides additional guidance on the applicability of Statement 133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year that begins after September 16, 2006. We are currently evaluating the impact this new standard will have on the Company.
     In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation in the period in which it is incurred if the liability’s fair value can be reasonably estimated. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Conditional Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our financial position, results of operations or cash flows.
     On December 16, 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“ SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. We do not anticipate the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.
     SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). In September 2006, the Securities and Exchange Commission (SEC) provided guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes a dual approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We currently apply the dual approach to evaluate our misstatements and do not expect our adoption of this statement to effect our future financial reporting.
     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus that mineral rights, as defined in EITF Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets,” are tangible assets and that they should be removed as examples of intangible assets in SFAS Nos. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The Financial Accounting Standards Board (“FASB”) has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Positions (“FSP”) Nos. FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and EITF Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets.” In addition, FSP FAS 142-2, “Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil- and Gas-Producing Entities” confirms that SFAS No. 142 does not change the balance sheet classification or disclosures of mineral rights of oil and gas producing enterprises. Historically, we have included the costs of such mineral rights as tangible assets, which is consistent with the EITF’s consensus. As such, EITF 04-2 and the related FSPs have not affected our consolidated financial statements.

TOREADOR RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     On February 6, 2006, the FASB issued Statement 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140.” The statement amends Statement 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional guidance on the applicability of Statement 133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year that begins after September 16, 2006. As of December 31, 2005 the Company has not entered into nor do we expect to enter into any agreements that would be subject to this Statement.
NOTE 3 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In August 2006, the Company’s management and the audit committee determined that the Company should restate its financial statements for the quarter ended March 31, 2006, and on September 7, 2006, the management and audit committee of Toreador determined that the Company should restate its consolidated financial statements as of and for the year ended December 31, 2005, and its consolidated financial statements for the quarter ended June 30, 2006.
On November 16, 2006, Toreador’s management and the chairman of the audit committee determined that Toreador should also restate its consolidated financial statements as of and for the years ended 2003 and 2004. The restatements are due to various errors that were discovered during and in conjunction with the audit of the restatements for the year ended December 31, 2005.
The accompanying consolidated balance sheet as of December 31, 2005 and 2004 and related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 have been restated. Beginning retained earnings as of January 1, 2003 was restated to reflect to revise the Company’s foreign currency accounting under financial accounting standards No. 52 Foreign Currency Translation. The significant adjustments are as follows:
Capitalization of Interest
We determined that the costs incurred in connection with the development program in offshore Turkey met the definition of a qualifying asset, as defined, and satisfied the three conditions for capitalization outlined Statement of Financial Accounting Standards No. 34, as amended, Capitalization of Interest Cost. Previously, we had not capitalized any interest related to development costs incurred. These adjustments reduce interest expense and increase capitalized oil and gas properties on the consolidated balance sheet. For the years ended December 31, 2005, 2004 and 2003 the pre-tax adjustment was $1.43 million, $432,000, and $286,000 respectively.
Insurance Claim Adjustments
In 2005 two separate, significant property loss incidents occurred in offshore Turkey in the Black Sea, which resulted in the loss of two caissons and three wells. Both of these instances were insured. In December 2005, the Company received notice that the insurance company had reserved $10.6 million, net to the Company, for potential payment of these claims. As of December 31, 2005, the net book value of the wells and caissons was $11.1 million. The Company initially recorded the expected insurance recovery of $10.6 million as a receivable and reduced oil and gas properties and expensed the difference between the book value of the wells and caissons of $569,000 as a loss on involuntary conversions. The Company subsequently concluded that under successful efforts accounting these were development wells and the costs associated with the lost wells and caissons, as well as the costs to re-drill the wells, should be capitalized and no gain or loss recorded. As a result, oil and gas properties were increased $11.1 million, the insurance receivable was decreased $10.6 million and $569,000 was credited to income. The oil and gas properties including the $11.1 million were assessed for possible impairment in accordance with the Company’s impairment policies and no impairment was deemed necessary. Future insurance recoveries from these losses, if any, will be recorded as reductions of oil and gas properties.
Foreign Currency
The Company follows Statement of Financial Accounting Standards No. 52 Foreign Currency Translation (SFAS 52) to translate the functional currency financial statements of the foreign subsidiaries to the reporting currency for consolidation purposes. During the process of performing these calculations, the Company determined that they had errors in the formulas used to calculate these adjustments that resulted in conversions being incorrectly computed. In addition, the Company incorrectly recorded certain foreign currency transactions in other comprehensive income that should have been recorded as foreign currency transaction gain and losses. Finally, the Company incorrectly used the Turkish Lira as their functional currency instead of the US dollar under the criteria of SFAS 52.
Depletion, Depreciation and Amortization (DD&A)
The Company follows the successful efforts method to account for oil and gas properties. Under the successful efforts method, both proved property acquisition costs and proved property well development costs are amortized on a unit-of-production basis as the related proved reserves are produced. Proved property acquisition costs are required to be depleted over the total proved reserves, while costs of wells and related equipment and facility are to be depleted over the proved developed reserves. Depletion may be computed separately for each property or alternatively the properties may be aggregated on the basis of common geological features or stratigraphic condition. The Company was not properly segregating acquisition costs and well development costs. In addition, the Company did not properly value the salvage value for the oil and gas properties.
Write-off of deferred loan costs
In 2002, the Company obtained a loan from a bank related to the acquisition of Madison Energy France. In 2003, the Company incurred additional loan fees of Euro 644,000 (approximately $809,000) related to the loan. These costs were capitalized in other assets as deferred loan costs. Subsequently, the loan was paid-off but the deferred loan costs were not properly expensed.
Seismic costs
SFAS No. 19, (as amended) Financial Accounting and Reporting by Oil and Gas Producing Companies requires the costs of geological and geophysical costs to be expensed when incurred. The Company had improperly capitalized certain seismic costs that should have been expensed as incurred.
Unaccrued payroll and other costs
The Company had not properly accrued payroll and other costs.
Asset Retirement Obligations
In 2004, the Company evaluated its Asset Retirement Obligations (ARO) under Statement No. 143 “Accounting for Asset Retirement Obligations” and determined that they had under estimated the required ARO by $1.0 million.
Below are restated financial statements that present the previously reported balance, the restatement adjustments and the restated balance.

Income Statement Impact of Restatement for the Year Ended December 31, 2005 (In thousands)

	Income Statement Impact of Restatement for the Year Ended December 31, 2005
	As		Insurance	Foreign		Other	Total
	Previously	Capitalization	Claim	Currency		Adjustments/	Restatement	As
	Reported	of Interest	Adjustments	Translations	DD&A	Reclassifications	Adjustments	Restated
Revenue
Oil and natural gas sales	$30,856	$—	$—	$—	$—	$261	$261	$31,117
Loss on commodity derivatives	—	—	—	—	—	—	—	—
Lease bonuses and rentals	—	—	—	—	—	—	—	—

Total Revenues	30,856	—	—	—	—	261	261	31,117
Operating costs and expenses
Lease operating expenses	9,111	—	—	(913)	—	—	(913)	8,198
Exploration expense	2,830	—	—	—	—	110	110	2,940
Dry hole and abandonment	1,739	—	—	(1)	—	—	(1)	1,738
Depreciation, depletion and amortization	4,243	—	—	—	1,002	—	1,002	5,245
Loss on involuntary conversion of assets	569	—	(569)	—	—	—	(569)	—
Impairment of oil and natural gas properties	—	—	—	—	—	110	110	110
General and administrative	6,818	—	—	50	—	(188)	(138)	6,680

Total Operating costs and expenses	25,310	—	(569)	(864)	1,002	32	(399)	24,911
Operating Income	5,546	—	569	864	(1,002)	229	660	6,206
Other Income (expense)
Equity earnings (loss) of unconsolidated investments	222	—	—	—	—	—	—	222
Gain (loss) on sale of properties and other assets	12	—	—	—	—	—	—	12
Foreign Currency exchange gain	148	—	—	2,238	—	—	2,238	2,386
Interest and other income	1,706	—	—	—	—	(299)	(299)	1,407
Interest expense	(1,632)	1,434	—	—	—	198	1,632	—

Total other income (expense)	456	1,434	—	2,238	—	(101)	3,571	4,027
Income from continuing operations before income taxes	6,002	1,434	569	3,102	(1,002)	128	4,231	10,233
Income Tax Benefit	1,659	—	—	—	—	(1,344)	(1,344)	315

Income from Continuing Operations	7,661	1,434	569	3,102	(1,002)	(1,216)	2,887	10,548
Income from Discontinued Operations, net of tax	47	—	—	—	—	—	—	47

Net Income	7,708	1,434	569	3,102	(1,002)	(1,216)	2,887	10,595
Preferred dividends	(684)	—	—	—	—	—	—	(684)

Income available to common shares	$7,024	$1,434	$569	$3,102	$(1,002)	$(1,216)	$2,887	$9,911

Basic income available to common shares per share from
Continuing Operations	$0.49							$0.69
Discontinued Operations	—							—

	$0.49							$0.69

Diluted income available to common shares per share from
Continuing Operations	$0.47							$0.65
Discontinued Operations	—							—

	$0.47							$0.65

Weighted average shares outstanding:
Basic	14,274							14,213
Diluted	15,207							15,140

Income Statement Impact of Restatement for the Year Ended December 31, 2004

	Income Statement Impact of Restatement for the Year Ended December 31, 2004
	As		Write off	Foreign	Unaccrued		Other	Total
	Previously	Capitalization	Seismic	Currency	Payroll and		Adjustments/	Restatement	As
	Reported	of Interest	Cost	Translations	Other Costs	DD&A	Restatements	Adjustments	Restated
Revenue
Oil and natural gas sales	$22,336	$—	$—	$—	$—	$—	$—	$—	$22,336
Loss on commodity derivatives	(1,322)	—	—	—	—	—	—	—	(1,322)
Lease bonuses and rentals	14	—	—	—	—	—	—	—	14

Total Revenues	21,028	—	—	—	—	—	—	—	21,028
Operating costs and expenses
Lease operating expenses	6,873	—	—	526	—	—	—	526	7,399
Exploration expense	3,402	—	929	217	—	—	(18)	1,128	4,530
Dry hole and abandonment	—	—	—	—	—	—	—	—	—
Depreciation, depletion and amortization	3,538	—	—	—	—	496	76	572	4,110
Loss on involuntary conversion of assets	—	—	—	—	—	—	—	—	—
Impairment of oil and natural gas properties	—	—	—	—	—	—	—	—	—
General and administrative	5,646	—	—	—	1,485	—	332	1,817	7,463

Total Operating costs and expenses	19,459	—	929	743	1,485	496	390	4,043	23,502
Operating Income (loss)	1,569	—	(929)	(743)	(1,485)	(496)	(390)	(4,043)	(2,474)
Other Income (expense)
Equity earnings (loss) of unconsolidated investments	(18)	—	—	—	—	—	—	—	(18)
Gain (loss) on sale of properties and other assets	(336)	—	—	—	—	—	177	177	(159)
Foreign currency exchange gain	3,904	—		(3,777)	—	—	—	(3,777)	127
Interest and other income	396	—	—	—	—	—	119	119	515
Interest expense	(1,611)	432	—	—	—	—	(235)	197	(1,414)

Total other income (expense)	2,335	432	—	(3,777)	—	—	61	(3,284)	(949)
Income from continuing operations before income taxes	3,904	432	(929)	(4,520)	(1,485)	(496)	(329)	(7,327)	(3,423)
Income tax benefit	3,576	—	—	—	—	—	(2,423)	(2,423)	1,153

Income from continuing operations	7,480	432	(929)	(4,520)	(1,485)	(496)	(2,752)	(9,750)	(2,270)
Income from discontinued operations, net of tax	17,539	—	—	—	—	—	151	151	17,690

Net income	25,019	432	(929)	(4,520)	(1,485)	(496)	(2,601)	(9,599)	15,420
Preferred dividends	(714)	—	—	—	—	—	—	—	(714)

Income available to common shares	$24,305	$432	$(929)	$(4,520)	$(1,485)	$(496)	$(2,601)	$(9,599)	$14,706

Basic income available to common shares per share from
Continuing operations	$0.71								$(0.31)
Discontinued operations	1.83								1.85

	$2.54								$1.54

Diluted income available to common shares per share from
Continuing operations	$0.60								$(0.31)
Discontinued operations	1.37								1.85

	$1.97								$1.54

Weighted average shares outstanding:
Basic	9,571								9,571
Diluted	12,817								9,571

Income Statement Impact of Restatement for the Year Ended December 31, 2003 (In thousands)

	Income Statement Impact of Restatement for the Year Ended December 31, 2003
	As		Foreign		Write-off	Other	Total
	Previously	Capitalization	Currency		of Deferred	Adjustments/	Restatement	As
	Reported	of Interest	Translations	DD&A	Loan Costs	Reclassifications	Adjustments	Restated
Revenue
Oil and natural gas sales	$17,845	$—	$—	$—	$—	$(847)	$(847)	$16,998
Loss on commodity derivatives	(1,017)	—	—	—	—	241	241	(776)
Lease bonuses and rentals	18	—	—	—	—	—	—	18

Total Revenues	16,846	—	—	—	—	(606)	(606)	16,240
Operating costs and expenses
Lease operating expenses	6,651	—	—	—	—	(431)	(431)	6,220
Exploration expense	2,411	—	—	—	—	(59)	(59)	2,352
Dry hole and abandonment	—	—	—	—	—	—	—	—
Depreciation, depletion and amortization	3,246	—	(29)	259	—	—	230	3,476
Loss on involuntary conversion of assets	—	—	—	—	—	—	—	—
Impairment of oil and natural gas properties	171	—	—	—	—	—	—	171
General and administrative	3,494	—	—	—	—	263	263	3,757

Total Operating costs and expenses	15,973	—	(29)	259	—	(227)	3	15,976
Operating Income	873	—	29	(259)	—	(379)	(609)	264
Other Income (expense)
Equity earnings (loss) of unconsolidate investments	22	—	—	—	—	—	—	22
Gain (loss) on sale of properties and other assets	80	—	—	—	—	40	40	120
Foreign Currency exchange gain	979	—	2,829	—	—		2,829	3,808
Interest and other income	173	—	121	—	—	—	121	294
Interest expense	(1,193)	286	—	—	(809)	65	(458)	(1,651)

Total other income (expense)	61	286	2,950	—	(809)	105	2,532	2,593
Income from continuing operations before income taxes	934	286	2,979	(259)	(809)	(274)	1,923	2,857
Income Tax Benefit	266	—	—	—	—	337	337	603

Income from Continuing Operations	1,200	286	2,979	(259)	(809)	63	2,260	3,460
Income from Discontinued Operations, net of tax	1,182	—	—	—	—	—	—	1,182

Net Income	2,382	286	2,979	(259)	(809)	63	2,260	4,642
Preferred dividends	(500)	—	—	—	—	—	—	(500)

Income available to common shares	$1,882	$286	$2,979	$(259)	$(809)	$63	$2,260	$4,142

Basic income available to common shares per share from Continuing Operations	$0.07							$0.32
Discontinued Operations	0.13							0.12

	$0.20							$0.44

Diluted income available to common shares per share from Continuing Operations	$0.07							$0.32
Discontinued Operations	0.13							0.12

	$0.20							$0.44

Weighted average shares outstanding:
Basic	9,338							9,338
Diluted	9,347							9,347

Balance Sheet Impact of Restatement as of December 31, 2005 (In thousands)

	As		Insurance	Foreign		Other	Total
	Previously	Capitalization	Claim	Currency		Adjustments /	Restatement	As
	Reported	of Interest	Adjustments	Translations	DD & A	Reclassifications	Adjustments	Restated
Assets
Cash and cash equivalents	$52,507	$—		$300	$—	$306	$606	$53,113
Accounts and notes receivable	18,506	—	(10,600)	256	—	—	(10,344)	8,162
Income taxes receivable	4,736	—	—	—	—	(283)	(283)	4,453
Other	3,243	—	—	—	—	3,294	3,294	6,537
Oil & Gas properties, net, using successful efforts method of accounting	134,035	1,434	11,100	(155)	(1,141)	(7,115)	4,123	138,158
Goodwill	2,487	—	—	—	—	1,708	1,708	4,195
Other assets	5,415	—	—	—	—	(470)	(470)	4,945

Liabilities
Accounts payable & accrued liabilities	22,479	—	—	(130)	—	(3,101)	(3,231)	19,248
Long-term accrued liabilities	1,043	—	—	—	—	367	367	1,410
Long-term asset retirement obligations	2,225	—				1,405	1,405	3,630

Deferred income tax liabilities	10,221	—	—	(1,005)	—	2,983	1,978	12,199

Shareholder’s Equity					—
Retained earnings	31,346	—	—	—	—	(1,782)	(1,782)	29,564
Accumulated other comprehensive income (loss)	(3,261)	—	—	—	—	(103)	(103)	(3,364)

(1)	Other adjustments and reclassifications primarily relate to carried over adjustments from prior period restatements and the following year 2005 adjustments:

—	Reclassification of advances paid to vendors incorrectly recorded as additions to oil and gas properties totaling approximately $3.2 million

—	Adjustment to reduce oil & gas properties cost for the amounts to be invoices to JIB partners totaling approximately $3.4 million

—	Adjustment for under estimation of asset retirement obligation totaling approximately $1.4 million

Balance Sheet Impact of Restatement as of December 31, 2004

	As		Foreign		Asset	Other	Total
	Previously	Capitalization	Currency		Retirement	Adjustments /	Restatement	As
	Reported	of Interest	Translations	DD & A	Obligations	Reclassifications	Adjustments	Restated
Assets
Accounts and notes receivable	$3,230	$—	$—	$—	$—	$620	$620	$3,850
Oil & Gas properties, net, using successful efforts method of accounting	79,667	718	(985)	(647)	1,015	2,626	2,727	82,394
Investments in unconsolidated entities	1,467	—	—	—	—	(1)	(1)	1,466
Goodwill	2,487	—	7	—	—	3,485	3,492	5,979
Other assets	1,659	—	—	—	—	(334)	(334)	1,325

Liabilities
Accounts payable & accrued liabilities	6,634	—	—	—	—	4,478	4,478	11,112
Income taxes payables	1,633	—	—	—	—	(40)	(40)	1,593
Long-term asset retirement obligations	2,331	—	—	—	960	—	960	3,291

Deferred income tax liabilities	10,660	—	(960)	—	—	3,979	3,019	13,679

Shareholder’s Equity				—	—	—
Additional paid-in capital	37,523	—	—		—	1	1	37,524
Retained earnings	24,323	—	(3,277)	(731)	—	(662)	(4,670)	19,653

Accumulated other comprehensive income	1,960	—	2,756	—	—	—	2,756	4,716

(2)	Other adjustments and reclassifications primarily relate to the following periods and year 2004 adjustments:

Prior periods
	—	Reversal of deferred tax liability relating to acquisition of properties incorrectly adjusted to goodwill totalling approximately $2.4 million
	—	Adjustment for payment of pre-acquisition contingencies incorrectly recorded as additions to oil and gas properties totaling approximately $1.6 million
	—	Adjustment to correctly record deferred tax liability totalling approximately $2.6 million
Year 2004
	—	Reclassification of advances received from join interest billing (JIB) partners to accounts payable incorrectly recorded as additions to oil and gas properties totaling approximately $3.7 million
	—	Adjustment to correctly record deferred tax liability totaling approximately $1.6 million

Cumulative Impact of Restatement on Retained Earnings (In thousands)

				Cumulative
				Adjustments
	Year Ended	Year Ended	Year Ended	as of
	December 31,	December 31,	December 31,	December 31,
	2003	2004	2005	2005
Retained earnings, as previously reported	$18	$24,323	$31,346
Restatement adjustments for:
Capitalization of Interest	286	432	1,434	$2,152
Write-off Seismic Cost	—	(929)	—	(929)
Unaccrued Payroll and Other Cost	—	(1,485)	—	(1,485)
Insurance Claim Adjustment	—	—	569	569
Foreign Currency Translations	2,979	(4,520)	3,102	1,561
DD&A	(259)	(496)	(1,002)	(1,757)
Write-off of Deferred Loan Costs	(809)		—	(809)
Other, net	(274)	(178)	129	(323)

Total impact of restatement adjustments before income taxes	1,923	(7,176)	4,232	(1,021)
Benefit (provision) for income taxes	337	(2,423)	(1,344)	(3,430)

Net effect of adjustments on income statement	2,260	(9,599)	2,888	(4,451)
Restatement of beginning retained earnings	2,669	—	—	2,669

	4,929	(9,599)	2,888	$(1,782)

Impact of prior period restatement and other stockholders’ equity adjustments	—	4,929	(4,670)

Retained earnings, as restated	$4,947	$19,653	$29,564

Cash flow impact of restatement for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Net cash provided by (used in):
Operating activities
— As previously reported	$9,532	$94	$6,879
— As restated	6,699	(3,703)	11,354
Investing activities
— As previously reported	(68,572)	24,426	(3,241)
— As restated	(106,285)	25,785	(3,972)
Financing activities
— As previously reported	145,501	(20,864)	(1,869)
— As restated	$149,666	$(19,683)	$(1,869)

NOTE 4 — ACQUISITION
     In June 2005, we acquired 100% of Pogo Hungary Ltd., a wholly owned subsidiary of Pogo Producing Company. The primary reasons for the merger were to, (i) expand the diversity of Toreador’s portfolio of oil and natural gas assets to include additional international activities, (ii) to offer a larger, more diverse company to our current and potential investors, and (iii) to combine the talents of both companies’ management to strengthen Toreador’s pre-existing exploration, operating and exploitation capacity. The results of operations are included in our consolidated financial statements effective with the date of acquisition through December 31, 2005. Our results of operations would not have been different than reported and, therefore, we have not provided any pro forma disclosures. The purchase price was approximately $9 million, which was settled in cash and was allocated as follows (in thousands):

Value
Allocated
Cash and other current assets	$254
Plant, property and equipment — materials and supplies inventory	3,141
Non-producing lease cost	5,822
Other assets	259
Accounts payable	(476)

Total purchase price allocation	$9,000

TOREADOR RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 — EARNINGS PER SHARE
     In accordance with the provisions of FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“Statement 128”), basic earnings per share are computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is computed based upon the weighted-average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities.

	Year ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
	(in thousands, except per share data)
Basic earnings per share:
Numerator
Income (loss) from continuing operations, net of income tax	$10,548	$(2,270)	$3,460
Less: dividends on preferred shares	684	714	500

Net income from continuing operations, net of tax	9,864	(2,984)	2,960
Income from discontinued operations, net of tax	47	17,690	1,182

Income available to common shares	$9,911	$14,706	$4,142

Denominator
Common shares outstanding	14,213	9,571	9,338
Basic earnings available to common shares per share from:
Continuing operations	$0.69	$(0.31)	$0.32
Discontinued operations	—	1.85	0.12

Basic income per share	$0.69	$1.54	$0.44

Diluted earnings per share:
Numerator
Income from continuing operations, net of income tax	$10,548	$(2,270)	$3,460
Less: dividends on preferred shares	684	714	500
Add: interest on convertible debentures	73	—	—

Net income from continuing operations, net of tax	9,937	(2,984)	2,960
Income from discontinued operations, net of tax	47	17,690	1,182

	$9,984	$14,706	$4,142

TOREADOR RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2005		2004		2003
	(Restated)		(Restated)		(Restated)
	(in thousands, except per share data)
Denominator
Common shares outstanding	14,213		9,571		9,338
Stock options, restricted stock and warrants	746		—	(2)	9
Conversion of preferred shares	—	(1)	—	(2)	—	(1)
Conversion of 7.85% notes payable	—	(1)	—	(2)	—	(4)
Conversion of 5.0% notes payable	—	(1)	—	(3)	—	(3)
Conversion of debentures	181		—	(2)	—	(1)

Diluted shares outstanding	15,140		9,571		9,347

Diluted earnings available to common shares per share from:
Continuing operations	$0.65		$(0.31)		$0.32
Discontinued operations	—		1.85		0.12

Diluted income per share	$0.65		$1.54		$0.44

Anti-dilutive securities not included above are as follows:
Stock options, restricted stock and warrants	—		523		—
Preferred shares	524		1,997		1,393
7.85% notes payable	43		410		—
Debentures	—		316		320
5% notes payable	552		—		—

(1)	Conversion of these securities would be antidilutive; therefore, there are no dilutive shares.

(2)	Conversion of these securities would be antidilutive in 2004 due to operating losses, therefore, are not included for the calculation of diluted earnings per share in 2004.

(3)	5% Senior Convertible Notes were issued on September 27, 2005.

(4)	7.85% Notes Payable were issued in July 2004 and subsequently exchanged in January 2005
NOTE 6 — ACCOUNTS AND NOTES RECEIVABLE
     Accounts receivable consisted of the following:

	December 31,
	2005	2004
	(Restated)	(Restated)
	(in thousands)
Accrued oil and natural gas sales receivable	$5,608	$3,790
Trade receivables	2,142	27
Other account and note receivables	412	33

	$8,162	$3,850

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

TOREADOR RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — PROPERTIES AND EQUIPMENT
     Oil and Natural Gas Properties consist of the following:

	December 31,
	2005	2004
	Restated
	(in thousands)
Licenses and concessions	$3,272	$3,997
Non-producing leaseholds	65,128	22,127
Producing leaseholds and intangible drilling costs	97,238	85,797
Lease and well equipment	5,617	1,908
Furniture, fixtures and office equipment	2,365	1,517

	173,620	115,346
Accumulated depreciation, depletion and amortization	(35,462)	(32,952)

Total oil and natural gas properties	$138,158	$82,394

     During 2005 we did not sell any material oil and natural gas properties. In 2004, we sold various properties and equipment for $42.1 million, (net of closing costs) resulting in a gain of $28.7 million, before tax.
     The Company capitalizes exploratory well costs until a determination is made that the well has found proved reserves or is deemed noncommercial, in the latter case the well costs are immediately charged to exploration expense.
     The following table reflects the Company’s capitalized exploratory well activity and does not include amounts that were capitalized and subsequently expensed in the same period:

	December 31
	2005	2004
	Restated
	(in thousands)

Capitalized exploratory well cost, beginning of the period	$2,307	$—
Additions to capitalized exploratory well costs pending determination of proved reserves	1,042	2,307
Reclassified to oil and natural gas properties based on determination of proved reserves	(2,307)	—

Capitalized exploratory well costs, end of period	$1,042	$2,307

The following table provides an aging of capitalized exploratory well costs (suspended well costs), as of December 31 of each year, based on the date the drilling was completed:

	December 31
	2005	2004
	Restated
	(in thousands)

Capitalized exploratory well cost that have been capitalized for a period of one year or less	$1,042	$2,307
Capitalized exploratory well cost that have been capitalized for a period greater than one year	—	—

Balance at the end of the period	$1,042	$2,307

NOTE 8 — INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES
     In February 2004, we acquired 45% of ePsolutions. Based in Austin, Texas, ePsolutions is a software and energy services company in the electric industry and deregulated energy markets. ePsolutions is the developer of emPower system, a CIS, EDI and billing solution for energy companies within deregulated energy markets. At December 31,

TOREADOR RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2005 and 2004 our investment in ePsolutions amounted to $1.3 million and $799,000, respectively. For the years ended December 31, 2005 and 2004 we advanced $759,000 and $1.2 million, respectively, and we recorded equity in the loss of ePsolutions of $238,000 in 2005 and a loss of $312,000 in 2004. We received a dividend from ePsolutions of $99,000 in 2004.
     In July 2000, we acquired 35% of EnergyNet.com, Inc. (“EnergyNet”), an Internet based oil and natural gas property auction company. At December 31, 2005 and 2004, our investment in EnergyNet amounted to $832,000 and $554,000, respectively. We recorded equity in the earnings of EnergyNet of $409,000 in 2005, $279,000 in 2004, and $6,500 in 2003. We received a dividend from EnergyNet of $131,250 in 2005 and $131,250 in 2004.
     In April 2000, we acquired a 50% interest in Capstone Royalty, LLC (“Capstone”), a joint venture formed to acquire mineral interests at county auctions in west Texas and develop those interests. Our investment in Capstone amounted to $104,000 and $112,000 at December 31, 2005 and 2004, respectively. We recorded equity in the earnings of Capstone amounting to $51,000 in 2005, $15,000 in 2004 and $15,000 in 2003. We received a distribution of $60,000 in 2005 and $25,000 from Capstone in 2004 and $0 in 2003.
NOTE 9 — LONG-TERM DEBT
     Long-term debt consisted of the following:

	December 31,
	2005	2004
	(Restated)
	(in thousands)
Revolving line of credit with Texas Capital Bank, N.A.	$—	$37
Revolving line of credit with Natexis Banques Populaires	5,000	—
Convertible subordinated notes	86,250	7,500
Convertible debenture — related party	810	1,485

	92,060	9,022
Less: current portion	(810)	(37)

	$91,250	$8,985

     CONVERTIBLE SENIOR NOTES DUE OCTOBER 1, 2025
     On September 27, 2005, we issued $75 million of Convertible Senior Notes due October 1, 2025 (“Notes”) to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The Company also granted the initial purchasers the option to purchase an additional $11.25 million aggregate principal amount of Notes to cover over-allotments. The option was exercised on September 30, 2005. The total principal amount of Notes issued was $86.25 million and total net proceeds were approximately $82.2 million. We incurred approximately $4.1 million of costs associated with the issuance of the Notes; these costs have been recorded in other assets on the balance sheet and are being amortized to interest expense using the effective interest rate method over the term of the Notes. The net proceeds have been and will be used for general corporate purposes, including funding a portion of the Company’s 2005 and 2006 exploration and development activities.
     The Notes bear interest at a rate of 5% per annum and can be converted into common stock at an initial conversion rate of 23.3596 shares of common stock per $1,000 principal amount of Notes, subject to adjustment in an event of a fundamental change, as defined, (equivalent to a conversion price of approximately $42.81 per share). The Company may redeem the Notes, in whole or in part, on or after October 6, 2008, and prior to October 1, 2010, for cash at a redemption price equal to 100% of the principal amount of Notes to be redeemed, plus any accrued and unpaid interest, if the closing price of

TOREADOR RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
its common stock exceeds 130% of the conversion price over a specified period. On or after October 1, 2010, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of Notes to be redeemed, plus any accrued and unpaid interest, irrespective of the price of its common stock. Holders may convert their Notes at any time prior to the close of business on the business day immediately preceding their stated maturity, and holders may, upon the occurrence of certain fundamental changes, and on October 1, 2010, October 1, 2015, and October 1, 2020, require the Company to repurchase all or a portion of their Notes for cash in an amount equal to 100% of the principal amount of such Notes, plus any accrued and unpaid interest.
     REVOLVING LINE OF CREDIT WITH NATIXIS BANQUES POPULAIRES
          On December 23, 2004, we entered into a five-year $15.0 million reserve-based borrowing facility with a French lender to finance the development of our existing French fields, acquisitions of new fields, general working capital and other corporate purposes. The facility bears interest at a floating rate of 2.25-2.75% above LIBOR (6.59% at December 31, 2005) depending on the principal outstanding. The facility is collateralized by certain of our French assets, including contracts relating to our rights and interests in our French fields, our direct and indirect equity interests in certain of our subsidiaries and payments received from the sale of our French production. The Company and certain of its U.S. and French subsidiaries have each guaranteed the obligations under the facility. This facility will require monthly interest payments until December 23, 2009, at which time all unpaid principal and interest are due. We are subject to a commitment fee of one half (1/2) of the applicable margin, 1.25% as of December 31, 2005, on the available and unused facility borrowings. Under the $15.0 million facility, borrowings of approximately $8.0 million are available at December 31, 2005. The $15.0 million facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets, change of control and management, limitations on the distribution of stock dividends and require us to meet certain financial requirements. Specifically, we must maintain an interest cost ratio of not less than 4.00 to 1.00, an indebtedness ratio of not less than 1.00 to 1.00, asset life cover ratio of not less than 1.25 to 1.00, a loan life cover ratio equal to or greater than 1.15 to 1.00 and a debt service coverage ratio equal to or greater than 1.10 to 1.00. As of December 31, 2005, we were in compliance with all covenants.
     REVOLVING LINE OF CREDIT WITH TEXAS CAPITAL BANK, N.A.
          On December 30, 2004, we entered into a five-year $25.0 million reserve-based borrowing facility with Texas Capital Bank, N.A. in order to finance the development and acquisition of oil and natural-gas interests both domestically and internationally and for working capital purposes. The facility bears interest at a rate of prime less 0.5% (6.75% total rate at December 31, 2005) and is collateralized by our domestic working interests. The borrowers under this facility are two of our domestic subsidiaries, and the Company has guaranteed the obligations. At December 31, 2005, we had approximately $3.3 million available for borrowings. The $25.0 million facility requires monthly interest payments until January 1, 2009 at which time all unpaid principal and interest are due. We are subject to a commitment fee of one-half of one percent (1/2 of 1%) as of December 31, 2005, on the available and unused facility borrowings. The $25 million facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets, change of control and management and require us to meet certain financial requirements. Specifically, we must maintain a current ratio of 1.25 to 1.00 (exclusive of amounts due under revolving credit arrangements) and an interest coverage ratio of not less than 3.00 to 1.00. As of December 31, 2005, we were in compliance with all covenants.
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

TOREADOR RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     CONVERTIBLE SUBORDINATED NOTES
     In July 2004, we sold to certain institutional investors pursuant to a private offering $7.5 million aggregate principal amount of 7.85% convertible subordinated notes due June 30, 2009. We used the net proceeds of the offering to accelerate our oil development program in France’s Paris Basin and for general corporate purposes. The 7.85% convertible subordinated notes due June 30, 2009 bore interest at the rate of 7.85% per annum and were convertible into shares of Toreador common stock at a conversion price of $8.20 per share. Toreador had the right to cause the 7.85% notes to be converted on or after February 22, 2005, if the closing price of Toreador’s common stock was greater than $14.35 for the 30 consecutive trading days prior to the date of Toreador’s conversion notice. On January 13, 2005, we offered the option to the holders of the 7.85% notes to exchange their notes for the aggregate number of shares of our common stock issuable upon conversion of each of their notes and that portion of interest payable pursuant to the notes that would otherwise have been payable to the holders through February 22, 2005 absent conversion of the notes prior to such date. On or prior to January 20, 2005, all of our 7.85% convertible subordinated notes due June 30, 2009 (with a carrying value, net of unamortized loan fees of $6.4 million) were exchanged for an aggregate of 914,634 shares of our common stock and an aggregate cash payment (in lieu of interest) of approximately $85,000 which is included in interest expense in 2005.
     CONVERTIBLE DEBENTURE
     As part of our acquisition of Madison Oil Company, we assumed and amended a convertible debenture (“Debenture”) payable to PHD Partners LP. The general partner of PHD Partners LP is a corporation wholly owned by David M. Brewer, a director and significant stockholder of Toreador. The amended and restated debenture used to bear interest at 10% per annum and was due on March 31, 2006. At the holders’ option, the amended and restated debenture could be converted into common stock at a ratio of $6.75 per share. We originally had 319,962 common shares reserved for issuance related to the conversion of the amended and restated debenture. As of March 31, 2004, the amended and restated debenture was amended and restated to bear interest at 6% per annum, eliminate the Company’s right under certain circumstances to force a conversion of the principal into shares of Toreador common stock and eliminate the Company’s ability to repay principal prior to maturity. The maturity date remains March 31, 2006. At the holder’s option, the second amended and restated convertible debenture can be converted into Toreador common stock at a conversion price of $6.75 per share. In December 2004, PHD Partners LP converted $675,000 of the second amended and restated debenture into 100,000 shares of our common stock. As a result, at December 31, 2004 the outstanding principal amount of the second amended and restated convertible debenture was approximately $1.5 million. On August 10, 2005, PHD Partners converted $675,000 of the second amended and restated debenture into 100,000 shares of our common stock, resulting in an outstanding principal balance of $810,000 at December 31, 2005. Interest payments made to PHD Partners LP were $73,195, $352,416 and $108,437 in 2005, 2004 and 2003, respectively.
     The following table summarizes the principal maturities under our long-term debt arrangements at December 31, 2005, (In thousands):

	2006	2007	2008	2009	2010	Thereafter	Total

Long-term debt	$810	$2,000	$—	$3,000	$—	$86,250	$92,060

TOREADOR RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 — CAPITAL
          Toreador had 72,000 and 154,000 shares of nonvoting Series A-1 Convertible Preferred Stock outstanding at December 31, 2005 and 2004, respectively. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 450,000 Toreador common shares at December 31, 2005). The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A-1 Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter.
     On December 31, 2004, 6,000 shares of Series A-1 Convertible Preferred Stock were converted into 37,500 shares of our common stock pursuant to the terms of the Series A-1 Convertible Preferred Stock.
     On December 31, 2004, 160,000 shares of Series A Convertible Preferred Stock were converted into 1,000,000 shares of our common stock pursuant to the terms of the Series A Convertible Preferred Stock.
     On February 22, 2005, 82,000 shares of our Series A-1 Convertible Preferred Stock were exchanged for an aggregate of 512,500 shares of Toreador common stock pursuant to an offer made by the Company to each holder of its Series A-1 Convertible Preferred Stock. Each holder was given the opportunity to convert such shares of Preferred Stock into shares of common stock of the Company pursuant to the terms of conversion of the Preferred Stock. In addition the Company offered additional shares of common stock as an inducement for the holders to convert the Preferred Stock at a time when the Company could not mandatorily redeem the Preferred Stock and in lieu of dividends that would otherwise accrue until such mandatory redemption date to the terms thereof and an additional 20,164 shares of our common stock which were issued as an inducement to convert such shares of Series A-1 Convertible Preferred Stock. Fair market value of common stock on the date of issue was $24.70 per share.
     As part of our acquisition of Madison Oil Company, in 2001 we issued warrants for the purchase of 111,509 shares of our common stock. At December 31, 2005 there were 4,130 warrants outstanding at $8.05 that expire in July 2010 and 2,360 warrants outstanding at $5.37 that expire in August 2010.
     On July 22, 2004, we issued warrants for the purchase of 40,000 shares of our common stock at $8.20 per share. The warrant was issued pursuant to the terms of the letter agreement dated July 19, 2004. At December 31, 2005 there were 36,400 warrants outstanding all of which expire July 22, 2009.
     On July 11, 2005, we issued warrants for the purchase of 50,000 shares of our common stock at $27.40 per share. The warrant was issued pursuant to the terms of the Fee Letter, dated February 21, 2005, between the Company, Natexis Banques Populaires and Madison Energy France. At December 31, 2005 all 50,000 warrants were outstanding and expire on December 23, 2009.
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
REGISTRATION RIGHTS AGREEMENTS
     In July 2004, concurrent with the issuance of the Company's Convertible Subordinated Notes, the Company entered into registration rights agreements to register a sufficient amount of common stock to satisfy the conversion feature of the notes. The registration rights agreements provide that if a registration statement is not effective within 90 days following the issuance of the Convertible Subordinated Notes (or 120 days if the SEC issues comments on the registration statement) or if the Company does not subsequently maintain the effectiveness of the registration statement (following a 20 day grace period), then in addition to any other rights the investor may have, the Company will be required to pay the investor liquidated damages, in cash, equal to one percent per month of the aggregate purchase price paid by such investor. Pursuant to the terms of the registration rights agreements, the Company filed a registration statement on Form S-3 with the SEC on August 20, 2004, which was declared effective on August 31, 2004, which was within 90 days of closing.
     The Company views the registration rights agreements containing the liquidated damages provision as a separate freestanding contracts. The Company's view is analogous to “View C” in EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.’” Under this approach, the registration rights agreement is accounted for separately from the Convertible Subordinated Notes.
     The Company has valued the liquidated damages provision of the registration rights agreements at nominal value. In determining this as the fair value, the Company considered the following factors. The agreement provides that there is a 90-day period to have the registration statement declared effective before liquidated damages apply and up to 120 days if the SEC provides comments on the registration statement. The Company believed at the closing of the private placement that it was probable the registration statement would be declared effective within the 90-day period. The registration statement was declared effective in the same fiscal quarter as the closing of the private placement, and therefore the Company was aware that there was no value to the liquidated damages provision related to effectiveness of the registration statement. The liquidated damages provision would only have value in the future if the registration became ineffective in a future period for more than 20 days in any 12-month period. At the time of the issuance, the Company believed that the events that would lead to a suspension of effectiveness were unlikely to occur. In future periods, should the Company conclude that it is probable, as defined in SFAS No. 5, “Accounting for Contingencies,” that a liability for liquidated damages will occur, the Company will record the estimated cash value of the liquidated damages liability at that time.

TOREADOR RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 — INCOME TAXES
     The Company’s provision (benefit) for income taxes consists of the following at December 31:

	2005	2004	2003
	(restated)	(restated)	(restated)
	(in thousands)
Current:
U.S. Federal	$(2,421)	$7,129	$178
U.S. State	46	844	161
Foreign	1,140	(611)	689
Deferred:
U.S. Federal	1,383	329	(113)
U.S. State	—	—	(1)
Foreign	(463)	2,163	(1,114)

	$(315)	$9,854	$(200)

The tax provision (benefit) has been allocated between continuing operations and discontinued operations as follows:
Provision (benefit) allocated to:
Continuing operations	$(315)	$(1,153)	$(603)
Discontinued operations	—	11,007	403

	$(315)	$9,854	$(200)

     The primary reasons for the difference between tax expense at the statutory federal income tax rate and our provision for income taxes were:

	2005	2004	2003
	(restated)	(restated)	(restated)
	(in thousands)
Statutory tax at 34%	$3,501	$8,532	$1,783
Tax basis and rate differences related to foreign operations	(2,967)	3,065	616
Use of NOL carryforwards	—	(3,940)	(523)
State income tax, net	(148)	833	245
Foreign currency gain not taxable in foreign partnership	(857)	431	—
Release of tax reserve	(49)	(554)	—
Adjustments to valuation allowance	(385)	1,748	450
Release of deferred tax under APB 23	—	—	(2,400)
Use of percentage depletion	(98)	—	—
Use of capital loss carryover	(90)	—	—
Other	778	(261)	(371)

	$(315)	$9,854	$(200)

TOREADOR RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2004 were as follows:

	December 31,
	2005	2004
	(restated)	(restated)
	(in thousands)
Deferred tax assets:
Net operating loss carryforward — United States	$2,190	$1,454
Net operating loss carryforward — Foreign	8,811	1,396
Other	248	100

Gross deferred tax assets	11,249	2,950
Valuation allowance	(5,053)	(1,407)

Net deferred tax assets	6,196	1,543

Deferred tax liabilities:
Differences in oil and gas property capitalization and depletion methods— United States	(1,637)	(1,072)
Differences in oil and gas property capitalization and depletion methods— Foreign	(16,594)	(13,520)
Unrealized foreign currency translation gains	—	(518)
Other	(164)	(112)

Gross deferred tax liabilities	(18,395)	(15,222)

Net deferred tax liabilities	$(12,199)	$(13,679)

          At December 31, 2005, Toreador had the following carryforwards available to reduce future taxable income (in thousands) (restated):

Jurisdiction	Expiry	Amount
United States	2010 — 2021	$5,919
Hungary	Unlimited	24,825
Turkey	2006 — 2010	12,527
France	Unlimited	3,243
     Realization of net operating loss carryforwards depends on our ability to generate taxable income within the carryforward period. Due to uncertainty related to the Company’s ability to generate taxable income sufficient to realize all of our deferred tax assets we have recorded the following valuation allowances:

	December 31,
	2005	2004
	(restated)	(restated)
	(in thousands)
United States	$—	$292
Turkey	64	230
Hungary	4,000	—
France	989	885

	$5,053	$1,407

     During 2005, we determined, based on available evidence, that it was no longer necessary to provide for valuation allowances against the net operating losses in the United States.

TOREADOR RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     A summary of stock option transactions is as follows (restated):

	2005		2004		2003
		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
		EXERCISE		EXERCISE		EXERCISE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE
Outstanding at January 1	1,346,690	$4.91	1,515,940	$4.43	1,434,106	$4.57
Granted	20,000	16.90	442,700	5.78	120,000	3.10
Exercised	(492,750)	5.18	(538,102)	4.33	—
Forfeited	(15,000)	3.10	(73,848)	4.95	(38,166)	5.54

Outstanding at December 31	858,940	5.07	1,346,690	4.91	1,515,940	4.43

Exercisable at December 31	827,274	5.27	1,182,690	5.59	1,081,006	4.52

TOREADOR RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table summarizes information about the fixed price stock options outstanding at December 31, 2005 (restated):

			Weighted
			Average
			Remaining
	Number	Number	Contractual
Exercise Price	Outstanding	Exercisable	Life in Years
$2.75	45,000	45,000	2.73
3.00	5,000	5,000	3.42
3.10	95,000	63,334	7.47
3.12	10,940	10,940	4.72
3.88	5,000	5,000	3.83
4.12	68,000	68,000	6.42
4.29	14,750	14,750	5.66
4.51	20,000	20,000	6.13
4.96	50,000	50,000	8.39
5.00	236,133	236,133	3.25
5.50	225,817	225,817	7.00
5.75	25,800	25,800	5.18
5.95	30,000	30,000	5.38
13.75	7,500	7,500	8.88
16.90	20,000	20,000	9.39

$5.07	858,940	827,274	5.63

     At December 31, 2005, there were 120,208 remaining shares available for grant under the plans collectively.
          In May 2005, stockholders approved the Toreador Resources Corporation 2005 Long-Term Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 250,000 shares of the Company’s common stock to key employees, key consultants and outside directors of the Company. In 2005 the Board of Directors authorized a total of 114,560 shares of restricted stock be granted to employees and non-employee directors. In accordance with Opinion 25, the compensation cost is measured by the difference between the quoted market price of the stock at the date of grant and the price, if any, to be paid by an employee and is recognized as expense over the period the recipient performs related services. The restricted stock grants vest over a three year period and the average price of the stock on the date of the grants was $25.13. Stock compensation expense of $400,790 is included in the Statement of Operations for the year ended December 31, 2005, which represents the cost recognized from the date of the grants through December 31, 2005.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
     We lease our office space under non-cancelable operating leases, expiring during 2006 through 2008. We also sublease portions of the leased space to one related party and two unrelated parties under non-cancelable sub-leases

TOREADOR RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
that expire on June 30, 2006. The following is a schedule of minimum future rentals under our non-cancelable operating leases, giving effect to the non-cancelable sub-leases, as of December 31, 2005 (in thousands) (restated):

2006	$1,184
2007	524
2008	198
2009	118
2010	118
Thereafter	462

2,604
Less: minimum rents from subleases	34

$2,570

     Net rent expense totaled $354,000 in 2005, $380,000 in 2004 and $356,000 in 2003.
     Turkish Registered Capital. Under the existing Petroleum Law of Turkey, capital that is invested by foreign companies in projects such as oil and natural gas exploration can be registered with the General Directorate of Petroleum Affairs, thereby qualifying for protection against adverse changes in the exchange rate between the time of the initial investment and the time such capital is repatriated out of Turkey. Since 1997 the Turkish government has suspended such protection for repatriated capital. As the holder of more than $50 million of registered capital, we have filed suit in Turkey to attempt to restore the exchange rate protections afforded under the law. No amounts are accrued related to this contingency. In March 2002, a lower level court ruled in favor of the Company. The ruling was subject to appeal that was heard in December 2002. The appellate court reversed the lower court’s ruling. All internal Turkish legal proceedings are exhausted and the rejection of the exchange protection award is final. We have appealed the case to the European Court of Human Rights which is a court recognized by Turkey. We cannot predict the outcome of this matter.
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

TOREADOR RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     We own a 32% interest in EnergyNet.com, Inc., an Internet based oil and natural gas property auction company. We did not pay any commissions on property sales to EnergyNet during 2005 and 2004.
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

	Year ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
	(in thousands)
Revenues:
Oil and natural gas sales	$63	$139	$7,261
Lease bonuses and rentals	—	—	341
Loss on commodity derivatives	—	—	(1,304)

Total revenues	63	139	6,298

	Year ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
	(in thousands)
Costs and expenses:
Lease operating	1	(10)	1,046
Depreciation, depletion and amortization	—	—	734
Impairment of oil and natural gas properties	—	—	—
Allocated general and administrative	15	163	2,222
Interest expense	—	—	711

Total costs and expenses	16	153	4,713
Gain on sale of properties	—	28,711	—

Income before taxes	47	28,697	1,585
Income tax provision	—	11,007	403

Income from discontinued operations (U.S.)	$47	$17,690	$1,182

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
          The following tables provide the geographic operating segment data required by Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The United States segment data for the years ended December 31, 2005, 2004, and 2003 excludes discontinued operations sold in January 2004 through the U. S. mineral royalty asset sale (see Note 16).

	United
	States	France	Turkey	Hungary	Romania	Total
	(In thousands)
For the year ended December 31, 2005 (restated)
Revenues:
Oil and natural gas sales	$7,728	$20,572	$2,817	$—	$—	$31,117
Loss on commodity derivatives	—	—	—	—	—	—

Total revenues	7,728	20,572	2,817	—	—	31,117
Costs and expenses:
Lease operating	2,096	5,392	710	—	—	8,198
Exploration expense	1,250	1,011	289	237	153	2,940
Depreciation, depletion and amortization	1,185	3,513	547	—	—	5,245
Dry hole cost	—	—	1,738	—	—	1,738
Impairment of oil and gas properties	110	—				110
General and administrative	5,206	941	468	20	45	6,680

Total costs and expenses	9,847	10,857	3,752	257	198	24,911

Operating income (loss)	(2,119)	9,715	(935)	(257)	(198)	6,206
Other income (expense)	395	(347)	2,873	(33)	1,139	4,027

Income (loss) before income taxes	(1,724)	9,368	1,938	(290)	941	10,233
Benefit (provision) for income taxes	992	77	(754)	—	—	315

Income (loss) from continuing operations, net of tax	$(732)	$9,445	$1,184	$(290)	$941	$10,548

	United
	States	France	Turkey	Hungary	Romania	Total
	(In thousands)
Selected assets:
Oil and natural gas properties	$21,110	$83,627	$51,724	$9,728	$7,431	$173,620
Accumulated depreciation, depletion, and amortization	(8,099)	(24,992)	(2,146)	(225)	—	(35,462)

Oil and natural gas properties, net	$13,011	$58,635	$49,578	$9,503	$7,431	$138,158

Investments in unconsolidated entities	$2,251	$—	$—	$—	$—	$2,251

Goodwill	$—	$3,276	$919	$—	$—	$4,195

Total assets	$244,783	$57,221	$11,853	$541	$1,328	$315,726

Expenditures for additions to long-lived assets:
Property acquisition costs	$401	$—	$—	$9,096	$—	$9,497
Development costs	1,306	19,065	27,900	—	7,114	55,385
Exploration costs	203	—	—	—	—	203
Other	192	111	236	279	—	818

Total expenditures for long-lived assets	$2,102	$19,176	$28,136	$9,375	$7,114	$65,903

	United
	States (1)	France	Turkey	Total

For the year ended December 31, 2004 (restated)
Revenues:
Oil and natural gas sales	$6,038	$14,042	$2,270	$22,350
Loss on commodity derivatives	(1,322)	—	—	(1,322)

Total revenues	4,716	14,042	2,270	21,028
Costs and expenses:
Lease operating	1,751	4,885	763	7,399
Exploration Expenses	1,361	141	3,028	4,530
Depreciation, depletion and amortization	1,247	2,356	507	4,110
General and administrative	4,203	1,451	1,809	7,463

Total costs and expenses	8,562	8,833	6,107	23,502

Operating income (loss)	(3,846)	5,209	(3,837)	(2,474)
Other income (expense)	(249)	(386)	(314)	(949)

Income (loss) before income taxes	(4,095)	4,823	(4,151)	(3,423)
Benefit for income taxes	2,705	(1,552)	—	1,153

Income (loss) from continuing operations, net of tax	$(1,390)	$3,271	$(4,151)	$(2,270)

Selected assets:
Oil and natural gas properties	$19,480	$75,168	$20,698	$115,346
Accumulated depreciation, depletion, and amortization	(7,074)	(24,454)	(1,424)	(32,952)

Oil and natural gas properties, net	$12,406	$50,714	$19,274	$82,394

Investments in unconsolidated entities	$1,466	$—	$—	$1,466

Goodwill	$—	$5,060	$919	$5,979

Total assets	$97,632	$49,293	$8,165	$155,090

Expenditures for additions to long-lived assets:
Property acquisition costs	$—	$—	$—	$—
Development costs	360	6,260	1,437	8,057
Exploration costs	398	—	6,568	6,966
Other	121	11	230	362

Total expenditures for long-lived assets	$879	$6,271	$8,235	$15,385

(1)	Amounts reflect reclassifications to discontinued operations.

	United
	States (1)	France	Turkey	Total
	(In thousands)
For the year ended December 31, 2003 (restated)
Revenues:
Oil and natural gas sales	$5,124	$9,633	$2,259	$17,016
Loss on commodity derivatives	(302)	(474)	—	(776)

Total revenues	4,822	9,159	2,259	16,240
Costs and expenses:
Lease operating	1,122	4,290	808	6,220
Exploration expenses	1,140	—	1,212	2,352
Depreciation, depletion and amortization	1,381	1,577	518	3,476
Impairment of oil and natural gas properties	171	—	—	171
General and administrative	1,930	810	1,017	3,757

Total costs and expenses	5,744	6,677	3,555	15,976

Operating income (loss)	(922)	2,482	(1,296)	264
Other income (expense)	(67)	1,922	738	2,593

Income (loss) before income taxes	(989)	4,404	(558)	2,857
Benefit (provision) for income taxes	178	758	(333)	603

Income (loss) from continuing operations, net of tax	$(811)	$5,162	$(891)	$3,460

Selected assets:
Oil and natural gas properties	$39,250	$63,200	$10,702	$113,152
Accumulated depreciation, depletion, and amortization	(12,713)	(20,068)	(1,154)	(33,935)

Oil and natural gas properties, net	$26,537	$43,132	$9,548	$79,217

Investments in unconsolidated entities	$529	$—	$—	$529

Goodwill	$929	$5,483	$912	$7,324

Total assets	$88,929	$39,179	$8,114	$136,222

Expenditures for additions to long-lived assets:
Property acquisition costs	$—	$—	$—	$—
Development costs	615	2,571	—	3,186
Exploration costs	—	—	1,256	1,256
Other	—	—	—	—

Total expenditures for long-lived assets	$615	$2,571	$1,256	$4,442

(1)	Amounts reflect reclassifications to discontinued operations.

     The following table reconciles the total assets for reportable segments to consolidated assets.

	December 31,
	2005	2004
	(restated)
	(in thousands)
Total assets for reportable segments	$315,726	$155,090
Elimination of intersegment receivables and investments	(53,912)	(53,912)

Total consolidated assets	$261,814	$101,178

NOTE 18 — Subsequent Events
     Insurance Claims
In 2005, two separate incidents occurred offshore Turkey in the Black Sea, which resulted in the loss of two caissons and three wells. Both of these incidents were insured under two “Construction and Risk,” or CAR policies, and two “Operator’s Extra Expense,” or OEE policies.
     In October 2006, the underwriter of the CAR policies advised the Company that upon receipt of an executed “Receipt and Release” Agreement signed by all the named insured’s that they will pay in full and final settlement $8.8 million. The Company’s net share of these proceeds will be $3.2 million and will be recorded as a reduction to oil and natural gas properties. The Company will continue to pursue the remaining claims under the OEE policies.
     Notice of Default
     The Company delayed the filing of its Quarterly Report on Form 10-Q for the nine month period ended September 30, 2006. The delay in filing such Form 10-Q is due to the Company not completing its restated consolidated financial statements for the years ended December 31, 2003, 2004 and 2005 and its consolidated financial statements for each of the quarters ended March 31 and June 30, 2006, as described in Note 3.
     As a result of this delay, a covenant default occurred under Section 4.03(b) of the Indenture, dated as of September 27, 2005 (the “Indenture”), between the Company and The Bank of New York Trust Company, N.A. (the “Trustee”), with respect to the Company’s 5.00% Convertible Senior Notes due 2025. Section 4.03(b) of the Indenture requires the Company to provide the Trustee with copies of the Company’s annual reports, information, documents and other reports that the Company is required to file with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 within thirty (30) days of when such reports are required to be filed with the SEC.
     On December 15, 2006, the Company received a notice from the Trustee under Section 4.03(b) of the Indenture for failing to provide the Trustee with a copy of its Quarterly Report on Form 10-Q for the nine month period ended September 30, 2006. Under Section 6.01(v) of the Indenture, this covenant default will not lead to an Event of Default unless the Company fails to cure the covenant default within thirty (30) days after receiving the written notice from the Trustee. The thirty (30) day period ends on January 14, 2007. The Company provided a copy of the complete Form 10-Q for the quarter ended September 30, 2006 to the Trustee in accordance with the requirements of the Indenture.
     Under Section 6.02 of the Indenture, if an Event of Default occurs and is continuing, the Trustee by written notice to the Company, or the holders of at least twenty five percent (25%) in aggregate principal amount of the securities then outstanding by written notice to Toreador and the Trustee, may declare the principal of, and any premium and accrued and unpaid interest, if any, and any premium on, all securities to be immediately due and payable. The notes outstanding have an aggregate principal amount of $86.25 million at January 14, 2007.
     Under Section 7.2.1 of the Credit Agreement, dated December 30, 2004 (the “Credit Agreement”), between Toreador Exploration & Production, Inc., Toreador Acquisition Corporation (collectively, the “Borrowers”) and Texas Capital Bank, N.A. (“Texas Capital”), the Borrowers are required to provide Texas Capital on or before the 60th day after the last day of each fiscal quarter, a copy of the unaudited consolidated financial statements of Toreador. Under Section 8.1.7 of the Credit Agreement, an Event of Default would occur if either the Borrowers or Toreador, as Guarantor under the Credit Agreement, default in the performance or observance of any other provision contained in any agreements or instruments evidencing or governing a material debt and such default is not waived and continues beyond any applicable cure period. Texas Capital, however, has waived the Default and Event of Default until January 16, 2007. As of January 14, 2007, the Company had $5.55 million borrowed under the Credit Agreement.
     Pursuant to Section 19.1.1(b) of the Reserve Base Revolving Facility Agreement by and between Madison Energy France, Madison Oil France, Toreador, Madison Oil Company Europe, and Natixis Banques Populaires (“Natixis”), dated December 23, 2004 (the “Agreement”), Toreador was required to provide Natixis with its unaudited consolidated financial statements for the nine month period ended September 30, 2006 within forty-five (45) days after the end of such quarter. Natixis has waived such default and any other default under the Agreement as a result of the Company not yet providing such financial statements until January 16, 2007. Toreador had $11 million borrowed under the Agreement at January 14, 2007.
New Secured Revolving Facility
On December 28, 2006, the Company as a guarantor and its direct and indirect subsidiaries, Toreador Turkey Ltd., as a borrower and guarantor, Toreador Romania Ltd., as a borrower and a guarantor, Madison Oil France SAS , as a borrower and a guarantor, Toreador Energy France S.C.S., as a borrower and a guarantor, and Toreador International Holding L.L.C., entered into a Loan and Guarantee Agreement with International Finance Corporation. The Loan and Guarantee Agreement provides for the A Loan Facility which is a secured revolving facility with a current maximum facility amount of $25 million which maximum facility amount will increase to $40 million when the projected total borrowing base amount exceeds $50 million. As of January 14, 2007, the A Loan Facility has not closed at this time and is not yet available. The Loan and Guarantee Agreement also provides for a $10 million C Loan Facility to Toreador Turkey and Toreador Romania. As of January 14, 2007, the C Loan Facility has $10.0 million outstanding. Both the A Loan Facility and the C Loan Facility are to fund the borrowers’ operations in Turkey and Romania.
Interest will accrue on any loans under the A Loan Facility at a rate of 2% over the six month LIBOR rate. Interest accrues on the C Loan Facility at a rate of 1.5% over the six month LIBOR rate until any loans are made under the A Loan Facility after which the rate for the C Loan Facility shall be lowered to 0.5% over the six month LIBOR rate. As of January 14, 2007, the interest rate on the C Loan Facility is 6.86%. Interest is to be paid on each June 15 and December 15.
In order for any loans to be made under the A Loan Facility certain conditions must be met, including, but not limited to, the following: (i) the lender shall have received a first ranking security interest (a) in certain proceeds, receivables and contract rights relating to and from the sale of oil or gas production in France, Turkey and Romania and (b) in funds held in certain bank accounts; (ii) the lender shall have received an assignment of all rights and claims to any compensation or other special payments in respect of all concessions other than those arising in the normal course of operations payable by the government of Turkey and Romania; (iii) the lender shall have received a first ranking pledge (a) by Toreador International of all its shares in the borrowers; (b) by Madison Oil of all its shares in Toreador France; and (c) by the Company of all its shares in Toreador International; and (iv) the current loan facilities with Natixis Banques Populaires and with Texas Capital Bank, N.A. shall have been repaid in full.
The Company is to meet the following ratios on a consolidated basis: (i) the Life of Loan Coverage Ratio of not less than: (a) 1.2:1.0 in 2006 and 2007; (b) 1.3:1.0 in 2008; and (c) 1.4:1.0 in 2009 and each subsequent year thereafter; (ii) Reserve Tail Ratio of not less than 25%; (iii) Adjusted Financed Debt to EBITDA ratio of not more than 3.0:1.0; (iv) Liabilities to Tangible Net Worth Ratio of not more than 60:40; and (v) Interest Coverage Ratio of not less than 3.0:1.0.
The obligors are subject to certain negative covenants, including, but not limited to, the following: (i) subject to certain exceptions, paying dividends; (ii) subject to certain exceptions, incurring debt, making guarantees or creating or permitting to exist any liens, (iii) subject to certain exceptions, making or permitting to exist loans or advances to, or deposits, with other persons or investments in any person or enterprise; (iv) subject to certain exceptions, selling, transferring, leasing or otherwise disposing of all or a material part of its borrowing base assets; and (v) subject to certain exceptions, undertaking or permitting any merger, spin-off, consolidation or reorganization.
Nasdaq Violation
On November 14, 2006, Toreador received a Staff Determination Letter from the Nasdaq Stock Market that Toreador violated Nasdaq Marketplace Rule 4310(c)(14) by not timely filing the Form 10-Q for the quarter ended September 30, 2006 which is a requirement for continued listing. On January 11, 2007, Toreador had a hearing with the Nasdaq Listing Qualifications Panel regarding this violation. Toreador has not received the decision yet from the Nasdaq Listing Qualifications Panel regarding whether Toreador’s common stock will remain listed on the Nasdaq Stock Market.
NOTE 19 — SUPPLEMENTAL OIL AND NATURAL GAS RESERVES AND STANDARDIZED MEASURE INFORMATION (UNAUDITED)
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

	United
	States	France	Turkey	Romania	Total
	Natural Gas (MMcf)
PROVED RESERVES
December 31, 2002	12,121	—	—	—	12,121
Revisions of previous estimates	508	—	—	—	508
Extensions, discoveries and other additions	365	—	—	—	365
Sale of reserves	(401)	—	—	—	(401)
Production	(1,311)	—	—	—	(1,311)

December 31, 2003 (Restated)	11,282	—	—	—	11,282
Revisions of previous estimates	(574)	—	—	—	(574)
Extensions, discoveries and other additions	143	—	—	—	143
Sale of reserves	(5,400)	—	—	—	(5,400)
Production	(518)	—	—	—	(518)

December 31, 2004 (Restated)	4,933	—	—	—	4,933
Revisions of previous estimates	641	—	—	—	641
Extensions, discoveries and other additions	227	—	6,476	3,486	10,189
Sale of reserves	—	—	—	—	—
Production	(506)	—	—	—	(506)

December 31, 2005 (Restated)	5,295	—	6,476	3,486	15,257

PROVED DEVELOPED
December 31, 2003	11,158	—	—	—	11,158

December 31, 2004	4,875	—	—	—	4,875

December 31, 2005 (Restated)	5,225	—	—	3,486	8,711

	Oil (MBbl)

PROVED RESERVES
December 31, 2002	1,887	11,243	972	—	14,102
Revisions of previous estimates	153	160	23	—	336
Extensions, discoveries and other additions	11	—	—	—	11
Sale of reserves	(3)	—	—	—	(3)
Production	(210)	(428)	(103)	—	(741)

December 31, 2003 (Restated)	1,838	10,975	892	—	13,705
Revisions of previous estimates	114	956	(190)	—	880
Extensions, discoveries and other additions	—	—	—	—	—
Sale of reserves	(1,103)	—	—	—	(1,103)
Production	(69)	(395)	(75)	—	(539)

December 31, 2004 (Restated)	780	11,536	627	—	12,943
Revisions of previous estimates	73	(587)	77	—	(437)
Extensions, discoveries and other additions	—	477	—	24	501
Sale of reserves	—	—	—	—	—
Production	(60)	(448)	(65)	—	(573)

December 31, 2005 (Restated)	793	10,978	639	24	12,434

PROVED DEVELOPED
December 31, 2003	1,709	6,571	583	—	8,863

December 31, 2004	775	7,309	360	—	8,444

December 31, 2005	792	7,688	378	24	8,882

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

	United
	States	France	Turkey	Romania	Total
	(In thousands)
As of and for the year ended December 31, 2003 (Restated)
Future cash inflows	$121,802	$303,691	$23,412	$—	$448,905
Future production costs	28,173	141,351	8,735	—	178,259
Future development costs	352	17,443	1,960	—	19,755
Future income tax expense	29,610	46,647	3,494	—	79,751

Future net cash flows	63,667	98,250	9,223	—	171,140
10% annual discount for estimated timing of cash flows	29,347	59,159	3,325	—	91,831

Standardized measure of discounted future net cash flows related to proved reserves	$34,320	$39,091	$5,898	$—	$79,309

As of and for the year ended December 31, 2004 (Restated)
Future cash inflows	$62,256	$432,828	$20,919	$—	$516,003
Future production costs	25,432	182,574	7,861	—	215,867
Future development costs	164	25,902	1,470	—	27,536
Future income tax expense (benefit)	10,803	71,504	(703)	—	81,604

Future net cash flows	25,857	152,848	12,291	—	190,996
10% annual discount for estimated timing of cash flows	11,951	98,248	4,065	—	114,264

Standardized measure of discounted future net cash flows related to proved reserves	$13,906	$54,600	$8,226	$—	$76,732

As of and for the year ended December 31, 2005 (Restated)
Future cash inflows	$95,502	$621,765	$70,498	$18,574	$806,339
Future production costs	34,190	223,273	15,267	4,588	277,318
Future development costs	319	30,883	22,317	552	54,071
Future income tax expense	19,780	113,742	2,736	961	137,219

Future net cash flows	41,213	253,867	30,178	12,473	337,731
10% annual discount for estimated timing of cash flows	20,180	144,738	14,390	1,798	181,106

Standardized measure of discounted future net cash flows related to proved reserves	$21,033	$109,129	$15,788	$10,675	$156,625

     The prices of oil and natural gas at December 31, 2005, 2004, and 2003 used in the above table, were $56.24, $37.55 and $27.87 per Bbl of oil, respectively, and $6.98, $5.99 and $5.90 per Mcf of natural gas, respectively.
     The following are the principal sources of change in the standardized measure:

	United
	States	France	Turkey	Romania	Total
	(In thousands)
Balance at December 31, 2002	$34,618	$52,844	$7,583	$—	$95,045
Sales of oil and natural gas, net	(10,636)	(5,343)	(1,430)	—	(17,409)
Net changes in prices and production costs	7,978	(13,108)	(1,718)	—	(6,848)
Extensions and discoveries	981	—	—	—	981
Revisions of previous quantity estimates	3,209	847	212	—	4,268
Net change in income taxes	(4,641)	2,031	1,412	—	(1,198)
Accretion of discount	3,462	5,284	758	—	9,504
Sales of reserves	(61)	—	—	—	(61)
Other	(590)	(3,464)	(919)	—	(4,973)

Balance at December 31, 2003 (Restated)	34,320	39,091	5,898	—	79,309
Sales of oil and natural gas, net	(4,287)	(9,157)	(1,507)	—	(14,951)
Net changes in prices and production costs	(4,264)	28,408	2,450	—	26,594
Net change in future development costs	77	(4,962)	61	—	(4,824)
Extensions and discoveries	309	—	—	—	309
Revisions of previous quantity estimates	229	8,065	(2,712)	—	5,582
Previously estimated development costs incurred	(45)	(4,296)	(401)	—	(4,742)
Net change in income taxes	9,947	(14,114)	2,516	—	(1,651)
Accretion of discount	4,321	6,019	761	—	11,101
Sales of reserves	(25,020)	—	—	—	(25,020)
Other	(1,681)	5,546	1,160	—	5,025

Balance at December 31, 2004 (Restated)	13,906	54,600	8,226	—	76,732
Sales of oil and natural gas, net	(5,371)	(15,180)	(2,107)	—	(22,658)
Net changes in prices and production costs	10,187	72,285	3,463	—	85,935
Net change in development costs	(119)	(2,223)	(11,356)	(472)	(14,170)
Extensions and discoveries	725	7,723	18,906	11,963	39,317
Revisions of previous quantity estimates	3,353	(9,507)	1,347	—	(4,807)
Previously estimated development costs incurred	(77)	—	—	—	(77)
Net change in income taxes	(4,250)	(22,271)	(2,422)	814	(28,129)
Accretion of discount	149	8,187	815	—	9,151
Other	2,530	15,515	(1,084)	(1,629)	15,332

Balance at December 31, 2005 (Restated)	$21,033	$109,129	$15,788	$10,676	$156,626