Form 10-Q/A
period 2006-03-31
TOREADOR RESOURCES CORP
filed 2007-01-16
CIK 98720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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
As of January 12, 2007, there were 15,934,484 shares of common stock outstanding.

TOREADOR RESOURCES CORPORATION

		Page
Explanatory Note about this Report		1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)(1)

	Consolidated Balance Sheets – March 31, 2006 and December 31, 2005	2

	Consolidated Statements of Operations — for the three months ended March 31, 2006 and 2005	3

	Consolidated Statements of Cash Flows — for the three months ended March 31, 2006 and 2005	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 6.	Exhibits	30

SIGNATURES		31
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CAO Pursuant to Section 302
Certification of CEO, CFO and CAO Pursuant to Section 906

(1)	As described in Note 1 to the financial statements, the Company restated its financial statements for the year ended December 31, 2005 and the three months ended March 31, 2006 and 2005.

Explanatory Note About This Report
In August 2006, the management and audit committee of Toreador Resources Corporation (“Toreador,” “we,” “us,” “our,” or the “Company”) determined that the Company should restate its consolidated financial statements for the quarter ended March 31, 2006 and on September 7, 2006, the management and audit committee of Toreador Resources Corporation determined that the Company should restate its consolidated financial statements as of and for the year ended December 31, 2005, and its consolidated financial statements for the quarter ended June 30, 2006.
On November 16, 2006, Toreador’s management and the chairman of the audit committee determined that Toreador should also restate its consolidated financial statements as of and for the years ended 2003 and 2004. The restatements are due to errors that were discovered during and in conjunction with the audit of the restatements for the year ended December 31, 2005. The restatement of the financial statements for the years ended 2003 and 2004 has been approved by the audit committee.
See Note 1 to the Consolidated Financial Statements for discussion of Significant Restatement Adjustments.
This Amendment No. 1 on Form 10-Q amends and restates only Items 1, 2 and 4 of Part I and Item 6 of Part II of the Form 10-Q for the three-months ended March 31, 2006. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s original Form 10-Q for the three-months ended March 31, 2006. Except for the foregoing amended information, this Form 10-Q/A continues to describe the conditions as of the date of the original Form 10-Q for the three-months ended March 31, 2006, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. In addition, the filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement made therein not misleading. This Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q for the three-months ended March 31, 2006, including any amendments to those filings. In addition, pursuant to the rules of the Securities and Exchange Commission, Exhibits 31.1, 31.2, 31.3 and 32.1 of the original Form 10-Q have been amended and filed herewith to contain currently dated certifications from our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2006	2005
	(restated)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$38,781	$53,113
Short-term investments	40,000	40,000
Accounts and notes receivable	8,202	8,162
Income taxes receivable	4,563	4,453
Other	2,953	6,537

Total current assets	94,499	112,265

Oil and gas properties, net, using successful efforts method of accounting	164,331	138,158
Investments in unconsolidated entities	2,362	2,251
Goodwill	4,098	4,195
Other assets	4,995	4,945

	$270,285	$261,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,862	$19,248
Convertible debenture – related party	—	810
Income taxes payable	1,995	908

Total current liabilities	24,857	20,966

Long-term accrued liabilities	744	1,410
Long-term debt	5,000	5,000
Long-term asset retirement obligations	3,739	3,630
Deferred income tax liabilities	12,378	12,199
Convertible senior notes	86,250	86,250

Total liabilities	132,968	129,455
Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A-1, $1.00 par value, 4,000,000 shares authorized; liquidation preference of $1,800; 72,000 shares issued	72	72
Common stock, $0.15625 par value, 30,000,000 shares authorized;16,365,041 and 16,142,824 shares issued	2,557	2,522
Additional paid-in capital	107,465	108,001
Retained earnings	33,246	29,564
Accumulated other comprehensive loss	(3,489)	(3,364)
Deferred compensation	—	(1,902)
Treasury stock at cost, 721,027 shares	(2,534)	(2,534)

Total stockholders’ equity	137,317	132,359

	$270,285	$261,814

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
	(restated)	(restated)
Oil and natural gas sales	$9,769	$6,676

Operating costs and expenses:
Lease operating	2,435	2,120
Exploration expense	1,053	374
Depreciation, depletion and amortization	1,302	983
General and administrative	2,508	1,804

Total operating costs and expenses	7,298	5,281

Operating income	2,471	1,395

Other income (expense):
Equity in earnings of unconsolidated investments	96	89
Gain on sale of other assets	471	—
Foreign currency exchange gain	264	13
Interest income and expense and other, net	649	490

Total other income	1,480	592

Income before taxes	3,951	1,987
Income tax provision	803	62

Income from continuing operations	3,148	1,925
Income from discontinued operations, net of tax	—	10

Net income	3,148	1,935
Preferred dividends	(41)	(563)

Income available to common shares	$3,107	$1,372

Basic income available to common shares per share
Continuing operations	$0.20	$0.11
Discontinued operations	—	—

	$0.20	$0.11

Diluted income available to common shares per share
Continuing operations	$0.19	$0.10
Discontinued operations	—	—

	$0.19	$0.10

Weighted average shares outstanding:

Basic	15,333	12,801

Diluted	16,671	13,969

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
	(restated)	(restated)
Cash flows from operating activities:
Net income	$3,148	$1,935
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,302	983
Gain on sale of other assets	(471)	—
Equity in earnings of unconsolidated investments	(96)	(89)
Stock based compensation	407	—
Realized gains on foreign currency transactions	(264)	(13)
Increase in accounts and notes receivables	(150)	(2,918)
(Increase) decrease in other current assets	3,584	(1,082)
Increase in other assets	(50)	(67)
Increase (decrease) in accounts payable and accrued liabilities	2,948	(3,954)
Increase (decrease) in income taxes payable	1,087	(734)
Deferred income taxes	179	2,052

Net cash provided by (used in) operating activities	11,624	(3,887)

Cash flows from investing activities:
Expenditures for property and equipment	(27,358)	(8,910)
Proceeds from sale of property and equipment	1,200	—
Investments in unconsolidated subsidiaries	(15)	(324)

Net cash used in investing activities	(26,173)	(9,234)

Cash flows from financing activities:
Borrowings from long-term debt	—	2,000
Repayments of long-term debt	—	(37)
Proceeds from issuance of common stock, net	—	32,872
Payment of preferred dividends	(41)	(65)
Tax benefit of stock option exercises	123	—
Exercise of stock options	179	738

Net cash provided by financing activities	261	35,508

Net increase (decrease) in cash and cash equivalents	(14,288)	22,387

Effects of foreign currency translation on cash and cash equivalents	(44)	4,420

Cash and cash equivalents, beginning of period	53,113	4,977

Cash and cash equivalents, end of period	$38,781	$31,784

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
The consolidated financial statements of Toreador Resources Corporation and subsidiaries (“Toreador,” “we,” “us,” “our,” or the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated balance sheet at December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements, as restated. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s amended annual report on Form 10-K/A for the year ended December 31, 2005. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Unless otherwise noted, amounts reported in tables are in thousands, except per unit data.
Restatement of previously issued financial statement
In August 2006, the management and audit committee of Toreador Resources Corporation determined, that the Company should restate its financial statements for the quarter ended March 31, 2006 and on September 7, 2006, the management and audit committee of Toreador determined that the Company should restate its consolidated financial statements as of and for the year ended December 31, 2005, and its consolidated financial statements the quarter ended June 30, 2006.
On November 16, 2006, Toreador’s management and the chairman of the audit committee determined, that Toreador should also restate its consolidated financial statements as of and for the years ended 2003 and 2004. The restatements are due to errors that were discovered during and in conjunction with the audit for the year ended December 31, 2005. The restatement of the financial statements for the years ended 2003 and 2004 has been approved by the audit committee.
The accompanying Balance Sheets at March 31, 2006 and December 31, 2005 and related Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2006 and 2005 have been restated. The significant adjustments affecting 2006 are as follows:
Capitalization of Interest
We determined that the costs incurred in connection with the development program in offshore Turkey met the definition of a qualifying asset, as defined, and satisfied the three conditions for capitalization outlined Statement of Financial Accounting Standards No. 34, as amended, Capitalization of Interest Cost. Prior to April 1, 2006, we had not capitalized any interest related to development costs incurred. These adjustments reduce interest expense and increase capitalized oil and gas properties on the consolidated balance sheet. For the three months ended March 31, 2006 and 2005 the pre-tax adjustment was $958,000 and $176,000 respectively.
Insurance Claim Adjustments
In 2005 two separate, significant property loss incidents occurred in offshore Turkey in the Black Sea, which resulted in the loss of two caissons and three wells. Both of these instances were insured. In December 2005, the Company received notice that the insurance company had reserved $10.6 million, net to the Company, for potential payment of these claims. As of December 31, 2005, the net book value of the wells and caissons was $11.1 million. In December 2005, the Company recorded the expected insurance recovery of $10.6 million as a receivable and reduced oil and gas properties and expensed the difference between the book value of the wells and caissons of $569,000 as a loss on involuntary conversions. In addition the quarter ended March 31, 2006, the Company recorded an allowance against the insurance receivable of $1.5 million. This adjustment was revised in the restated financial statements for the quarter ended March 31, 2006. The Company subsequently concluded that under successful efforts accounting these were development wells and the costs associated with the lost wells and caissons, as well as the costs to re-drill the wells, should be capitalized and no gain or loss recorded. As a result, oil and gas properties were increased $11.1 million, the insurance receivable was decreased $10.6 million and $569,000 was credited to income. The oil and gas properties including the $11.1 million were assessed for possible impairment in accordance with the Company’s impairment policies and no impairment was deemed necessary. Future insurance recoveries from these losses, if any, will be recorded as reductions of oil and gas properties.
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
Depletion, Depreciation and Amortization (DD&A)
The Company follows the successful efforts method to account for oil and gas properties. Under the successful efforts method, both proved property acquisition costs and proved property well development costs are amortized on a unit-of-production basis as the related proved reserves are produced. Proved property acquisition costs are required to be depleted over the total proved reserves, while costs of wells and related equipment and facility are to be depleted over the proved developed reserves. Depletion may be computed separately for each property or alternatively the properties may be aggregated on the basis of common geological features or stratigraphic condition. The Company was not properly segregating acquisition costs and well development costs. In addition, the Company did not properly value the salvage value for the oil and gas properties. For the three months ended March 31, 2006 and 2005, there was a decrease of $169,000 and an increase of $66,000, respectively.

The effect of the restatements on the consolidated balance sheet as of March 31, 2006, the consolidated statement of operations for the three month periods ended March 31, 2006 and 2005 and the consolidated statement of cash flows for the three month periods ended March 31, 2006 and 2005 is as follows:
TOREADOR RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(UNAUDITED)

	March 31,		December 31,
	2006		2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
ASSETS
Current assets	$102,755	$94,499	$118,992	$112,265
Oil & Gas Properties, net using successful efforts	152,096	164,331	134,035	138,158
Advances to and investments in unconsolidated entities	2,362	2,362	2,251	2,251
Goodwill	2,487	4,098	2,487	4,195
Other Assets	5,465	4,995	5,415	4,945

Total Assets	$265,165	$270,285	$263,180	$261,814

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities	$24,100	$24,857	$24,197	$20,966

Long-term liabilities	104,278	108,111	104,739	108,489

	128,378	132,968	128,936	129,455

Stockholders’ Equity
Preferred stock	72	72	72	72
Common Stock	2,557	2,557	2,522	2,522
Additional paid-in capital	107,607	107,465	108,001	108,001
Retained earnings	32,589	33,246	31,346	29,564
Deferred compensation	—	—	(1,902)	(1,902)
Accumulated other comprehensive income (loss)	(3,504)	(3,489)	(3,261)	(3,364)
Treasury stock, at cost	(2,534)	(2,534)	(2,534)	(2,534)

Total Stockholders’ Equity	136,787	137,317	134,244	132,359

Total liabilities and stockholders’ equity	$265,165	$270,285	$263,180	$261,814

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2006		2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Oil and natural gas sales	9,769	9,769	6,414	6,676

Operating costs and expenses	8,980	7,298	5,215	5,281

Operating Income	789	2,471	1,199	1,395

Other Income (expense), net	872	1,480	416	592

Income before taxes	1,661	3,951	1,615	1,987
Income tax provision (benefit)	377	803	62	62

Income from continuing operations	1,284	3,148	1,553	1,925
Income from discontinued operations, net of tax		—	10	10

Net Income	1,284	3,148	1,563	1,935
Preferred dividends	(41)	(41)	(563)	(563)

Income available to common shares	$1,243	$3,107	$1,000	$1,372

Basic income available to common shares per shares from
Continuing operations	$0.08	$0.20	$0.08	$0.11
Discounted operations	—	—		—

	$0.08	0.20	$0.08	$0.11

Diluted income available to common shares per share from
Continuing operations	$0.08	$0.19	$0.08	$0.10
Discontinued operation	—	—		—

	$0.08	0.19	$0.08	$0.10

Weighted average shares outstanding:
Basic	15,507	15,333	12,801	12,801
Diluted	16,338	16,671	14,142	13,969
Cash flow impact of the restatement for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	March 31,
	2006	2005
Net cash provided by (used in):
Operating activities
- As previously reported	4,622	(2,199)
- As restated	11,624	(3,887)

Investing activities
- As previously reported	(17,655)	(6,533)
- As restated	(26,173)	(9,234)

Financing activities
- As previously reported	138	35,119
- As restated	261	35,508
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
     SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). In September 2006, the Securities and Exchange Commission (SEC) provided guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes a dual approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We currently apply the dual approach to evaluate our misstatements and do not expect our adoption of this statement to affect our future financial reporting.
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

NOTE 2 — INSURANCE CLAIM ON 2005 BLACK SEA INCIDENTS
In 2005 two separate incidents occurred, in offshore Turkey in the Black Sea, which resulted in the loss of two caissons and three wells. Both of these incidents were insured. In December 2005 the Company received notice that the insurance company had reserved $10.6 million (net to the Company) for potential payment of this claim. As of December 31, 2005 the book value of the wells and caissons was $11.1 million. The costs associated with the caissons and lost wells, as well as the cost to redrill and replace the caissons, are development costs and are recorded as oil and gas natural properties. The oil and natural gas property will be assessed for possible impairment in accordance with the Company’s impairment policy, as a result of the increased cost associated with the development of the reserves. Insurance recoveries, if any, will be recorded as reductions of oil and natural gas properties when such amounts are received. See Note 10 for discussion of further developments.
NOTE 3 — STOCK BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” (SFAS 123R). SFAS 123R establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. Prior year financial statements are not restated. Additionally, under SFAS 123R, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. The Company’s results for the three months ended March 31, 2006 include an additional $23,382 of compensation expense, which is included in general and administrative expenses and the deferred compensation balance was eliminated against additional paid-in capital relating to the adoption of SFAS 123R.

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

Three Months
Ended
March 31, 2005
restated
Income available to common shares, as reported	$1,372
Basic earnings available to common shares per share reported	0.11
Diluted earnings available to common shares per share reported	0.10
Pro-forma stock-based compensation costs under the fair value method, net of related tax	26
Pro-forma income available to common shares, under the fair-value method	1,346
Pro-forma basic earnings available to common shares per share under the fair-value method	0.11
Pro-forma diluted earnings available to common shares per share under the fair-value method	0.10
The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options granted in 2005
Dividend yield per share (1)	—
Volatility (2)	70.9%
Risk-free interest rate (3)	4.0%
Expected lives (4)	5 years

(1)	Historically, we have not paid dividends on common shares and do not anticipate doing so during the expected lives of these options.

(2)	We estimated volatility based on historic rates of return on our common stock over periods similar to the expected lives of the related options.

(3)	We estimated the risk free rate based on treasury issues with lives similar to the expected lives of the related options based on quotes available at or near the dates of grant of the related options.

(4)	We estimated expected lives considering, a) the contractual term of the related options, b) the average age of options exercised near the date of grant of the related options and c) our expectation of our stock performance during the contractual period.
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
A summary of stock option transactions for the three months ended March 31, 2006 is as follows:

		WEIGHTED
		AVERAGE EXERCISE
	SHARES	PRICE
Outstanding at January 1, 2006	858,940	$5.07
Granted	—	—
Exercised	(15,350)	4.34
Forfeited	—	—

Outstanding at March 31, 2006	843,590	5.09

Exercisable at March 31, 2006	788,590	4.87

On the date of exercise, the intrinsic value of the options exercised, in the above table was approximately $378,000. During the three months ended March 31, 2006, we received cash from stock option exercises of $67,000 and recognized a tax benefit related to such exercises of $123,000.
Upon exercise, we issue the full amount of shares exercisable per the term of the options from new shares. We have no plans to repurchase those shares in the future.

In May 2005, stockholders approved the Toreador Resources Corporation 2005 Long-Term Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 250,000 shares of the Company’s common stock to key employees, key consultants and outside directors of the Company. The restricted stock grants vest over a three year period. Stock compensation expense of approximately $407,000 is included in the Statement of Operations for the three months ended March 31, 2006. As of March 31, 2006, the total compensation cost related to nonvested restricted grants not yet recognized is approximately $4 million. This amount will be recognized as compensation expense over the next 33 months.
The following table summarizes the changes in outstanding restricted stock grants along with their related grant-date fair values, during the three months ended March 31, 2006:

		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2006	114,560	$20.07
Shares granted	83,075	30.80
Shares vested	—	—
Shares forfeited	(300)	31.42

Non-vested at March 31, 2006	197,335	24.59

NOTE 4 – EARNINGS PER COMMON SHARE
The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation:

	Three Months Ended
	March 31,
	2006		2005
	(restated)		(restated)
	(in thousands, except per share data)
Basic earnings per share:
Numerator:
Income from continuing operations, net of tax	$3,148		$1,925
Income from discontinued operations, net of tax	—		10

Net income	3,148		1,935
Less: dividends on preferred shares	41		563

Net income available to common shareholders	$3,107		$1,372

Denominator:
Common shares outstanding	15,333		12,801

Income per share available to common shareholders	$0.20		$0.11

Diluted earnings per share:
Numerator:
Income from continuing operations, net of tax	$3,148		$1,925
Income from discontinued operations, net of tax	—		10

Net income	3,148		1,935
Plus: interest on convertible debt	6		14
Less: dividends on preferred shares	—		563

Income available to common shareholders	$3,154		$1,386

Denominator:
Weighted average common shares outstanding	15,333		12,801
Common stock options and warrants	725		948
Conversion of preferred shares	450		—	(1)
Conversion of 7.85% notes payable	—	(2)	—	(2)
Conversion of 5.0% notes payable	—	(3)	—	(3)
Restricted stock	57		—	(4)
Conversion of debenture	106		220

Diluted shares outstanding	16,671		13,969

Income per share available to common shareholders	$0.19		$0.10

(1)	The conversion of the preferred shares into 450,000 common shares would have been antidulitive at March 31, 2005, therefore there are no dilutive shares added.

(2)	The 7.85 % notes payable were converted to common stock in January 2005.

(3)	Conversion of these securities would result in issuance of 2,014,716 common shares that are antidulitive. The 5% notes payable were issued September 27, 2005 and September 30, 2005.

(4)	There were no restricted stock grants outstanding at March 31, 2005.

NOTE 5 – COMPREHENSIVE INCOME
The following table presents the components of comprehensive income (loss), net of related tax:

	Three Months Ended
	March 31,
	2006	2005
	(restated)	(restated)
Net income	$3,148	$1,935
Foreign currency translation adjustment and other	(125)	(5,187)

Comprehensive income (loss)	$3,023	$(3,252)

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
     Convertible Subordinated Notes
On January 13, 2005, the Company offered the option to the holders of the 7.85% convertible subordinated notes to exchange their notes for the aggregate number of shares of our common stock issuable upon conversion of each of their notes and that portion of interest payable pursuant to the notes that would otherwise have been payable to the holders through February 22, 2005 absent conversion of the notes prior to such date. On or prior to January 20, 2005, all of our 7.85% convertible subordinated notes due June 30, 2009 with a carrying value, net of unamortized loan fees, of $6.4 million were exchanged for an aggregate of 914,634 shares of our common stock and an aggregate cash payment (in lieu of interest) of approximately $85,000 which is included in interest expense.
     Convertible Debenture
Prior to the acquisition of Madison Oil Company, Madison Oil Company was party to a convertible debenture in the amount of approximately $2.2 million payable to PHD Partners LP and due on March 31, 2006. The general partner of PHD Partners LP is a corporation wholly-owned by David M. Brewer, a director and significant stockholder of Toreador. The original debenture bore interest at 10% per annum. As of March 31, 2004, the debenture was amended and restated to bear interest at 6% per annum, eliminate Toreador’s right under certain circumstances to force a conversion of the principal into shares of Toreador common stock and eliminate the Company’s ability to repay principal prior to maturity. At the holder’s option, the second amended and restated convertible debenture was convertible into Toreador common stock at a conversion price of $6.75 per share. On August 10, 2005, PHD Partners LP converted $675,000 of the second amended and restated debenture into 100,000 shares of our common stock. In the first quarter 2006, PHD Partners LP converted the remaining balance of $810,000 of the second amended and restated debenture into 119,962 shares of our common stock.
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
The following table summarizes the changes in our asset retirement liability during the quarters ended March 31, 2006 and 2005 (restated):

	2006	2005
Asset retirement obligation January 1	$3,630	$3,291
Accretion expense	50	35
Property additions	11	205
Foreign currency translation adjustment	48	(141)

Asset retirement obligation at March 31	$3,739	$3,390

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

	Three Months Ended March 31, 2006
	(restated)
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$1,630	$7,289	$850	$—	$—	$9,769
Costs and expenses	3,193	3,122	561	—	422	7,298

Operating income (loss)	$(1,563)	$4,167	$289	$—	$(422)	$2,471

	Three Months Ended March 31, 2005
	(restated)
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$1,783	$4,291	$602	$—	$—	$6,676
Costs and expenses	2,372	2,253	653	3	—	5,281

Operating income (loss)	$(589)	$2,038	$(51)	$(3)	$—	$1,395

	Total Assets (1)
	(restated)
	United
	States	France	Turkey	Romania	Hungary	Total
March 31, 2006	$92,540	$73,561	$83,305	$10,830	$10,049	$270,285

March 31, 2005	$46,014	$61,741	$22,178	$1,553	$—	$131,486

(1)	Each segment’s assets reflect the effect of intersegment eliminations.

NOTE 9 – INCOME TAXES
At March 31, 2006, the Company had recorded an income tax receivable of $4.6 million resulting primarily from an operating loss through March 31, 2006 in our U.S. segment. For the three months ended March 31, 2006 and 2005 we paid income taxes of approximately $0 and $900,000, respectively, related to 2004 taxable income. As of March 31, 2006, our U.S. net operating loss generated a $196,000 tax benefit which was reduced by a $999,000 foreign tax provision, resulting in an income tax provision of $803,000. Our effective income tax rate differs from the statutory rates applicable to jurisdictions in which we operate due primarily to a change in enacted tax rates in France along with a net operating loss carryback claim relating to our 2003 French taxable income we discovered during the preparation of our 2005 French income tax return.
Note 10 – Subsequent Events
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
     Notice of Default
The Company delayed the filing of its Quarterly Report on Form 10-Q for the nine month period ended September 30, 2006. The delay in filing such Form 10-Q is due to Toreador not completing its restated consolidated financial statements for the years ended December 31, 2003, 2004 and 2005 and its consolidated financial statements for the quarter ended March 31, as described in Note 1.
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
Under Section 6.02 of the Indenture, if an Event of Default occurs and is continuing, the Trustee by written notice to Toreador, or the holders of at least twenty five percent (25%) in aggregate principal amount of the securities then outstanding by written notice to Toreador and the Trustee, may declare the principal of, and any premium and accrued and unpaid interest, if any, and any premium on, all securities to be immediately due and payable. As of January 14, 2007 the notes outstanding have an aggregate principal amount of $86.25 million.
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
Pursuant to Section 19.1.1(b) of the Reserve Base Revolving Facility Agreement by and between Madison Energy France, Madison Oil France, Toreador, Madison Oil Company Europe, and Natixis Banques Populaires (“Natixis”), dated December 23, 2004 (the “Agreement”), Toreador was required to provide Natixis with its unaudited consolidated financial statements for the nine month period ended September 30, 2006 within forty-five (45) days after the end of such quarter. Natixis has waived such default and any other default under the Agreement as a result of Toreador not yet providing such financial statements until January 16, 2007. As of January 14, 2007, the Company had $11 million borrowed under the Agreement.
     New Secured Revolving Facility
On December 28, 2006, the Company as a guarantor and its direct and indirect subsidiaries, Toreador Turkey Ltd., as a borrower and guarantor, Toreador Romania Ltd., as a borrower and a guarantor, Madison Oil France SAS , as a borrower and a guarantor, Toreador Energy France S.C.S., as a borrower and a guarantor, and Toreador International Holding L.L.C., entered into a Loan and Guarantee Agreement with International Finance Corporation. The Loan and Guarantee Agreement provides for the A Loan Facility which is a secured revolving facility with a current maximum facility amount of $25 million which maximum facility amount will increase to $40 million when the projected total borrowing base amount exceeds $50 million. As of January 14, 2007 the A Loan Facility has not closed and is not yet available. The Loan and Guarantee Agreement also provides for a $10 million C Loan Facility to Toreador Turkey and Toreador Romania. As of January 14, 2007 the C Loan Facility has $10 million outstanding. Both the A Loan Facility and the C Loan Facility are to fund the borrowers’ operations in Turkey and Romania.
Interest will accrue on any loans under the A Loan Facility at a rate of 2% over the six month LIBOR rate. Interest accrues on the C Loan Facility at a rate of 1.5% over the six month LIBOR rate until any loans are made under the A Loan Facility after which the rate for the C Loan Facility shall be lowered to 0.5% over the six month LIBOR rate. The current interest rate at January 14, 2007 on the C Loan Facility is 6.86%. Interest is to be paid on each June 15 and December 15.
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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included elsewhere in this Amended Quarterly Report on Form 10-Q/A, as well as our Amended Annual Report on Form 10-K/A for the year ended December 31, 2005.
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
Restatement of previously issued financial statements
In August 2006, the management and audit committee of Toreador Resources Corporation (“Toreador,” “we,” “us,” “our,” or the “Company”) determined that the Company should restate its financial statements for the quarter ended March 31, 2006 and on September 7, 2006, the management and audit committee of Toreador determined that the Company should restate its consolidated financial statements as of and for the year ended December 31, 2005, and its unaudited consolidated financial statements for the quarter ended June 30, 2006.
On November 16, 2006, Toreador’s management and the chairman of the audit committee determined that Toreador should also restate its consolidated financial statements as of and for the years ended 2003 and 2004. The restatements are due to various errors that were discovered during and in conjunction with the audit of the restatements for the year ended December 31, 2005. The restatement of the financial statements for the years ended 2003 and 2004 has been approved by the Audit Committee.

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
The Company’s financial and operating highlights for the three months ended March 31, 2006, as restated, included the following:
•	Operating income of $2.5 million compared with $1.4 million for the three months ended March 31, 2005,

•	Production of 176 MBOE,

•	Cash flows from operating activities of $11.6 million,

•	Successful testing of the Dogu Ayazli #1 and #2 in South Akcakoca Sub-basin, offshore Turkey,

•	The Fauresti-185 well was successfully re-entered and is being completed as a gas producer. In initial testing, the well flowed approximately 2.0 million cubic feet of gas per day (MMcfd) with 15 barrels of associated condensate,

•	The production facility in the Fauresti Field has been completed and tested, and a pipeline connecting the facility to the national gas distribution system is under construction and is expected to be completed in the next few weeks.
LIQUIDITY AND CAPITAL RESOURCES
This section should be read in conjunction with Note 6 to Notes to Consolidated Financial Statements included in this filing.
The Company delayed the filing of its Quarterly Report on Form 10-Q for the nine month period ended September 30, 2006. The delay in filing such Form 10-Q is the due to Toreador not completing its restated consolidated financial statements for the years ended December 31, 2003, 2004 and 2005 and for its consolidated financial statements for each of the quarters ended March 31 and June 30, 2006, as described in Note 1.
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
Under Section 6.02 of the Indenture, if an Event of Default occurs and is continuing, the Trustee by written notice to Toreador, or the holders of at least twenty five percent (25%) in aggregate principal amount of the securities then outstanding by written notice to Toreador and the Trustee, may declare the principal of, and any premium and accrued and unpaid interest, if any, and any premium on, all securities to be immediately due and payable. As of January 14, 2007, the notes outstanding have an aggregate principal amount of $86.25 million.
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
Pursuant to Section 19.1.1(b) of the Reserve Base Revolving Facility Agreement by and between Madison Energy France, Madison Oil France, Toreador, Madison Oil Company Europe, and Natixis Banques Populaires (“Natixis”), dated December 23, 2004 (the “Agreement”), Toreador was required to provide Natixis with its unaudited consolidated financial statements for the nine month period ended September 30, 2006 within forty-five (45) days after the end of such quarter. Natixis has waived such default and any other default under the Agreement as a result of Toreador not yet providing such financial statements until January 16, 2007. As of January 14, 2007, the Company had $11 million borrowed under the Agreement.
     Liquidity
As of March 31, 2006, we had cash on hand and short-term investments of $78.8 million, a current ratio of approximately 3.8 to 1 and a debt (convertible debenture, long-term debt and convertible senior notes) to equity ratio of .66 to 1. For the three months ended March 31, 2006 and 2005, operating income was $2.5 million and $1.4 million, respectively, and capital expenditures were $27.4 million and $8.9 million, respectively.
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
     Non Secured Revolving Facility
On December 28, 2006, the Company as a guarantor and its direct and indirect subsidiaries, Toreador Turkey Ltd., as a borrower and guarantor, Toreador Romania Ltd., as a borrower and a guarantor, Madison Oil France SAS, as a borrower and a guarantor, Toreador Energy France S.C.S., as a borrower and a guarantor, and Toreador International Holding L.L.C., entered into a Loan and Guarantee Agreement with International Finance Corporation. The Loan and Guarantee Agreement provides for the A Loan Facility which is a secured revolving facility with a current maximum facility amount of $25 million which maximum facility amount will increase to $40 million when the projected total borrowing base amount exceeds $50 million. As of January 14, 2007, the A Loan Facility has not closed and is not yet available. The Loan and Guarantee Agreement also provides for a $10 million C Loan Facility to Toreador Turkey and Toreador Romania. The C Loan Facility has $10 million outstanding. Both the A Loan Facility and the C Loan Facility are to fund the borrowers’ operations in Turkey and Romania.
Interest will accrue on any loans under the A Loan Facility at a rate of 2% over the six month LIBOR rate. Interest accrues on the C Loan Facility at a rate of 1.5% over the six month LIBOR rate until any loans are made under the A Loan Facility after which the rate for the C Loan Facility shall be lowered to 0.5% over the six month LIBOR rate. At January 14, 2007, the interest rate on the C Loan Facility is 6.86%. Interest is to be paid on each June 15 and December 15.
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
     Convertible Senior Notes
On September 27, 2005, we sold $75 million of Convertible Senior Notes due October 1, 2025 to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The Company also granted the initial purchasers the option to purchase an additional $11.25 million aggregate principal amount of Notes to cover over-allotments. The option was exercised on September 30, 2005, which resulted in a total principal amount of $86.25 million and total net proceeds of approximately $82.2 million. The funds have been and will be used for general corporate purposes, including funding a portion of the Company’s 2005 and 2006 exploration and development activities. (See Note 6 to Notes to Consolidated Financial Statements for additional detail)
     Dividend and Interest Requirements
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
     Contractual Obligations
We believe that sufficient funds will be available from operating cash flow, cash on hand, our current facilities, other facilities that we may enter into and any future public or private issuance of debt or equity securities to meet anticipated capital budget requirements and fund potential acquisitions through March 31, 2007.
CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in Form 10-K/A for the year ended December 31, 2005. We have identified below policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates on a periodic basis and base our estimates on experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:
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
     Reserve Estimates
Proved reserves are estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods as well as oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery after testing by a pilot project or after the operation of an installed program has been confirmed through production response that increased recovery will be achieved. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage is limited (i) to those drilling units offsetting productive units that are reasonably certain of production when drilled and (ii) to other undrilled units where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. We emphasize that the volume of reserves are estimates that by their nature are subject to revision. The estimates are made using geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data. We had a downward reserve revision of 2.4% for the year ended December 31, 2005 and upward reserve revisions of 5.03% and 2.34% of proved reserves during the years ended December 31, 2004 and 2003, respectively. These reserve revisions resulted primarily from improved or a decline in performance from a variety of sources such as an addition to or a reduction in recoveries below or above previously established lowest known hydrocarbon levels, improved or a decline in drainage from natural drive mechanisms, and the realization of improved or declined drainage areas. If the estimates of proved reserves were to decline, the rate at which we record depletion expense would increase.
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

RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
The following tables present production and average unit prices for the geographic segments indicated:

	For the Three Months Ended March 31,
	2006	2005
Production
Oil (MBbls):
United States	14	15
France	125	97
Turkey	17	16

Total	156	128

Gas (MMcf):
United States	118	125
France	—	—
Turkey	—	—

Total	118	125

MBOE:
United States	34	36
France	125	97
Turkey	17	16

Total	176	149

Average Price
Oil ($/Bbl):
United States	$56.96	$46.94
France	58.23	44.15
Turkey	51.62	36.48

Total	$57.42	$43.49

Gas ($/Mcf):
United States	$6.12	$6.17
France	—	—
Turkey	—	—

Total	$6.12	$6.17

$/BOE:
United States	$45.29	$41.15
France	58.23	44.15
Turkey	51.62	36.48

Total	$55.11	$42.59

Revenue
     Oil and natural gas sales
Oil and natural gas sales for the three months ended March 31, 2006 were $9.8 million, as compared to $6.7 million for the comparable period in 2005. This increase is primarily due to a $12.52 per BOE increase in price that resulted in a $1.9 million increase in revenue and an increase in production of 27 MBOE that resulted in an additional $1.5 million of revenue. The increase in production was primarily due to the Charmottes #111 that was placed on production in December 2005.
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
Costs and expenses
     Lease operating
Lease operating expense was $2.4 million, or $13.83 per BOE produced for the quarter ended March 31, 2006, as compared to $2.1 million, or $14.22 per BOE produced for the comparable period in 2005. The $300,000 increase is primarily due to additional operating expense incurred on our older wells.
     Exploration expense
Exploration expense for the first quarter of 2006 was $1.1 million, as compared to $374,000 in the first quarter of 2005. This increase is due primarily to our Hungarian operation that was acquired in the second quarter of 2005 and an increase in our exploration staff to support our growing exploration program.
     Depreciation, depletion and amortization
First quarter 2006 depreciation, depletion and amortization expense was $1.3 million or $7.39 per BOE produced, as compared to $983,000, or $6.60 per BOE produced for the first quarter of 2005. This increase is primarily due to the development drilling and workover program in France in 2005.
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

Other income and expense
Other income and expense resulted in income of $1.5 million for the three months ended March 31, 2006 versus income of $592,000 for the comparable period in 2005. The increase is primarily due to the increase in interest income earned on the proceeds from the sale of the 5% Convertible Notes and common stock, which was partially offset by an increase in interest expense associated with the 5% Convertible Notes sold in September 2005. We also realized a foreign exchange gain of $630,000 that was primarily attributable to a Euro deposit account that was established in late 2005. The gain was partially offset by a $428,000 foreign exchange loss in Turkey. We purchased the Euros when the value was $1.17 and on March 31, 2006 the Euro was valued at approximately $1.21. In the first quarter of 2006 we sold a hydraulic hammer that was purchased in the second quarter of 2005 for use in our Black Sea operation that resulted in a gain of $471,000.
Income available to common shareholders
For the first quarter of 2006, we reported income from continuing operations after taxes of $3.1 million, compared with $1.9 million for the same period of 2005. First quarter 2006 income available to common shareholders was $3.1 million versus $1.4 million in the first quarter of 2005.
Other comprehensive income
The most significant element of comprehensive income, other than net income, is foreign currency translation. As of December 31, 2005, we had accumulated an unrealized loss of $3.3 million. In the first quarter 2006 we had an unrealized loss of $3.5 million. The functional currency of our operations in France is the Euro, the functional currency in Romania, Turkey and in Hungary is the US Dollar. The exchange rates at March 31, 2006 were US $1.20 per Euro, US $0.00005 per Romania Lei and US $0.005 per Hungarian Forint. The Euro rate at March 31, 2005, was US $1.30 per Euro, US $0.75 per New Turkish Lira, and US $0.0004 per Romania Lei. There were no Hungarian operations during the first quarter of 2005.
Off-balance sheet arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and

Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives because of the material weaknesses described below.
During our review of the system of controls and procedures surrounding the information technology system as of December 31, 2005, such review revealed that 1) several employees could prepare and post entries, leading to segregation of duties issues; 2) inadequate security over the proper storage of offsite back-up tapes and the periodic review of back-up tapes to ensure their accuracy; 3) security logs generated by the system were not periodically reviewed and terminated employees were not disconnected from the system in a timely manner and 4) several authorized users of our accounting system had access to modules that create additional segregation of duties issues. We have restricted access to the journal entry module within our accounting system, and implemented a control to ensure that posted journal entries are property supported and approved. We are still in the process of reviewing logical access to our accounting system and modifying such access to prevent segregation of duties issues. Additionally, we are currently in the process of reviewing our practices in implementing changes or compensating controls when necessary to remediate the other weakness mentioned above. Included in our remediation activities was the hiring of a full-time information technology professional to supervise these efforts.
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
As a result of the restatement of our financial statements for the years ended December 31, 2003, 2004 and 2005 and for the three months ended March 31, 2006, we identified the following material weaknesses:
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
In addition, in connection with our originally filed Form 10-Q for the quarter ended March 31, 2006, we reported the following material weaknesses.
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

Changes in Internal Control over Financial Reporting
Management has addressed these material weaknesses as follows:
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
During the year-end audit of the statutory accounts of our French subsidiary, several audit adjustments were recorded to the statutory accounts, which affected the tax basis of our French oil and gas properties. During the preparation of our deferred tax provision, our French staff failed to consider the statutory audit adjustments in determining the book – tax basis difference, which resulted in an error in our deferred tax provision for France. During the course of performing the year-end audit, our registered independent accounting firm detected the omission of the statutory audit adjustments and we have corrected our French deferred tax provision accordingly. We engaged an independent third party in May 2006 in France, to verify that all statutory adjustments are properly prepared and correctly stated in the statutory books.
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
The changes described above represent changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management is currently evaluating the implementation of additional procedures that may be necessary to fully remediate these material weaknesses. Management is in the process of making the following changes to its system of internal controls.
•	Improving the computerized integrated financial reporting system. This will automate the manual processes that are causing errors in spreadsheets.

•	Hiring additional experienced accounting staff to allow for improved segregation of duties and a more thorough review, by senior financial officers, of the financial statements and underlying supporting documentation.

•	Providing additional training to our accounting staff and acquiring other accounting resources to improve our ability to report our financial statements in accordance with generally accepted accounting principles.

•	Formally documenting our accounting policies and procedures.
PART II. OTHER INFORMATION
ITEM 6 – EXHIBITS

Exhibit
Number	Description	Incorporation by Reference
10.1	Summary Sheet: 2006 Executive Officer Annual Base Salaries	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on February 1, 2006.

10.2	Summary Sheet: 2006 Short-Term Incentive Compensation Plan	Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on February 1, 2006.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION, Registrant
January 14, 2007	/s/ G. Thomas Graves III
G. Thomas Graves III
President and Chief Executive Officer

January 14, 2007	/s/ Douglas W. Weir
Douglas W. Weir
Senior Vice President and Chief Financial Officer

January 14, 2007	/s/ Charles J. Campise
Charles J. Campise
Vice President – Accounting and Chief Accounting Officer