Form 10-Q/A
period 2006-06-30
TOREADOR RESOURCES CORP
filed 2007-01-16
CIK 98720

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 12, 2007, there were 15,934,484 shares of common stock outstanding.

TOREADOR RESOURCES CORPORATION

(1)	As described in Note 1, the financial statements for 2005 and 2006 have been restated.

Explanatory Note About This Report
In August 2006, the management and audit committee of Toreador Resources Corporation (“Toreador,” “we,” “us,” “our,” or the “Company”) determined, that the Company should restate its financial statements for the quarter ended March 31, 2006 and on September 7, 2006, the management and audit committee of Toreador determined, that the Company should restate its consolidated financial statements as of and for the year-ended December 31, 2005, and its consolidated financial statements for the quarter ended June 30, 2006.
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
This Amendment No. 1 on Form 10-Q amends and restates only Items 1, 2 and 4 of Part I and Item 6 of Part II of the Form 10-Q for the three and six-months ended June 30, 2006. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s original Form 10-Q for the three and six-months ended June 30, 2006. Except for the foregoing amended information, this Form 10-Q/A continues to describe the conditions as of the date of the original Form 10-Q for the three and six-months ended June 30, 2006, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. In addition, the filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement made therein not misleading. This Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q for the three and six-months ended June 30, 2006, including any amendments to those filings. In addition, pursuant to the rules of the Securities and Exchange Commission, Exhibits 31.1, 31.2, 31.3 and 32.1 of the original Form 10-Q have been amended and filed herewith to contain currently dated certifications from our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and per share)
(Unaudited)

	June 30,	December 31,
	2006	2005
	(restated)	(restated)
ASSETS

Current assets:
Cash and cash equivalents	$51,246	$53,113
Short-term investments	—	40,000
Accounts and notes receivable	5,531	8,162
Income taxes receivable	5,099	4,453
Other	2,974	6,537

Total current assets	64,850	112,265

Oil and gas properties, net, using successful efforts method of accounting	189,991	138,158
Advances to and investments in unconsolidated entities	2,508	2,251
Goodwill	4,233	4,195
Other assets	5,587	4,945

	$267,169	$261,814

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$27,093	$19,248
Convertible debenture – related party	—	810
Income taxes payable	1,492	908

Total current liabilities	28,585	20,966

Long-term accrued liabilities	1,064	1,410
Long-term debt	—	5,000
Long-term asset retirement obligations	3,947	3,630
Deferred income tax liabilities	11,732	12,199
Convertible senior notes	86,250	86,250

Total liabilities	131,578	129,455

Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A-1, $1.00 par value, 4,000,000 shares authorized; liquidation preference of $1,800; 72,000 shares issued and outstanding	72	72
Common stock, $0.15625 par value, 30,000,000 shares authorized;16,647,761 and 16,142,824 shares issued and outstanding	2,601	2,522
Additional paid-in capital	109,122	108,001
Retained earnings	34,782	29,564
Accumulated other comprehensive loss	(8,452)	(3,364)
Deferred compensation	—	(1,902)
Treasury stock, at cost, 721,027 shares	(2,534)	(2,534)

Total stockholders’ equity	135,591	132,359

	$267,169	$261,814

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended June 30,
	2006	2005
	(restated)	(restated)
Oil and natural gas sales	$10,303	$7,164

Operating costs and expenses:
Lease operating	2,653	2,140
Exploration expense	1,185	431
Depreciation, depletion and amortization	1,287	950
General and administrative	2,377	1,955

Total operating costs and expenses	7,502	5,476

Operating income	2,801	1,688

Other income (expense):
Equity in earnings of unconsolidated investments	96	35
Gain on sale of properties and other assets	180	12
Foreign currency exchange loss	(1,137)	(53)
Interest income and expense and other, net	617	89

Total other income (expense), net	(244)	83

Income before taxes	2,557	1,771
Income tax provision (benefit)	984	(185)

Income from continuing operations	1,573	1,956
Income from discontinued operations, net of tax	—	1

Net income	1,573	1,957
Preferred dividends	(41)	(40)

Income available to common shares	$1,532	$1,917

Basic income available to common shares per share	$0.10	$0.14

Diluted income available to common shares per share	$0.09	$0.13

Weighted average shares outstanding:

Basic	15,492	14,172

Diluted	16,598	15,601

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(restated)	(restated)
Revenue:
Oil and natural gas sales	$20,072	$13,840

Operating costs and expenses:
Lease operating	5,088	4,260
Exploration expense	2,238	805
Depreciation, depletion and amortization	2,589	1,933
General and administrative	4,885	3,759

Total operating costs and expenses	14,800	10,757

Operating income	5,272	3,083

Other income (expense):
Equity in earnings of unconsolidated investments	192	124
Gain on sale of properties and other assets	651	12
Foreign currency exchange loss	(873)	(40)
Interest income and expense and other, net	1,266	579

Total other income, net	1,236	675

Income before taxes	6,508	3,758
Income tax provision (benefit)	1,787	(123)

Income from continuing operations	4,721	3,881
Income from discontinued operations, net of tax	—	11

Net income	4,721	3,892
Preferred dividends	(82)	(603)

Income available to common shares	$4,639	$3,289

Basic income available to common shares per share	$0.30	$0.24

Diluted income available to common shares per share	$0.28	$0.23

Weighted average shares outstanding:

Basic	15,413	13,490

Diluted	16,634	14,789

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(restated)	(restated)
Cash flows from operating activities:
Net income	$4,721	$3,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,579	1,933
Dry holes and abandonments	92	126
Gain on sale of properties	(651)	(12)
Deferred income taxes	(467)	4,229
Equity in earnings of unconsolidated investments	(192)	(124)
Stock based compensation	1,138	77
Realized losses on foreign currency transactions	873	40
Change in operating assets and liabilities:
(Increase) decrease in accounts and notes receivables	2,631	(397)
Increase in income taxes receivable	(646)	(3,768)
(Increase) decrease in other current assets	2,829	(1,899)
Increase in accounts payable and accrued liabilities	7,499	882
Increase (decrease) in income taxes payable	584	357

Net cash provided by operating activities	20,990	5,336

Cash flows from investing activities:
Expenditures for property and equipment	(55,350)	(23,359)
Short-term investments	40,000	—
Proceeds from the sale of properties and equipment	1,549	28
Net cash paid for acquisitions	—	(8,751)
Investment in unconsolidated subsidiaries	(65)	(510)

Net cash used in investing activities	(13,866)	(32,592)

Cash flows from financing activities:
Borrowings from long-term debt	—	1,963
Repayments of long-term debt	(5,000)	(2,000)
Proceeds from issuance of common stock	—	32,872
Payment of preferred dividends	(82)	(105)
Tax benefit of stock options exercised	1,210	—
Exercise of stock options	969	1,823

Net cash provided by (used in) financing activities	(2,903)	34,553

Net increase in cash and cash equivalents	4,221	7,297

Effects of foreign currency translation on cash and cash equivalents	(6,088)	(2,468)

Cash and cash equivalents, beginning of period	53,113	4,977

Cash and cash equivalents, end of period	$51,246	$9,806

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
     Restatement of Previously Issued Financial Statements
In August 2006 the management and audit committee of Toreador Resources Corporation determined, that the Company should restated its financial statements for the quarter ended March 31, 2006 and on September 7, 2006, the management and audit committee of Toreador determined, determined that the Company should restate its consolidated financial statements as of and for the year ended December 31, 2005, and its consolidated financial statements for the quarter ended June 30, 2006.
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
The accompanying balance sheet at June 30, 2006 and December 31, 2005 and related consolidated statements of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for six months ended June 30, 2006 and 2005 have been restated. The significant adjustments are as follows:
Capitalization of Interest
We determined that the costs incurred in connection with the development program in offshore Turkey met the definition of a qualifying asset, as defined, and satisfied the three conditions for capitalization outlined Statement of Financial Accounting Standards No. 34, as amended, Capitalization of Interest Cost. Prior to April, 1 2006, we had not capitalized any interest related to development costs incurred. These adjustments reduce interest expense and increase capitalized oil and gas properties on the consolidated balance sheet. For the three months and six months ended June 30, 2006 and 2005 the pre-tax adjustment was $1.1 million, $2.1 million, and $92,000 and $268,000, respectively.
Insurance Claim Adjustments
In 2005 two separate, significant property loss incidents occurred in offshore Turkey in the Black Sea, which resulted in the loss of two caissons and three wells. Both of these instances were insured. In December 2005, the Company received notice that the insurance company had reserved $10.6 million, net to the Company, for potential payment of these claims. As of December 31, 2005, the net book value of the wells and caissons was $11.1 million. In December 2005, the Company recorded the expected insurance recovery of $10.6 million as a receivable and reduced oil and gas properties and expensed the difference between the book value of the wells and caissons of $569,000 as a loss on involuntary conversions. In addition, the quarter ended March 31, 2006, the Company recorded an allowance against the insurance receivable of $1.5 million. This adjustment was revised in the restated financial statements for the quarter ended March 31, 2006. The Company subsequently concluded that under successful efforts accounting these were development wells and the costs associated with the lost wells and caissons, as well as the costs to re-drill the wells, should be capitalized and no gain or loss recorded. As a result, oil and gas properties were increased $11.1 million, the insurance receivable was decreased $10.6 million and $569,000 was credited to income. The oil and gas properties including the $11.1 million were assessed for possible impairment in accordance with the Company’s impairment policies and no impairment was deemed necessary. Future insurance recoveries from these losses, if any, will be recorded as reductions of oil and gas properties.
Foreign Currency
The Company follows Statement of Financial Accounting Standards No. 52 Foreign Currency Translation (SFAS 52) to translate the functional currency financial statements of the foreign subsidiaries to the reporting currency financial statements for consolidation purposes. During the process of performing these calculations, the Company determined that they had errors in the formulas used to calculate these adjustments that resulted in conversions being incorrectly computed. In addition, the Company incorrectly recorded certain foreign currency transactions in other comprehensive income that should have been recorded as foreign currency transaction gain and losses. Finally, the Company incorrectly used the Turkish Lira as their functional currency instead of the US dollar under the criteria of SFAS 52.
For the three and six months ended June 30, 2006, the pre-tax adjustment was $2.0 million and $2.4 million reduction in other income.
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
For the three and six months ended June 30, 2006, the pre-tax adjustment was a decrease of $179,000 and a decrease of $348,000 respectively, in DD&A expense. For the three and six months ended June 30, 2005, the pre-tax adjustment to DD&A expense was zero and an increase of $66,000, respectively.

The effect of the restatements on the consolidated balance sheet as of June 30, 2006, the consolidated statement of operations for the three month and six month periods ended June 30, 2006 and 2005 and the consolidated statement of cash flows for the six month period ended June 30, 2006 is as follows:
TOREADOR RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(UNAUDITED)

	June 30,		December 31,
	2006		2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
ASSETS
Current assets	$76,687	$64,850	$118,992	$112,265
Oil & Gas Properties, net using successful	175,412	189,991	134,035	138,158
Advances to and investments in unconsolidated entities	2,508	2,508	2,251	2,251
Goodwill	2,487	4,233	2,487	4,195
Other Assets	6,053	5,587	5,415	4,945

Total Assets	$263,147	$267,169	$263,180	$261,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$28,608	$28,585	$24,197	$20,966

Long-term liabilities	100,024	102,993	104,739	108,489

Stockholders’ Equity:
Preferred stock	72	72	72	72
Common Stock	2,601	2,601	2,522	2,522
Additional paid-in capital	109,224	109,122	108,001	108,001
Retained earnings	36,842	34,782	31,346	29,564
Accumulated other comprehensive income (loss)	(11,690)	(8,452)	(3,261)	(3,364)
Deferred compensation	—	—	(1,902)	(1,902)
Treasury stock, at cost	(2,534)	(2,534)	(2,534)	(2,534)

Total Stockholders’ Equity	134,515	135,591	134,244	132,359

Total liabilities and stockholders’ equity	$263,147	$267,169	$263,180	$261,814

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended June 30,
	2006		2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Oil and natural gas sales	$10,303	$10,303	$7,164	$7,164

Operating costs and expenses	7,468	7,502	5,476	5,476

Operating Income	2,835	2,801	1,688	1,688

Other Income (expense), net	1,638	(244)	(9)	83

Income before taxes	4,473	2,557	1,679	1,771
Income tax provision (benefit)	1,884	984	(185)	(185)

Income from continuing operations	2,589	1,573	1,864	1,956
Income from discontinued operations, net of tax	—	—	1	1

Net Income	2,589	1,573	1,865	1,957
Preferred dividends	(41)	(41)	(40)	(40)

Income available to common shares	$2,548	$1,532	$1,825	$1,917

Basic income available to common shares per share from
Continuing operations	0.16	0.10	0.13	0.14
Discontinued operations	—	—	—	—

	$0.16	$0.10	$0.13	$0.14

Diluted income available to common shares per share from
Continuing operations	0.15	0.09	0.12	0.13
Discontinued operations	—	—	—	—

	$0.15	$0.09	$0.12	$0.13

Weighted average shares outstanding:
Basic	15,728	15,492	14,171	14,172
Diluted	16,775	16,598	15,610	15,601
TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(UNAUDITED)

	Six Months Ended June 30,
	2006		2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Oil and natural gas sales	$20,072	$20,072	$13,578	$13,840

Operating costs and expenses	14,947	14,800	10,691	10,757

Operating Income	5,125	5,272	2,887	3,083

Other Income (expense), net	3,140	1,236	407	675

Income before taxes	8,265	6,508	3,294	3,758
Income tax provision (benefit)	2,687	1,787	(123)	(123)

Income from continuing operations	5,578	4,721	3,417	3,881
Income from discontinued operations, net of tax	—	—	11	11

Net Income	5,578	4,721	3,428	3,892
Preferred dividends	(81)	(82)	(603)	(603)

Income available to common shares	$5,497	4,639	$2,825	3,289

Basic income available to common shares per share
Continuing operations	0.35	0.30	0.21	0.24
Discontinued operations	—	—	—	—

	0.35	0.30	0.21	0.24

Diluted income available to common shares per share from
Continuing operations	0.33	0.28	0.20	0.23
Discontinued operations	—	—	—	—

	$0.33	0.28	$0.20	0.23

Weighted average shares outstanding:
Basic	15,618	15,413	13,490	13,490
Diluted	16,717	16,634	14,565	14,789
Cash flow impact of the restatement for the six months ended June 30, 2006 and 2005 are as follows (in thousands):

	June 30,
	2006	2005
Net cash provided by (used in):
Operating activities
- As previously reported	19,377	4,268
- As restated	20,990	5,336
Investing activities
- As previously reported	(50,377)	(34,286)
- As restated	(13,866)	(32,592)
Financing activities
- As previously reported	(4,112)	34,038
- As restated	(2,903)	34,553
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

NOTE 2 – INSURANCE CLAIM ON 2005 BLACK SEA INCIDENTS
In 2005 two separate incidents occurred, in offshore Turkey in the Black Sea, which resulted in the loss of two caissons and three wells. Both of these incidents were insured. In December 2005 the Company received notice that the insurance company has reserved $10.6 million (net to the Company) for potential payment of this claim. As of December 31, 2005 the book value of the wells and caissons was $11.1 million. The costs associated with the caissons and lost wells, as well as the cost to redrill and replace the caissons, are development costs and are recorded as oil and natural gas properties. The oil and natural gas property will be assessed for possible impairment in accordance with the Company’s impairment policy, as a result of the increased cost associated with the development of the reserves. Insurance recoveries, if any, will be recorded as reductions of oil and natural gas properties when such amounts are received. See Note 10 for discussion of further developments.
NOTE 3 – STOCK-BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” (SFAS 123R). SFAS 123R establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. Prior year financial statements are not restated. Additionally, under SFAS 123R, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities. The Company’s results for the three and six months ended June 30, 2006 include an additional $18,168 and $41,550, respectively, of compensation expense, which is included in general and administrative expenses relating to the adoption of SFAS 123R.
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

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(restated)	(restated)

Income applicable to common shares, as reported	$1,917	$3,289
Basic earnings available to common shares per share as reported	0.14	0.24
Diluted earnings available to common shares per share reported	0.13	0.23
Pro-forma stock-based compensation costs under the fair value method, net of related tax	15	41
Pro-forma income available to common shares, as under the fair-value method	1,902	3,248
Pro-forma basic earnings available to common shares per share under the fair-value method	0.13	0.24
Pro-forma diluted earnings available to common shares per share under the fair-value method	0.13	0.22
The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options granted in
2005
Dividend yield per share (1)	—
Volatility (2)	70.9%
Risk-free interest rate (3)	4.0%
Expected lives (4)	5 years

(1)	Historically, we have not paid dividends on common shares and do not anticipate doing so during the expected lives of these options.

(2)	We estimated volatility based on historic rates of return on our common stock over periods similar to the expected lives of the related options.

(3)	We estimated the risk free rate based on treasury issues with lives similar to the expected lives of the related options based on quotes available at or near the dates of grant of the related options.

(4)	We estimated expected lives considering, a) the contractual term of the related options, b) the average age of options exercised near the date of grant of the related options and c) our expectation of our stock performance during the contractual period.
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
A summary of stock option transactions for the six months ended June 30, 2006 is as follows:

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

In May 2005, stockholders approved the Toreador Resources Corporation 2005 Long-Term Incentive Plan (the “Plan”). The Plan, as amended, authorizes the issuance of up to 750,000 shares of the Company’s common stock to key employees, key consultants and outside directors of the Company. The Board of Directors has authorized a total of 322,635 shares of restricted stock which have been granted to employees, key consultants and non-employee directors. The compensation cost is measured by the difference between the quoted market price of the stock at the date of grant and the price, if any, to be paid by an employee and is recognized as expense over the period the recipient performs related services. The restricted stock grants vest over a one to four year period depending on the grant and the average price of the stock on the date of the grants was $27.49. Stock compensation expense of approximately $684,000 and $1.1 million is included in the Statement of Operations for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, the total compensation cost related to nonvested restricted grants not yet recognized is approximately $6.9 million. This amount will be recognized as compensation expense over the next 45 months.
The following table summarizes the changes in outstanding restricted stock grants along with their related grant-date fair values, during the six months ended June 30, 2006:

		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2006	114,560	$20.07
Shares granted	208,075	29.12
Shares vested	(29,479)	(16.90)
Shares forfeited	(300)	(31.42)

Non-vested at June 30, 2006	292,856	26.82

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
The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	(restated)		(restated)		(restated)		(restated)
	(in thousands, except per share data)
Basic earnings per share:
Numerator:
Income from continuing operations, net of tax	$1,573		$1,956		$4,721		$3,881
Income from discontinued operations, net of tax	—		1		—		11

Net income	1,573		1,957		4,721		3,892
Less: dividends on preferred shares	41		40		82		603

Net income available to common shares	$1,532		$1,917		$4,639		$3,289

Denominator:
Common shares outstanding	15,492		14,172		15,413		13,490

Income per share available to common shares	$0.10		$0.14		$0.30		$0.24

Diluted earnings per share:
Numerator:
Income from continuing operations, net of tax	$1,573		$1,956		$4,721		$3,881
Income from discontinued operations, net of tax	—		1		—		11

Net income	1,573		1,957		4,721		3,892
Plus: interest on convertible debt	—		14		6		28
Less: dividends on preferred shares	—		—		—		563

Income available to common shares	$1,573		$1,971		$4,727		$3,357

Denominator:
Common shares outstanding	15,492		14,172		15,413		13,490
Common stock options and warrants	598		759		661		854
Conversion of preferred shares	450		450		450		225
Conversion of 5.0% notes payable	—	(1)	—	(1)	—	(1)	—	(1)
Restricted stock	58		—		57		—
Conversion of debenture	—		220		53		220

Diluted shares outstanding	16,598		15,601		16,634		14,789

Income per share available to common shares common shares	$0.09		$0.13		$0.28		$0.23

(1)	Conversion of these securities would result in issuance of 2,014,716 common shares that are antidulitive; therefore, there are no dilutive shares added at June 30, 2006. The 5% notes payable were issued September 27, 2005 and September 30, 2005.

(2)	There were no restricted stock issuances for the three and six months ended June 30, 2005.
NOTE 5 – COMPREHENSIVE LOSS
The following table presents the components of comprehensive loss net of related tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(restated)	(restated)	(restated)	(restated)
Net income	$1,573	$1,957	$4,721	$3,892
Foreign currency translation adjustment	(4,963)	(10,643)	(5,088)	(15,830)

Comprehensive loss	$(3,390)	$(8,686)	$(367)	$(11,938)

NOTE 6 – LONG-TERM DEBT
See note 10
Convertible Senior Notes due October 1, 2025
On September 27, 2005, we sold $75 million of Convertible Senior Notes due October 1, 2025 (“Notes”) to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The Company also granted the initial purchasers the option to purchase an additional $11.25 million aggregate principal amount of Notes to cover over-allotments. The option was exercised on September 30, 2005. The total principal amount of Notes issued was $86.25 million and total net proceeds were approximately $82.2 million. We incurred approximately $4.1 million of costs associated with the issuance of the Notes; this cost has been recorded in other assets on the balance sheet and charged to interest expense over the life of the Notes. The net proceeds have been and will be used for general corporate purposes, including funding a portion of the Company’s exploration and development activities.
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
Interest Payments
For the three and six months ended June 30, 2006 we have made cash payments for interest of zero and $2.2 million, respectively, and for the three and six months ended June 30, 2005 we made no cash payments for interest.
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

	2006	2005
Asset retirement obligation January 1	$3,630	$3,291
Asset retirement accretion expense	102	69
Property additions	11	274
Foreign currency translation adjustment	204	(340)

Asset retirement obligation at June 30	$3,947	$3,294

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

	Three Months Ended June 30, 2006
	(restated)
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$1,863	$7,441	$999	$—	$—	$10,303
Costs and expenses	2,608	3,627	545	213	509	7,502

Operating income (loss)	$(745)	$3,814	$454	$(213)	$(509)	$2,801

	Three Months Ended June 30, 2005
	(restated)
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$1,744	$4,745	$675	$—	$—	$7,164
Costs and expenses	2,706	2,245	512	13	—	5,476

Operating income (loss)	$(962)	$2,500	$163	$(13)	$—	$1,688

	Six Months Ended June 30, 2006
	(restated)
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$3,493	$14,730	$1,849	$—	$—	$20,072
Costs and expenses	5,801	6,749	1,106	213	931	14,800

Operating income (loss)	$(2,308)	$7,981	$743	$(213)	$(931)	$5,272

	Six Months Ended June 30, 2005
	(restated)
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$3,527	$9,036	$1,277	$—	$—	$13,840
Costs and expenses	5,078	4,498	1,165	16	—	10,757

Operating income (loss)	$(1,551)	$4,538	$112	$(16)	$—	$3,083

	Total Assets (1) (restated)
	United
	States	France	Turkey	Romania	Hungary	Total
June 30, 2006	$52,233	$81,217	$107,332	$13,624	$12,763	$267,169

June 30, 2005	$25,022	$56,162	$35,500	$2,970	$10,216	$129,870

(1)	Total consolidated assets reflect the effect of intersegment eliminations.
NOTE 9 – INCOME TAXES
At June 30, 2006, the Company had recorded an income tax receivable of $5.1 million resulting primarily from a tax net operating loss through June 30, 2006 in our U.S. segment and a $1.5 million income tax payable resulting primarily from our net operating income through June 30, 2006 in our French segment. For the six months ended June 30, 2006 and 2005 we paid income taxes of zero and approximately $900,000, respectively, related to 2004 taxable income. As of June 30, 2006, our U.S. net operating income generated a $273,000 tax provision which was increased by a $1.5 million foreign tax provision, resulting in an income tax provision of $1.8 million. Our effective income tax rate differs from the statutory rates applicable to jurisdictions in which we operate due primarily to a change in enacted tax rates in France along with a net operating loss carryback claim relating to our 2003 French taxable income we discovered during the preparation of our 2005 French income tax return.
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
Note 10 – Subsequent Events
Insurance Claims
In 2005 two separate incidents occurred, in offshore Turkey in the Black Sea, which resulted in the loss of two caissons and three wells. Both of these incidents were insured under two “Construction All Risk,” or CAR policies and two “Operator’s Extra Expense,” or OEE policies.
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
Under Section 7.2.1 of the Credit Agreement, dated December 30, 2004 (the “Credit Agreement”), between Toreador Exploration & Production, Inc., Toreador Acquisition Corporation (collectively, the “Borrowers”) and Texas Capital Bank, N.A. (“Texas Capital”), the Borrowers are required to provide Texas Capital on or before the 60th day after the last day of each fiscal quarter, a copy of the unaudited consolidated financial statements of Toreador. Under Section 8.1.7 of the Credit Agreement, an Event of Default would occur if either the Borrowers or Toreador, as Guarantor under the Credit Agreement, default in the performance or observance of any other provision contained in any agreements or instruments evidencing or governing a material debt and such default is not waived and continues beyond any applicable cure period. Texas Capital, however, has waived the Default and Event of Default until January 16, 2007. As of January 14, 2007 the Company had $5.55 million borrowed under the Credit Agreement.
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
New Secured Revolving Facility
On December 28, 2006, the Company as a guarantor and its direct and indirect subsidiaries, Toreador Turkey Ltd., as a borrower and guarantor, Toreador Romania Ltd., as a borrower and a guarantor, Madison Oil France SAS , as a borrower and a guarantor, Toreador Energy France S.C.S., as a borrower and a guarantor, and Toreador International Holding L.L.C., entered into a Loan and Guarantee Agreement with International Finance Corporation. The Loan and Guarantee Agreement provides for the A Loan Facility which is a secured revolving facility with a current maximum facility amount of $25 million which maximum facility amount will increase to $40 million when the projected total borrowing base amount exceeds $50 million. As of January 14, 2007 the A Loan Facility has not closed and is not yet available. The Loan and Guarantee Agreement also provides for a $10 million C Loan Facility to Toreador Turkey and Toreador Romania. As of January 16, 2007 the C Loan Facility has $10 million outstanding. Both the A Loan Facility and the C Loan Facility are to fund the borrowers’ operations in Turkey and Romania.
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
Nasdaq Violation
On November 14, 2006, Toreador received a Staff Determination Letter from the Nasdaq Stock Market that Toreador violated Nasdaq Marketplace Rule 4310(c)(14) by not timely filing the Form 10-Q for the quarter ended September 30, 2006 which is a requirement for continued listing. On January 11, 2007, Toreador had a hearing with the Nasdaq Listing Qualifications Panel regarding this violation. Toreador has not received the decision yet from Nasdaq Listing Qualifications Panel regarding whether Toreador’s common stock will remain listed on the Nasdaq Stock Market.

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
Restatement of Previously Issued Financial Statements
In August 2006, the management and audit committee of Toreador Resources Corporation (“Toreador,” “we,” “us,” “our,” or the “Company”) determined, that the Company should restate its financial statements for the quarter ended March 31, 2006 and on September 7, 2006, the management and audit committee of Toreador determined, that the Company should restate its consolidated financial statements as of and for the year ended December 31, 2005, and its consolidated financial statements for the quarter ended June 30, 2006.
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
The Company’s financial and operating highlights for the six months ended June 30, 2006, included the following:
•	Operating income of $5.3 million, compared with $3.1 million for the six months ended June 30, 2005,

•	Production of 341 MBOE, compared with 303 MBOE for the six months ended June 30, 2005,

•	Cash flows from operating activities of $21.0 million, compared with $5.3 million for the six months ended June 30, 2005.
LIQUIDITY AND CAPITAL RESOURCES
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
Liquidity
As of June 30, 2006, we had cash on hand and short-term investments of $51.2 million, a current ratio of approximately 2.26 to 1 and a debt (currently consisting of convertible senior notes) to equity ratio of .64 to 1. For the three and six months ended June 30, 2006, operating income was $2.8 million and $5.3 million, respectively, and capital expenditures were $28 million and $55.4 million, respectively.
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
On December 30, 2004, we entered into a five-year $25 million reserve-based borrowing facility with Texas Capital Bank, N.A. in order to finance the development and acquisition of oil and natural-gas interests both domestically and internationally and for working capital purposes. The facility bears interest at a rate of prime less 0.5% (7.75% total rate at June 30, 2006) and is collateralized by our domestic working interests. The borrowers under this facility are two of our domestic subsidiaries, and Toreador has guaranteed the obligations. At June 30, 2006, we had no amounts outstanding and approximately $3.3 million available for borrowings. The $25 million facility requires monthly interest payments until January 1, 2009 at which time all unpaid principal and interest are due. The $25 million facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets, change of control and management and require us to meet certain financial requirements. Specifically, we must maintain a current ratio of 1.25 to 1.00 (exclusive of amounts due under revolving credit arrangements) and an interest coverage ratio of not less than 3.00 to 1.00. As of June 30, 2006, we were in compliance with all covenants.
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
On December 28, 2006, the Company as a guarantor and its direct and indirect subsidiaries, Toreador Turkey Ltd., as a borrower and guarantor, Toreador Romania Ltd., as a borrower and a guarantor, Madison Oil France SAS, as a borrower and a guarantor, Toreador Energy France S.C.S., as a borrower and a guarantor, and Toreador International Holding L.L.C., entered into a Loan and Guarantee Agreement with International Finance Corporation. The Loan and Guarantee Agreement provides for the A Loan Facility which is a secured revolving facility with a current maximum facility amount of $25 million which maximum facility amount will increase to $40 million when the projected total borrowing base amount exceeds $50 million. As of January 14, 2007 the A Loan Facility has not closed at this time and is not yet available. The Loan and Guarantee Agreement also provides for a $10 million C Loan Facility to Toreador Turkey and Toreador Romania. As of January 14, 2007, the C Loan Facility has $10 million outstanding. Both the A Loan Facility and the C Loan Facility are to fund the borrowers’ operations in Turkey and Romania.
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

Dividends on our Series A-1 Convertible Preferred Stock are paid quarterly. For the three and six months ended June 30, 2006 dividends totaled $41,000 and $82,000, respectively, of which all was paid in cash. Dividends of $40,000 and $603,000, respectively, were paid for the three and six months ended June 30, 2005 of which $40,000 and $105,000, respectively, were paid in cash.
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
Contractual Obligations
We believe that sufficient funds will be available from operating cash flow, cash on hand, our current facilities, other facilities that we may enter into and any future public or private issuance of debt or equity securities to meet anticipated capital budget requirements and fund potential acquisitions through June 30, 2007.
CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in Amended Form 10-K/A for the year ended December 31, 2005. We have identified below policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates on a periodic basis and base our estimates on experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:
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

RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
The following tables present production and average unit prices for the geographic segments indicated:

	For the Three Months Ended June 30,
	2006	2005
Production
Oil (MBbls):
United States	15	16
France	112	99
Turkey	17	16

Total	144	131

Gas (MMcf):
United States	128	135
France	—	—
Turkey	—	—

Total	128	135

MBOE:
United States	37	39
France	112	99
Turkey	17	16

Total	166	154

Average Price
Oil ($/Bbl):
United States	$64.09	$48.80
France	66.39	47.98
Turkey	57.32	41.74

Total	$65.06	$47.31

Gas ($/Mcf):
United States	$6.67	$6.69
France	—	—
Turkey	—	—

Total	$6.67	$6.69

$/BOE:
United States	$49.79	$43.71
France	66.39	47.98
Turkey	57.32	41.74

Total	$61.84	$46.26

Revenue
Oil and natural gas sales
Oil and natural gas sales for the three months ended June 30, 2006 were $10.3 million, as compared to $7.2 million for the comparable period in 2005. This increase is primarily due to a $15.58 per BOE increase in price that resulted in a $2.4 million increase in revenue and an increase in production of 12 MBOE that resulted in an additional $742,000 of revenue. The increase in production was primarily due to the French workovers and horizontal wells completed in late 2005.
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

Costs and expenses
Lease operating
Lease operating expense was $2.7 million, or $15.98 per BOE produced for the quarter ended June 30, 2006, as compared to $2.1 million, or $13.89 per BOE produced for the comparable period in 2005. This increase is primarily due to the 2006 workover program in France, higher costs, higher exchange rate and the age of the fields.
Exploration expense.
Exploration expense for the second quarter of 2006 was $1.2 million, as compared to $431,000 in the second quarter of 2005. This increase is due primarily to our Hungarian operation that was acquired in the second quarter of 2005, an increase in our exploration staff to support our growing exploration program and increased activity in our United States exploration activities.
Depreciation, depletion and amortization.
Second quarter 2006 depreciation, depletion and amortization expense was $1.3 million, or $7.75 per BOE produced, as compared to $950,000, or $6.16 per BOE produced for the second quarter of 2005. This increase is primarily due to the development and recompletion program in France in 2005.
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
Other income and expense
Other income and expense resulted in an expense of $244,000 for the three months ended June 30, 2006 versus an income of $83,000 for the comparable period in 2005. The increase in expense was primarily due to a non-cash foreign exchange loss in Turkey. The US Dollar increased in value as compared to the New Turkish Lira during the second quarter.
Income available to common shares
For the second quarter of 2006, we reported income available to common shares of $1.5 million, compared with $1.9 million for the same period of 2005.
Other comprehensive income

The most significant element of comprehensive income, other than net income, is foreign currency translation. As of December 31, 2005, we had accumulated an unrealized loss of $3.4 million. In the second quarter 2006 we had an unrealized loss of $5.0 million. The functional currency of our operations in France is the Euro, the functional currency in Romania, Turkey and in Hungary is U.S. Dollar. The exchange rates at June 30, 2006 and June 30, 2005, are shown below:

	June 30, 2006	June 30, 2005

Euro	$1.2713	$1.2092

New Turkish Lira	$0.6332	$0.7467

Romania Lei	$0.00004	$0.00003

Hungarian Forint(1)	$0.0050

(1)	There were no Hungarian operations during the three and six months ended June 30, 2005.
COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
The following tables present production and average unit prices for the geographic segments indicated:

	For the Six Months Ended June 30,
	2006	2005
Production
Oil (MBbls):
United States	29	30
France	237	196
Turkey	34	33

Total	300	259

Gas (MMcf):
United States	247	260
France	—	—
Turkey	—	—

Total	247	260

MBOE:
United States	70	74
France	237	196
Turkey	34	33

Total	341	303

Average Price
Oil ($/Bbl):
United States	$61.49	$47.90
France	62.08	46.08
Turkey	54.55	39.09

Total	$61.18	$45.42

Gas ($/Mcf):
United States	$6.35	$6.44
France	—	—
Turkey	—	—

Total	$6.35	$6.44

$/BOE:
United States	$47.67	$42.48
France	62.08	46.08
Turkey	54.55	39.09

Total	$58.39	$44.45

Revenue
     Oil and natural gas sales
Oil and natural gas sales for the six months ended June 30, 2006 were $20.1 million, as compared to $13.8 million for the comparable period in 2005. This increase is primarily due to a $13.94 per BOE increase in price that resulted in a $4.2 million increase in revenue and an increase in production of 38

MBOE that resulted in an additional $2.2 million of revenue. The increase in production was primarily due to the French workovers and horizontal wells completed in late 2005. The above table compares both volumes and prices received for oil and natural gas for the six months ended June 30, 2006 and 2005. Oil and natural gas prices are and will continue to be extremely volatile and a significant change will have a material impact on our revenue.
We had no loss on commodity derivatives in the six months ended June 30, 2006 and 2005. We were not party to any hedging contracts as of June 30, 2006.
Costs and expenses
     Lease operating
Lease operating expense was $5.1 million, or $14.92 per BOE produced for the six months ended June 30, 2006, as compared to $4.3 million, or $14.05 per BOE produced for the comparable period in 2005. This increase is primarily due to the 2006 workover program in France, higher costs and the age of the fields.
     Exploration expense.
Exploration expense for the six months ended June 30, 2006 was $2.2 million, as compared to $805,000 for the comparable period in 2005. The increase is primarily due to increased evaluation activity on our international prospects and increased activity on our United States prospects.
     Depreciation, depletion and amortization.
For the six months ended June 30, 2006, depreciation, depletion and amortization expense was $2.6 million, or $7.59 per BOE produced, as compared to $1.9 million, or $6.37 per BOE produced for the six months ended June 30, 2005. This increase is primarily due to increased investments in oil and gas properties.
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
Other income and expense
Other income and expense resulted in income of $1.2 million for the six months ended June 30, 2006 versus income of $675,000 for the comparable period in 2005. The increase is primarily due to the realized a foreign exchange gain of $1.5 million that was primarily attributable to a Euro deposit account that was established in late 2005. We purchased the Euros when the value was $1.19 and on June 30, 2006 the Euro was valued at approximately $1.27. The realized gain was offset by a $2.1 million non-cash currency loss in Turkey. In the second quarter of 2006 we also recorded a gain on the sale of oil and gas properties and other assets of $651,000. These gains were partially offset by an increase in interest expense of $2.5 million associated with the 5% Convertible Notes sold in September 2005, that was offset by an increase in interest income $3.2 million that was earned on the proceeds from the sale of the 5% Convertible Notes and common stock.
Net income available to common shares
For the six months ended June 30, 2006, we reported income available to common shares of $4.6 million, compared with $3.3 million for the same period of 2005.
Other comprehensive income
This item should be read in conjunction with Note 5 in the Notes to Consolidated Financial Statements included in this filing.
The most significant element of comprehensive income, other than net income, is foreign currency translation. As of December 31, 2005, we had accumulated an unrealized loss of $3.4 million. For the six months ended June 30, 2006, we had an unrealized loss of $5.1 million. The functional currency of our operations in France is the Euro, the functional currency in Romania, Turkey and in Hungary is the US Dollar. The exchange rates June 30, 2006 and June 30, 2005 are shown below:

	June 30, 2006	June 30, 2005

Euro	$1.2713	$1.2092

New Turkish Lira	$0.6332	$0.7467

Romania Lei	$0.00004	$0.00003

Hungarian Forint(1)	$0.0050

(1)	There were no Hungarian operations during the three and six months ended June 30, 2005.
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
As a result of the restatement of our financial statements for the years ended December 31, 2003, 2004 and 2005 and for the three months ended June 30, 2006, we identified the following material weaknesses:
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
In addition, in connection with our originally filed Form 10-Q for the quarter ended June 30, 2006, we reported the following material weaknesses.
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
Changes in Internal Control over Financial Reporting
The Company has implemented procedures to capitalize interest associated with material projects. To address the issues associated with the material weaknesses identified as of March 31, 2006, management has implemented several actions to remedy these material weaknesses.
During our review of the system of controls surrounding the information technology system as of March 31, 2006, such review revealed that 1) several employees could prepare and post entries, leading to a segregation of duties issue; 2) inadequate security over the proper storage of offsite back-up tapes and the periodic review of back-up tapes to ensure their accuracy; 3) security logs generated by the system were not periodically reviewed and terminated employees were not disconnected from the system in a timely manner and 4) several authorized users of our accounting system have access to modules that create additional segregation of duties issues. We have restricted access in June 2006 to the journal entry module within our accounting system, and implemented additional controls to ensure that posted journal entries are properly supported and approved. In May 2006, we hired a Vice-President – Information Technology to remediate our process over the logical access to our accounting system and modified access to prevent segregation of duties issues.
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
•	Improving the computerized integrated financial reporting system. This will automate the manual processes that are causing errors in spreadsheets.

•	Hiring additional experienced accounting staff to allow for improved segregation of duties and a more thorough review, by senior financial officers, of the financial statements and underlying supporting documentation.

•	Providing additional training to our accounting staff and acquiring other accounting resources to improve our ability to report our financial statements in accordance with generally accepted accounting principles.

•	Formally documenting our accounting policies and procedures.
PART II. OTHER INFORMATION
ITEM 6 – EXHIBITS

Exhibit
Number	Description	Incorporation by Reference
10.1	Summary of Amendment to Restricted Stock Award Agreement of Thomas P. Kellogg, dated April 6, 2006	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on April 12, 2006

10.2	Amendment to Toreador Resources Corporation 2005 Long-Term Incentive Plan	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2006

10.3	Summary Sheet: 2006 Non-Employee Director Equity	Incorporated by reference from

Exhibit
Number	Description	Incorporation by Reference
	Compensation	Exhibit 10.2 to the Current Report on Form 8-K filed on May 12, 2006

10.4	Form of 2006 Outside Director Restricted Stock Award	Incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on May 12, 2006

10.5	Michael Fitzgerald Employee Restricted Stock Award Agreement dated May 30, 2006	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2006

10.6	Ed Ramirez Employee Restricted Stock Award Agreement dated May 30, 2006	Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on June 5, 2006

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith

31.3	Rule 13a-14(a) Certification of Chief Accounting Officer	Filed Herewith

32.1	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Filed Herewith

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