Form 10-Q
period 2006-09-30
TOREADOR RESOURCES CORP
filed 2007-01-16
CIK 98720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-02517
TOREADOR RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	75-0991164 (I.R.S. Employer Identification Number)
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
As of January 12, 2007 there were 15,934,484 shares of common stock outstanding.

TOREADOR RESOURCES CORPORATION

		Page
Explanatory Note about this Report —		i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited) (1)

	Consolidated Balance Sheets – September 30, 2006 and December 31, 2005	1

	Consolidated Statements of Operations — for the three months ended September 30, 2006 and 2005	2

	Consolidated Statements of Operations — for the nine months ended September 30, 2006 and 2005	3

	Consolidated Statements of Cash Flows — for the nine months ended September 30, 2006 and 2005	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	32

Item 3.	Defaults Upon Senior Securities	32

Item 6.	Exhibits	32

SIGNATURES		33
Rule 13a-14(a) Certification of Chief Executive Officer
Rule 13a-14(a) Certification of Chief Financial Officer
Rule 13a-14(a) Certification of Chief Accounting Officer
Section 1350 Certification

(1)	As described in Note 1 to the financial statements, the Company restated its financial statements for the year ended December 31, 2005.

Explanatory Note About This Report
In August 2006, management and the audit committee of Toreador Resources Corporation (“Toreador,” “we,” “us,” “our,” or the “Company”) determined that the Company should restate its consolidated financial statements for the quarter ended March 31, 2006 and on September 7, 2006, the management and audit committee of Toreador Resources Corporation determined that the Company should restate its consolidated financial statements as of and for the year ended December 31, 2005, and its consolidated financial statements for the quarter ended June 30, 2006.
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

i

TOREADOR RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	September 30,	December 31,
	2006	2005
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$24,134	$53,113
Restricted cash	23,804	—
Short-term investments	—	40,000
Accounts and notes receivable	2,300	8,162
Income taxes receivable	4,979	4,453
Other	10,213	6,537

Total current assets	65,430	112,265

Oil and gas properties, net, using successful efforts method of accounting	227,332	138,158
Advances to and investments in unconsolidated entities	2,479	2,251
Goodwill	4,244	4,195
Other assets	6,382	4,945

	$305,867	$261,814

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$49,940	$19,248
Convertible debenture – related party	—	810
Income taxes payable	785	908

Total current liabilities	50,725	20,966

Long-term accrued liabilities	1,357	1,410
Long-term debt	—	5,000
Long-term asset retirement obligation	4,002	3,630
Deferred income taxes	11,721	12,199
Convertible senior notes	86,250	86,250

Total liabilities	154,055	129,455

Commitments and contingencies

Stockholders’ equity:
Preferred stock, Series A-1, $1.00 par value, 4,000,000 shares authorized; liquidation preference of $1,800; 72,000 shares issued and outstanding	72	72
Common stock, $0.15625 par value, 30,000,000 shares authorized;16,650,761 and 16,142,824 shares issued and outstanding	2,602	2,522
Additional paid-in capital	110,338	108,001
Retained earnings	40,210	29,564
Accumulated other comprehensive income (loss)	1,124	(3,364)
Deferred compensation	—	(1,902)
Treasury stock, at cost, 721,027 shares	(2,534)	(2,534)

Total stockholders’ equity	151,812	132,359

	$305,867	$261,814

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended
	September 30,
		2005
	2006	(restated)
Oil and natural gas sales	$10,726	$8,770

Operating costs and expenses:
Lease operating	2,634	2,112
Exploration expense	414	1,232
Dry hole and abandonment	—	1,382
Depreciation, depletion and amortization	1,975	969
General and administrative	2,395	1,345

Total operating costs and expenses	7,418	7,040

Operating income	3,308	1,730

Other income (expense):
Equity in earnings of unconsolidated investments	71	(7)
Loss on sale of properties and other assets	(11)	—
Foreign currency exchange gain	2,736	195
Interest income and expense and other, net	545	215

Total other income, net	3,341	403

Income before taxes	6,649	2,133
Income tax provision	1,188	782

Income from continuing operations	5,461	1,351
Income from discontinued operations, net of tax	11	14

Net income	5,472	1,365
Preferred dividends	(40)	(41)

Income available to common shares	$5,432	$1,324

Basic income available to common shares per share	$0.35	$0.09

Diluted income available to common shares per share	$0.33	$0.09

Weighted average shares outstanding:

Basic	15,637	14,543

Diluted	18,677	15,907

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(UNAUDITED)

	Nine Months Ended
	September 30,
		2005
	2006	(restated)
Revenue:
Oil and natural gas sales	$30,798	$22,610

Operating costs and expenses:
Lease operating	7,722	6,372
Exploration expense	2,652	2,037
Dry hole and abandonment	—	1,382
Depreciation, depletion and amortization	4,564	2,902
General and administrative	7,280	5,104

Total operating costs and expenses	22,218	17,797

Operating income	8,580	4,813

Other income (expense):
Equity in earnings of unconsolidated investments	263	117
Gain on sale of properties and other assets	640	12
Foreign currency exchange gain	1,863	155
Interest income and expense and other, net	1,811	794

Total other income, net	4,577	1,078

Income before taxes	13,157	5,891
Income tax provision	2,975	659

Income from continuing operations	10,182	5,232
Income from discontinued operations, net of tax	11	25

Net income	10,193	5,257
Preferred dividends	(122)	(644)

Income available to common shares	$10,071	$4,613

Basic income available to common shares per share	$0.65	$0.33

Diluted income available to common shares per share	$0.63	$0.31

Weighted average shares outstanding:

Basic	15,488	13,845

Diluted	17,316	15,197

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Nine Months Ended
	September 30,
		2005
	2006	(restated)
Cash flows from operating activities:
Net income	$10,193	$5,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,564	2,902
Dry holes and abandonments	—	1,382
Gain on sale of properties and other assets	(640)	(12)
Deferred income taxes	1,151	6,578
Equity in earnings of unconsolidated investments	(263)	(117)
Stock based compensation	1,936	223
Realized gains on foreign currency transactions	(1,863)	(155)
Change in operating assets and liabilities:
Increase (decrease) in accounts and notes receivables	5,336	(7,795)
Increase in other assets	(5,299)	(3,795)
Increase in accounts payable and accrued liabilities	30,639	2,227
Decrease in income taxes payable	(1,333)	(1,593)

Net cash provided by operating activities	44,421	5,102

Cash flows from investing activities:
Expenditures for property and equipment	(93,851)	(33,853)
Restricted cash	(23,804)	—
Acquisition of Pogo-Hungary	—	(8,751)
Short-term investments	40,000	—
Investment in unconsolidated subsidiaries	35	(592)

Net cash used in investing activities	(77,620)	(43,196)

Cash flows from financing activities:
Borrowings from long-term debt	—	6,796
Payment for debt issuance costs	—	(3,897)
Repayments of long-term debt	(5,000)	(2,000)
Proceeds from issuance of common stock	969	58,646
Proceeds from convertible senior notes	—	86,250
Tax benefit of stock option exercised	1,210	—
Payment of preferred dividends	(122)	(144)

Net cash provided by (used in) financing activities	(2,943)	145,651

Net increase (decrease) in cash and cash equivalents	(36,142)	107,557

Effects of foreign currency translation on cash and cash equivalents	7,163	(4,139)
Cash and cash equivalents, beginning of period	53,113	4,977

Cash and cash equivalents, end of period	$24,134	$108,395

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
     Restricted cash
Restricted cash consists of cash balances held by a bank in the form of certificates of deposits. The restricted cash is held as collateral for a “Stand-by Letter of Credit” required by the contractor for the installation of the offshore pipeline in the Black Sea.
Restatement of Previously Issued Financial Statements
In August 2006, the management and audit committee of Toreador Resources Corporation determined, that the Company should restated its financial statements for the quarter ended March 31, 2006 and on September 7, 2006, the management and audit committee of Toreador determined that the Company should restate its consolidated financial statements as of and for the year-ended December 31, 2005, and its unaudited consolidated financial statements for the quarter ended June 30, 2006.
On November 16, 2006, Toreador’s management and the chairman of the audit committee determined that Toreador should also restate its audited consolidated financial statements as of and for the years ended 2003 and 2004. The restatements are due to errors that were discovered during and in conjunction with the audit of the restatements for the year ended December 31, 2005. The restatement of the financial statements for the years ended 2003 and 2004 has been approved by the audit committee.
The accompanying Balance Sheet as of December 31, 2005 and the Consolidated Statement of Operations for the three and nine months ended September 30, 2005 and cash flows for the nine months ended September 30, 2005 have been restated. The significant adjustments are as follows:
Capitalization of Interest
We determined that the costs incurred in connection with the development program in offshore Turkey met the definition of a qualifying asset, as defined, and satisfied the three conditions for capitalization outlined Statement of Financial Accounting Standards No. 34, as amended, Capitalization of Interest Cost. Prior to April 1, 2006, we had not capitalized any interest related to development costs incurred. These adjustments reduce interest expense and increase capitalized oil and gas properties on the consolidated balance sheet. For the three months and nine months ended September 30, 2005, the pre-tax adjustment was $245,000 and $510,000 respectively.
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
Foreign Currency
The Company follows Statement of Financial Accounting Standards No. 52 Foreign Currency Translation (SFAS 52) to translate the functional currency financial statements of the foreign subsidiaries to the reporting currency for consolidation purposes. During the process of performing these calculations, the Company determined that they had errors in the formulas used to calculate these adjustments that resulted in the certain conversions being incorrectly computed. In addition, the Company incorrectly recorded certain foreign currency transactions in other comprehensive income that should have been recorded as foreign currency transaction gain and losses. Finally, the Company incorrectly used the Turkish Lira as their functional currency instead of the US dollar under the criteria of SFAS 52.
For the three and nine months ended September 30, 2005, the pre-tax adjustment was $(45,000) and $21,000, respectively.
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
For the three and nine months ended September 30, 2005, the pre-tax adjustment was a decrease of $4,000 and an increase of $21,000, respectively.
The effect of the restatements on the consolidated statements of operations for the three month and nine month periods ended September 30, 2005 and on the consolidated statements of cash flows for the nine month period ended September 30, 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005		2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Oil and natural gas sales	$8,770	$8,770	$22,348	$22,610

Operating costs and expenses	7,085	7,040	17,776	17,797

Operating Income	1,685	1,730	4,572	4,813

Other Income (expense), net	161	403	568	1,078

Income before taxes	1,846	2,133	5,140	5,891
Income tax provision (benefit)	782	782	659	659

Income from continuing operations	1,064	1,351	4,481	5,232
Income from discontinued operations, net of tax	14	14	25	25

Net Income	1,078	1,365	4,506	5,257
Preferred dividends	(41)	(41)	(644)	(644)

Income available to common shares	$1,037	$1,324	$3,862	$4,613

Basic income available to common shares per share from
Continuing operations	0.07	0.09	0.28	0.33
Discontinued operations	—	—	—	—

	$0.07	0.09	$0.28	0.33

Diluted income available to common shares per share from
Continuing operations	0.07	0.09	0.27	0.31
Discontinued operations	—	—	—	—

	$0.07	0.09	$0.27	0.31

Weighted average shares outstanding:
Basic	14,679	14,543	13,891	13,845
Diluted	15,593	15,907	14,857	15,197
The effects of the restatements on the statement of cash flows are as follows: (in thousands)

	Nine months ended September 30, 2005
	As previously
	reported	Restated

Cash flows from operating activities	$7,677	$5,102
Cash flows from investing activities	(50,385)	(43,196)
Cash flows from financial activities	145,651	145,651

     New Accounting Pronouncements
In February 2006, the FASB issued Statement 155, “Accounting for Certain Hybrid Instruments- an amendment of FASB Statements No. 133 and 140.” The statement amends Statement 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional guidance on the applicability of Statement 133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year that begins after September 16, 2006. As of September 30, 2006, the Company has not entered into nor do we expect to enter into any agreements that would be subject to this statement.
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

NOTE 2 — INSURANCE CLAIM ON 2005 BLACK SEA INCIDENTS
In 2005 two separate incidents occurred, in offshore Turkey in the Black Sea, which resulted in the loss of two caissons and three wells. Both of these incidents were insured. In December 2005 the Company received notice that the insurance company has reserved $10.6 million (net to the Company) for potential payment of this claim. As of December 31, 2005 the book value of the wells and caissons was $11.1 million. The costs associated with the caissons and lost wells, as well as the cost to redrill and replace the caissons, are development costs and are recorded as oil and natural gas properties. In addition, the quarter ended March 31, 2006, the Company recorded an allowance against the insurance receivable of $1.5 million. This adjustment was revised in the Restated Financial Statements for the quarter ended March 31, 2006. The oil and natural gas property will be assessed for possible impairment in accordance with the Company’s impairment policy, as a result of the increased cost associated with the development of the reserves. Insurance recoveries, if any, will be recorded as reductions of oil and natural gas properties when such amounts are received. See Note 10 for further discussion of further developments.
NOTE 3 — STOCK-BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” (SFAS 123R). SFAS 123R establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. Prior year financial statements are not restated. The Company’s results for the three and nine months ended September 30, 2006 include an additional compensation expense of $12,183 and $53,733, respectively, that is included in general and administrative expenses relating to the adoption of SFAS 123R. Additionally, upon adoption of SFAS 123R, excess tax benefits related to stock compensation are presented as a cash inflow from financing activities.
For the three and nine months ended September 30, 2005, the Company accounted for stock based compensation plans under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Compensation cost related to stock options issued to employees was recorded only if the grant-date market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net earnings and earnings per share if a fair value based method had been applied to all awards.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(restated)	(restated)
Income applicable to common shares, as reported	$1,324	$4,613
Basic earnings available to common shares per share as reported	0.09	0.33
Diluted earnings available to common shares per share reported	0.09	0.31
Pro-forma stock-based compensation costs under the fair value method, net of related tax	7	49
Pro-forma income available to common shares, as under the fair-value method	1,317	4,564
Pro-forma basic earnings available to common shares per share under the fair-value method	0.09	0.33
Pro-forma diluted earnings available to common shares per share under the fair-value method	0.09	0.31

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options granted in
2005
Dividend yield per share (1)	—
Volatility (2)	70.9%
Risk-free interest rate (3)	4.0%
Expected lives (4)	5 years

(1)	Historically, we have not paid dividends on common shares and do not anticipate doing so during the expected lives of these options.

(2)	We estimated volatility based on historic rates of return on our common stock over periods similar to the expected lives of the related options.

(3)	We estimated the risk free rate based on treasury issues with lives similar to the expected lives of the related options based on quotes available at or near the dates of grant of the related options.

(4)	We estimated expected lives considering, a) the contractual term of the related options, b) the average age of options exercised near the date of grant of the related options and c) our expectation of our stock performance during the contractual period.
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
A summary of stock option transactions for the nine months ended September 30, 2006 is as follows:

		WEIGHTED
		AVERAGE EXERCISE
	SHARES	PRICE
Outstanding at January 1, 2006	858,940	$5.07
Granted	—	—
Exercised	(173,070)	(4.83)
Forfeited	—	—

Outstanding at September 30, 2006	685,870	5.10

Exercisable at September 30, 2006	672,536	$4.87

On the date of exercise, the intrinsic value of the options exercised in the above table was approximately $4.8 million. During the three and nine months ended September 30, 2006, we received cash from stock option exercises of zero and $858,000, respectively and recognized a tax benefit related to such exercises of zero million and $1.2 million.
Upon exercise, we issue the full amount of shares exercisable per the term of the options from new shares. We have no plans to repurchase those shares in the future.
In May 2005, stockholders approved the Toreador Resources Corporation 2005 Long-Term Incentive Plan (the “Plan”). The Plan, as amended, authorizes the issuance of up to 750,000 shares of the Company’s common stock to key employees, key consultants and outside directors of the Company. The Board of Directors has authorized a total of 325,335 shares of restricted stock which have been granted to employees, key consultants and non-employee directors. The compensation cost is measured by the difference between the quoted market price of the stock at the date of grant and the price, if any, to be paid by an employee and is recognized as expense over the period the recipient performs related services. The restricted stock grants vest over a one to four year period depending on the grant and the average price of the stock on the date of the grants was $25.89. Stock compensation expense of approximately $786,000 and $1.9 million is included in the Statement of Operations for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, the total compensation cost related to nonvested restricted grants not yet recognized is approximately $6.1 million. This amount will be recognized as compensation expense over the next 43 months.
The following table summarizes the changes in outstanding restricted stock grants along with their related grant-date fair values, during the nine months ended September 30, 2006:

		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2006	114,560	$20.10
Shares granted	211,075	29.03
Shares vested	(34,864)	(19.19)
Shares forfeited	(300)	(31.42)

Non-vested at September 30, 2006	290,471	$26.69

NOTE 4 — EARNINGS PER COMMON SHARE
Basic net income available to common shares per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income available to common shares per share assumes the conversion of all potentially dilutive securities and is calculated by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all potentially dilutive securities.
The following table reconciles the numerators and denominators of the basic and diluted earnings per ordinary share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
		2005		2005
	2006	(restated)	2006	(restated)
	(in thousands, except per share data)
Basic earnings available to common shares per share:
Numerator:
Net income	$5,472	$1,365	$10,193	$5,257
Less: dividends on preferred shares	40	41	122	644

Income available to common shares	$5,432	$1,324	$10,071	$4,613

Denominator:
Common shares outstanding	15,637	14,543	15,488	13,845

Income per share available to common shares	$0.35	$0.09	$0.65	$0.33

Diluted earnings per share:
Numerator:
Net income	$5,472	$1,365	$10,193	$5,257
Plus: interest on convertible debt	679	11	685	38
Less: dividends on preferred shares	—	—	—	563

Income available to common shares	$6,151	$1,376	$10,878	$4,732

	Three Months Ended September 30,				Nine Months Ended September 30,
			2005				2005
	2006		(restated)		2006		(restated)
	(in thousands, except per share data)
Denominator:
Common shares outstanding	15,637		14,543		15,488		13,845
Common stock options, warrants and restricted stock	575		751		671		851
Conversion of preferred shares	450		450		450		300
Conversion of 5.0% notes payable	2,015		—	(1)	672		—	(1)
Conversion of 7.85% notes payable	—	(2)	—	(2)	—	(2)	—	(2)
Conversion of debenture	—	(2)	163		35		201

Diluted shares outstanding	18,677		15,907		17,316		15,197

Income per share available to common shares	$0.33		$0.09		$0.63		$0.31

(1)	The 5% notes payable were issued September 27, 2005 and September 30, 2005. The conversion of these securities would result in the inclusion of 174,240 and 58,719 of common shares for the three and nine months ended September 30, 2005, respectively.

(2)	The 7.85 % notes payable were converted to common stock in January 2005.
NOTE 5 — COMPREHENSIVE INCOME (LOSS)
The following table presents the components of comprehensive income (loss) net of related tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(restated)		(restated)
Net income	$5,472	$1,365	$10,193	$5,257
Foreign currency translation adjustment	9,576	1,912	4,488	(13,918)

Comprehensive income (loss)	$15,048	$3,277	$14,681	$(8,661)

NOTE 6 — LONG-TERM DEBT
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
Revolving Line of Credit with Natexis Banques Populaires
On December 23, 2004, we entered into a five-year $15 million reserve-based borrowing facility with a French lender to finance the development of our existing French fields, acquisitions of new fields, general working capital and other corporate purposes. The facility bears interest at a floating rate of 2.25-2.75% above LIBOR (7.63% total rate at September 30, 2006) depending on the principal outstanding. The $15 million facility contains various affirmative and negative covenants. As of September 30, 2006, we were in compliance with all covenants. In August 2005, $5 million was borrowed against this facility for our operations in Turkey and was repaid on April 18, 2006. The maximum commitment fee associated with the facility is 1.375% of the borrowing base, which at September 30, 2006 was set at $8 million. As of September 30, 2006, there was approximately $6.8 million available under this credit facility. In October 2006, the borrowing base was re-determined and was set at $14.6 million.
Revolving Line of Credit with Texas Capital Bank, N.A.
On December 30, 2004, we entered into a five-year $25 million reserve-based borrowing facility with Texas Capital Bank, N.A. The facility bears interest at a rate of prime less 0.5% (7.75% total rate at September 30, 2006). The $25 million facility contains various affirmative and negative covenants. As of September 30, 2006, we were in compliance with all covenants, there were no outstanding balances and approximately $6 million was available under this facility.
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

Convertible Debenture
Prior to the acquisition of Madison Oil Company, Madison Oil Company was party to a convertible debenture in the amount of approximately $2.2 million payable to PHD Partners LP and due on March 31, 2006. The general partner of PHD Partners LP is a corporation wholly-owned by David M. Brewer, a director and significant stockholder of Toreador. The original debenture bore interest at 10% per annum. As of March 31, 2004, the debenture was amended and restated to bear interest at 6% per annum, eliminate Toreador’s right under certain circumstances to force a conversion of the principal into shares of Toreador common stock and eliminate Toreador’s ability to repay principal prior to maturity. At the holder’s option, the second amended and restated convertible debenture was convertible into Toreador common stock at a conversion price of $6.75 per share. On August 10, 2005, PHD Partners LP converted $675,000 of the second amended and restated debenture into 100,000 shares of our common stock. In the first quarter 2006, PHD Partners LP converted the remaining balance of $810,000 of the second amended and restated debenture into 119,962 shares of our common stock.
Interest Payments
For the three and nine months ended September 30, 2006 we have made cash payments for interest of zero and $2.2 million, respectively, and for the three and nine months ended September 30, 2005 we made no cash payments of interest.
NOTE 7 — ASSET RETIREMENT OBLIGATIONS
We apply Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred if a reasonable estimate of fair value can be made. No wells were abandoned in the nine months ended September 30, 2006 or the nine months ended September 30, 2005. Changes in asset retirement obligations during the nine months ended September 30, 2006 and 2005 were as follows:

	2006	2005
		Restated
Asset retirement obligation January 1	$3,630	$3,291
Asset retirement accretion expense	372	104
Property additions	—	170
Foreign currency translation adjustment	—	65

Asset retirement obligation at September 30	$4,002	$3,630

NOTE 8 — GEOGRAPHIC OPERATING SEGMENT INFORMATION
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

	Three Months Ended September 30, 2006
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$1,896	$6,834	$1,200	$796	$—	$10,726
Costs and expenses	3,097	3,021	457	1,135	(292)	7,418

Operating income (loss)	$(1,201)	$3,813	$743	$(339)	$292	$3,308

	Three Months Ended September 30, 2005 (restated)
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$1,979	$5,962	$829	$—	$—	$8,770
Costs and expenses	2,321	2,293	2,183	70	173	7,040

Operating income (loss)	$(342)	$3,669	$(1,354)	$(70)	$(173)	$1,730

	Nine Months Ended September 30, 2006
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$5,389	$21,564	$3,049	$796	$—	$30,798
Costs and expenses	8,898	9,770	1,563	1,348	639	22,218

Operating income (loss)	$(3,509)	$11,794	$1,486	$(552)	$(639)	$8,580

	Nine Months Ended September 30, 2005 (restated)
	United
	States	France	Turkey	Romania	Hungary	Total
Revenues	$5,506	$14,998	$2,106	$—	$—	$22,610
Costs and expenses	7,399	6,791	3,348	86	173	17,797

Operating income (loss)	$(1,893)	$8,207	$(1,242)	$(86)	$(173)	$4,813

	Total Assets (1)
	United
	States	France	Turkey	Romania	Hungary	Total
September 30, 2006	$34,347	$88,110	$153,863	$15,591	$13,956	$305,867

September 30, 2005 (restated)	$128,128	$60,733	$48,137	$3,736	$9,656	$250,390

(1)	Total consolidated assets reflect the effect of intersegment eliminations.
NOTE 9 – INCOME TAXES
At September 30, 2006, the Company had recorded an income tax receivable of $5.0 million resulting primarily from a tax net operating loss through September 30, 2006 in our U.S segment and a $360,000 income tax payable resulting primarily from our net operating income through September 30, 2006 in our French segment. For the nine months ended September 30, 2006 and 2005 we paid income taxes of zero and approximately $900,000, respectively, related to 2004 taxable income. Our effective income tax rate differs from the statutory rates applicable to jurisdictions in which we operate due primarily to a change in enacted tax rates in France along with a net operating loss carryback claim relating to our 2003 French taxable income we discovered during the preparation of our 2005 French income tax return.
In May 2006, Texas enacted legislation that replaces the taxable capital and earned surplus components of its franchise tax with a new tax that is based on modified gross revenue. The new tax became effective beginning with the 2007 tax year. The prior franchise tax remained in effect through the end of 2006.
In accordance with generally accepted accounting principles in the United States, the new franchise tax is based on a measure of income, and thus accounted for in accordance with Statement of Financial

Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS 109). The provisions of SFAS 109 require recognition of the effects of the tax law change in the period of enactment. The impact of the change in Texas tax law is not expected to have a material impact on the financial results of the Company.
Note 10 – Subsequent Event
     Insurance Claims
In 2005, two separate incidents occurred offshore Turkey in the Black Sea, which resulted in the loss of two caissons and three wells. Both of these incidents were insured under two “Construction at Risk,” or CAR policies, and two “Operator’s Extra Expense,” or OEE policies.
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
On December 15, 2006, Toreador received a notice from the Trustee under Section 4.03(b) of the Indenture for failing to provide the Trustee with a copy of its Quarterly Report on Form 10-Q for the nine month period ended September 30, 2006. Under Section 6.01(v) of the Indenture, this covenant default will not lead to an Event of Default unless Toreador fails to cure the covenant default within thirty (30) days after receiving the written notice from the Trustee. The thirty (30) day period ends on January 14, 2007. The Company provided a copy of the complete Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 to the Trustee in accordance with the requirements of the Indenture.
Under Section 6.02 of the Indenture, if an Event of Default occurs and is continuing, the Trustee by written notice to Toreador, or the holders of at least twenty five percent (25%) in aggregate principal amount of the securities then outstanding by written notice to Toreador and the Trustee, may declare the principal of, and any premium and accrued and unpaid interest, if any, and any premium on, all securities to be immediately due and payable. At January 14, 2007, the notes outstanding have an aggregate principal amount of $86.25 million.
Under Section 7.2.1 of the Credit Agreement, dated December 30, 2004 (the “Credit Agreement”), between Toreador Exploration & Production, Inc., Toreador Acquisition Corporation (collectively, the “Borrowers”) and Texas Capital Bank, N.A. (“Texas Capital”), the Borrowers are required to provide Texas Capital on or before the 60th day after the last day of each fiscal quarter, a copy of the unaudited consolidated financial statements of Toreador. Under Section 8.1.7 of the Credit Agreement, an Event of

Default would occur if either the Borrowers or Toreador, as Guarantor under the Credit Agreement, default in the performance or observance of any other provision contained in any agreements or instruments evidencing or governing a material debt and such default is not waived and continues beyond any applicable cure period. Texas Capital, however, has waived the Default and Event of Default until January 16, 2007. As of January 14, 2006, the Company had $5.55 million borrowed under the Credit Agreement.
Pursuant to Section 19.1.1(b) of the Reserve Base Revolving Facility Agreement by and between Madison Energy France, Madison Oil France, Toreador, Madison Oil Company Europe, and Natixis Banques Populaires (“Natixis”), dated December 23, 2004 (the “Agreement”), Toreador was required to provide Natixis with its unaudited consolidated financial statements for the nine month period ended September 30, 2006 within forty-five (45) days after the end of such quarter. Natixis has waived such default and any other default under the Agreement as a result of Toreador not yet providing such financial statements until January 16, 2007. As of January 14, 2006, the Company had $11 million borrowed under the Agreement.
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
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Amended Annual Report on Form 10-K/A for the year ended December 31, 2005.
DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
Certain matters discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may constitute “forward-looking” statements for purposes of the Securities Act of 1933, and the Securities Exchange Act of 1934 and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “plans,” “believes,” “continues,” “expects,” “projections,” “forecasts,” “intends,” “may,” “might,” “could,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. Various factors that could cause the actual results, performance or achievements to differ materially from our expectations are disclosed in this report (“Cautionary Statements”), including, without limitation, those statements made in conjunction with the forward-looking statements included under the caption identified above and otherwise herein. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the Cautionary Statements. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A, for the year ended December 31, 2005 for additional discussion of risks affecting our business.
Restatement for Previously Issued Financial Statements
In August 2006, the management and audit committee of Toreador Resources Corporation (“Toreador,” “we,” “us,” “our,” or the “Company”) determined that the Company should restated its financial statements for the quarter ended March 31, 2006 and on September 7, 2006, the management and audit committee of Toreador determined determined that the Company should restate its consolidated financial statements as of and for the year ended December 31, 2005, and its consolidated financial statements for the quarter ended June 30, 2006.
On November 16, 2006, Toreador’s management and the chairman of the audit committee determined that Toreador should also restate its audited consolidated financial statements as of and for the years ended 2003 and 2004. The restatements are due to various errors that were discovered during and in conjunction with the audit of the restatements for the year ended December 31, 2005. The restatement of the financial statements for the years ended 2003 and 2004 has been approved by the audit committee.

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
The Company’s financial and operating highlights for the nine months ended September 30, 2006, included the following:
•	Operating income of $8.6 million, compared with $4.8 million for the nine months ended September 30, 2005,

•	Production of 535 MBOE, compared with 462 MBOE for the nine months ended September 30, 2005,

•	Cash flows from operating activities of $44.4 million, compared with $5.2 million for the nine months ended September 30, 2005, and

•	Installation of the first tripod on the Akkaya structure in the Black Sea.
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
On December 15, 2006, Toreador received a notice from the Trustee under Section 4.03(b) of the Indenture for failing to provide the Trustee with a copy of its Quarterly Report on Form 10-Q for the nine month period ended September 30, 2006. Under Section 6.01(v) of the Indenture, this covenant default will not lead to an Event of Default unless Toreador fails to cure the covenant default within thirty (30)

days after receiving the written notice from the Trustee. The thirty (30) day period ends on January 14, 2007. The Company provided a copy of the complete Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 to the Trustee in accordance with the requirements of the Indenture.
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
     Liquidity
As of September 30, 2006, we had cash on hand of $24.1 million, a current ratio of approximately 1.29 to 1 and a debt (currently consisting of convertible senior notes) to equity ratio of .56 to 1. For the three and nine months ended September 30, 2006, operating income was $3.3 million and $8.6 million, respectively, and capital expenditures were $38.6 million and $93.9 million, respectively.
     Senior Debt
On December 23, 2004, we entered into a five-year $15 million reserve-based borrowing facility with a French lender to finance the development of our existing French fields, acquisitions of new fields, general working capital and other corporate purposes. The facility bears interest at a floating rate of 2.25-2.75% above LIBOR (7.63 % total rate at September 30, 2006) depending on the principal outstanding. Toreador and certain of its U.S. and French subsidiaries have each guaranteed the obligations under the facility. This facility will require monthly interest payments until December 23, 2009, at which time all unpaid principal and interest are due. Under the $15 million facility borrowings of approximately $6.8 million were available at September 30, 2006. In October 2006, the borrowing base was re-determined and was increased to $14.6 million. The $15 million facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets, change of control and management, limitations on the distribution of stock dividends and require us to meet certain financial requirements. Specifically, we must maintain an interest cost ratio of not less than 4.00 to 1.00, an indebtedness ratio of not less than 1.00 to 1.00, asset life cover ratio of not less than 1.25 to 1.00, a loan life cover ratio equal to or greater than 1.15 to 1.00 and a debt service coverage ratio equal to or greater than 1.10 to 1.00. As of September 30, 2006, we were in compliance with all covenants. At September 30, 2006, we had no outstanding borrowings; however, as of January 14, 2007, we had $11 million outstanding at an annual interest rate of 7.87%.
On December 30, 2004, we entered into a five-year $25 million reserve-based borrowing facility with Texas Capital Bank, N.A. in order to finance the development and acquisition of oil and natural-gas interests both domestically and internationally and for working capital purposes. The facility bears interest at a rate of prime less 0.5% (7.75 % total rate at September 30, 2006) and is collateralized by our domestic working interests. The borrowers under this facility are two of our domestic subsidiaries, and Toreador has guaranteed the obligations. At September 30, 2006, we had no amounts outstanding and approximately $6 million available for borrowings. The $25 million facility requires monthly interest payments until January 1, 2009 at which time all unpaid principal and interest are due. The $25 million facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets, change of control and management and require us to meet certain financial requirements. Specifically, we must maintain a current ratio of 1.25 to 1.00 (exclusive of amounts due under revolving credit arrangements) and an interest coverage ratio of not less than 3.00 to 1.00. As of September 30, 2006, we were in compliance with all covenants. At September 30, 2006, we had no outstanding borrowings; however, as of January 14, 2007, we had $5.55 million outstanding at an annual interest rate of 7.75%.
New Secured Revolving Facility
On December 28, 2006, the Company as a guarantor and its direct and indirect subsidiaries, Toreador Turkey Ltd., as a borrower and guarantor, Toreador Romania Ltd., as a borrower and a guarantor, Madison Oil France SAS , as a borrower and a guarantor, Toreador Energy France S.C.S., as a borrower and a guarantor, and Toreador International Holding L.L.C., entered into a Loan and Guarantee Agreement with International Finance Corporation. The Loan and Guarantee Agreement provides for the A Loan Facility which is a secured revolving facility with a current maximum facility amount of $25 million which maximum facility amount will increase to $40 million when the projected total borrowing base amount exceeds $50 million. As of January 14, 2007 the A Loan Facility has not closed and is not yet available. The Loan and Guarantee Agreement also provides for a $10 million C Loan Facility to Toreador Turkey and Toreador Romania. As of January 14, 2007, the C Loan Facility had $10 million outstanding. Both the A Loan Facility and the C Loan Facility are to fund the borrowers’ operations in Turkey and Romania.
Interest will accrue on any loans under the A Loan Facility at a rate of 2% over the six month LIBOR rate. Interest accrues on the C Loan Facility at a rate of 1.5% over the six month LIBOR rate until any loans are made under the A Loan Facility after which the rate for the C Loan Facility shall be lowered to 0.5% over the six month LIBOR rate. As of January 14, 2007 the current interest rate on the C Loan Facility is 6.86%. Interest is to be paid on each June 15 and December 15.
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
Convertible Senior Notes
On September 27, 2005, we sold $75 million of Convertible Senior Notes due October 1, 2025 to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The Company also granted the initial purchasers the option to purchase an additional $11.25 million aggregate principal amount of Notes to cover over-allotments. The option was exercised on September 30, 2005, which resulted in a total principal amount of $86.25 million and total net proceeds of approximately $82.2 million. The funds have been used for general corporate purposes, including funding a portion of the Company’s 2005 and 2006 exploration and development activities. (See Note 6 to Notes to Consolidated Financial Statements for additional detail.)
Preferred Stock
As of September 30, 2006, there were 72,000 shares of Series A-1 Convertible Preferred Stock outstanding. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 450,000 Toreador common shares). The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A-1 Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter.
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

Dividends on our Series A-1 Convertible Preferred Stock are paid quarterly. For the three and nine months ended September 30, 2006 dividends totaled $41,000 and $122,000, respectively, of which all was paid in cash. Dividends of $41,000 and $644,000, respectively, were paid for the three and nine months ended September 30, 2005 of which $41,000 and $146,000, respectively, were paid in cash.
The terms of the $15 million reserve-based borrowing facility limit our ability to pay dividends on our common stock to twenty-five percent (25%) of net profit (as defined in the facility agreement), less any dividend amounts paid on our preferred stock. The terms of the new loan with the International Finance Corporation prohibit us from paying dividends except on our Series A-1 Convertible Preferred Stock.
Contractual Obligations
We believe that sufficient funds will be available from operating cash flow, cash on hand, our current facilities, other facilities that we may enter into and any future public or private issuance of debt or equity securities to meet anticipated capital budget requirements and fund potential acquisitions through September 30, 2007.
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

RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
The following tables present production and average unit prices for the geographic segments indicated:

	For the Three Months Ended September 30,
	2006	2005
Production
Oil (MBbls):
United States	16	15
France	104	105
Romania	2	—
Turkey	20	16

Total	142	136

Gas (MMcf):
United States	121	135
France	—	—
Romania	192	—
Turkey	—	—

Total	313	135

MBOE:
United States	36	38
France	104	105
Romania	34	—
Turkey	20	16

Total	194	159

Average Price
Oil ($/Bbl):
United States	$65.56	$58.18
France	65.94	57.00
Romania	50.65	—
Turkey	60.74	51.04

Total	$64.91	$56.42

Gas ($/Mcf):
United States	$6.04	$8.20
France	—	—
Romania	3.50	—
Turkey	—	—

Total	$4.48	$8.20

$/BOE:
United States	$49.33	$52.81
France	65.94	57.00
Romania	23.12	—
Turkey	60.74	51.04

Total	$54.71	$55.39

Revenue
Oil and natural gas sales
Oil and natural gas sales for the three months ended September 30, 2006 were $10.7 million, as compared to $8.8 million for the comparable period in 2005. This increase is primarily due to an increase in production of 35 MBOE that resulted in an additional $2 million of revenue, somewhat offset by a $0.68 per BOE decline in average price received that resulted in a $132,000 decrease in revenue. The increase in production was primarily due to a full quarter of Romanian gas sales.
The above table compares both volumes and prices received for oil and natural gas for the three months ended September 30, 2006 and 2005. Oil and natural gas prices are and will continue to be extremely volatile and a significant change will have a material impact on our revenue.

We had no loss on commodity derivatives in the three months ended September 30, 2006 and 2005. We were not party to any hedging contracts as of September 30, 2006.
Costs and expenses
Lease operating
Lease operating expense was $2.6 million, or $13.40 per BOE produced for the quarter ended September 30, 2006, as compared to $2.1 million, or $13.21 per BOE produced for the comparable period in 2005. This increase is primarily due to a full quarter of Romanian gas sales.
Exploration expense.
Exploration expense for the third quarter of 2006 was $414,000, as compared to $1.2 million in the third quarter of 2005. This decrease is due primarily to the completion of seismic interpretation and analysis of our Black Sea prospects in offshore Turkey.
Dry hole and abandonment
Dry hole and abandonment cost for the third quarter of 2006 was zero, as compared to $1.4 million in the third quarter of 2005. This decrease is due to expensing the Boyabot # 1 well in Turkey, which did not test sufficient oil and gas to be declared commercial, in the quarter ended September 30, 2005.
Depreciation, depletion and amortization.
Third quarter 2006 depreciation, depletion and amortization expense was $2.0 million, or $10.31 per BOE produced, as compared to $1 million, or $6.29 per BOE produced for the third quarter of 2005. This increase is primarily due to the development and recompletion program in France in 2005 and a full quarter of Romania gas sales.
General and administrative
General and administrative expense was $2.4 million, for the third quarter of 2006 compared with $1.3 million for the third quarter of 2005. The increase is primarily due to increased staff and pay increases and bonuses, expensing of stock compensation expense related to the restricted stock granted by the Board of Directors to certain employees and non employee directors, the expensing of stock options as required by the adoption of SFAS 123 (R), and consulting fees associated with the preparation of the Company’s “Strategic Plan” as requested by the Board of Directors.
Other income and expense
Other income and expense resulted in income of $3.3 million for the three months ended September 30, 2006 versus $403,000 for the comparable period in 2005. The primary reason for the increase was due to a currency gain in Turkey during the third quarter of 2006 totaling $2.7 million.
Income available to common shareholders
For the third quarter of 2006, we reported income available to common shareholders of $5.4 million, compared with $1.3 million for the same period of 2005.

Other comprehensive income
This item should be read in conjunction with Note 5 in the Notes to Consolidated Financial Statements included in this filing.
The most significant element of comprehensive income, other than net income, is foreign currency translation. As of December 31, 2005, we had accumulated an unrealized loss of $3.3 million. In the third quarter 2006 we had an unrealized gain of $9.6 million. The functional currency of our operations in France is the Euro, the functional currency in Romania, Turkey and in Hungary is the US Dollar. The exchange rates used to translate the financial position of the French, Turkish, Romanian and Hungarian operations at September 30, 2006 and 2005, are shown below:

	September 30, 2006	September 30, 2005
Euro	$1.2660	$1.2042

New Turkish Lira	$0.6624	$0.7407

Romania Lei	$0.00004	$0.00003

Hungarian Forint	$0.0046	$0.0048

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
The following tables present production and average unit prices for the geographic segments indicated:

	For the Nine Months Ended September 30,
	2006	2005
Production
Oil (MBbls):
United States	45	45
France	341	301
Romania	2	—
Turkey	54	49

Total	442	395

Gas (MMcf):
United States	369	396
France	—	—
Romania	192	—
Turkey	—	—

Total	561	396

MBOE:
United States	106	112
France	341	301
Romania	34	—
Turkey	54	49

Total	535	462

Average Price
Oil ($/Bbl):
United States	$62.97	$51.32
France	63.26	49.88
Romania	50.65	—
Turkey	56.83	43.06

Total	$62.38	$49.20

Gas ($/Mcf):
United States	$6.25	$7.04
France	—	—
Romania	3.50	—
Turkey	—	—

Total	$5.31	$7.04

$/BOE:
United States	$48.24	$45.97
France	63.26	49.88
Romania	23.12	—
Turkey	56.83	43.06

Total	$57.05	$48.21

Revenue
Oil and natural gas sales
Oil and natural gas sales for the nine months ended September 30, 2006 were $30.8 million, as compared to $22.6 million for the comparable period in 2005. This increase is primarily due to a $8.84 per BOE increase in price that resulted in a $4.2 million increase in revenue and an increase in production of 73 MBOE that resulted in an additional $4.3 million of revenue. The increase in production was primarily due to the French workovers and horizontal wells completed in late 2005 and the commencement of Romanian gas sales. The above table compares both volumes and prices received for oil and natural gas for the nine months ended September 30, 2006 and 2005. Oil and natural gas prices are and will continue to be extremely volatile and a significant change will have a material impact on our revenue.
We had no loss on commodity derivatives in the nine months ended September 30, 2006 and 2005. We were not party to any hedging contracts as of September 30, 2006.
Costs and expenses
Lease operating
Lease operating expense was $7.7 million, or $14.39 per BOE produced for the nine months ended September 30, 2006, as compared to $6.4 million, or $13.85 per BOE produced for the comparable period in 2005. This increase is primarily due to the 2006 workover program in France, commencement of production in Romania, higher costs and the age of the fields.
Exploration expense.
Exploration expense for the nine months ended September 30, 2006 was $2.7 million, as compared to $2.0 million for the comparable period in 2005.
Dry hole and abandonment
Dry hole and abandonment cost for the nine months ended September 30, 2006 was zero, as compared to $1.4 million for the comparable period in 2005. This decrease is due to expensing the Boyabot # 1 well in Turkey, which did not test sufficient oil and gas to be declared commercial, in the period ended September 30, 2005.
Depreciation, depletion and amortization.
For the nine months ended September 30, 2006, depreciation, depletion and amortization expense was $4.6 million, or $8.60 per BOE produced, as compared to $2.9 million, or $6.28 per BOE produced for the nine months ended September 30, 2005. This is increase is primarily due to increased investments in oil and gas properties.
General and administrative
General and administrative expense was $7.3 million, for the nine months ended September 30, 2006 compared with $5.1 million for the comparable period of 2005. The increase is primarily due to increased personnel costs, expensing of stock based compensation expense related to the restricted stock granted by the Board of Directors to certain employees and non employee directors, the expensing of stock options as required by the adoption of SFAS 123 (R), the Hungarian office which was open in July 2005 and consulting fees associated with the preparation of the Company’s “Strategic Plan”.
Other income and expense
Other income and expense resulted in income of $4.6 million for the nine months ended September 30, 2006 versus income of $1.1 million for the comparable period in 2005. The increase is primarily due to the realized a foreign exchange gain of $1 million that was primarily attributable to a Euro deposit account that was established in late 2005. We purchased the Euros when the value was $1.19 and on September 30, 2006 the Euro was valued at approximately $1.27. We also realized currency transaction gains in Turkey and Hungary. In the second quarter of 2006 we also recorded a gain on the sale of oil and gas properties and other assets of $651,000.
Net income available to common shareholders
For the nine months ended September 30, 2006, we reported income available to common shareholders of $10.1 million, compared with $4.6 million for the same period of 2005.
Other comprehensive income
The most significant element of comprehensive income, other than net income, is foreign currency translation. As of December 31, 2005, we had accumulated an unrealized loss of $3.3 million. For the nine months ended September 30, 2006, we had an unrealized gain of $1.1 million. The functional currency of our operations in France is the Euro, the functional currency in Romania, Turkey and in Hungary is the US Dollar. The exchange rates used to translate the financial position of the French, Turkish, Romanian and Hungarian operations at September 30, 2006 and 2005 are shown below:

	September 30, 2006	September 30, 2005
Euro	$1.2660	$1.2042

New Turkish Lira	$0.6624	$0.7420

Romania Lei	$0.00004	$0.00003

Hungarian Forint	$0.0046	$0.0048

Item 3. Quantitative and Qualitative Disclosure About Market Risk
There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10K for the year ended December 31, 2005.

ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. As a result of the weaknesses described below, based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives.
We have assessed our internal controls and concluded the following material weaknesses existed at September 30, 2006:
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors
Failure to maintain effective internal controls could have a material adverse effect on our operations and stock price.
     We are subject to Section 404 of the Sarbanes-Oxley Act which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing our internal controls and management’s assessment. Effective internal controls are necessary for us to produce reliable financial reports. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial reports, our business decision process may be adversely affected, our business and operating results could be harmed, we could be deemed in violation of our lending covenants, investors could lose confidence in our reported financial information and the price of our stock could decrease.
     During the evaluation of disclosure controls and procedures for the three months ended September 30, 2006, we concluded that our disclosure controls and procedures were not effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives and that we had material weaknesses in our internal control over financial reporting.
     We anticipate that at December 31, 2006, our disclosure controls and procedures will not have been effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives and that we will have material weaknesses in our internal control over financial reporting.
Item 3 – Defaults Upon Senior Securities
     See Note 10 and “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” regarding the default under the Indenture.
ITEM 6 – EXHIBITS

Exhibit
Number	Description	Incorporation by Reference
10.1	Michael J. FitzGerald Change in Control Agreement dated November 8, 2006	Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on November 15, 2006.

10.2	Loan and Guarantee Agreement dated December 28, 2006 by and among Toreador Resources Corporation, as Guarantor, Toreador Turkey Ltd, as Borrower and Guarantor, Toreador Romania Ltd, as Borrower and Guarantor, Madison Oil France SAS, as Borrower and Guarantor, Toreador Energy France S.C.S., as Borrower and Guarantor, Toreador International Holding L.L.C., as Guarantor, and International Finance Corporation	Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on January 4, 2007.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith

31.3	Rule 13a-14(a) Certification of Chief Accounting Officer	Filed Herewith

32.1	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer	Filed Herewith

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