Form 10-K
period 2006-12-31
TOREADOR RESOURCES CORP
filed 2007-03-16
CIK 98720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 0-02517
Toreador Resources Corporation
(Exact name of Registrant as specified in its charter)

Delaware	75-0991164
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

4809 Cole Avenue, Suite 108
Dallas, Texas	75205
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (214) 559-3933
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each Class:	Name of each exchange on which registered:

COMMON STOCK, PAR VALUE $.15625 PER SHARE	NASDAQ GLOBAL MARKET
Securities registered pursuant to Section 12(g) of the Exchange Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer. ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of June 30, 2006 was $317,007,097. (For purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)
     The number of shares outstanding of the registrant’s common stock, par value $.15625, as of March 8, 2007 was 16,215,829 shares.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders, expected to be filed on or before April 30, 2007, are incorporated by reference into Part III of this Form 10-K

PART I
Items 1 and 2. Business and Properties
     Toreador Resources Corporation, a Delaware corporation (together with its direct and indirect subsidiaries, “Toreador,” “we,” “us,” “our,” or the “Company”), is an independent international energy company engaged in oil and natural gas exploration, development, production, leasing and acquisition activities. Our strategy is to increase our reserves through a balanced combination of exploratory drilling, development and exploitation projects and acquisitions. We primarily focus on international exploration activities in countries where we can establish large acreage positions. We also focus on prospects where we do not have to compete directly with major integrated or large independent oil and natural gas producers and where extensive geophysical and geological data is available. Our international operations are all located in European Union or European Union candidate countries that we believe have stable governments, have existing transportation infrastructure, have attractive fiscal policies and are net importers of oil and natural gas.
     We currently hold interests in permits granting us the right to explore and develop oil and natural gas properties in offshore and onshore Turkey, Hungary, Romania and France. We also own various non-operating working interest properties primarily in Texas, Kansas, New Mexico, Louisiana and Oklahoma. At December 31, 2006, we held interests in approximately 5.5 million gross acres and approximately 4.2 million net acres, of which 94.4% is undeveloped. At December 31, 2006, our estimated net proved reserves were 16 million barrels of oil equivalent (MMBOE).
     Historically, our operations have been concentrated in the Paris Basin in France and in south central onshore Turkey and offshore Turkey in the Black Sea. These two regions accounted for 86.9% of our total proved reserves as of December 31, 2006 and approximately 69% of our total production for the year ended December 31, 2006.
     Incorporated in 1951, we were formerly known as Toreador Royalty Corporation.
     See the “Glossary of Selected Oil and Natural Gas Terms” at the end of Item 1 for the definition of certain terms in this annual report.
Recent Developments
     New Secured Revolving Facility
     On December 28, 2006, we entered into a loan and guarantee agreement with International Finance Corporation for our operations in Turkey and Romania. The loan and guarantee agreement provides for two separate facilities, the first of which (the “$10 million facility”) is unsecured and was fully funded on December 28, 2006. The second facility (the “$25 million facility”) is a secured revolving facility which was fully funded on March 2, 2007. The $25 million facility has a current maximum facility amount of $25 million which maximum facility amount will increase to $40 million when the projected total borrowing base amount exceeds $50 million.
     Change in President and Chief Executive Officer
     In January 2007, Mr. G. Thomas Graves III resigned as President and Chief Executive Officer. Following Mr. Graves’ resignation, the Board of Directors elected Mr. Nigel J. B. Lovett to the position of President and Chief Executive Officer. Mr. Lovett has been a member of our Board of Directors since January 2006 and prior to becoming our President and Chief Executive Officer had more than 26 years experience as an investment banker.
     Update on current operations
          Turkey
     Two new gas discoveries, the Guluc-1 well, flowed approximately 17 million cubic feet of gas per day through a 48/64-inch choke at a flowing pressure of approximately 1,180 psi. and the Alapli-1 well tested approximately 6.8 million cubic feet of gas per day through a 32/64-inch choke at a flowing pressure of 1,064 psi.

     The topsides for the Akkaya production tripod have been set and secured. The next step is to tie the three Akkaya wells into the production manifold and then tie in the offshore pipeline. Once this process is complete, the wells will be ready to be put on production.
     The topsides for the Dogu Ayazli tripod are on location, waiting for seas to moderate before attempting to lift the structure onto the tripod.
          France
     The St. Loup D’Ordon-1 exploration well was drilled to test a Neocomian channel sand to the northeast of Toreador’s Neocomian Field Complex in the Paris Basin. The well did not encounter commercial hydrocarbons and has been plugged and abandoned.
          Romania
     The Naeni-6 well is drilling ahead at approximately 1,460 meters depth after intermediate casing was set and is expected to reach total depth in late March 2006. A rig has been moved onto the Lapos-2 exploration well location and will spud as soon as the necessary permits are granted.
Strategy
     Our business strategy is to grow our oil and natural gas reserves, production volumes and cash flows through drilling internally generated prospects, primarily in the international arena. We also seek complementary acquisitions of new interests in our core geographic areas of operation.
We seek to:
     Target under-explored basins in international regions.
     Our international operations are all located in European Union or European Union candidate countries that we believe have stable governments, have existing transportation infrastructure, have attractive fiscal policies and are net importers of oil and natural gas. We focus on countries where we can establish large acreage positions that we believe offer multi-year investment opportunities and concentrate on prospects where extensive geophysical and geological data is available. Currently, we have operations in Turkey, Hungary, Romania and France. We believe our concentrated and extensive acreage positions have allowed us to develop the regional expertise needed to interpret specific geological trends and develop economies of scale.
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
Turkey
     We established our initial position in Turkey at the end of 2001 through the acquisition of Madison Oil Company. In Turkey, we currently hold interests in 31 exploration and three exploitation permits covering approximately 2.5 million net acres. Our exploration and development program focuses on the following areas:
     Western Black Sea Permits
     We currently are the operator and hold a 36.75% working interest in the Western Black Sea permits, which cover approximately 962,000 gross acres.
     South Akcakoca Sub-Basin
     The South Akcakoca sub-basin is an area of approximately 50,000 acres located in the Western Black Sea, offshore Turkey. We discovered gas in September 2004 with the Ayazli-1 well and since that time have drilled ten successful delineation wells, The Cayagzi-1 and Kuzey Akkaya-1 delineation wells were drilled to total depth and did not encounter hydrocarbons, and were plugged and abandoned. We have drilled seven development wells, Dogu Ayazlý-1, Akkaya-2, Dogu Ayazlý-2, Akkaya-3, Bayhanlý-1, Akcakoca-3 and Akcakoca-4 in 2006, two of which required a floating rig, and completed the first phase of pipeline and facility construction with production to begin in March or April of 2007. The first phase of infrastructure development includes: setting up three production platforms; laying two sub sea pipelines; constructing the onshore processing facility for the entire sub-basin development; and constructing the onshore pipeline to tie into the national pipeline operated by the Turkish national gas utility.
     Eregli Sub-Basin
     The Eregli sub-basin is an area of approximately 75,000 acres located in the Western Black Sea, offshore Turkey. We plan to shoot approximately 325 km. high resolution 2D marine seismic survey on the permit in preparation for an exploration program, which we expect to commence in mid-2007. In February 2007 we spudded the Alapli # 1 well.
     Thrace Black Sea Permits
     The Thrace Black Sea permits are located offshore Turkey in the Black Sea between Bulgarian waters and the Bosporus Straits. We are the operator and hold a 50% working interest in the permit covering 422,000 net acres. In June 2005, HEMA Endustri A.S., a Turkish-based conglomerate, agreed to pay 100% of the first $1.5 million of the geophysical and exploration costs on this acreage in exchange for an option for a 50% interest in this permit. In 2006, we completed approximately 1500 km. 2D marine seismic program and we are currently evaluating the seismic to pick the first drilling location. The first two wells on the Thrace Black Sea permits will be drilled in 2007.

     Central Black Sea Permit
     In January 2005, the Turkish government awarded us two additional Black Sea permits located in shallow waters offshore central Turkey comprising approximately 233,000 acres. We intend to acquire 240 km. of 2D marine seismic survey in 2007, and we will then conduct a full analysis of existing technical data on these two permits in which we hold a 100% working interest.
     Eastern Black Sea Permit
     We have an exploration permit on three blocks in the Black Sea offshore Turkey in the coastal waters to the west northwest of the city of Trabzon. The three blocks total approximately 357,062 acres. We are the operator of and hold 100% working interest in this permit. In early 2007, we completed approximately 90 km. of total 230 km. 2D marine seismic program in 2006. The rest of the program will be completed in mid-2007.
     Buyukdag Permit
     The Buyukdag permits cover approximately 39,450 acres located in Eastern Turkey in which we hold 100% working interest. We have already initiated re-processing of existing 2D seismic data in the permit area and plan to acquire approximately 300 km. 2D onshore seismic survey in 2007.
     Southeast Turkey Permits
          Bakuk
     Onshore in southeast Turkey, at the Syrian border, we were recently granted an exploration permit on one block of approximately 95,897 acres. The block is west of some existing oil and gas fields. We are operator of and hold 100% working interest in this permit. We are reprocessing all 2D seismic data which were acquired by the previous operator prior to drilling an exploration well in the permit area.
          Van
     The Van permit area is surrounded by the most prolific oil fields in southeast Turkey and it covers approximately 965,000 acres. We are currently gathering geological and geophysical data to define prospective structures. We are the operator of and hold a 100% working interest in this permit.
Hungary
     We established our initial position in Hungary in June 2005 through the acquisition of Pogo Hungary Ltd. from Pogo Producing Company for $9 million. We currently hold an interest in one exploration permit covering two blocks aggregating approximately 764,000 net acres.
     Szolnok Block
     Two gas wells were drilled by the previous operator in the Szolnok Block, each of which initially tested at over 4 Mmcf per day. We expect to construct a gas processing facility and tie-in pipeline for such wells in 2007, once a gas contract has been concluded. A review of the extensive 2D and 3D seismic surveys, conducted by the prior owner, delineated multiple prospects of which one was drilled in June of 2006. This well was a geophysical and geological success however the inert content exceeded the economic threshold and, therefore, the well was subsequently plugged and abandoned.
     The necessary permits and drilling applications are currently being prepared which should enable the drilling of several additional prospects, each of which is testing a variety of features and concepts – stratigraphic and structural in nature.

     Tompa Block
     Three exploratory wells and two re-entries were undertaken in the southern Tompa Block prospect. The exploration wells failed to encounter commercial hydrocarbons, however; the data and knowledge gained in the exploration process have escalated several leads to the prospect category. The necessary applications are also being prepared which should enable these prospects to be drilled in the late 2007 or early 2008 timeframe.
     Plans to tie-in the two completed re-entry wells are progressing and first production from the Tompa Block is expected in early 2008. Negotiations for the oil and gas sale contract are well advanced.
Romania
     We established our initial position in Romania in early 2003 through the award of an exploration permit in the Viperesti block. We hold a 100% interest in one rehabilitation and two exploration permits covering approximately 625,000 acres.
     Viperesti Permit
     We currently are the operator and hold 100% of this exploration permit, covering approximately 324,000 acres. In December 2006, we spudded the first exploratory well on this prospect the Naeni # 2 bis and in January the well was plugged and abandoned. In February 2007, we spudded the second well the Naeni # 6, the results should be known by the end of the first quarter.
     Moinesti Permit
     We are the operator and hold 100% of this exploration permit, covering approximately 300,000 acres.
     Fauresti Rehabilitation Permit
     We are the operator and hold 100% of this rehabilitation permit. During 2006 we completed the production facility and are currently producing approximately 3.2 MMCFD and 50 BBLS of condensate per day.
France
     We established our initial position in France at the end of 2001 through the acquisition of Madison Oil Company. We hold interests in permits covering five producing oil fields in the Paris Basin on approximately 24,200 net acres as well as three exploration permits covering approximately 232,200 net acres.
     Charmottes Field
     We hold a 100% working interest and operate the permit covering the Charmottes Field, which currently has 9 producing oil wells. The field is produced from two separate reservoirs, one at 1500 meters (4,500 feet) in the fractured limestone of the Dogger and the second one from the Triassic sandstones at 2500 meters (7,500 feet) in the Donnemarie formation. Production is approximately 200 BOPD from both reservoirs
     Neocomian Complex
     Pursuant to two exploitation permits, we operate and hold a 100% working interest in the permits covering the Neocomian Fields, that is comprised of a group of four oil fields. The complex currently has 86 producing oil wells and production is approximately 920 BOPD.
     Courtenay Permit
     We hold a 100% working interest and are the operator of this permit covering approximately 183,000 net acres which surrounds the Neocomian Fields. An exploration well was drilled was February 2007 and was plugged and abandoned.

     Nemours Permit
     We hold a 33 1/2% working interest in this permit covering approximately 15,700 net acres which is operated by Lundin Petroleum AB.
     Aufferville Permit
     We hold a 100% working interest and operate this permit covering approximately 33,100 acres. Two exploration wells will be drilled in April 2007 on the Dogger limestone objective to test two distinct prospects.
United States
     We hold non-operating working interests in 990 gross wells (52 net wells) primarily in Texas, Oklahoma, New Mexico, Kansas and Louisiana.
Title to Oil and Natural Gas Properties
     We do not hold title to any of our international properties, but we have been granted permits by the applicable government entities that allow us to engage in exploration, exploitation and production.
     Turkey
     We have 31 exploration permits covering seven geographic regions. The Western Black Sea permits have been extended through November 2007 and prior to the date of expiration we expect to have completed our minimum work commitment to extend these permits for an additional three to four years. The Southeast Turkey and the Eastern Black Sea permits expire in September 2009, the Thrace Black Sea and the Central Black Sea permits expire in the first quarter of 2009 and the Van and Buyukbey permits expire in May and July 2010, respectively. Onshore exploration permits are granted for four-year terms and may be extended for two additional two-year terms, and offshore exploration permits are granted for six-year terms and may be extended for two additional three-year terms, provided that drilling obligations stipulated under Turkish law are satisfied. Under Turkish law, exploitation permits are generally granted for a period of 20 years and may be renewed upon application for two additional 10-year periods. If an exploration permit is extended for development as an exploitation permit, the period of the exploration permit is counted toward the 20-year exploitation permit.
     Our Turkish proved reserves are:

			At December 31, 2006
	Permit				Post-Expiration Proved		Percent of Proved
	Expiration		Total Proved Reserves		Reserves		Reserves
Property	Year		(MBbl)	(MMCF)	(MBbl)	(MMCF)	Post-Expiration
Zeynel	2013	(1)	37		18		48.65%
Cendere (2 permits)	2012	(1)	628		223		35.50%
S Akcakoca Sub-Basin	2007	(2)		21,425		21,425	100.00%

(1)	Exploitation Permit

(2)	Exploration Permit
     Hungary
     We have two exploration permits that expire in March 2009. In 2006, we re-completed two wells that were drilled by the previous operator on the Szolnok Permit. We are currently in the process of connecting the wells to the sales pipeline. Our Hungarian proved reserves are:

At December 31, 2006
	Permit			Post-Expiration Proved		Percent of Proved
	Expiration	Total Proved Reserves		Reserves		Reserves
Property	Year	(MBbl)	(MMCF)	(MBbl)	(MMCF)	Post-Expiration
Szolnok	2009	1	950	—	542	57.05%

     Romania
     The Moinesti and Viperesti permits will expire in 2009 and the Fauresti rehabilitation permit will expire in 2015. If, prior to the expiration of our Romanian permits, we have not completed the minimum exploration program required by the permits, we must pay the estimated costs of such exploration program to the Romanian government. If we were required to make such payments to the Romanian government, we estimate that the aggregate amount would be less than $8 million and as of December 31, 2006 we have spent $7.3 million. We have not yet established proved reserves on the Moinesti and Viperesti permits.
     The following is information relating to our Romanian proved reserves, all of which relate to the pre-expiration period of the Fauresti Rehabilitation permit:

		At December 31, 2006
	Permit Expiration	Oil	Gas
Property	Year	(MBbl)	(MMcf)
Fauresti	2015	41	3,041
     France
     We hold three French exploration permits: Aufferville, Nemours and Courtenay. No proved reserves have been established in these permits. The Courtenay, Aufferville and Nemours permits expire in 2007, however due to drilling that has been completed or is planned for 2007 we anticipate that we will fulfill our minimum work commitment and anticipate that the permits will automatically be extend for a period of three to four years. The French exploration permits have minimum financial requirements that we expect to meet during their terms. If such obligations are not met, the permits could be subject to forfeiture.
     The French exploitation permits that cover five producing oil fields in the Paris Basin are:

		At December 31, 2006
		Total Proved	Post-Expiration	Percent of Proved
	Permit Expiration	Reserves	Proved Reserves	Reserves
Property	Year	(MBbl)	(MBbl)	Post-Expiration
Neocomian Fields	2011	8,064	5,854	72.60%
Charmottes Field	2013	1,564	640	40.92%
     Although the French government has no obligation to renew exploitation permits, we believe it will renew such exploitation permits so long as we, the permit holder, demonstrate financial and technical capabilities and establish the studies used in defining the work schedule. However, there can be no assurance that we will be able to renew any permits that expire.
United States
     We currently own interests in producing and undeveloped acreage only in the form of non-operating working interests due to the sale of our U.S. mineral and royalty interests in January 2004.
Oil and Natural Gas Reserves
     The following table sets forth information about our estimated net proved reserves at December 31, 2006 and 2005. LaRoche Petroleum Consultants, Ltd., an independent petroleum engineering firm in Dallas, Texas, prepared the estimates of proved developed reserves, proved undeveloped reserves and discounted present value (pretax). We prepared the estimate of standardized measure of proved reserves in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities. No reserve reports have been provided to any governmental agencies.

	December 31,
	2006	2005
U.S.
Proved developed:
Oil (MBbl)	699	792
Gas (MMcf)	4,068	5,225
Total (MBOE)	1,377	1,663
Proved undeveloped:
Oil (MBbl)	1	1
Gas (MMcf)	60	70
Total (MBOE)	11	12
Discounted present value at 10% (pretax) (in thousands) (1)	$19,324	$31,299
Standardized measure of proved reserves (in thousands)	$13,264	$21,033

FRANCE
Proved developed:
Oil (MBbl)	6,770	7,688
Proved undeveloped:
Oil (MBbl)	2,858	3,290
Discounted present value at 10% (pretax) (in thousands) (1)	$131,824	$164,075
Standardized measure of proved reserves (in thousands)	$86,190	$109,129

TURKEY
Proved developed:
Oil (MBbl)	405	378
Proved undeveloped:
Oil (MBbl)	260	261
Gas (MMcf)	21,425	6,476
Total (MBOE)	3,831	1,340
Discounted present value at 10% (pretax) (in thousands) (1)	$89,913	$17,930
Standardized measure of proved reserves (in thousands)	$84,3330	$15,788

ROMANIA
Proved developed:
Oil (MBbl)	41	24
Gas (MMcf)	3,040	3,486
Total (MBOE)	548	605
Discounted present value at 10% (pretax) (in thousands) (1)	$12,941	$11,490
Standardized measure of proved reserves (in thousands)	$13,388	$10,676

HUNGARY
Proved developed:
Oil (MBbl)	1	—
Gas (MMcf)	950	—
Total (MBOE)	159	—
Discounted present value at 10% (pretax) (in thousands) (1)	$2,625	$—
Standardized measure of proved reserves (in thousands)	$970	$—

COMBINED
Proved developed:
Oil (MBbl)	7,916	8,882
Gas (MMcf)	8,058	8,711
Total (MBOE)	9,259	10,334
Proved undeveloped:
Oil (MBbl)	3,119	3,552
Gas (MMcf)	21,485	6,546
Total (MBOE)	6,700	4,643
Total proved:
Oil (MBbl)	11,035	12,434
Gas (MMcf)	29,543	15,257
Total (MBOE)	15,959	14,977
Discounted present value at 10% (pretax) (in thousands) (1)	$256,627	$224,795
Standardized measure of proved reserves (in thousands)	$198,142	$156,626

(1)	The discounted present value represents the discounted future cash flows attributable to our proved oil and natural gas reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of the discounted present value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.

     Reserves were estimated using oil and natural gas prices and production and development costs in effect on December 31, 2006 and 2005, without escalation. The reserves were determined using both volumetric and production performance methods. Proved reserves are those estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. THE VALUES REPORTED MAY NOT NECESSARILY REFLECT THE FAIR MARKET VALUE OF THE RESERVES.
Productive Wells
     The following table shows our gross and net interests in productive oil and natural gas wells as of December 31, 2006. Productive wells include wells currently producing or capable of production.

	Gross (1)			Net (2)
	Oil	Gas	Total	Oil	Gas	Total
United States	682	308	990	21.04	31.35	52.39
France	131	—	131	130.50	—	130.50
Turkey	15	—	15	2.65	—	2.65
Romania	—	5	5	—	5.00	5.00

(1)	“Gross” refers to wells in which we have a working interest.

(2)	“Net” refers to the aggregate of our percentage working interest in gross wells before royalties, before or after payout, as appropriate.
Acreage
     The following table shows the developed and undeveloped acreage attributable to our ownership as of December 31, 2006.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
United States	254,140	37,503	86,893	39,509	341,033	77,012
France	24,260	24,260	263,730	232,215	287,990	256,475
Turkey	31,730	3,059	3,495,684	2,465,331	3,527,414	2,468,390
Romania	—	—	625,325	625,325	625,325	625,325
Hungary	—	—	764,237	764,237	764,237	764,237

Total	310,130	64,822	5,235,869	4,126,617	5,545,999	4,201,439

     Undeveloped acreage includes only those acres on which wells have not been drilled or completed to permit the production of commercial quantities of oil and natural gas regardless of whether or not the acreage contains proved reserves.

Drilling Activity
     The following table shows our drilling activities on a gross and net basis for the years ended 2006, 2005 and 2004.

	Year ended December 31,
	2006		2005		2004
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
UNITED STATES
Development:
Gas (3)	12	0.14	7	0.08	3	0.75
Oil (4)	36	0.15	20	0.04	4	0.20
Abandoned (5)	—	—	2	0.26	—	—

Total	48	0.29	29	0.38	7	0.95

Exploratory
Gas (3)	5	0.35	1	0.25	—	—
Oil (4)	—	—	2	0.45	—	—
Abandoned (5)	8	0.99	—	—	3	0.50

Total	13	1.34	3	0.70	3	0.50

FRANCE
Development:
Oil (4)	—	—	5	5.00	7	7.00
Abandoned (5)	—	—	—	—	—	—

Total	—	—	5	5.00	7	7.00

Exploratory:
Oil (4)	—	—	1	0.50	—	—
Abandoned (5)	—	—	—	—	—	—

Total	—		1	0.50	—	—

TURKEY
Development:
Gas (3)	7	2.57	4	1.80	—	—
Abandoned (5)	2	0.56	1	0.40	—	—

Total	9	3.13	5	2.20	—	—

Exploratory
Oil (6)	—	—	—	—	1	0.75
Gas (7)	—	—	—	—	1	0.40

Abandoned (5)	—	—	—	—	—	—

Total	—	—	—	—	2	1.15

HUNGARY
Exploratory
Abandoned (5)	1	1.00	—	—	—	—

(1)	“Gross” is the number of wells in which we have a working interest.

(2)	“Net” is the aggregate obtained by multiplying each gross well by our after payout percentage working interest.

(3)	“Gas” means natural gas wells that are either currently producing or are capable of production.

(4)	“Oil” means producing oil wells.

(5)	“Abandoned” means wells that were dry when drilled and were abandoned without production casing being run.

(6)	“Oil” means oil shows were found and temporarily suspended awaiting further work.

(7)	“Gas” means gas flow was tested and temporarily suspended awaiting further work.

Net Production, Unit Prices And Costs
     The following table summarizes our oil, natural gas and natural gas liquids production, net of royalties, for the periods indicated. It also summarizes calculations of our total average unit sales prices and unit costs.

	United
	States	France	Turkey	Romania	Total
Year Ended December 31, 2006
Production:
Oil (Bbls)	58,449	441,759	68,342	7,728	576,278
Daily average (Bbls/Day)	160	1,210	187	21	1,578
Gas (Mcf)	489,793	—	—	502,192	991,985
Daily average (Mcf/Day)	1,342	—	—	1,376	2,718
Daily average (BOE/Day)	384	1,210	199	250	2,043
Unit prices:
Average oil price ($/Bbl)	$61.29	$61.74	$56.10	$52.71	$60.90
Average gas price ($/Mcf)	6.38	—	—	3.57	4.96
Average equivalent price ($/BOE)	47.88	61.74	56.10	24.06	53.96
Unit costs ($/BOE):
Lease operating	$15.71	$16.36	$11.60	$7.86	$14.75
Exploration and acquisition	13.44	0.98	11.69	7.09	5.32
Depreciation, depletion and amortization	10.92	7.06	10.94	22.85	10.17
Dry hole cost and impairment of oil and gas properties	12.40	—	—	—	4.65
General and administrative	43.15	4.31	11.81	6.09	13.25

Total	$95.62	$28.71	$46.04	$43.89	$48.14

Year Ended December 31, 2005
Production:
Oil (Bbls)	60,433	403,991	64,792	—	529,216
Daily average (Bbls/Day)	165	1,107	178	—	1,450
Gas (Mcf)	569,566	—	—	—	569,566
Daily average (Mcf/Day)	1,560	—	—	—	1,560
Daily average (BOE/Day)	425	1,107	178	—	1,710
Unit prices:
Average oil price ($/Bbl)	$52.37	$50.92	$43.48	$—	$50.17
Average gas price ($/Mcf)	7.56	—	—	—	7.56
Average equivalent price ($/BOE)	48.08	50.92	43.48	—	49.86
Unit costs ($/BOE):
Lease operating	$13.49	$13.34	$10.96	$—	$13.13
Exploration and acquisition	8.05	2.50	4.46	—	4.71
Depreciation, depletion and amortization	7.63	8.70	8.44	—	8.40
Dry hole cost	—	—	26.84	—	2.79
General and administrative	33.51	2.33	7.22	—	10.70

Total	$62.68	$26.87	$54.92	$—	$39.73

Year Ended December 31, 2004
Production:
Oil (Bbls)	68,129	396,806	73,118	—	538,053
Daily average (Bbls/Day)	187	1,087	200	—	1,474
Gas (Mcf)	546,118	—	—	—	546,118
Daily average (Mcf/Day)	1,496	—	—	—	1,496
Daily average (BOE/Day)	436	1,087	200	—	1,723
Unit prices:
Average oil price ($/Bbl)	$38.87	$35.39	$31.05	$—	$35.24
Average gas price ($/Mcf)	5.81	—	—	—	5.81
Average equivalent price ($/BOE)	35.44	35.39	31.05	—	34.90
Unit costs ($/BOE):
Lease operating	$11.00	$12.31	$10.44	$—	$11.76
Exploration and acquisition	8.55	0.36	41.41	—	7.20
Depreciation, depletion and amortization	7.84	5.93	6.93	—	6.53
General and administrative	26.41	3.66	24.74	—	11.86

Total	$53.80	$22.26	$83.52	$—	$37.35

Office Lease
     We occupy 16,327 square feet of office space at 4809 Cole Avenue, Suite 108, Dallas, Texas 75205 under a lease from SVP Cole, L.P. We also occupy 3,218 square feet of office space in Paris, France, approximately 9,000 square feet of office in Ankara, Turkey, 3,767 square feet in Bucharest, Romania and 2,896 square feet of office space in Budapest, Hungary. Total rental expense for 2006 was approximately $764,000.
Markets and Competition
In France, we currently sell all of our oil production to Elf Antar France S.A., the largest purchaser in the area. This production is shipped by truck to a nearby Elf refinery. The oil also can be transported to refineries on the north coast of France via pipeline. Oil production in Turkey is sold to refineries in the southern part of the country. Once gas production starts in the Sub Akcakkoca Sub-Basin, the gas will be sold through the national pipeline.
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
     Competition for attractive oil and natural gas producing properties, undeveloped leases and drilling rights is also strong, and we can give no assurance we will be able to compete satisfactorily in acquiring properties. Since many major oil companies have publicly indicated their decision to focus on overseas activities, we cannot ensure we will be successful in acquiring any such properties.
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
     Permits and Licenses
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
OSHA and Other Regulations
     We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require us to organize and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.
Employees
     As of March 8, 2007, we employed 96 full-time employees. None of our employees are represented by unions or covered by collective bargaining agreements. To date, we have not experienced any strikes or work stoppages due to labor problems, and we have good relations with our employees. As needed, we also utilize the services of independent consultants on a contract basis.
Segment Reporting
     See Note 16 in the Notes to Consolidated Financial Statements for financial information by segment.
Internet Address/Availability of Reports
     Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our website at http://www.toreador.net as soon as reasonably practicable after we electronically file such material with, or otherwise furnish it to, the Securities and Exchange Commission.
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
     “BOPD” Barrels of oil per day.
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
     “MMcf” One million cubic feet of natural gas.
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
Item 1A. Risk Factors
     Our growth depends on our ability to obtain additional capital and we may not be able to obtain sufficient additional capital to grow our business.
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
     Our projected capital expenditures budget for 2007 is estimated at $81.5 million.

     Currently, we have a $25 million reserve-based credit facility secured by our U.S. assets (the “Texas Capital Facility”); however, our ability to borrow under this facility is limited because of our borrowing base restrictions. At December 31, 2006, there was $5.6 million outstanding under the Texas Capital Facility and approximately $550,000 in additional borrowings were available under the facility. On March 2, 2007, our $15 million reserved-based credit facility was retired from the funds received from the new $25 million facility with the International Finance Corporation. See Note 8 to the Note to the Consolidated Financial Statements.
     On December 28, 2006, we entered a loan and guarantee agreement with International Finance Corporation for our operations in Turkey and Romania. The loan and guarantee agreement provides for two separate facilities, the first of which is the $10 million facility which is unsecured and the second of which is the $25 million facility which is a secured revolving facility. The $25 million facility has a current maximum facility amount of $25 million which maximum facility amount will increase to $40 million when the total borrowing base amount exceeds $50 million.
     We also have outstanding $86.25 million of Convertible Senior Notes due October 1, 2025.
     At December 31, 2006, our debt to equity ratio was .77 to 1, and this ratio and our increased leverage may make it difficult for us to obtain additional funding, especially additional debt.
     No assurance can be given that we will have the needed additional capital to fund our growth under these facilities or from existing operations, including our projected 2007 capital expenditures budget. If we are not able to obtain the additional capital necessary to fund our projected 2007 capital expenditures budget, we currently believe that we will reduce our capital expenditure by approximately $30 to $40 million by delaying exploratory projects until such time as we have the additional capital. We may also seek additional capital by (i) forward selling our crude oil and natural gas production; (ii) obtaining industry partners in our exploratory prospects; (iii) selling our non-core properties; or (iv) a combination of these actions. Ultimately, if we cannot obtain additional capital, we will be required to curtail our operations further by delaying our projects. In addition, we may also experience constraints on our cash available to fund our on-going operations.
     In addition, to the extent that we are not able to obtain additional capital by the incurrence of additional debt, we may need to issue additional equity. Any such issuance of equity could be materially dilutive to our outstanding equity and equity holders. We are currently considering possible issuances of additional equity securities in order to fund our capital expenditures budget for 2007 which equity securities may be sold at a discount to current market prices and may result in substantial dilution to our equity holders.
     The terms of our indebtedness may restrict our ability to grow.
     As noted above, our debt to equity ratio may limit our ability to obtain additional indebtedness. Additionally. our new loan and guarantee agreement with the International Finance Corporation restricts our ability to incur additional indebtedness because of financial ratios that we must meet. Our Texas Capital Facility also restricts the ability of the borrowers, two of our domestic subsidiaries, to incur additional indebtedness because of financial ratios that we must meet.
     Thus, we may not be able to obtain sufficient capital to grow our business, effectuate our business strategy and may lose opportunities to acquire interests in oil and natural gas properties or related businesses because of our inability to fund such growth. If we are unable to secure the necessary capital to fund our 2007 capital expenditure program, we will reduce our budget by $30 to $40 million, by delaying exploratory projects until we have the additional capital.
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
     In connection with such an assessment, we would expect to perform a review of the subject properties that we believe to be generally consistent with industry practices. Nonetheless, the resulting conclusions are necessarily inexact and their accuracy inherently uncertain, and such an assessment may not reveal all existing or potential problems, nor will it necessarily permit us to become sufficiently familiar with the properties to fully assess their merits and deficiencies. Inspections may not always be performed on every platform or well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. As a result, acquired properties may prove to be worth less than we pay for them.
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
     Our continued success is dependent to a significant degree upon the services of our executive officers and upon our ability to attract and retain qualified personnel who are experienced in the various phases of our business. Although we recently replaced G. Thomas Graves III when he resigned in January 2007 with Nigel Lovett, there can be no assurance that if we lose the services of one or more of our other executive officers that we will be able to attract and retain qualified management, geologists, geophysicists and other technical personnel. If we are unable to attract and retain qualified management, geologists, geophysicists and other technical personnel, our business, financial condition, results of operations or the market value of our common stock could be materially adversely affected.
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
     Rather than holding title to our foreign properties, we hold exploitation and exploration permits that have been granted to us for a specific time period by the applicable foreign governments. We must apply to have these permits renewed and extended in order to continue our exploration and development rights. Although we have always reported our proved reserves assuming that the permits will be extended in due course, the Securities and Exchange Commission may take the view that our ability to renew and extend our permits past their current expiration dates is not sufficiently certain such that we should include the reserves that may be produced post expiration in our total proved reserves. Although we have previously been able to provide support to the Securities and Exchange Commission regarding the likelihood of extension, no assurance can be given that the Securities and Exchange Commission will allow us to continue to include these additional reserves in our proved reserves.
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
     Failure to maintain effective internal controls could have a material adverse effect on our operations and our stock price.
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
     During the evaluation of disclosure controls and procedures for the year ended December 31, 2006, we concluded that our disclosure controls and procedures were not effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives and that we had material weaknesses in our internal control over financial reporting. There is no guarantee that we will be able to resolve these material weaknesses or avoid have other material weaknesses in the future.
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
     Our stock price is subject to significant volatility. Overall market conditions, in addition to other risks and uncertainties described in this “Risk Factors” section and elsewhere in this annual report, may cause the market price of our common stock to fall. We participate in a price sensitive industry, which often results in significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low closing stock prices for the twelve months ended March 8, 2007 were $34.49 and $17.14 respectively. Fluctuations in the price of our common stock may be exacerbated by conditions in the energy and oil and natural gas industries or conditions in the financial markets generally. Because our Convertible Senior Notes are convertible into shares of our common stock at a conversion rate equal to 23.3596 shares of common stock per $1,000 principal amount of Convertible Senior Notes, volatility in the price of our common stock may depress the trading price of the Convertible Senior Notes. The risk of volatility and depressed prices of our common stock also applies to holders who receive shares of common stock upon conversion of their Convertible Senior Notes.
     Our common stock is quoted on the Nasdaq Global Market under the symbol “TRGL.” However, daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. It may be difficult for investors to sell their shares of common stock in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.
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
     These factors, among others, could significantly depress the price of our common stock.
     A large percentage of our common stock is owned by our officers and directors, and such stockholders may control our business and affairs.
     At March 8, 2007, our officers and directors as a group beneficially owned approximately 14 % of our common stock (including shares issuable upon exercise of stock options held by officers and directors and upon conversion of our Series A-1 Convertible Preferred Stock held by directors and affiliates of certain directors). Due to their large ownership percentage interest, they may be able remain entrenched in their positions.
     We do not intend to pay cash dividends on our common stock in the foreseeable future.
     We currently intend to continue our policy of retaining earnings to finance the growth of our business. As a result, we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our outstanding shares of preferred stock and our loan and guarantee agreement with the International Finance Corporation restrict our ability to pay dividends on our common stock. Because we do not anticipate paying cash dividends for the foreseeable future, holders who convert their Convertible Senior Notes and receive shares of our common stock will not realize a return on their investment unless the trading price of our common stock appreciates, which we cannot assure.
     We may issue equity securities in the future which may depress the trading price of our common stock and may dilute the interests of our existing stockholders.
     Future sales or issuances of common stock or the issuance of securities senior to our common stock may depress the trading price of our common stock .
     Any issuance of equity securities, including the issuance of shares upon conversion of the Convertible Senior Notes, could dilute the interests of our existing stockholders and could substantially decrease the trading price of our common stock and the notes. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options, or upon conversion of preferred stock or debentures, or for other reasons. As of March 8, 2007, there were:

•	673,870 shares of our common stock issuable upon exercise of outstanding options, at a weighted average exercise price of $5.13 per share, of which options to purchase 660,536 shares were exercisable;

•	98,760 shares of our common stock issuable upon exercise of outstanding warrants, at a weighted average exercise price of $19.81 per share, of which 98,760 were exercisable;

•	450,000 shares of our common stock issuable upon conversion of our Series A-1 Convertible Preferred Stock, at a conversion rate equal to 6.25 shares of common stock per share of Series A-1 Convertible Preferred Stock (subject to certain adjustments for stock splits, stock dividends, mergers or assets distributions); and

•	421,915 shares of our common stock available for future grant under our equity incentive plan.
     Additionally, we are currently considering possible issuances of additional equity securities in order to fund our capital expenditures budget for 2007 which equity securities may be sold at a discount to current market prices and may result in substantial dilution to our equity holders.
     Our leverage may harm our financial condition and results of operations.
     Our total consolidated long-term debt as of December 31, 2006 was approximately $112.8 million and represented approximately .77 of our total capitalization as of that date. Our level of indebtedness could have important consequences to investors, because:
•	it could affect our ability to satisfy our payment obligations under our indebtedness;

•	a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	it may impair our ability to obtain additional financing in the future;

•	it may impair our ability to compete with companies that are not as highly leveraged;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.
     Provisions in our charter documents, the indenture for the Convertible Senior Notes and Delaware law could discourage an acquisition of us by a third party, even if the acquisition would be favorable to holders of our common stock or the Convertible Senior Notes.
     If a “change in control” (as defined in the indenture for the Convertible Senior Notes ) occurs, holders of the Convertible Senior Notes will have the right, at their option, to require us to repurchase all or a portion of their notes. In the event of certain “fundamental changes” (as defined in the indenture for the Convertible Senior Notes), we also may be required to increase the conversion rate applicable to notes surrendered for conversion upon the fundamental change. In addition, the indenture for the Convertible Senior Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the notes. These and other provisions, including the provisions of our charter documents and Delaware law, could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to holders of our common stock or the notes.

     Certain provisions of our charter documents may adversely impact our stockholders.
     Our charter documents provide our board of directors the right to issue preferred stock upon such terms and conditions as it deems to be in our best interests. The terms of such preferred stock may adversely impact the dividend and liquidation rights of the common stockholders without the approval of the common stockholders.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties (see Items 1 and 2. Business and Properties)
ITEM 3. Legal Proceedings
Turkish Registered Capital
     Under the existing Petroleum Law of Turkey, capital that is invested by foreign companies in projects such as oil and natural gas exploration can be registered with the General Directorate of Petroleum Affairs, thereby qualifying for protection against adverse changes in the exchange rate between the time of the initial investment and the time such capital is repatriated out of Turkey. Since 1997 the Turkish government has suspended such protection for repatriated capital. As the holder of more than $50 million of registered capital, we have filed suit in Turkey to attempt to restore the exchange rate protections afforded under the law. No amounts are accrued related to this gain contingency. In March 2002, a lower level court ruled in favor of Toreador. The ruling was subject to appeal that was heard in December 2002. The appellate court reversed the lower court’s ruling. All internal Turkish legal proceedings are exhausted and the rejection of the exchange protection award is final. We have appealed the case to the European Court of Human Rights which is a court recognized by Turkey. We cannot predict the outcome of this matter.
Black Sea Incidents
     In October 2005, in an incident involving a vessel owned by Micoperi Srl, the Ayazli 2 and Ayazli 3 wells were damaged, and subsequently had to be re-drilled. We and our co-venturers have made a claim in respect of the cost of re-drilling and repeating flow-testing. The amount claimed is presently approximately $10.8 million before interest, subject to adjustment when the actual cost of flow-testing the re-drilled wells is known. In addition, we and our co-venturers have claimed to recover back from Micoperi a sum of about $8.7 million paid to Micoperi under the contract between us, our co-venturers and Micoperi. Micoperi has made a cross-claim for about $6.8 million in respect of sums allegedly due to Micoperi under the contract between us, our co-venturers and Micoperi. Micoperi has also asserted a claim that the arrest of the vessel “MICOPERI 30” at Palermo, Italy was wrongful and have asserted a claim for damages in respect of such allegedly wrongful arrest. We and our co-ventures have received security from Micoperi by way of a letter of undertaking from their insurers, and have provided security to Micoperi in respect of their cross-claims by way of a bank guarantee of $7.8 million. The claims and cross-claims are subject to the jurisdiction of the English Court; however, neither side has yet commenced any court proceedings. All the amounts stated above are gross and our share would be equal to 36.75%. We have accrued our portion of the unpaid invoices and is accounting for the potential receivable from Microperi as a gain contingency. Accordingly, the potential gain has not been recorded.
Other
     From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, that may be awarded with any suit or claim would not have a material adverse effect on our financial position.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
     Our shares of common stock, par value $.15625 per share, are traded on the Nasdaq Global Market under the trading symbol “TRGL.” The following table sets forth the high and low sale prices per share for the common stock for each quarterly period during the past two calendar years as reported by Nasdaq Global Market (previously known as the Nasdaq National Market) based upon quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2006:
Fourth quarter	$27.95	$16.83
Third quarter	28.84	16.52
Second quarter	34.53	24.08
First quarter	32.44	20.81
2005:
Fourth quarter	$35.74	$20.09
Third quarter	37.25	23.78
Second quarter	26.86	14.80
First quarter	27.32	17.05
     As of March 8, 2007, there were 16,215,329 shares of common stock outstanding and held of record by approximately 740 holders (inclusive of those brokerage firms, clearing houses, banks and other nominee holders, holding common stock for clients, with all such nominees being considered as one holder).
     The closing price of the common stock on the Nasdaq Global Market on March 8, 2007 was $23.01.
     Dividends on the common stock may be declared and paid out of funds legally available when and as determined by our board of directors. Our board of directors plans to continue our policy of holding and investing corporate funds on a conservative basis, retaining earnings to finance the growth of our business. Therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future. The terms of our Series A-1 Convertible Preferred Stock prohibit us from paying dividends on the common stock without the approval of the holders of a majority of the then outstanding shares of the Series A-1 Convertible Preferred Stock. In addition, the terms of the credit facility with the International Finance Corporation restricts our ability to pay dividends to only those required by law and on the Series A-1 Convertible Preferred Stock.
     Dividends on our Series A-1 Convertible Preferred Stock are paid on a quarterly basis per the terms of such series. Cash dividends totaling $162,000, $186,000 and $714,000 were paid for the years ended December 31, 2006, December 31, 2005 and December 31, 2004, on the Series A-1 Convertible Preferred Stock. On December 31, 2004, 6,000 shares of Preferred Stock were converted into 37,500 common shares. On February 22, 2005, 82,000 shares of the Series A-1 Convertible Preferred Stock were exchanged into 532,664 common shares. Future dividends are anticipated to be paid in cash only at a quarterly rate of $0.5625 per share of Series A-1 Convertible Preferred Stock. On December 31, 2006, there were 72,000 shares of Series A-1 Convertible Preferred Stock outstanding.
     During 2006, there were no equity securities issued pursuant to transactions exempt from the registration requirements under the Securities Act of 1933, as amended, that were not disclosed previously in Current Reports on Form 8-K or Quarterly Reports on Form 10-Q.
     During the fourth quarter 2006, we did not repurchase any of our registered equity securities.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG TOREADOR RESOURCES CORP.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX
ASSUMES $100 INVESTED ON JAN. 01, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

Item 6. Selected Financial Data
The following selected financial information (which is not covered by the report of an independent registered public accounting firm) is summarized from our results of operations for the five-year period ended December 31, 2006 and as well as selected consolidated balance sheet data as of December 31, 2006, 2005, 2004, 2003 and 2002 and should be read in conjunction with the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	Years ended December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands, except per share amounts)
Operating Results:
Revenues	$40,387	$31,117	$21,028	$16,240	$15,375
Costs and expenses	(35,066)	(24,911)	(23,502)	(15,976)	(17,897)

Operating income (loss)	5,321	6,206	(2,474)	264	(2,522)
Other income (expense) from continuing operations	843	4,027	(949)	2,593	(5,205)

Income (loss) before income taxes	6,214	10,233	(3,423)	2,857	(7,727)
Income tax benefit (provision)	(3,647)	315	1,153	603	2,061

Income (loss) from continuing operations, net of tax	2,567	10,548	(2,270)	3,460	(5,666)
Income (loss) from discontinued operations, net of tax	11	47	17,690	1,182	(441)
Dividends on preferred shares	(162)	(684)	(714)	(500)	(374)

Income (loss) available to common shares	$2,416	$9,911	$14,706	$4,142	$(6,481)

Basic income (loss) available to common shares per share	$0.16	$0.69	$1.54	$0.44	$(0.69)

Diluted income (loss) available to common shares per share	$0.15	$0.65	$1.54	$0.44	$(0.69)

Weighted average shares outstanding
Basic	15,527	14,213	9,571	9,338	9,343
Diluted	15,884	15,140	9,571	9,347	9,343

Balance Sheet Data:
Working capital (deficit)	$12,848	$91,299	$(2,728)	$(30,022)	$(7,569)
Oil and natural gas properties, net	251,015	138,158	82,394	79,217	71,872
Total assets	317,204	261,814	101,178	95,203	86,853
Long-term debt, including current portion	112,800	92,060	9,022	30,976	26,860
Stockholders’ equity	147,151	132,359	61,345	39,598	30,021
Cash Flow Data:
Net cash provided by (used in) operating activities	$14,104	$(138)	$(8,177)	$11,354	$6,362
Capital expenditures for oil and natural gas property and equipment, including acquisitions	105,165	58,914	10,911	4,442	6,178

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
     We currently hold interests in permits granting us the right to explore and develop oil and natural gas properties in the Paris Basin, France; onshore and offshore Turkey; onshore Romania; and Hungary. We also own various non-operating working-interest properties primarily in Texas, Kansas, New Mexico, Louisiana and Oklahoma.
     Income available to common shares for 2006 was $2.4 million, or $0.16 per diluted share, compared with income applicable to common shares of $9.9 million, or $0.69 per diluted share, in 2005. Operating income for 2006 was $5.3 million, compared with operating income of $6.2 million in 2005.
     Revenues for the year ended December 31, 2006 were $40.4 million, a 30% increase over 2005 revenues of $31.1 million.
     In 2006, our oil and natural gas production was 741,609 BOE versus production of 624,144 BOE for 2005. Our average realized oil price per barrel for 2006 was $60.90, a 21.4% increase over the average realized oil price per barrel of $50.17 in 2005. The average realized gas price in 2006 was $4.96 per Mcf, 34.4% lower than the average realized gas price of $7.56 per Mcf in 2005.
     At December 31, 2006, we held interests in approximately 5.5 million gross acres (approximately 4.2 million net acres). For a more detailed description of our properties see “Items 1 and 2. Business and Properties.” At December 31, 2006, our net proved reserves were estimated at approximately 16 MMBOE.
     In the second quarter of 2006, we started production in Romania resulting in an additional 91,427 BOE of production for the year.
     In the third and fourth quarter of 2006, we installed the tripods on the Ayazli and Akkaya structures in the Black Sea and currently anticipate commencement of production in April 2007. We will continue to seek opportunities to accelerate our worldwide acquisition and development program by:

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
     Critical Accounting Policies and Management’s Estimates
     The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in this Form 10-K. We have identified below, policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates on a periodic basis and base our estimates on experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:
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
     The application of the successful efforts method of accounting requires management’s judgment to determine the proper designation of wells as either developmental or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and natural gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. On occasion, wells are drilled which have targeted geologic structures that are both developmental and exploratory in nature, and in such instances an allocation of costs is required to properly account for the results. Delineation seismic costs incurred to select development locations within a productive oil and natural gas field are typically treated as development costs and capitalized, but often these seismic programs extend beyond the proved reserve areas and, therefore, management must estimate the portion of seismic costs to expense as exploratory. The evaluation of oil and natural gas leasehold acquisition costs requires management’s judgment to estimate the fair value of exploratory costs related to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.
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
     Reserve Estimates
     Proved reserves are estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods as well as oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery after testing by a pilot project or after the operation of an installed program has been confirmed through production response that increased recovery will be achieved. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage is limited (i) to those drilling units offsetting productive units that are reasonably certain of production when drilled and (ii) to other undrilled units where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. We emphasize that the volume of reserves are estimates that, by their nature are subject to revision. The estimates are made using geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data. We had a downward reserve revision of 9% for the year ended December 31, 2006, a downward reserve revision of 2.4% for the year ended December 31, 2005 and an upward reserve revision of 5.0% for the year ended December 31, 2004. These reserve revisions resulted primarily from improved or a decline in performance from a variety of sources such as an addition to or a reduction in recoveries below or above previously established lowest known hydrocarbon levels, improved or a decline in drainage from natural drive mechanisms, and the realization of improved or declined drainage areas. If the estimates of proved reserves were to decline, the rate at which we record depletion expense would increase.
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
New Accounting Pronouncements
     SFAS No. 157, Fair Value Measurement, (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities. The Financial Accounting Standards Board (“FASB”) believes the standard also responds to investors’ requirement for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating this statement and have not yet determined the impact of such on our financial statements. We plan to adopt this statement when required at the start of our fiscal year beginning January 1, 2008.
     On December 21, 2006, the FASB issued FSP No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2), which addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of its issuance. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We do not expect this standard to have any effect upon adoption, because the Company’s policy has been to accrue such liabilities when they are deemed probable.
     In April 2005, the FASB issued FASB Staff Position (FSP) FAS 19-1 “Accounting for Suspended Well Costs.” This staff position amends FASB Statement No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies” and provides guidance about exploratory well costs to companies who use the successful efforts method of accounting. The position states that exploratory well costs should continue to be capitalized if: 1) a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and 2) sufficient progress is made in assessing the reserves and the well’s economic and operating feasibility. If the exploratory well costs do not meet both of these criteria, these costs should be expensed, net of any salvage value. Additional annual disclosures are required to provide information about management’s evaluation of capitalized exploratory well costs. In addition, the Staff Position requires the annual disclosure of: 1) net changes from period to period of capitalized exploratory well costs for wells that are pending the determination of proved reserves, 2) the amount of exploratory well costs that have been capitalized for a period greater than one year after the completion of drilling and 3) an aging of exploratory well costs suspended for greater than one year with the number of wells it related to. Further, the disclosures should describe the activities undertaken to evaluate the reserves and the projects, the information still required to classify the associated reserves as proved and the estimated timing for completing the evaluation. We adopted FAS 19-1 as of December 31, 2005.
     FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) in the year of adoption. We plan to adopt this statement at the start of our fiscal year beginning January 1, 2007. We are still determining the impact, if any, that this statement will have on our financial statements.
     On February 16, 2006, the FASB issued Statement 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140.” The statement amends Statement 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative and provides additional guidance on the applicability of Statement 133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year that begins after September 16, 2006. We have determined that the impact on our financial statements will not be material. We have adopted FASB 155 on January 1, 2007.
     On December 16, 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“ SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. This standard did not have a material impact on our financial position, results of operations or cash flows.
     SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). In September 2006, the Securities and Exchange Commission provided guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes a dual approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB No. 108 in 2006. The adoption of this statement did not impact our financial statements.
     In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115”. The statement permits entities to chosse to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any items for which Toreador elects the fair value measurement option would be reported in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. However, early adoption is permitted for fiscal years beginning on or before November 15, 2007, provided Toreador also elects to apply the provisions of Statement 157, “Fair Value Measurements”, at the same time. Toreador is currently assessing the effect, if any, the adoption of Statement 159 will have on its financial statements and related disclosures.
LIQUIDITY AND CAPITAL RESOURCES
     This section should be read in conjunction with Notes 9 and 10 to Notes to Consolidated Financial Statements included in this filing.
     Liquidity
     As of December 31, 2006, we had cash and cash equivalents and restricted cash of $33.2 million, a current ratio of approximately 1.3 to 1 and a debt (convertible debenture, long-term debt and Convertible Senior Notes) to equity ratio of .77 to 1. For the twelve months ended December 31, 2006, operating income was $5.3 million and capital expenditures were $120.2 million.
     Our preliminary capital expenditure budget (subject to projected available capital) for 2007 is $81.5 million, and we currently plan on funding our 2007 capital expenditure program through (i) funds that have been received from our new credit facilities with the International Finance Corporation; (ii) cash flow from our existing properties, including our Black Sea properties that are anticipated to commence production in April 2007, and (iii) future potential financing sources, including the public or private issuance of debt or equity.
     We are currently considering possible issuances of additional equity securities in order to fund our capital expenditures budget for 2007 which equity securities may be sold at a discount to current market prices and may result in substantial dilution to our equity holders.
     If the cash flow from our operations, including our Black Sea properties, is less than anticipated and or if we are unable to issue additional capital through the issuance of debt or equity, we currently believe that we will reduce our capital expenditures by approximately $30 to $40 million, by delaying exploratory projects until such time as we have additional capital. We may also seek additional capital by (i) forward selling our crude oil and natural gas production; (ii) obtaining industry partners in our exploratory prospects; (iii) selling our non-core properties; or (iv)

a combination of these actions. We believe such actions will allow us to meet our capital commitments and that as a result we will have sufficient liquidity for the remainder of 2007.
     Senior Debt
     On December 23, 2004, we entered into a five-year $15 million reserve-based borrowing facility with a French lender to finance the development of our existing French fields, acquisitions of new fields, general working capital and other corporate purposes. The facility bears interest at a floating rate of 2.25-2.75% above LIBOR (7.54% total rate at December 31, 2006) depending on the principal outstanding. Toreador and certain of its U.S. and French subsidiaries have each guaranteed the obligations under the facility. This facility will require monthly interest payments until December 23, 2009, at which time all unpaid principal and interest are due. Under the $15 million facility borrowings of approximately $909,000 were available at December 31, 2006. The $15 million facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets, change of control and management, limitations on the distribution of stock dividends and require us to meet certain financial requirements. Specifically, we must maintain an interest cost ratio of not less than 4.00 to 1.00, an indebtedness ratio of not less than 1.00 to 1.00, asset life cover ratio of not less than 1.25 to 1.00, a loan life cover ratio equal to or greater than 1.15 to 1.00 and a debt service coverage ratio equal to or greater than 1.10 to 1.00. On March 3, 2007 this facility was retired and replaced by the credit facility with the International Finance Corporation. See Note 8 to the Notes to the Consolidated Financial Statements.
     As a result of not providing Natixis with our unaudited consolidated financial statements for the nine month period ended September 30, 2006 within forty-five (45) days after the end of such quarter, we were in default under the $15 million facility. Until January 16, 2007, Natixis waived such default and any other default under the facility as a result of us not yet providing such financial statements. On January 16, 2007, we filed the Form 10-Q for the quarter ended September 30, 2006 and provided the unaudited consolidated financial statements contained in the Form 10-Q to Natixis which cured the default.
     On March 2, 2007, the facility was retired and all amounts due were paid.
     On December 30, 2004, we entered into a five-year $25 million reserve-based borrowing facility with Texas Capital Bank, N.A. in order to finance the development and acquisition of oil and natural-gas interests both domestically and internationally and for working capital purposes. The facility bears interest at a rate of prime less 0.5% (7.75% total rate at December 31, 2006) and is collateralized by our domestic working interests. The borrowers under this facility are two of our domestic subsidiaries, and the parent entity has guaranteed the obligations. At December 31, 2006, we had $5.6 million outstanding and approximately an additional $550,000 available for borrowings. As of March 8, 2007, we had approximately $5.6 million outstanding and an additional approximately $550,000 available for borrowings. The Texas Capital facility requires monthly interest payments until January 1, 2009 at which time all unpaid principal and interest are due. The Texas Capital facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets, change of control and management and require us to meet certain financial requirements. Specifically, we must maintain a current ratio of 1.25 to 1.00 (exclusive of amounts due under revolving credit arrangements) and an interest coverage ratio of not less than 3.00 to 1.00.
     We were in default under the Texas Capital facility for failing to provide Texas Capital on or before the 60th day after the last day of the fiscal quarter ended September 30, 2006 with a copy of the unaudited consolidated financial statements of Toreador and there was an event of default under the Texas Capital facility for defaulting in the performance or observance of a provision under the Senior Convertible Notes. Texas Capital waived the default and event of default until January 16, 2007. On January 16, 2007, we filed the Form 10-Q for the quarter ended September 30, 2006 and provided the unaudited consolidated financial statements contained in the Form 10-Q to Texas Capital which cured the default.
     New Secured Revolving Facility
     On December 28, 2006, we entered into a loan and guarantee agreement with International Finance Corporation. The loan and guarantee agreement provides for a $25 million facility which is a secured revolving facility with a current maximum facility amount of $25 million which maximum facility amount will increase to $40 million when the projected total borrowing base amount exceeds $50 million. The $25 million facility funded on March 2, 2007. The total proceeds received on March 2, 2007 were approximately $25 million, of which $11 million was used to retire the outstanding balance on the $15 million credit facility and the remaining $14 million of funds will be used to finance our capital expenditures in Turkey and Romania. The loan and guarantee agreement also provides for an unsecured $10 million facility which funded on December 28, 2006. As of December 31, 2006 and March 8, 2007, the $10 million facility had $10 million outstanding. All amounts available under the new secured revolving facility have been funded. Both the $25 million facility and the $10 million facility are to fund the our operations in Turkey and Romania.
     Interest accrues on any loans under the $25 million facility at a rate of 2% over the six month LIBOR rate. Interest accrued on the $10 million facility at a rate of 1.5% over the six month LIBOR rate until the $25 million facility funded on March 2, 2007 after which the rate for the $10 million facility was lowered to 0.5% over the six month LIBOR rate. As of December 31, 2006 the interest rate on the $10 million facility was 6.86%. As of March 8, 2007, the interest rate on the $25 million facility was 7.349% and the interest rate on the $10 million facility was 5.849%. Interest is to be paid on each June 15 and December 15.
     On December 31, 2011, the maximum amount available under the $25 million facility begins to decrease by $5 million every six months from $40 million (assuming the projected borrowing base amount exceeds $50 million) until the final portion of the $25 million facility is due on December 15, 2014. On December 15, 2014, $5 million of the $10 million facility is to be repaid with the remaining $5 million being due on June 15, 2015.
     We are to meet the following ratios on a consolidated basis: (i) the life of loan coverage ratio of not less than: (a) 1.2:1.0 in 2006 and 2007; (b) 1.3:1.0 in 2008; and (c) 1.4:1.0 in 2009 and each subsequent year thereafter; (ii) reserve tail ratio of not less than 25%; (iii) adjusted financed debt to EBITDA ratio of not more than 3.0:1.0; (iv) liabilities to tangible net worth ratio of not more than 60:40; and (v) interest coverage ratio of not less than 3.0:1.0.
     We are subject to certain negative covenants, including, but not limited to, the following: (i) except as required by law or to pay the dividends on the Series A-1 Convertible Preferred Stock, paying dividends; (ii) subject to certain exceptions, incurring debt, making guarantees or creating or permitting to exist any liens, (iii) subject to certain exceptions, making or permitting to exist loans or advances to, or deposits, with other persons or investments in any person or enterprise; (iv) subject to certain exceptions, selling, transferring, leasing or otherwise disposing of all or a material part of its borrowing base assets; and (v) subject to certain exceptions, undertaking or permitting any merger, spin-off, consolidation or reorganization.
     5% Convertible Senior Notes Due 2025
     On September 27, 2005, we sold $75 million of Convertible Senior Notes due October 1, 2025 to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. We also granted the initial purchasers the option to purchase an additional $11.25 million aggregate principal amount of Convertible Senior Notes to cover over-allotments. The option was exercised on September 30, 2005. The total principal amount of Convertible Senior Notes issued was $86.25 million and total net proceeds were approximately $82.2 million.
     The Convertible Senior Notes bear interest at a rate of 5% per annum and can be converted into common stock at an initial conversion rate of 23.3596 shares of common stock per $1,000 principal amount of Convertible Senior Notes , subject to adjustment (equivalent to a conversion price of approximately $42.81 per share). We may redeem the Convertible Senior Notes, in whole or in part, on or after October 6, 2008, and prior to October 1, 2010, for cash at a redemption price equal to 100% of the principal amount of Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest, if the closing price of its common stock exceeds 130% of the conversion price over a specified period. On or after October 1, 2010, we may redeem the Convertible Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest, irrespective of the price of its common stock. Holders may convert their Convertible Senior Notes at any time prior to the close of business on the business day immediately preceding their stated maturity, and holders may, upon the occurrence of certain fundamental changes, and on October 1, 2010, October 1, 2015, and October 1, 2020, require us to repurchase all or a portion of their Convertible Senior Notes for cash in an amount equal to 100% of the principal amount of such Convertible Senior Notes, plus any accrued and unpaid interest.

     Due to our restating the consolidated financial statements for the years ended December 31, 2003, 2004 and 2005 and our consolidated financial statements for each of the quarters ended March 31 and June 30, 2006, we did not provide the trustee under the indenture of the Convertible Senior Notes with copies of our annual reports, information, documents and other reports that we are required to file with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 within thirty (30) days of when such reports are required to be filed with the Securities and Exchange Commission.
     On December 15, 2006, we received a notice from the trustee for failing to provide the trustee with a copy of our Form 10-Q for the nine month period ended September 30, 2006. Since we cured the covenant default within thirty (30) days after receiving the written notice from the trustee, we cured the default and an event of default did not occur.
     The registration rights agreement covering the Convertible Senior Notes provides for a penalty if the registration statement is filed and declared effective but thereafter ceases to be effective (a “Suspension Period”) for an aggregate of forty-five (45) days in any three month period or ninety (90) days in any twelve month period (an “Event Date”). Such penalty calls for an additional 0.25% per annum in interest expense on the aggregate principal amount of the Convertible Senior Notes for the first ninety (90) days following an Event Date and an additional 0.50% per annum in interest expense on the aggregate principal amount of the Convertible Senior Notes thereafter, until such Suspension Period ends upon the registration statement again becoming effective. Because we did not file our Quarterly Report on Form 10-Q for the nine month period ended September 30, 2006 in a timely manner, the registration statement for the Convertible Senior Notes became ineffective and we entered a Suspension Period on November 15, 2006. Such Suspension Period ended on January 23, 2007 when we provided notice that the Form 10-Q had been filed and the Suspension Period was no longer in effect. Because the Suspension Period exceeded forty-five (45) days in any three month period, we will owe approximately $14,375 in additional interest expense. Once we file our Form 10-K for the year ended December 31, 2006, we will again enter a Suspension Period until we can file and have declared effective an amendment to our registration statement on Form S-1. Because of the previous Suspension Period, we will exceed the ninety (90) days in any twelve month period on the twenty first (21st) day following the filing of our Form 10-K and will again begin to accrue additional interest as described above until we can file and have declared effective an amendment to our registration statement on Form S-1.
     Preferred Stock
     On February 22, 2005, 82,000 shares of Series A-1 Convertible Preferred Stock were exchanged for an aggregate of 512,000 shares of our common stock. As of December 31, 2006, there were 72,000 shares of Series A-1 Convertible Preferred Stock outstanding. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 450,000 Toreador common shares). The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter.
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
     Dividends on our Series A-1 Convertible Preferred Stock are paid quarterly. For the year ended December 31, 2006 dividends totaled $162,000.

The terms of the loan and guarantee agreement with the International Finance Corporation limit the payment of dividends only to those that are required by law and to dividends associated with our Series A-1 Convertible Preferred Stock.
     Contractual Obligations
The following table sets forth our contractual obligations in thousands at December 31, 2006 for the periods shown:

		Less than	One To	Four to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Long-term debt	$112,800	$5,000	$6,000	$5,500	$96,300
Lease commitments	1,516	502	365	264	385

Total contractual obligations	$114,316	$5,502	$6,365	$5,764	$96,685

Contractual obligations for long-term debt above does not include amounts for interest payments.
Results of Operations
Comparison of Years Ended December 31, 2006 and 2005

	For the Years Ended December 31,
	2006	2005		2006	2005
Production:			Average Price:
Oil (MBbls):			Oil ($/Bbl):
United States	58	60	United States	$61.29	$52.37
France	442	404	France	61.74	50.92
Turkey	68	65	Turkey	56.10	43.48
Romania	8	—	Romania	52.71	—

Total	576	529	Total	$60.90	$50.17

Gas (MMcf):			Gas ($/Mcf):
United States	490	570	United States	$6.38	$7.56
France	—	—	France	—	—
Turkey	—	—	Turkey	—	—
Romania	502	—	Romania	3.57	—

Total	992	570	Total	$4.96	$7.56

MBOE:			$/ BOE:
United States	140	155	United States	$47.88	$48.08
France	442	404	France	61.74	50.92
Turkey	68	65	Turkey	56.10	43.48
Romania	92	—	Turkey	24.06	—

Total	742	624	Total	$53.96	$49.86

Revenues
     Oil and natural gas sales
     Oil and natural gas sales for the twelve months ended December 31, 2006 were $40.4 million, as compared to $31.1 million for the comparable period in 2005. This increase is primarily due to a significant increase in the average realized price for oil partially offset by a $2.60 decline in the price realized for natural gas. Production increased by approximately 118 MBOE due primarily to the start of production in Romania and increases in production in Turkey and France that was somewhat offset by lower production in the United States.
     The above table compares both volumes and prices received for oil and natural gas for the twelve months ended December 31, 2006 and 2005. Oil and natural gas prices are and probably will continue to be extremely volatile and a significant change will have a material impact on our revenue.
     We had no loss on commodity derivatives for the years ended December 31, 2006 and 2005.
Costs and expenses
     Lease operating

     Lease operating expense was $10.9 million, or $14.75 per BOE produced for the twelve months ended December 31, 2006, as compared to $8.2 million, or $13.13 per BOE produced for the comparable period in 2005. This increase is primarily due to increased operating costs in France, the start of production in Romania and higher costs associated with the age of our fields.
     Exploration expense
     Exploration expense for the twelve months ended December 31, 2006 was $3.9 million, as compared to $2.9 million for the comparable period in 2005. This change is primarily due to increased activity in Hungary and Romania in interpreting data in order to evaluate drilling locations for 2007.
     Dry hole and abandonment
     Dry hole and abandonment cost for the twelve months ended December 31, 2006 was $3.1 million, as compared to $1.7 million in 2005. This is primarily due to the drilling of a dry hole in Hungary.
     Depreciation, depletion and amortization.
     For the twelve months ended December 31, 2006 depreciation, depletion and amortization expense was $7.5 million, or $10.17 per BOE produced, as compared to $5.2 million, or $8.40 per BOE produced for the twelve months ended December 31, 2005. This increase is primarily due to the downward revision of proved reserves in the United States and France of approximately 1.1 MBOE of proved reserves.
     Impairment of oil and natural gas properties
     Impairment charged in 2006 was $345,000 compared to $110,000 in 2005. This increase was primarily due to the downward revisions of proved reserves in the United States.
     General and administrative
     General and administrative expense, not including stock compensation expense, was $7.2 million for the twelve months ended December 31, 2006, compared with $6.3 million for the comparable period of 2005. This increase is primarily due to increased personnel costs of $1.1 million, the Hungarian office which was opened in July 2005 of $310,000 and the costs of restating the financial statements for the years ended December 31, 2003, 2004 and 2005 and the quarters ended March 31, 2006 and June 30, 2006 of approximately $820,000. These were reduced by an increase in the amounts allocated to development projects and exploration expense of approximately $1.7 million
     Stock compensation expense
     Stock compensation expense was $2.7 million for the twelve months ended December 31, 2006, compared with $401,000 for the comparable period of 2005. The increase is due to the restricted stock granted by the Board of Directors to certain employees, consultants and non-employee directors and the expensing of stock options as required by the adoption of SFAS 123 (R).
     Other income and expense
     Other income and expense resulted in income of $0.9 million for the twelve months ended December 31, 2006 versus income of $4 million in 2005. This decrease is primarily due to foreign exchange losses in Hungary and Turkey.

     Discontinued operations
     On March 12, 2004, pursuant to the terms of an Agreement for Purchase and Sale dated December 17, 2003, Toreador and Tormin, Inc., a wholly owned subsidiary of Toreador, sold their United States mineral and royalty assets to Black Stone Acquisitions Partners I, L.P. The gross consideration was approximately $45 million cash. The effective date of the sale was January 1, 2004.
The results of operations of assets in the United States to be sold as of December 31, 2003 have been presented as discontinued operations in the accompanying consolidated statements of operations. Results for these assets reported as discontinued operations were as follows:

	Twelve Months Ended December 31.
	2006	2005	2004
	(in thousands)
Revenues:
Oil and natural gas sales	$11	$63	$139

Costs and expenses:
Lease operating	—	1	(10)
Allocated general and administrative	—	15	163

Total costs and expenses	—	16	153
Gain on sale of properties	—	—	28,711

Income before taxes	11	47	28,697
Income tax provision	—	—	11,007

Income from discontinued operations	$11	$47	$17,690

     Provision for income taxes
At December 31, 2006, it was “unlikely” that the United States parent entity, Toreador Resources Corporation, would be able to generate sufficient future taxable income to utilize $1.2 million of a $6.3 million net operating loss carryforward. We therefore established a valuation allowance of $1.2 million which resulted in an increase to the provision for income taxes.
     Income available to common shares
     For the twelve months ended December 31, 2006, we reported income from continuing operations net of taxes of $2.6 million, compared with income of $10.5 million for the same period of 2005. For the twelve months ended December 31, 2006 income available to common shares was $2.4 million versus $9.9 million for the year ended December 31, 2005.
     Other comprehensive income

The most significant element of comprehensive income, other than net income, is foreign currency translation. As of December 31, 2005, we had accumulated an unrealized loss of $3.4 million. In the year ended December 31, 2006, we had an unrealized gain of $7.6 million. The functional currency of our operations in France is the Euro and in Romania, Turkey and Hungary the functional currency is the United States Dollar. The exchange rates used to translate the financial position of the French, Turkish, Romanian and Hungarian operations at December 31, 2006 and 2005 are shown below:

	December 31,
	2006	2005	2004
Euro	$1.3170	$1.1797	$1.3621

New Turkish Lira	$0.7065	$0.7408	$0.7418

Romania Lei	$0.3886	$0.3508	$—

Hungarian Forint	$0.0052	$0.0047	$—

Comparison of Years Ended December 31, 2005 and 2004

	For the Years Ended December 31,
	2005	2004		2005	2004
Production:			Average Price:
Oil (MBbls):			Oil ($/Bbl):
United States	60	68	United States	$52.37	$38.87
France	404	397	France	50.92	35.39
Turkey	65	73	Turkey	43.48	31.05

Total	529	538	Total	$50.17	$35.24

Gas (MMcf):			Gas ($/Mcf):
United States	570	546	United States	$7.56	$5.81
France	—	—	France	—	—
Turkey	—	—	Turkey	—	—

Total	570	546	Total	$7.56	$5.81

MBOE:			$/ BOE:
United States	155	159	United States	$48.08	$35.44
France	404	397	France	50.92	35.39
Turkey	65	73	Turkey	43.48	31.05

Total	624	629	Total	$49.86	$34.90

Revenues
     Oil and natural gas sales
Oil and natural gas sales for the twelve months ended December 31, 2005 were $31.1 million, as compared to $22.3 million for the comparable period in 2004. This increase is primarily due to a significant increase in the average realized price of both oil and natural gas. Production decreased by approximately 5 MBOE due primarily to normal declines in our oil and gas properties in the US and in Turkey, offset by a slight increase in France from the results of successful workovers and new drilling.

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
Costs and expenses
     Lease operating
     Lease operating expense was $8.2 million, or $13.13 per BOE produced for the twelve months ended December 31, 2005, as compared to $7.4 million, or $11.76 per BOE produced for the comparable period in 2004. This increase is primarily due to the workover program in France and a 5 MBOE decline in production when comparing the twelve months ended December 31, 2005 to 2004.
     Exploration expense
     Exploration expense for the twelve months ended December 31, 2005 was $2.9 million, as compared to $4.5 million for the comparable period in 2004. In 2004 we conducted a seismic program in the Black Sea, resulting in an additional $1.8 million of exploration expense in 2004.
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
     General and administrative
     General and administrative expense was $6.7 million for the twelve months ended December 31, 2005, compared with $7.5 million for the comparable period of 2004. The decrease is primarily due to allocating a portion of Turkey’s cost to the development project and exploration expense of $2.4 million. This decrease is partially offset by an increase in the United States primarily due to increased staff of approximately $121,000, Sarbanes-Oxley compliance of approximately $238,000, legal expenses of $175,000, professional fees of $167,000, data processing fees of $123,000 and expensing of stock compensation expense related to the restricted stock granted by the Board of Directors to certain employees, consultants and non employee directors of approximately $401,000.
     Other income and expense
     Other income and expense resulted in income of $4 million for the twelve months ended December 31, 2005 versus a loss of $790,000 for the comparable period in 2004. The increase was primarily due to a $2.4 million foreign currency exchange gain in 2005 versus a foreign exchange gain of $127,000 in 2004. In 2005 we incurred $1.4 million in interest expense, of which all was capitalized to oil and gas properties, compared to $1.9 million of interest expense in 2004, of which $432,000 was capitalized to oil and gas properties. Also in 2005 we recorded interest income of $1.4 million as compared to $515,000 in 2004.
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

	Three Months Ended
	March	June	September	December
	31,	30,	30,	31,
	(in thousands, except per share data)
For the year ended December 31, 2006:
Total revenues	$9,769	$10,303	$10,726	$9,589
Total costs and expenses	7,298	7,502	7,418	12,848
Income (loss) from continuing operations	3,148	1,573	5,461	(7,615)
Income (loss) from discontinued operations, net of tax	—	—	11	—
Net income (loss)	3,148	1,573	5,472	(7,615)
Income (loss) available to common shares	3,107	1,532	5,432	(7,655)
Basic income (loss) available to common shares per share	0.20	0.10	0.35	(0.49)
Diluted income (loss) available to common shares per share	0.19	0.09	0.33	(0.49)

For the year ended December 31, 2005 :
Total revenues	$6,676	$7,164	$8,770	$8,507
Total costs and expenses	5,281	5,476	7,040	7,114
Income (loss) from continuing operations	1,925	1,956	1,351	5,316
Income (loss) from discontinued operations, net of tax	10	1	14	22
Net income (loss)	1,935	1,957	1,365	5,338
Income available to common shares	1,372	1,917	1,324	5,298
Basic income available to common shares per share	0.11	0.14	0.09	0.35
Diluted income available to common shares per share	0.10	0.13	0.09	0.32
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
     The following quantitative and qualitative information is provided about financial instruments to which we are a party as of December 31, 2006, and from which we may incur future earnings gains or losses from changes in commodity prices. We do not designate our derivatives as hedges; however, we do not enter into derivative or other financial instruments for trading purposes.
     Oil and Natural Gas Prices
     We market our oil and natural gas production primarily on a spot market basis. As a result, our earnings could be affected by changes in the prices for these commodities, regulatory matters or demand for the commodities. As market conditions dictate, from time to time we will lock in future oil and natural gas prices using various hedging techniques. We do not use such financial instruments for trading purposes, and we are not a party to any leveraged derivatives. Market risk is estimated as a 10% decrease in the prices of oil and natural gas. Based on our projections for 2007 sales volumes at fixed prices, such a decrease would result in a reduction to oil and natural gas sales revenue of approximately $7 million.
     Foreign Currency Exchange Rates
     The functional currency of our French operations is the Euro. While our oil sales are calculated on a U.S. dollar basis, we are exposed to the risk that the values of our French assets will decrease and that the amounts of our French liabilities will increase. Market risk is estimated as a 10% decrease in the exchange rate for Euros to U.S. dollars. Based on the net assets in our French operations at December 31, 2006, such a decrease would result in an unrealized loss of approximately $8.1 million due to foreign currency exchange rates.
     Derivative Financial Instruments
     We utilize commodity derivative instruments as part of our risk management program and, prior to the repayment of our senior credit facilities in January 2004, we utilized them to comply with the requirements of our senior credit facilities. These transactions are generally structured as either swaps or collar contracts. A swap has the effect of an outright sale at a specific price. A collar has the effect of creating a sale only if a floor or ceiling price is exceeded. These instruments (i) reduce the effect of the price fluctuations of the commodities we produce and sell and (ii) support our annual capital budgeting and expenditure plans. When we had our senior credit facilities that required these instruments, these instruments protected the amounts required for servicing outstanding debt and maximized the funds available under these facilities. The trading party that represents the other side of each of these transactions is known as a “counterparty.” Currently, we do not have any commodity derivative instruments for our production.
     See Note 2 of Notes to Consolidated Financial Statements for a description of our accounting policies followed relative to derivative financial instruments and for specific information regarding the terms of our derivative financial instruments that are sensitive to changes in crude oil and natural gas commodity prices.
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

ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.
     None.
Item 9A. Controls and Procedures
     Corporate Disclosure Controls
     Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this amended annual report. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as a result of the material weaknesses discussed below, our disclosure controls and procedures as of December 31, 2006 were not effective.
     Management’s Annual Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(e). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our control environment is the foundation for our system of internal control over financial reporting and is an integral part of our Code of Ethical Conduct and Business Practices and our Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, which sets the tone of our Company. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
     In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2006, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
     Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting in connection with preparation of the annual report on Form 10-K for the year ended December 31, 2006. As a result of these assessments, various material weaknesses were identified. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
The following material weaknesses are the basis for our conclusion at December 31, 2006:
•	We did not maintain an effective control environment and our financial and accounting organization was not adequate to support our financial reporting requirements. The involvement of corporate personnel in the reporting of foreign transactions and operations was not sufficient to accurately capture and record such activity and we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles consistent with the level and complexity of our operations. The Company also did not have an adequate review and approval process for recorded journal entries and changes made to the general ledger.

•	Our accounting and financial reporting systems and procedures were not sufficiently designed to ensure consistent and complete application of our accounting policies and to prepare financial statements in accordance with generally accepted accounting principles. This includes not only the sufficiency of our review of sensitive calculations, reconciliations and spreadsheets but also the preparation and processing of financial accounting information.
     Based on our assessment, and because of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2006 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.
     Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The report, dated March 16, 2007, which expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is included below.
     Changes in Internal Controls
     There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Management is currently evaluating the implementation of procedures that may be necessary to fully remediate the material weaknesses described above. Management is in the process of making the following changes to its system of internal controls.
•	Improving the computerized integrated financial reporting system. This will automate the manual processes that are causing errors in spreadsheets and sensitive calculations.

•	Hiring additional experienced accounting staff to allow for improved segregation of duties and a more thorough review, by senior financial personnel, of the financial statements and underlying supporting documentation.

•	Providing additional training to our accounting staff and acquiring other accounting resources to improve our financial reporting.

•	Formally documenting our accounting policies and procedures.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Toreador Resources Corporation
We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting,” that Toreador Resources Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment.
•	The Company did not maintain an effective control environment and its financial and accounting organization was not adequate to support its financial reporting requirements. The involvement of corporate personnel in the reporting of foreign transactions and operations was not sufficient to accurately capture and record such activity and it did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles consistent with the level and complexity of its operations. The Company also did not have an adequate review and approval process for recorded journal entries and changes made to the general ledger.

•	The Company’s accounting and financial reporting systems and procedures were not sufficiently designed to ensure consistent and complete application of its accounting policies and to prepare financial statements in accordance with generally accepted accounting principles. This includes not only the sufficiency of review of sensitive calculations, reconciliations and spreadsheets but also the preparation and processing of financial accounting information.
These material weakness were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 16, 2007, which expressed an unqualified opinion on those financial statements.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ GRANT THORNTON LLP
Dallas, Texas
March 16, 2007
ITEM 9B. Other Information.
     None.

PART III
ITEM 10. Directors, Executive Officers of the Registrant and Corporate Governance.
     Information required by this item relating to our (i) directors, nominees for directors and executive officers, (ii) audit committee, (iii) Code of Ethical Conduct and Business Practices, (iv) changes in procedures by which security holders may recommend nominees to our board of directors, and (v) compliance with Section 16(a) of the Securities Exchange Act will be set forth in our Proxy Statement relating to the 2007 Annual Meeting of Stockholders, that will be filed with the Securities and Exchange Commission on or prior to April 30, 2007, and that is incorporated herein by reference.
ITEM 11. Executive Compensation.
     Information required by this item relating to executive compensation will be set forth in our Proxy Statement relating to the 2007 Annual Meeting of Stockholders, that will be filed with the Securities and Exchange Commission on or prior to April 30, 2007, and that is incorporated herein by reference.
ITEM 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.
     Information required by this item relating to (i) security ownership of certain beneficial owners and management and (ii) securities authorized for issuance under equity compensation plans will be set forth in our Proxy Statement relating to the 2007 Annual Meeting of Stockholders, that will be filed with the Securities and Exchange Commission on or prior to April 30, 2007, and that is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
     Information required by this item relating to (i) certain business relationships and related transactions with management and (ii) other related parties and director independence will be set forth in our Proxy Statement relating to the 2007 Annual Meeting of Stockholders, that will be filed with the Securities and Exchange Commission on or prior to April 30, 2007, and that is incorporated herein by reference.
ITEM 14. Principal Accountant Fees And Services.
     The information relating to (i) fees billed to the Company by the independent public accountants for services in 2006 and 2005 and (ii) audit committee’s pre-approval policies and procedures for audit and non-audit services, will be set in our Proxy Statement relating to the 2007 Annual Meeting of Stockholders, that will be filed with the Securities and Exchange Commission on or prior to April 30, 2007, and that is incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules.
     (a) The following documents are filed as part of this report:
1.	Index to Consolidated Financial Statements, Reports of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2006 and 2005, Consolidated Statements of Operations and Comprehensive Income for the three years in the period ended December 31, 2006, Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2006, Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006, and Notes to Consolidated Financial Statements.
2.	The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.
Exhibits: The exhibits required to be filed by this Item 15 are set forth in the Index to Exhibits accompanying this report.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
TOREADOR RESOURCES CORPORATION

March 16, 2007	/s/ Nigel J. B. Lovett
Nigel J. B. Lovett, President and Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of Toreador Resources Corporation hereby constitutes and appoints Nigel J.B. Lovett and Douglas W. Weir, or either of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any and all amendments (including post-effective amendments) to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as full to all intents and purposes as he himself might or could do if personally present, thereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated therein.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Nigel J.B. Lovett Nigel J.B. Lovett	President, Chief Executive Officer and Director	March 16, 2007
/s/ Alan Bell Alan Bell	Director	March 16, 2007
/s/ David M. Brewer David M. Brewer	Director	March 16, 2007
/s/ Herbert L. Brewer Herbert L. Brewer	Director	March 16, 2007
/s/ Peter L. Falb Peter L. Falb	Director	March 16, 2007
/s/ William I. Lee William I. Lee	Director	March 16, 2007

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE
/s/ John Mark McLaughlin John Mark Mclaughlin	Chairman and Director	March 16, 2007
/s/ Nicholas Rostow Nicholas Rostow	Director	March 16, 2007
/s/ H.R. Sanders, Jr. H.R. Sanders, Jr.	Director	March 16, 2007
/s/ Herbert Williamson Herbert Williamson	Director	March 16, 2007
/s/ Douglas W. Weir Douglas W. Weir	Senior Vice President and Chief Financial Officer	March 16, 2007
/s/ Charles J. Campise Charles J. Campise	Vice President-Accounting and Chief Accounting Officer	March 16, 2007

INDEX TO EXHIBITS

EXHIBIT
NUMBER		DESCRIPTION
2.1	—
Agreement and Plan of Merger, dated as of October 3, 2001, between Toreador Resources Corporation and Madison Oil Company (previously filed as Exhibit 2.1 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).

2.2	—
Agreement for Purchase and Sale, dated December 17, 2003, by and among Toreador Resources Corporation and Tormin, Inc., as Sellers, and Black Stone Acquisitions Partners I, L.P., as Buyer (previously filed as Exhibit 2.1 to Toreador Resources Corporation Current Report on Form 8-K filed on January 15, 2004, File No. 0-2517, and incorporated herein by reference).

2.3	—
Quota Purchase Agreement between Pogo Overseas Production BV, as Seller, and Toreador Resources Corporation, as Purchaser, dated as of June 7, 2005 (previously filed as Exhibit 2.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2005, File No. 0-2517, and incorporated herein by reference).

3.1	—
Restated Certificate of Incorporation, of Toreador Resources Corporation (previously filed as Exhibit 3.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005, File No. 0-2517, and incorporated herein by reference).

3.2	—
Third Amended and Restated Bylaws of Toreador Resources Corporation (previously filed as Exhibit 3.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005, File No. 0-2517, and incorporated herein by reference).

4.1	—
Settlement Agreement, dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 4.1 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

4.2	—
Warrant, dated July 22, 2004, issued by Toreador Resources Corporation to Nigel Lovett (previously filed as Exhibit 4.14 to Toreador Resources Corporation Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 20, 2004, File No. 0-2517, and incorporated herein by reference).

4.3	—
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

EXHIBIT
NUMBER		DESCRIPTION
4.6	—
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

4.8	—
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

4.9	—
Indenture dated as of September 27, 2005 by and between Toreador Resources Corporation and The Bank of New York Trust Company, N.A. (previously filed as Exhibit 4.19 to the Registration Statement on Form S-3 (333-129628) filed with the Securities and Exchange Commission on November 10, 2005, File No. 0-2517, and incorporated herein by reference).

10.1+	—
Employment letter agreement between Madison Oil Company and Michael J. FitzGerald dated September 10, 2001 (previously filed as Exhibit 10.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-2517, and incorporated herein by reference).

10.2+	—
Toreador Royalty Corporation 1990 Stock Option Plan (previously filed as Exhibit 10.2 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

10.3+	—
Amendment to Toreador Royalty Corporation 1990 Stock Option Plan, effective as of May 15, 1997 (previously filed as Exhibit 10.3 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

10.4+	—
Toreador Royalty Corporation Amended and Restated 1990 Stock Option Plan, effective as of September 24, 1998 (previously filed as Exhibit 10.4 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

10.5+	—
Amendment Number One to Toreador Resources Corporation Amended and Restated 1990 Stock Option Plan (previously filed as Exhibit 10.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

10.6+	—
Amendment Number Two to Toreador Resources Corporation Amended and Restated 1990 Stock Option Plan (previously filed as Exhibit 10.4 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

10.7+	—
Toreador Royalty Corporation 1994 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 10.7 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

EXHIBIT
NUMBER		DESCRIPTION
10.8+	—
Toreador Resources Corporation Amended and Restated 1994 Non-employee Director Stock Option Plan (previously filed as Exhibit 10.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

10.9+	—
Toreador Resources Corporation 2002 Stock Option Plan (previously filed as Exhibit 10.16 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).

10.10+	—
Amendment Number One to the Toreador Resources Corporation 2002 Stock Option Plan (previously filed as Exhibit 10.5 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

10.11+	—
Toreador Resources Corporation 2005 Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2005, File No. 0-2517, and incorporated herein by reference).

10.12+	—
Amendment to Toreador Resources Corporation 2005 Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2006, File No. 0-2517, and incorporated herein by reference).

10.13+	—
Form of Employee Restricted Stock Award (previously filed as Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2005, File No. 0-2517, and incorporated herein by reference).

10.14+	—
Form of 2005 Outside Director Restricted Stock Award (previously filed as Exhibit 10.3 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2005, File No. 0-2517, and incorporated herein by reference).

10.15+	—
Form of 2006 Outside Director Restricted Stock Award (previously filed as Exhibit 10.3 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2006, File No. 0-2517, and incorporated herein by reference).

10.16+	—
Summary Sheet: 2006 Executive Officer Annual Base Salaries (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006, File No. 0-2517, and incorporated herein by reference).

10.17+	—
Summary Sheet: 2006 Short Term Incentive Compensation Plan (previously filed as Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006, File No. 0-2517, and incorporated herein by reference).

10.18+	—
Summary of Amendment to Restricted Stock Award Agreement of Thomas P. Kellogg, dated April 6, 2006 (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2006, File No. 0-2517, and incorporated herein by reference).

10.19+	—
Summary Sheet: 2005 Director Compensation (previously filed as Exhibit 10.3 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005, File No. 0-2517, and incorporated herein by reference).

10.20+	—
Summary Sheet: 2006 Non-Employee Director Equity Compensation (previously filed as Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2006, File No. 0-2517, and incorporated herein by reference).

EXHIBIT
NUMBER		DESCRIPTION
10.21+*	—	Summary Sheet: 2007 Director Compensation.

10.22+	—
Michael FitzGerald Employee Restricted Stock Award Agreement dated May 30, 2006 (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2006, File No. 0-2517, and incorporated herein by reference).

10.23+	—
Ed Ramirez Employee Restricted Stock Award Agreement dated May 30, 2006 (previously filed as Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2006, File No. 0-2517, and incorporated herein by reference).

10.24+	—
Michael J. FitzGerald Change in Control Agreement dated November 8, 2006 (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2006, File No. 0-2517, and incorporated herein by reference).

10.25+*	—	Herbert C. Williamson III Restricted Stock Award Agreement dated November 8, 2006.

10.26+*	—	Nigel Lovett Restricted Stock Award Agreement dated November 8, 2006.

10.27+*	—	Nicholas Rostow Restricted Stock Award Agreement dated November 8, 2006.

10.28+	—
Letter Agreement by and between Toreador Resources Corporation and G. Thomas Graves III, dated January 25, 2007 (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2007, File No. 0-2517, and incorporated herein by reference).

10.29+	—
Summary Sheet: 2007 Nigel Lovett’s Annual Base Salary (previously filed as Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2007, File No. 0-2517, and incorporated herein by reference).

10.30+	—
Summary Sheet: 2007 Executive Officer Base Salaries (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2007, File No. 0-2517, and incorporated herein by reference).

10.31+*	—	G. Thomas Graves III Stock Award Agreement dated January 25, 2007.

10.32+	—
Summary Sheet: 2007 Short-Term Incentive Compensation Plan (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2007, File No. 0-2517, and incorporated herein by reference).

10.33+	—
Form of Indemnification Agreement, dated as of April 25, 1995, between Toreador Royalty Corporation and each of the members of our Board of Directors (previously filed as Exhibit 10.11 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

EXHIBIT
NUMBER		DESCRIPTION
10.34	—
Contract for the Supply of Crude Oil from the Parisian Basin, effective January 1, 1997, between Elf Antwar France and Midland Madison Petroleum Company (n/k/a Madison Energy France) (previously filed as Exhibit 10.14 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).

10.35	—
Subordinated Revolving Credit Agreement, dated as of October 3, 2001, between Madison Oil Company and Toreador Resources Corporation (previously filed as Exhibit 2.2 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).

10.36	—
Subordinated Revolving Credit Note, dated as of October 3, 2001, between Toreador Resources Corporation and Madison Oil Company (previously filed as Exhibit 2.3 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).

10.37	—
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

10.38	—
Guaranty, dated December 30, 2004, executed by Toreador Resources Corporation in favor of Texas Capital Bank, N.A. (previously filed as Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2005, File No. 0-2517, and incorporated herein by reference).

10.39	—
Warrant to Purchase Common Stock of Toreador Resources Corporation dated July 11, 2005, by and between Toreador Resources Corporation and Natexis Banques Popularis (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2005, File No. 0-2517, and incorporated herein by reference).

10.40	—
Form of Subscription Agreement for September 16, 2005 Private Placement (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2005, File No. 0-2517, and incorporated herein by reference).

10.41	—
Purchase Agreement dated November 22, 2005 by and among Toreador Resources Corporation, UBS Securities LLC and the other initial Purchasers named in Exhibit A attached thereto (previously filed as Exhibit 10.2 to the Registration Statement on Form S-3 (333-129628) filed with the Securities and Exchange Commission on November 10, 2005, File No. 0-2517, and incorporated herein by reference).

10.42
Loan and Guarantee Agreement dated December 28, 2006 by and among Toreador Resources Corporation, as Guarantor, Toreador Turkey Ltd. as Borrower and Guarantor, Toreador Romania Ltd, a Borrower and Guarantor, Madison Oil France SAS, as Borrower and Guarantor, Toreador Energy France S.C.S., as Borrower and Guarantor, Toreador International Holding L.L.C., as Guarantor, and International Finance Corporation (previously filed as Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2007, File No. 0-2517, and incorporated herein by reference).

10.43*
Security Agreement dated February 21, 2007 (signed by Toreador Resources on February 27, 2007) by and between Toreador Resources Corporation, as Assignor, and International Finance Corporation, as Assignee.

EXHIBIT
NUMBER		DESCRIPTION
10.44*		Quota Charge Agreement dated February 28, 2007 by and between Toreador Resources Corporation, as Charger, and International Finance Corporation, as Chargee.

12.1*	—	Computation of Ratio of Earnings to Fixed Charges.

16.1
Letter on Change in Certifying Accountant from Hein &Associates LLP dated May 25, 2006 (previously filed as Exhibit 16.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006, File No. 0-2517, and incorporated herein by reference).

21.1*	—	Subsidiaries of Toreador Resources Corporation.

23.1*	—	Consent of Grant Thornton LLP

23.2*	—	Consent of LaRoche Petroleum Consultants, Ltd.

24.1*	—	Power of Attorney (included as part of the signature page).

31.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	—	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Management contract or compensatory plan

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Toreador Resources Corporation
We have audited the accompanying consolidated balance sheets of Toreador Resources Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Toreador Resources Corporation and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Toreador Resources Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ Grant Thornton LLP
Dallas, Texas
March 16, 2007

TOREADOR RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$12,664	$53,113
Restricted cash	20,504	—
Short-term investments	—	40,000
Accounts receivable	9,547	8,162
Income taxes receivable	1,260	4,453
Other	8,445	6,537

Total current assets	52,420	112,265

Oil and natural gas properties, net, using successful efforts method of accounting	251,015	138,158
Investments in unconsolidated entities	2,659	2,251
Goodwill	4,551	4,195
Other assets	6,559	4,945

	$317,204	$261,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$33,827	$19,248
Current portion of long-term debt	5,000	—
Convertible debenture — related party	—	810
Income taxes payable	745	908

Total current liabilities	39,572	20,966

Long-term accrued liabilities	394	1,410
Long-term debt, net of current portion	21,550	5,000
Long-term asset retirement obligations	5,125	3,630
Deferred income tax liabilities	17,162	12,199
Convertible subordinated notes	86,250	86,250

Total liabilities	170,053	129,455

Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A-1, $1.00 par value, 4,000,000 shares authorized; liquidation preference of $1,800; 72,000 shares issued	72	72
Common stock, $0.15625 par value, 30,000,000 shares authorized;16,655,511 and 16,142,824 shares issued	2,602	2,522
Additional paid-in capital	111,708	108,001
Retained earnings	31,980	29,564
Accumulated other comprehensive income (loss)	3,323	(3,364)
Deferred compensation	—	(1,902)
Treasury stock at cost, 721,027 shares	(2,534)	(2,534)

Total stockholders’ equity	147,151	132,359

	$317,204	$261,814

See accompanying notes to the consolidated financial statements

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
Revenue:
Oil and natural gas sales	$40,387	$31,117	$22,336
Loss on commodity derivatives	—	—	(1,322)
Lease bonuses and rentals	—	—	14

Total revenue	40,387	31,117	21,028

Operating costs and expenses:
Lease operating expense	10,941	8,198	7,399
Exploration expense	3,946	2,940	4,530
Dry hole and abandonment	3,099	1,738	—
Depreciation, depletion and amortization	7,544	5,245	4,110
Impairment of oil and natural gas properties	345	110	—
General and administrative	9,829	6,680	7,463
(Gain) loss on sale of properties and other assets	(638)	(12)	159

Total operating costs and expenses	35,066	24,899	23,661

Operating income (loss)	5,321	6,218	(2,633)
Other income (expense):
Equity in earnings (loss) of unconsolidated investments	401	222	(18)
Foreign currency exchange gain (loss)	(605)	2,386	127
Interest and other income	1,988	1,407	515
Interest expense	(891)	—	(1,414)

Total other income (expense)	893	4,015	(790)

Income (loss) from continuing operations before income taxes	6,214	10,233	(3,423)
Income tax benefit (provision)	(3,647)	315	1,153

Income (loss) from continuing operations	2,567	10,548	(2,270)
Income from discontinued operations	11	47	17,690

Net income	2,578	10,595	15,420
Preferred dividends	(162)	(684)	(714)

Income available to common shares	$2,416	$9,911	$14,706

Basic income available to common shares per share from:
Continuing operations	$0.16	$0.69	$(0.31)
Discontinued operations	—	—	1.85

	$0.16	$0.69	$1.54

Diluted income available to common shares per share from:
Continuing operations	$0.15	$0.65	$(0.31)
Discontinued operations	—	—	1.85

	$0.15	$0.65	$1.54

Weighted average shares outstanding:
Basic	15,527	14,213	9,571
Diluted	15,884	15,140	9,571
Statement of Comprehensive Income
Net income	$2,578	$10,595	$15,420
Foreign currency translation adjustments	6,687	(8,080)	2,885

Comprehensive income	$9,265	$2,515	$18,305

See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
	Preferred	Preferred	Common	Common	Additional		Other	Treasury		Total
	Stock	Stock	Stock	Stock	Paid-in	Retained	Comprehensive	Stock	Deferred	Stockholders’
	(Shares)	($)	(Shares)	($)	Capital	Earnings	Income (loss)	($)	Compensation	Equity
Balance at December 31, 2003	320	$320	10,059	$1,572	$33,462	$4,947	$1,831	$(2,534)	$—	$39,598
Cash payment of preferred dividends	—	—	—	—	—	(714)	—	—	—	(714)
Issuance of stock options for professional services	—	—	—	—	58	—	—	—	—	58
Conversion of preferred stock	(166)	(166)	1,037	162	4	—	—	—	—	—
Conversion of convertible debenture	—	—	100	16	659	—	—	—	—	675
Exercise of stock options	—	—	528	82	2,228	—	—	—	—	2,310
Tax benefit of stock option exercises	—	—	—	—	1,113	—	—	—	—	1,113
Net income	—	—	—	—	—	15,420	—	—	—	15,420
Foreign currency translation adjustment	—	—	—	—	—	—	2,885	—	—	2,885

Balance at December 31, 2004	154	154	11,724	1,832	37,524	19,653	4,716	(2,534)	—	61,345
Cash payment of preferred dividends	—	—	—	—	—	(186)	—	—	—	(186)
Conversion of preferred stock	(82)	(82)	512	80	2	—	—	—	—	—
Conversion of notes payable	—	—	915	143	6,270	—	—	—	—	6,413
Conversion of convertible debenture	—	—	100	16	659	—	—	—	—	675
Issuance of common stock, net of issuance costs	—	—	2,244	350	55,568	—	—	—	—	55,918
Exercise of stock options	—	—	493	77	2,475	—	—	—	—	2,552
Issuance of warrants	—	—	—	—	60	—	—	—	—	60
Tax benefit of stock option exercises	—	—	—	—	2,557	—	—	—	—	2,557
Exercise of warrants	—	—	20	3	107	—	—	—	—	110
Common shares issued in payment of preferred dividends	—	—	20	3	495	(498)	—	—	—	—
Issuance of restricted stock	—	—	115	18	2,284	—	—	—	(2,302)	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	400	400
Net income	—	—	—	—	—	10,595	—	—	—	10,595
Foreign currency translation adjustment	—	—	—	—	—	—	(8,080)	—	—	(8,080)

Balance at December 31, 2005	72	72	16,143	2,522	108,001	29,564	(3,364)	(2,534)	(1,902)	132,359
Transfer deferred compensation to additional paid-in capital	—	—	—	—	(1,902)	—	—	—	1,902	—
Cash payment of preferred dividends	—	—	—	—		(162)	—	—	—	(162)
Conversion of convertible debenture	—	—	120	19	791	—	—	—	—	810
Exercise of stock options	—	—	175	27	839	—	—	—	—	866
Issuance of restricted stock	—	—	214	33	(33)	—	—	—	—	—
Exercise of warrants	—	—	4	1	33	—	—	—	—	34
Issuance of warrants	—	—	—	—	883	—	—	—	—	883
Tax benefit of stock option exercises	—	—	—	—	293	—	—	—	—	293
Stock option expense	—	—	—	—	66	—	—	—	—	66
Amortization of deferred stock compensation	—	—	—	—	2,737	—	—	—	—	2,737
Net income	—	—	—	—		2,578	—	—	—	2,578
Foreign currency translation adjustments	—	—	—	—	—	—	6,687	—	—	6,687

Balance at December 31, 2006	72	$72	16,656	$2,602	$111,708	$31,980	$3,323	$(2,534)	$—	$147,151

See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2006	2005	2004
Cash flows from operating activities:
Net Income	$2,578	$10,595	$15,420
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	7,544	5,245	4,110
Amortization of deferred debt issuance cost	—	—	383
Issuance of warrants to non-employee	107
Impairment of oil and natural gas properties	345	110	—
Dry hole and abandonment costs	3,099	1,738	—
Deferred income taxes	2,642	93	2,556
Unrealized gain on commodity derivatives	—	—	(1,159)
Gain on sale of properties and equipment	(638)	(12)	(28,552)
Equity in (earnings) loss of unconsolidated investments	(401)	(222)	18
Stock-based compensation	2,803	400	58
Gain on sale of marketable securities	—	—	20
Change in operating assets and liabilities, net of acquisitions
Increase in accounts receivable	(1,027)	(4,304)	(520)
Increase in income taxes receivable	(655)	(4,453)	—
Increase in other assets	(4,596)	(9,740)	(931)
Increase in accounts payable and accrued liabilities	(1,322)	1,097	(360)
Increase (decrease) in income taxes payable	3,625	(685)	780

Net cash provided by (used in) operating activities	14,104	(138)	(8,177)

Cash flows from investing activities:
Expenditures for property and equipment	(105,165)	(50,163)	(10,911)
Restricted cash	(20,504)	—	—
Net cash for acquisitions	—	(8,751)	—
Proceeds from the sale of properties and equipment	1,672	29	42,125
Distributions from unconsolidated entities	250	191	255
Sale (purchase) of short-term investments	40,000	(40,000)	—
Investments in unconsolidated entities	(257)	(754)	(1,210)

Net cash provided by (used in) investing activities	(84,004)	(99,448)	(99,448)

Cash flows from financing activities:
Repayment of revolving credit facilities	(5,000)	(4,848)	(28,816)
Net borrowings (repayments) under revolving credit arrangements	26,550	9,811	37
Exercise of stock options	866	2,552	2,310
Proceeds from the exercise of warrants	34	170	—
Proceeds from issuance of common stock, net of issuance cost of $3,940	—	55,918	—
Tax benefit related to stock options	293	—	—
Proceeds from issuance of notes payable	—	86,250	7,500
Payment of preferred dividends	(162)	(186)	(714)

Net cash provided by (used in) financing activities	22,581	149,667	(19,683)

Net increase (decrease) in cash and cash equivalents	(47,319)	50,081	2,399
Effects of foreign currency translation on cash and cash equivalents	6,870	(1,945)	(241)
Cash and cash equivalents, beginning of year	53,113	4,977	2,819

Cash and cash equivalents, end of year	$12,664	$53,113	$4,977

Supplemental disclosures:
Cash paid during the period for interest, net of interest capitalized	$—	$—	$1,304
Cash paid during the period for income taxes	$2,414	$2,690	$5,250
Non-cash investing and financing activities
Conversion of preferred stock to common stock	—	82	166
Conversion of notes payable to common stock	—	6,413	—
Conversion of convertible debentures to common stock	810	675	675
Common shares issued for preferred dividends	—	498	—
See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF BUSINESS
     Toreador Resources Corporation (“Toreador”) is an independent energy company engaged in foreign (France, Turkey, Romania and Hungary) and domestic oil and natural gas exploration, development, production, leasing and acquisition activities. The accompanying consolidated financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States.
     BASIS OF PRESENTATION
     Toreador consolidates all of its majority-owned subsidiaries (collectively, “we,” “us,” “our,” or the “Company”). All intercompany accounts and transactions are eliminated in consolidation. We account for our investments in entities in which we hold less than a majority interest under the equity method.
     In January 2004, we sold our U.S. mineral and royalty assets to Black Stone Acquisitions Partners I, L.P. (“Royalty Sale”). We retained all of our working-interest properties. From the approximate $45.0 million cash consideration ($41.9 million net of transaction costs) that we received, we discharged our outstanding credit facilities. The financial results for those assets sold are classified as discontinued operations in the accompanying financial statements. Certain prior-year amounts have been reclassified to conform to the 2006 presentation. See further discussion in Note 15 to the consolidated financial statements.
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
          The Company’s estimates of crude oil and natural gas reserves are the most significant estimates used. All of the reserve data in the Form 10-K for the year ended December 31, 2006 are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas. There are numerous uncertainties inherent in estimating quantities of proved crude oil and natural gas reserves. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may be different from the quantities of crude oil and natural gas that are ultimately recovered.
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
     As of December 31, 2005 we had $40 million in time deposits bearing interest at 2.87%. Upon maturity in 2006, we transferred these funds to our operating account.
     As of December 31, 2006 and 2005 we had $11.2 million and $6.5 million, respectively, on deposit in foreign banks.

     RESTRICTED CASH
     Restricted cash consists of $11.5 million held by a bank in the form of certificates of deposit as collateral for a “Stand-by Letter of Credit” required by the contractor for the installation on the offshore pipeline in the Black Sea; $7.8 million deposit used to secure a bank “Letter of Guarantee” that was issued as required under the mediation proceedings with Micoperi, Srl. and $1.2 million is a compensating cash balance as required by our credit facility with Natexis Bank. The total amount of $20.5 million is on deposit in foreign banks.
     CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE
     Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, accounts receivable, and our hedging and derivative financial instruments. We place our cash with high credit quality financial institutions. We sell oil and natural gas to various customers. Historically, we have not experienced any losses related to accounts receivable, and accordingly, we do not believe an allowance for doubtful accounts is warranted either at December 31, 2006 or 2005. Substantially all of our accounts receivable are due from purchasers of oil and natural gas. We place our hedging and derivative financial instruments with financial institutions and other firms that we believe have high credit ratings. For a discussion of the credit risks associated with our hedging activities, please see “Derivative Financial Instruments” below.
     We periodically review the collectability of accounts receivable and record a valuation allowance for those accounts which are, in our judgment, unlikely to be collected. We have not had any significant credit losses in the past and we believe our accounts receivable are fully collectable.
     FINANCIAL INSTRUMENTS
     The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value, at December 31, 2006 and 2005, due to the short-term nature or maturity of the instruments.
     Long-term debt approximated fair value based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same maturities.
     On December 31, 2006 the convertible subordinate notes which had a book value of $86.25 million, were trading at $1,005.80, which would equal a fair market value of approximately $86.8 million.
     DERIVATIVE FINANCIAL INSTRUMENTS
     In 2004, we used various swap and option contracts to (i) reduce the effect of the volatility of price changes on the commodities we produce and sell; and (ii) support our annual capital budgeting and expenditure plans. In order to accomplish this objective, in 2004 we periodically entered into oil and natural gas swap and option agreements that fixed the price of oil and natural gas sales within ranges determined acceptable at the time we execute the contracts. Losses from these financial instruments totaled $63,000 in 2004. We did not enter into any commodity contracts in 2006 or 2005.
     In 2006, we purchased and sold 6 foreign currency forward contracts for Turkish Lira, two foreign currency forward contracts for Euros and two call options to purchase Euros.The contracts were purchased primarily to protect our exposure to foreign exchange changes in France and Turkey. When these contracts were settled we recognized a loss of approximately $464,000 that was recorded to foreign exchange gain (loss) on the Statement of Operations.
     We are exposed to credit losses on derivative financial instruments in the event of nonperformance by the counterparties to our financial instruments. We anticipate, however, that such counterparties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support financial instruments subject to credit risk but we monitor the credit standing of the counterparties. At December 31, 2006 and 2005, we had no receivables from counterparties.

     We have elected not to designate the derivative financial instruments to which we are a party as hedges, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur.
     INVENTORIES
     At December 31, 2006 and 2005, other current assets included $1.2 million, and $951,000 of inventory, respectively. Those amounts consist of tubular goods and crude oil held in storage tanks. Inventories are stated at the lower of actual cost or market based on the average cost method.
     ADVANCES PAID TO VENDORS
     At December 31, 2006 and 2005, other current assets included $3.8 million and $1.4 million of payments made to vendors in advance of performing the services or receiving the equipment.
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
     Maintenance and repairs are charged to expense; betterments of property are capitalized and depreciated as described above.
     We capitalize interest on major projects that require an extended period of time to complete. Interest capitalized in 2006, 2005 and 2004 was $4.3 million, $1.4 million, and $432,000, respectively.
     We record furniture, fixtures and equipment at cost.
     DEPRECIATION, DEPLETION AND AMORTIZATION
     We provide depreciation, depletion and amortization of our investment in producing oil and natural gas properties on the units-of-production method, based upon independent reserve engineers’ estimates of recoverable oil and natural gas reserves from the property. Depreciation expense for furniture, fixtures and equipment is generally calculated on a straight-line basis based upon estimated useful lives of three to seven years.
     IMPAIRMENT OF ASSETS
     We evaluate producing property costs for impairment and reduce such costs to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). We assess impairment of non-producing leasehold costs and undeveloped mineral and royalty interests periodically on a property-by-property basis. We charge any impairment in value to expense in the period incurred. We incurred impairment losses on our United States oil and natural gas producing properties of $345,000 in 2006, $110,000 in 2005 and zero in 2004.
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

     The following table summarizes the changes in our asset retirement liability during the years ended December 31, 2006 and 2005:

	2006	2005
	(in thousands)
Asset retirement obligation January 1	$3,630	$3,291
Asset retirement accretion expense	246	204
Foreign currency exchange (gain) loss	325	(407)
Change in estimates	61	—
Property additions	875	542
Property dispositions	(12)	—

Asset retirement obligation at December 31	$5,125	$3,630

     GOODWILL
     We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Under Statement 142, goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. At December 31, 2006 and 2005, we did not have any intangible assets that did not have an indefinite life.
     We review annually the value of goodwill recorded or more frequently if impairment indicators arise. We recognized no goodwill impairment during 2006, 2005 or 2004. Goodwill was reduced by $1.5 million and $1.6 million in 2004 and 2005, respectively, for a corresponding reduction in deferred tax liabilities which resulted from the recognition of prior Madison Oil Company net operating losses that were reserved at the date of acquisition. Goodwill was also adjusted $356,000 in 2006 and $211,000 in 2005 for the foreign currency translation adjustment. The balance of goodwill at December 31, 2006 and 2005 is approximately $4.6 million and $4.2 million, respectively.
     REVENUE RECOGNITION
     Our French crude oil production accounts for the majority of our sales. We sell our French crude oil to Elf Antar France S.A. (“ELF”), and recognize the related revenues when the production is delivered to ELF’s refinery, typically via truck. At the time of delivery to the plant, title to the crude oil transfers to ELF. The terms of the contract with ELF state that the price received for oil sold will be the arithmetic mean of all average daily quotations of Dated Brent published in Platt’s Oil Market Wire for the month of production less a specified differential per barrel. The pricing of oil sales is done on the first day of the month following the month of production. In accordance with the terms of the contract, payment is made within six working days of the date of issue of the invoice. The contract with ELF is automatically extended for a period of one year unless either party cancels it in writing no later than six months prior to the beginning of the next year. We periodically review ELF’s payment timing to ensure that receivables from ELF for crude oil sales are collectible. In 2006, 2005 and 2004 sales to ELF represents approximately 67%, 66% and 63%, respectively, of the Company’s total revenue and approximately 20% and 23% of the Company’s accounts receivable at December 31, 2006 and 2005, respectively.
     We recognize revenue for our remaining production when the quantities are delivered to or collected by the respective purchaser. Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices. The purchasers of such production have historically made payment for crude oil and natural gas purchases within thirty and sixty days of the end of each production month, respectively. We periodically review the difference between the dates of production and the dates we collect payment for such production to ensure that receivables from those purchasers are collectible. Taxes associated with production are classified as lease operating expense.

     STOCK-BASED COMPENSATION
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” (SFAS 123R). SFAS 123R establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. Prior year financial statements are not restated. The Company’s results for the year ended December 31, 2006, include an additional compensation expense of $65,916, that is included in general and administrative expenses relating to the adoption of SFAS 123R. Additionally, upon adoption of SFAS 123R, excess tax benefits related to stock option exercises of $293,000 were presented as a cash inflow from financing activities.
     Prior to adoption of SFAS 123 R, the Company accounted for stock based compensation plans under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Compensation cost related to stock options issued to employees was recorded only if the grant-date market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on income available to common shares and earnings available to common shares per share if a fair value based method had been applied to all awards.

	For the Year Ended December 31,
	2005	2004
	(in thousands, except per share data)
Income available to common shares, as reported	$9,911	$14,706
Basic earnings available to common shares per share reported	0.69	1.54
Diluted earnings available to common shares per share reported	0.65	1.54
Pro-forma stock-based compensation costs under the fair value method, net of related tax	82	833
Pro-forma income available to common shares, as under the fair-value method	9,829	13,873
Pro-forma basic earnings available to common shares per share under the fair value method	0.69	1.45
Pro-forma diluted earnings available to common shares per share under the fair value method	0.65	1.45
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended
	December 31,
	2005	2004
Dividend yield per share	—	—
Volatility	70.9%	44%
Risk-free interest rate	4.0%	4.58%
Expected lives	5 years	3 years
     FOREIGN CURRENCY TRANSLATION
     The functional currency of the countries in which we operate is the U.S. dollar in the United States, Turkey, Romania and Hungary and the Euro in France. Gains and losses resulting from the translations of Euros into U.S. dollars are included in other comprehensive income for the current period. Gains and losses resulting from the transactions in the New Turkish Lira in Turkey, the Lei in Romania and the Forint in Hungary are included in income available to common shares for the current period. We periodically review the operations of our entities to ensure the functional currency of each entity is the currency of the primary economic environment in which we operate.
     INCOME TAXES
     We are subject to income taxes in the United States, France, Turkey, Hungary and Romania. The current provision for taxes on income consists primarily of income taxes based on the tax laws and rates of the countries in which operations were conducted during the periods presented. All interest and penalties related to income tax is charged to general and administrative expense. We compute our provision for deferred income taxes using the liability method. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are measured using the enacted tax rates and laws. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to reduce the future tax benefits to the amount, based on available evidence it is more likely than not deferred tax assets will be realized. We made a commitment to be fully reinvested in our international subsidiaries.
     LEGAL FEES
     We do not accrue for estimated legal fees or other related costs when accruing for loss contingencies, rather they are expensed as incurred.
     DEFERRED DEBT ISSUE COST
     Deferred debt issue costs are amortized on a straight line basis, which approximates the effective interest method over the term of the loan as a component of interest expense.
     NEW ACCOUNTING PRONOUNCEMENTS
     SFAS No. 157, Fair Value Measurement, (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities. The Financial Accounting Standards Board (“FASB”) believes the standard also responds to investors’ requirement for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating this statement and have not yet determined the impact of such on our financial statements. We plan to adopt this statement when required at the start of our fiscal year beginning January 1, 2008.
     On December 21, 2006, the FASB issued FSP No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2), which addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB SFAS No.

5, “Accounting for Contingencies.” FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of its issuance. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We do not expect this standard to have any effect upon adoption because the Company’s policy has been to accrue such liabilities when they are deemed probable.
     In April 2005, the FASB issued FASB Staff Position (FSP) FAS 19-1 “Accounting for Suspended Well Costs.” This staff position amends FASB Statement No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies” and provides guidance about exploratory well costs to companies who use the successful efforts method of accounting. The position states that exploratory well costs should continue to be capitalized if: 1) a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and 2) sufficient progress is made in assessing the reserves and the well’s economic and operating feasibility. If the exploratory well costs do not meet both of these criteria, these costs should be expensed, net of any salvage value. Additional annual disclosures are required to provide information about management’s evaluation of capitalized exploratory well costs. In addition, the Staff Position requires the annual disclosure of: 1) net changes from period to period of capitalized exploratory well costs for wells that are pending the determination of proved reserves, 2) the amount of exploratory well costs that have been capitalized for a period greater than one year after the completion of drilling and 3) an aging of exploratory well costs suspended for greater than one year with the number of wells it related to. Further, the disclosures should describe the activities undertaken to evaluate the reserves and the projects, the information still required to classify the associated reserves as proved and the estimated timing for completing the evaluation. We adopted FAS 19-1 as of December 31, 2005.
     FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) in the year of adoption. We plan to adopt this statement when required at the start of our fiscal year beginning January 1, 2007. We are still determining the impact, if any, that this statement will have on our financial statements.
     On February 16, 2006, the FASB issued Statement 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140.” The statement amends Statement 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative and provides additional guidance on the applicability of Statement 133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year that begins after September 16, 2006. We have determined that the impact on our financial statements will not be material. We have adopted FASB 155 on January 1, 2007.

     On December 16, 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“ SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. This standard did not have a material impact on our financial position, results of operations or cash flows.
     SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). In September 2006, the Securities and Exchange Commission (SEC) provided guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes a dual approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB No. 108 in 2006. The adoption of this statement did not impact our financial statements.
     In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115”. The statement permits entities to chosse to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any items for which Toreador elects the fair value measurement option would be reported in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. However, early adoption is permitted for fiscal years beginning on or before November 15, 2007, provided Toreador also elects to apply the provisions of Statement 157, “Fair Value Measurements”, at the same time. Toreador is currently assessing the effect, if any, the adoption of Statement 159 will have on its financial statements and related disclosures.
NOTE 3 — ACQUISITION
     In June 2005, we acquired 100% of Pogo Hungary Ltd., a wholly owned subsidiary of Pogo Producing Company. The results of operations are included in our consolidated financial statements effective from the date of acquisition. Our results of operations would not have been different than reported and, therefore, we have not provided any pro forma disclosures. The purchase price was approximately $9 million, which was settled in cash and was allocated as follows (in thousands):

Value
Allocated
Cash and other current assets	$254
Plant, property and equipment — materials and supplies inventory	3,141
Non-producing lease cost	5,822
Other assets	259
Accounts payable	(476)

Total purchase price allocation	$9,000

NOTE 4 — EARNINGS PER SHARE
     In accordance with the provisions of FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“Statement 128”), basic earnings per share are computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted earnings per share are computed based upon the weighted-average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities.

	Year ended December 31,
	2006		2005		2004
	(in thousands, except per share data)
Basic earnings per share:
Numerator
Income (loss) from continuing operations, net of income tax	$2,567		$10,548		$(2,270)
Less: dividends on preferred shares	162		684		714

Income (loss) from continuing operations, net of tax	2,405		9,864		(2,984)
Income from discontinued operations, net of tax	11		47		17,690

Income available to common shares	$2,416		$9,911		$14,706

Denominator
Common shares outstanding	15,527		14,213		9,571
Basic earnings available to common shares per share from:
Continuing operations	$0.16		$0.69		$(0.31)
Discontinued operations	—		—		1.85

Basic income per share	$0.16		$0.69		$1.54

Diluted earnings per share:
Numerator
Income (loss) from continuing operations, net of income tax	$2,567		$10,548		$(2,270)
Less: dividends on preferred shares	162		684		714
Add: interest on convertible debentures			73		—

Income (loss) from continuing operations, net of tax	2,405		9,937		(2,984)
Income (loss) from discontinued operations, net of tax	11		47		17,690

	$2,416		$9,984		$14,706

Denominator
Common shares outstanding	15,527		14,213		9,571
Stock options, restricted stock and warrants	357		746		— (2)
Conversion of preferred shares	—	(1)	—	(1)	— (2)
Conversion of 7.85% notes payable (4)	—		—	(1)	— (2)
Conversion of 5.0% notes payable (3)	—	(1)	—	(1)	— (3)
Conversion of debentures	—	(1)	181		— (2)

Diluted shares outstanding	15,884		15,140		9,571

Diluted earnings available to common shares per share from:
Continuing operations	$0.15		$0.65		$(0.31)
Discontinued operations	—		—		1.85

Diluted income per share	$0.15		$0.65		$1.54

Anti-dilutive securities not included above are as follows:
Stock options, restricted stock and warrants	—		—		523
Preferred shares	450		524		1,997
7.85% notes payable (4)	—		43		410
Debentures	26		—		316
5% notes payable (3)	2,015		552		—

(1)	Conversion of these securities would be antidilutive; therefore, there are no dilutive shares.

(2)	Conversion of these securities would be antidilutive in 2004 due to operating losses, therefore, are not included for the calculation of diluted earnings per share in 2004.

(3)	5% Senior Convertible Notes were issued on September 27, 2005.

(4)	7.85% Notes Payable were issued in July 2004 and subsequently exchanged in January 2005

NOTE 5 — ACCOUNTS RECEIVABLE
     Accounts receivable consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Accrued oil and natural gas sales receivables	$4,209	$5,608
Trade receivables	3,394	2,142
Other accounts receivable	1,944	412

	$9,547	$8,162

     Accrued oil and natural gas sales receivables are due from either purchasers of oil and gas or operators in oil and natural gas wells for which the Company owns an interest. Oil and natural gas sales are generally unsecured and such amounts are generally due within 30 days after the month of sale.
     Trade receivables are the amounts due from our joint interest partners and amounts due from contractors where we have paid for supplies on their behalf. These receivables are generally due within 15 days after receipt of monthly joint interest billing or they are offset against invoices from contractors when billed.
     Other receivables are accrued interest receivable, at December 31, 2006 and 2005 on time deposits, value added tax refunds and travel advances to employees.
NOTE 6 — OIL AND NATURAL GAS PROPERTIES
     Oil and Natural Gas Properties consist of the following:

	December 31,
	2006	2005
	(in thousands)
Licenses and concessions	$3,895	$3,879
Non-producing leaseholds	149,481	64,521
Producing leaseholds and intangible drilling costs	139,761	102,855
Furniture, fixtures and office equipment	3,183	2,365

	296,320	173,620
Accumulated depreciation, depletion and amortization	(45,305)	(35,462)

Total oil and natural gas properties	$251,015	$138,158

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
     The following table reflects the Company’s capitalized exploratory well activity and does not include amounts that were capitalized and subsequently expensed in the same period:

	December 31
	2006	2005
	(in thousands)
Capitalized exploratory well cost, beginning of the year	$1,042	$2,307
Additions to capitalized exploratory well costs pending determination of proved reserves	4,400	1,042
Reclassified to oil and natural gas properties based on determination of proved reserves	(186)	(2,307)

Capitalized exploratory well costs, end of year	$5,256	$1,042

     The following table provides an aging of capitalized exploratory well costs (suspended well costs), as of December 31 of each year, based on the date the drilling was completed:

	December 31
	2006	2005
	(in thousands)
Capitalized exploratory well cost that have been capitalized for a period of one year or less	$4,400	$1,042
Capitalized exploratory well cost that have been capitalized for a period greater than one year	856	—

Balance at the end of the year	$5,256	$1,042

     Included in the capitalized exploratory cost are three wells located in the United States, two wells in Hungary and two wells in Romania. We anticipate that the results of all these wells will be known by December 31, 2007.
NOTE 7 — INVESTMENTS IN UNCONSOLIDATED ENTITIES
     In February 2004, we acquired 45% of ePsolutions. Based in Austin, Texas, ePsolutions is a software and energy services company in the electric industry and deregulated energy markets. ePsolutions is the developer of emPower system, a CIS, EDI and billing solution for energy companies within deregulated energy markets. At December 31, 2006 and 2005 our investment in ePsolutions amounted to $1.5 million and $1.3 million, respectively. For the years ended December 31, 2006 and 2005 we advanced $257,000 and $759,000, respectively, and we recorded equity in the loss of ePsolutions of $70,000 in 2006, a loss of $238,000 in 2005 and a loss of $312,000 in 2004.
     In July 2000, we acquired 35% of EnergyNet.com, Inc. (“EnergyNet”), an Internet based oil and natural gas property auction company. At December 31, 2006 and 2005, our investment in EnergyNet amounted to $997,000 and $832,000, respectively. We recorded equity in the earnings of EnergyNet of $340,000 in 2006, $409,000 in 2005 and $279,000 in 2004. We received a dividend from EnergyNet of $175,000 in 2006, $131,250 in 2005 and $131,250 in 2004.
     In April 2000, we acquired a 50% interest in Capstone Royalty, LLC (“Capstone”), a joint venture formed to acquire mineral interests at county auctions in west Texas and develop those interests. Our investment in Capstone amounted to $160,000 and $104,000 at December 31, 2006 and 2005, respectively. We recorded equity in the earnings of Capstone amounting to $131,000 in 2006, $51,000 in 2005 and $15,000 in 2004. We received a distribution from capstone of $75,000 in 2006, $60,000 in 2005 and $25,000 in 2004.
NOTE 8 — LONG-TERM DEBT
     Long-term debt consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Revolving line of credit with Texas Capital Bank, N.A	$5,550	$—
Revolving line of credit with Natexis Banques Populaires	11,000	5,000
Secured revolving facility with the International Finance Corporation	10,000	—
Convertible senior notes	86,250	86,250
Convertible debenture — related party	—	810

	112,800	92,060
Less: current portion	(5,000)	(810)

	$107,800	$91,250

     CONVERTIBLE SENIOR NOTES DUE OCTOBER 1, 2025
     On September 27, 2005, we issued $75 million of Convertible Senior Notes due October 1, 2025 (“Notes”) to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The Company also granted the initial purchasers the option to purchase an additional $11.25 million aggregate principal amount of Notes to cover over-allotments. The option was exercised on September 30, 2005. The total principal amount of Notes issued was

$86.25 million and total net proceeds were approximately $82.2 million. We incurred approximately $4.1 million of costs associated with the issuance of the Notes; these costs have been recorded in other assets on the balance sheet and are being amortized to interest expense using the straight-line interest rate method over the term of the Notes. The net proceeds were used for general corporate purposes, including funding a portion of the Company’s 2005 and 2006 exploration and development activities.
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
     Due to our restating the consolidated financial statements for the years ended December 31, 2003, 2004 and 2005 and our consolidated financial statements for each of the quarters ended March 31 and June 30, 2006, we did not provide the trustee under the indenture of the Convertible Senior Notes with copies of our annual reports, information, documents and other reports that we are required to file with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 within thirty (30) days of when such reports are required to be filed with the Securities and Exchange Commission.
     On December 15, 2006, we received a notice from the trustee for failing to provide the trustee with a copy of our Form 10-Q for the nine month period ended September 30, 2006. Since we cured the covenant default within thirty (30) days after receiving the written notice from the trustee, we cured the default and an event of default did not occur.
     The registration rights agreement covering the Notes provides for a penalty if the registration statement is filed and declared effective but thereafter ceases to be effective (a “Suspension Period”) for an aggregate of forty-five (45) days in any three month period or ninety (90) days in any twelve month period (an “Event Date”). Such penalty calls for an additional 0.25% per annum in interest expense on the aggregate principal amount of the Notes for the first ninety (90) days following an Event Date and an additional 0.50% per annum in interest expense on the aggregate principal amount of the Notes thereafter, until such Suspension Period ends upon the registration statement again becoming effective. Because we did not file our Quarterly Report on Form 10-Q for the nine month period ended September 30, 2006 in a timely manner, the registration statement for the Convertible Senior Notes became ineffective and we entered a Suspension Period on November 15, 2006. Such Suspension Period ended on January 23, 2007 when we provided notice that the Form 10-Q had been filed and the Suspension Period was no longer in effect. Because the Suspension Period exceeded forty-five (45) days in any three month period, we will owe approximately $14,375 in additional interest expense. Once we file our Form 10-K for the year ended December 31, 2006, we will again enter a Suspension Period until we can file and have declared effective an amendment to our registration statement on Form S-1. Therefore, we have accrued a liability of $53,168 at December 31, 2006, which represents 90 days of additional interest at 0.25%. Because of the previous Suspension Period, we will exceed the ninety (90) days in any twelve month period on the twenty first (21st) day following the filing of our Form 10-K and will again begin to accrue additional interest as described above until we can file and have declared effective an amendment to our registration statement on Form S-1.
     REVOLVING LINE OF CREDIT WITH NATIXIS BANQUES POPULAIRES
     On December 23, 2004, we entered into a five-year $15.0 million reserve-based borrowing facility with a French lender to finance the development of our existing French fields, acquisitions of new fields, general working capital and other corporate purposes. The facility bears interest at a floating rate of 2.25-2.75% above LIBOR (8.125% at

December 31, 2006) depending on the principal outstanding. The facility is collateralized by certain of our French assets, including contracts relating to our rights and interests in our French fields, our direct and indirect equity interests in certain of our subsidiaries and payments received from the sale of our French production. The Company and certain of its U.S. and French subsidiaries have each guaranteed the obligations under the facility. This facility will require monthly interest payments until December 23, 2009, at which time all unpaid principal and interest are due. We are subject to a commitment fee of one half (1/2) of the applicable margin, 1.25% as of December 31, 2006, on the available and unused facility borrowings. Under the $15.0 million facility, at December 31, 2006, borrowings of approximately $909,000 were available and $11 million was outstanding. The $15.0 million facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets, change of control and management, limitations on the distribution of stock dividends and require us to meet certain financial requirements. Specifically, we must maintain an interest cost ratio of not less than 4.00 to 1.00, an indebtedness ratio of not less than 1.00 to 1.00, asset life cover ratio of not less than 1.25 to 1.00, a loan life cover ratio equal to or greater than 1.15 to 1.00 and a debt service coverage ratio equal to or greater than 1.10 to 1.00.
     As a result of not providing Natixis with our unaudited consolidated financial statements for the nine month period ended September 30, 2006 within forty-five (45) days after the end of such quarter, we were in default under the $15 million facility. Until January 16, 2007, Natixis waived such default and any other default under the facility as a result of us not yet providing such financial statements. On January 16, 2007, we filed the Form 10-Q for the quarter ended September 30, 2006 and provided the unaudited consolidated financial statements contained in the Form 10-Q to Natixis which cured the default.
     On March 2, 2007, the facility was retired and all amounts due were paid.
     SECURED REVOLVING FACILITY WITH THE INTERNATIONAL FINANCE CORPORATION
On December 28, 2006, we guaranteed the obligations of certain of our direct and indirect subsidiaries in a loan and guarantee agreement with International Finance Corporation. The loan and guarantee agreement provides for the $25 million loan facility which is a secured revolving facility with a current maximum facility amount of $25 million which maximum facility amount will increase to $40 million when the projected total borrowing base amount exceeds $50 million. The $25 million facility was funded on March 2, 2007. The loan and guarantee agreement also provides for a $10 million facility. As of December 31, 2006 and March 8, 2007, the $10 million facility has $10.0 million outstanding. All amounts available under the new secured revolving facility have been funded. Both the $25 million facility and $10 million facility are to fund the our operations in Turkey and Romania.
Interest accrues on any loans under the A loan facility at a rate of 2% over the six month LIBOR rate. Interest accrued on the $10 million facility at a rate of 1.5% over the six month LIBOR rate until the $25 million facility was funded after which the rate for the $10 million facility was lowered to 0.5% over the six month LIBOR rate. As of December 31, 2006, the interest rate on the $10 million facility was 6.86%. As of March 8, 2007, the interest rate on the $10 million facility was 5.849% and the interest rate on the $25 million facility was 7.349%. Interest is to be paid on each June 15 and December 15.
The $25 million facility provided the following: (i) the lender has a first ranking security interest (a) in certain proceeds, receivables and contract rights relating to and from the sale of oil or gas production in France, Turkey and Romania and (b) in funds held in certain bank accounts; (ii) the lender has an assignment of all rights and claims to any compensation or other special payments in respect of all concessions other than those arising in the normal course of operations payable by the government of Turkey and Romania; and (iii) the lender has a first ranking pledge (a) by Toreador International Holding, LLC of all its shares in the borrowers; (b) by Madison Oil France SAS of all its shares in Toreador France; and (c) by the Company of all its shares in Toreador International Holding, LLC.
     On December 31, 2011, the maximum amount available under the $25 million facility begins to decrease by $5 million every six months from $40 million (assuming the projected borrowing base amount exceeds $50 million) until the final portion of the $25 million facility is due on December 15, 2014. On December 15, 2014, $5 million of the $10 million facility is to be repaid with the remaining $5 million being due on June 15, 2015.

     The Company is required to meet the following ratios on a consolidated basis: (i) the life of loan coverage ratio of not less than: (a) 1.2:1.0 in 2006 and 2007; (b) 1.3:1.0 in 2008; and (c) 1.4:1.0 in 2009 and each subsequent year thereafter; (ii) reserve tail ratio of not less than 25%; (iii) adjusted financed debt to EBITDA ratio of not more than 3.0:1.0; (iv) liabilities to tangible net worth ratio of not more than 60:40; and (v) interest coverage ratio of not less than 3.0:1.0.
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
     REVOLVING LINE OF CREDIT WITH TEXAS CAPITAL BANK, N.A.
     On December 30, 2004, we entered into a five-year $25.0 million reserve-based borrowing facility with Texas Capital Bank, N.A. in order to finance the development and acquisition of oil and natural-gas interests both domestically and internationally and for working capital purposes. The facility bears interest at a rate of prime less 0.5% (7.75% total rate at December 31, 2006) and is collateralized by our domestic working interests. The borrowers under this facility are two of our domestic subsidiaries, and the Company has guaranteed the obligations. At December 31, 2006, we had approximately $450,000 available for borrowings and the outstanding amount was $5.6 million. The Texas Capital facility requires monthly interest payments until January 1, 2010 at which time all unpaid principal and interest are due. We are subject to a commitment fee of one-half of one percent (1/2 of 1%) as of December 31, 2006, on the available and unused facility borrowings. The Texas Capital facility contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, the sale of assets, change of control and management and require us to meet certain financial requirements. Specifically, we must maintain a current ratio of 1.25 to 1.00 (exclusive of amounts due under revolving credit arrangements) and an interest coverage ratio of not less than 3.00 to 1.00.
     We were in default under the Texas Capital facility for failing to provide Texas Capital on or before the 60th day after the last day of the fiscal quarter ended September 30, 2006 with a copy of the unaudited consolidated financial statements of Toreador and there was an event of default under the Texas Capital facility for defaulting in the performance or observance of a provision under the Senior Convertible Notes. Texas Capital waived the default and event of default until January 16, 2007. On January 16, 2007, we filed the Form 10-Q for the quarter ended September 30, 2006 and provided the unaudited consolidated financial statements contained in the Form 10-Q to Texas Capital which cured the default.
     CONVERTIBLE SUBORDINATED NOTES
     In July 2004, we sold to certain institutional investors pursuant to a private offering $7.5 million aggregate principal amount of 7.85% convertible subordinated notes due June 30, 2009. We used the net proceeds of the offering to accelerate our oil development program in France’s Paris Basin and for general corporate purposes. The 7.85% convertible subordinated notes due June 30, 2009 bore interest at the rate of 7.85% per annum and were convertible into shares of Toreador common stock at a conversion price of $8.20 per share. Toreador had the right to cause the 7.85% notes to be converted on or after February 22, 2005, if the closing price of Toreador’s common stock was greater than $14.35 for the 30 consecutive trading days prior to the date of Toreador’s conversion notice. On January 13, 2005, we provided the conversion notice to the holders of the 7.85% notes to require the holders to exchange their notes for the aggregate number of shares of our common stock issuable upon conversion of each of their notes and that portion of interest payable pursuant to the notes that would otherwise have been payable to the holders through the required conversion date. On or prior to January 20, 2005, all of our 7.85% convertible subordinated notes due June 30, 2009 (with a carrying value, net of unamortized loan fees of $6.4 million) were exchanged for an aggregate of 914,634 shares of our common stock and an aggregate cash payment for interest of approximately $85,000 which is included in interest expense in 2005.

     CONVERTIBLE DEBENTURE
     As part of our acquisition of Madison Oil Company, we assumed and amended a convertible debenture (“Debenture”) payable to PHD Partners LP. The general partner of PHD Partners LP is a corporation wholly owned by David M. Brewer, a director and significant stockholder of Toreador. The amended and restated debenture used to bear interest at 10% per annum and was due on March 31, 2006. At the holders’ option, the amended and restated debenture could be converted into common stock at a ratio of $6.75 per share. We originally had 319,962 common shares reserved for issuance related to the conversion of the amended and restated debenture. As of March 31, 2004, the amended and restated debenture was amended and restated to bear interest at 6% per annum, eliminate the Company’s right under certain circumstances to force a conversion of the principal into shares of Toreador common stock and eliminate the Company’s ability to repay principal prior to maturity. The maturity date remained March 31, 2006. At the holder’s option, the second amended and restated convertible debenture could be converted into Toreador common stock at a conversion price of $6.75 per share. In December 2004, PHD Partners LP converted $675,000 of the second amended and restated debenture into 100,000 shares of our common stock. As a result, at December 31, 2004 the outstanding principal amount of the second amended and restated convertible debenture was approximately $1.5 million. On August 10, 2005, PHD Partners converted $675,000 of the second amended and restated debenture into 100,000 shares of our common stock, resulting in an outstanding principal balance of $810,000 at December 31, 2005. In February 2006, PHD Partners LP converted the $135,000 of the second amended and restated debenture into 19,962 shares of our common stock and in March 2006, PHD Partners converted the remaining balance of $675,000 of the second amended and restated debenture into 100,000 shares of our common stock. Interest payments made to PHD Partners LP were $9,682, $73,195 and $352,416 in 2006, 2005 and 2004, respectively.
     The following table summarizes the principal maturities under our long-term debt arrangements at December 31, 2006, (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt	$5,000	$3,000	$3,000	$5,500	$—	$96,300	$112,800

NOTE 9 — CAPITAL
     Toreador had 72,000 shares of nonvoting Series A-1 Convertible Preferred Stock outstanding at December 31, 2006 and 2005. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 450,000 Toreador common shares at December 31, 2006). The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share of the Series A-1 Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter.
     On December 31, 2004, 6,000 shares of Series A-1 Convertible Preferred Stock were converted into 37,500 shares of our common stock pursuant to the terms of the Series A-1 Convertible Preferred Stock.
     On December 31, 2004, all (160,000 shares) of Series A Convertible Preferred Stock (which had identical terms to the Series A-1) were converted into 1,000,000 shares of our common stock pursuant to the terms of the Series A Convertible Preferred Stock.
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
     On July 22, 2004, we issued warrants for the purchase of 40,000 shares of our common stock at $8.20 per share. The warrant was issued pursuant to the terms of the letter agreement dated July 19, 2004. At December 31, 2006 there were 36,400 warrants outstanding all of which expire July 22, 2009. We recognized $58,410 in expense relating to the issuance of the warrants.
     On July 11, 2005, we issued warrants for the purchase of 50,000 shares of our common stock at $27.40 per share. The warrant was issued pursuant to the terms of the Fee Letter, dated February 21, 2005, between the Company, Natexis Banques Populaires and Madison Energy France. At December 31, 2006 all 50,000 warrants were outstanding and expire on December 23, 2009. In 2005 and 2006 we recognized $836,000 in expense relating to the issuance of the warrants.
     On January 3, 2006, we issued warrants for the purchase of 10,000 shares of our common stock at $27.65 per share. The warrant was issued pursuant to the terms of the Engagement letter, dated January 3, 2006, between the Company and ParCon Consulting. At December 31, 2006 all 10,000 warrants were outstanding and expire on January 3, 2011. We recognized $106,800 in expense relating to the issuance of the warrants.
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
NOTE 10 — INCOME TAXES
     The Company’s provision (benefit) for income taxes consists of the following at December 31:

	2006	2005	2004
	(in thousands)
Current:
U.S. Federal	$(581)	$(2,421)	$7,129
U.S. State	(7)	46	844
Foreign	1,156	1,140	(611)
Deferred:
U.S. Federal	135	1,383	329
U.S. State	—	—	—
Foreign	2,944	(463)	2,163

	$3,647	$(315)	$9,854

The tax provision (benefit) has been allocated between continuing operations and discontinued operations as follows:

Provision (benefit) allocated to:
Continuing operations	$3,647	$(315)	$(1,153)
Discontinued operations	—	—	11,007

	$3,647	$(315)	$9,854

     The primary reasons for the difference between tax expense at the statutory federal income tax rate and our provision for income taxes were:

	2006	2005	2004
	(in thousands)
Statutory tax at 34%	$2,113	$3,501	$8,532
Tax basis and rate differences related to foreign operations	584	(2,967)	3,065
Use of NOL carryforwards	(121)	—	(3,940)
Reduction in Turkish net operating loss	143	—	—
State income tax, net	(5)	(148)	833
Foreign currency gain (loss) not taxable in foreign jurisdictions	265	(857)	431
Release of tax reserve	—	(49)	(554)
Effect of rate changes in foreign countries	(1,062)	—	—
Adjustments to valuation allowance	1,846	(385)	1,748
Use of percentage depletion	—	(98)	—
Use of capital loss carryover	—	(90)	—
Other	(116)	778	(261)

	$3,647	$(315)	$9,854

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforward — United States	$2,150	$2,190
Net operating loss carryforward — Foreign	7,002	8,811
Restricted stock	835	—
Other	416	248

Gross deferred tax assets	10,403	11,249
Valuation allowance	(6,609)	(5,053)

Net deferred tax assets	3,794	6,196

Deferred tax liabilities:
Differences in oil and gas property capitalization and depletion methods— United States	(1,337)	(1,637)
Differences in oil and gas property capitalization and depletion methods— Foreign	(19,064)	(16,594)
Unrealized foreign currency translation gains	(501)	—
Other	(54)	(164)

Gross deferred tax liabilities	(20,956)	(17,162)

Net deferred tax liabilities	$(17,162)	$(12,199)

     At December 31, 2006, Toreador had the following carryforwards available to reduce future taxable income (in thousands) :

Jurisdiction	Expiry	Amount
United States	2010 — 2021	$6,323
Hungary	Unlimited	28,774
Turkey	2007 — 2010	8,476
France	Unlimited	2,245

     Realization of net operating loss carryforwards depends on our ability to generate taxable income within the carryforward period. Due to uncertainty related to the Company’s ability to generate taxable income in the respective countries sufficient to realize all of our deferred tax assets we have recorded the following valuation allowances:

	December 31,
	2006	2005
	(in thousands)
United States	$1,241	$—
Turkey	16	64
Hungary	4,604	4,000
France	748	989

	$6,609	$5,053

     Future net operating loss carryforwards for which a valuation allowance has been provided will be realized when taxable income amounts below are generated in the following countries:

Required
Taxable Income
United States	$3,650
Turkey	80
Hungary	28,775
France	2,244
     The Hungarian net operating loss was acquired in a purchase, therefore realization of the net operating loss will be credited to oil and natural gas properties rather than a credit to income tax expense.
     Under APB 23, we have elected to treat our foreign earnings as permanently reinvested outside the US and are not providing US tax expense on those earnings. However, Romania and Turkey both have US branches which are not permanently reinvested outside the US. Consequently the US tax on their earnings is reflected in consolidated income tax expense at the US tax rate of 34%.
NOTE 11 — BENEFIT PLANS
     We have a 401(k) retirement savings plan. Employees are eligible to defer portions of their salaries, limited by Internal Revenue Service regulations. Employer matches are discretionary, and are determined annually by the board of directors. Such discretionary matches amounted to $74,000 in 2006, $52,000 in 2005 and $75,000 in 2004.
NOTE 12 — STOCK COMPENSATION PLANS
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
     A summary of stock option transactions is as follows :

	2006		2005		2004
		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
		EXERCISE		EXERCISE		EXERCISE
	SHARES	PRICE	SHARES	PRICE	SHARES	PRICE
Outstanding at January 1	858,940	$5.07	1,346,690	$4.91	1,515,940	$4.43
Granted	—	—	20,000	16.90	442,700	5.78
Exercised	(175,070)	4.95	(492,750)	5.18	(538,102)	4.33
Forfeited	(10,000)	3.10	(15,000)	3.10	(73,848)	4.95

Outstanding at December 31	673,870	5.13	858,940	5.07	1,346,690	4.91

Exercisable at December 31	660,536	4.90	827,274	5.27	1,182,690	5.59

     The intrinsic value of the options exercised in 2006 was $4.0 million. For the year ended December 31, 2006, 2005 and 2004 we received cash from stock option exercises of $866,000, $2.6 million and $2.3 million, respectively and the Company recognized a tax benefit related to exercises of stock options of $293,000 in 2006, $2.5 million in 2005 and $1.1 million in 2004. During 2006, 18,667 shares vested having a fair value on the date of vesting of approximately $491,000. As of December 31, 2006, the total compensation cost related to nonvested stock options not yet recognized is approximately $67,000. This amount will be recognized as compensation expense over the next 16 months.
     For stock options granted the following table represents the weighted-average exercise prices and the weighted-average fair value based upon whether or not the exercise price of the option was greater than, less than or equal to the market price of the stock on the grant date:

			WEIGHTED-AVERAGE	WEIGHTED-AVERAGE
YEAR	OPTION TYPE	SHARES	EXERCISE PRICE	FAIR VALUE
2005	Exercise price equal to market price	20,000	$16.90	$7.31

2004	Exercise price greater than market price	352,700	$5.50	$1.60

	Exercise price equal to market price	90,000	$6.89	$2.50
     On the date of exercise, the intrinsic value of the options exercised in the above table was approximately $4.0 million.

The following table summarizes information about the fixed price stock options outstanding at December 31, 2006 :

	Number Outstanding		Number Exercisable
		Intrinsic		Intrinsic	Weighted Average
		Value		Value	Remaining Contractual
Exercise Price	Shares	(in thousands)	Shares	(in thousands)	Life in Years

$2.75	45,000	$1,036	45,000	$1,036	1.73
3.00	5,000	114	5,000	114	2.42
3.10	75,000	1,700	75,000	1,700	6.47
3.12	4,420	100	4,420	100	3.72
3.88	5,000	109	5,000	109	2.83
4.12	51,000	1,104	51,000	1,104	5.42
4.51	20,000	425	20,000	425	5.13
4.96	40,000	832	40,000	832	7.39
5.00	200,133	4,157	200,133	4,157	2.25
5.50	170,017	3,446	170,017	3,446	6.00
5.75	15,800	316	15,800	316	4.18
5.95	15,000	297	15,000	297	4.38
13.75	7,500	90	7,500	90	7.88
16.90	20,000	177	6,666	59	8.39

$5.10	673,870	$13,903	660,536	$13,785	4.63

     At December 31, 2006, there were 120,208 remaining shares available for grant under the plans collectively.
     In May 2005, stockholders approved the Toreador Resources Corporation 2005 Long-Term Incentive Plan (the “Plan”). The Plan, as amended, authorizes the issuance of up to 750,000 shares of the Company’s common stock to key employees, key consultants and outside directors of the Company. The Board of Directors has authorized a total of 328,385 shares of restricted stock be granted to employees and non-employee directors. The compensation cost is measured by the difference between the quoted market price of the stock at the date of grant and the price, if any, to be paid by an employee and is recognized as expense over the period the recipient performs related services. The restricted stock grants vest over a one to four year period depending on the grant and the average price of the stock on the date of the grants was $28.95. Stock compensation expense of $2.7 million and $400,790 is included in the Statement of Operations for the years ended December 31, 2006 and 2005, which represents the cost recognized from the date of the grants through December 31, 2006 and 2005. During 2006, 40,165 shares vested having a fair value of approximately $0.8 million on the date of vesting. As of December 31, 2006, the total compensation cost related to nonvested restricted stock grants not yet recognized is approximately $5.3 million. This amount will be recognized as compensation expense over the next 40 months.
     For the years ended December 31, 2006 and 2005 we recognized a current tax benefit related to restricted stock grants of approximately $362,000 and zero and a deferred tax benefit of approximately $561,000 and $136,000, respectively.
     The following table summarizes the changes in outstanding restricted stock grants along with their related grant-date fair values for the year ended December 31, 2006:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2006	114,560	$20.10
Shares granted	213,825	28.95
Shares vested	(40,165)	(20.27)
Shares forfeited	(300)	(30.83)

Non-vested at December 31,2006	287,920	$26.63

NOTE 13 — COMMITMENTS AND CONTINGENCIES
     We lease our office space under non-cancelable operating leases, expiring during 2007 through 2014. We also sublease portions of the leased space to one related party and two unrelated parties under non-cancelable sub-leases which expired on June 30, 2006. The following is a schedule of minimum future rentals under our non-cancelable operating leases as of December 31, 2006 (in thousands) :

2007	$502
2008	233
2009	132
2010	132
2011	132
Thereafter	385

$1,516

     Net rent expense totaled $699,000 in 2006, $354,000 in 2005 and $380,000 in 2004.
     Turkish Registered Capital. Under the existing Petroleum Law of Turkey, capital that is invested by foreign companies in projects such as oil and natural gas exploration can be registered with the General Directorate of Petroleum Affairs, thereby qualifying for protection against adverse changes in the exchange rate between the time of the initial investment and the time such capital is repatriated out of Turkey. Since 1997 the Turkish government has suspended such protection for repatriated capital. As the holder of more than $50 million of registered capital, we have filed suit in Turkey to attempt to restore the exchange rate protections afforded under the law. No amounts are accrued related to this gain contingency. In March 2002, a lower level court ruled in favor of the Company. The ruling was subject to appeal that was heard in December 2002. The appellate court reversed the lower court’s ruling. All internal Turkish legal proceedings are exhausted and the rejection of the exchange protection award is final. We have appealed the case to the European Court of Human Rights which is a court recognized by Turkey. We cannot predict the outcome of this matter.
     Black Sea Incidents. In October 2005, in an incident involving a vessel owned by Micoperi Srl, the Ayazli 2 and Ayazli 3 wells were damaged, and subsequently had to be re-drilled. We and our co-venturers have made a claim in respect of the cost of re-drilling and repeating flow-testing. The amount claimed is presently approximately $10.8 million before interest, subject to adjustment when the actual cost of flow-testing the re-drilled wells is known. In addition, we and our co-venturers have claimed to recover back from Micoperi a sum of about $8.7 million paid to Micoperi under the contract between us, our co-venturers and Micoperi. Micoperi have made a cross-claim for about $6.8 million in respect of sums allegedly due to Micoperi under the contract between us, the co-venturers and Micoperi. Micoperi has also asserted a claim that the arrest of the vessel “MICOPERI 30” at Palermo, Italy was wrongful and have asserted a claim for damages in respect of such allegedly wrongful arrest. We and our co-ventures have received security from Micoperi by way of a letter of undertaking from their insurers, and have provided security to Micoperi in respect of their cross-claims by way of a bank guarantee of $7.8 million. The claims and cross-claims are subject to the jurisdiction of the English Court; however, neither side has yet commenced any court proceedings. All the amounts stated above are gross and our share would be equal to 36.75%. We have accrued our portion of the unpaid invoices and is accounting for the potential receivable from Micoperi as a gain contingency. Accordingly, the potential gain has not been recorded.
     From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position.
NOTE 14 — RELATED PARTY TRANSACTIONS
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

     William I. Lee, a director of the Company, is also Chairman of the Board and majority owner of Wilco Properties, Inc (“Wilco”). The Company subleases office space to Wilco pursuant to a sub-lease agreement. We recorded reductions to rent expense totaling $50,000 in 2006, $48,000 in 2005 and $45,000 in 2004 related to the sublease with Wilco. We have an informal agreement with Wilco under which one of the two companies incurs, on behalf of the other, certain miscellaneous expenses that are subsequently reimbursed by the other company. We had amounts receivable related to this arrangement of zero, $146 and $2,000 at December 31, 2006, 2005 and 2004, respectively.
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
NOTE 15 — DISCONTINUED OPERATIONS
     On March 12, 2004, pursuant to the terms of an Agreement for Purchase and Sale dated December 17, 2003, Toreador and Tormin, Inc., a wholly owned subsidiary of Toreador, sold their United States mineral and royalty assets to Black Stone Acquisitions Partners I, L.P. The gross consideration was approximately $45 million cash. The effective date of the sale was January 1, 2004.
     The results of operations of assets in the United States to be sold as of December 31, 2003 have been presented as discontinued operations in the accompanying consolidated statements of operations. Results for these assets reported as discontinued operations were as follows:

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Revenues:
Oil and natural gas sales	$11	$63	$139

Costs and expenses:
Lease operating	—	1	(10)
Allocated general and administrative	—	15	163

Total costs and expenses	—	16	153
Gain on sale of properties	—	—	28,711

Income before taxes	11	47	28,697
Income tax provision	—	—	11,007

Income from discontinued operations	$11	$47	$17,690

     General and administrative expense was allocated to discontinued operations based on the percent of oil and natural gas revenue applicable to discontinued operations to the total oil and gas revenue.
NOTE 16 — INFORMATION ABOUT OIL AND NATURAL GAS PRODUCING ACTIVITIES AND OPERATING SEGMENTS
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
     The following tables provide the geographic operating segment data required by Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The United States segment data for the years ended December 31, 2006, 2005, and 2004 excludes discontinued operations sold in January 2004 through the U. S. mineral royalty asset sale (see Note 15).

	United
	States	France	Turkey	Hungary	Romania	Total
	(In thousands)
For the year ended December 31, 2006
Revenues:
Oil and natural gas sales	$7,079	$27,274	$3,834	$—	$2,200	$40,387

Costs and expenses:
Lease operating	2,200	7,229	793	—	719	10,941
Exploration expense	1,883	432	799	184	648	3,946
Depreciation, depletion and amortization	1,529	3,119	748	59	2,089	7,544
Dry hole cost	1,393	—	—	1,706	—	3,099
Impairment of oil and gas properties	345	—	—	—	—	345
General and administrative	6,044	1,905	807	516	557	9,829
(Gain) loss on sale of properties and other assets	(202)	—	(436)	—	—	(638)

Total costs and expenses	13,192	12,685	2,711	2,465	4,013	35,066

Operating income (loss)	(6,113)	14,589	1,123	(2,465)	(1,813)	5,321
Other income (expense)	3,186	187	(1,055)	(1,484)	59	893

Income (loss) before income taxes	(2,927)	14,776	68	(3,949)	(1,754)	6,214
Benefit (provision) for income taxes	378	(4,256)	231	—	—	(3,647)

Income (loss) from continuing operations, net of tax	$(2,549)	$10,520	$299	$(3,949)	$(1,754)	$2,567

Selected assets:
Oil and natural gas properties	$21,899	$99,751	$137,499	$15,334	$21,840	$296,320
Accumulated depreciation, depletion, and amortization	(9,634)	(30,439)	(2,893)	(283)	(2,059)	(45,305)

Oil and natural gas properties, net	$12,265	$69,312	$134,606	$15,051	$19,781	$251,015

Investments in unconsolidated entities	$2,659	$—	$—	$—	$—	$2,659

Goodwill	$—	$3,632	$919	$—	$—	$4,551

Total assets	$251,422	$80,574	$35,209	$7,745	$4,638	$379,588

Expenditures for additions to long-lived assets:
Property acquisition costs	$161	$—	$—	$—	$—	$161
Development costs	77	15,931	86,222	1,759	6,943	110,932
Exploration costs	353	—	—	6,249	7,320	13,922
Other	283	127	228	83	111	832

Total expenditures for long-lived assets	$874	$16,058	$86,450	$8,091	$14,374	$125,847

	United
	States	France	Turkey	Hungary	Romania	Total
	(In thousands)
For the year ended December 31, 2005
Revenues:
Oil and natural gas sales	$7,728	$20,572	$2,817	$—	$—	$31,117

Costs and expenses:
Lease operating	2,096	5,392	710	—	—	8,198
Exploration expense	1,250	1,011	289	237	153	2,940
Depreciation, depletion and amortization	1,185	3,513	547	—	—	5,245
Dry hole cost	—	—	1,738	—	—	1,738
Impairment of oil and gas properties	110	—	—	—	—	110
General and administrative	5,206	941	468	20	45	6,680
Gain on sale of properties and other assets	(12)	—	—	—	—	(12)

Total costs and expenses	9,835	10,857	3,752	257	198	24,899

Operating income (loss)	(2,107)	9,715	(935)	(257)	(198)	6,218
Other income (expense)	383	(347)	2,873	(33)	1,139	4,015

Income (loss) before income taxes	(1,724)	9,368	1,938	(290)	941	10,233

Benefit (provision) for income taxes	992	77	(754)	—	—	315

Income (loss) from continuing operations, net of tax	$(732)	$9,445	$1,184	$(290)	$941	$10,548

Selected assets:
Oil and natural gas properties	$21,110	$83,627	$51,724	$9,728	$7,431	$173,620
Accumulated depreciation, depletion, and amortization	(8,099)	(24,992)	(2,146)	(225)	—	(35,462)

Oil and natural gas properties, net	$13,011	$58,635	$49,578	$9,503	$7,431	$138,158

Investments in unconsolidated entities	$2,251	$—	$—	$—	$—	$2,251

Goodwill	$—	$3,276	$919	$—	$—	$4,195

Total assets	$244,783	$57,221	$11,853	$541	$1,328	$315,726

Expenditures for additions to long-lived assets:
Property acquisition costs	$401	$—	$—	$9,096	$—	$9,497
Development costs	1,306	19,065	27,900	—	7,114	55,385
Exploration costs	203	—	—	—	—	203
Other	192	111	236	279	—	818

Total expenditures for long-lived assets	$2,102	$19,176	$28,136	$9,375	$7,114	$65,903

	United
	States (1)	France	Turkey	Total
For the year ended December 31, 2004
Revenues:
Oil and natural gas sales	$6,038	$14,042	$2,270	$22,350
Loss on commodity derivatives	(1,322)	—	—	(1,322)

Total revenues	4,716	14,042	2,270	21,028
Costs and expenses:
Lease operating	1,751	4,885	763	7,399
Exploration Expenses	1,361	141	3,028	4,530
Depreciation, depletion and amortization	1,247	2,356	507	4,110
General and administrative	4,203	1,451	1,809	7,463
Loss on sale of properties and other assets	159	—	—	159

Total costs and expenses	8,721	8,833	6,107	23,661

Operating income (loss)	(4,005)	5,209	(3,837)	(2,633)
Other income (expense)	(90)	(386)	(314)	(790)

Income (loss) before income taxes	(4,095)	4,823	(4,151)	(3,423)
Benefit for income taxes	2,705	(1,552)	—	1,153

Income (loss) from continuing operations, net of tax	$(1,390)	$3,271	$(4,151)	$(2,270)

Selected assets:
Oil and natural gas properties	$19,480	$75,168	$20,698	$115,346
Accumulated depreciation, depletion, and amortization	(7,074)	(24,454)	(1,424)	(32,952)

Oil and natural gas properties, net	$12,406	$50,714	$19,274	$82,394

Investments in unconsolidated entities	$1,466	$—	$—	$1,466

Goodwill	$—	$5,060	$919	$5,979

Total assets	$97,632	$49,293	$8,165	$155,090

Expenditures for additions to long-lived assets:
Property acquisition costs	$—	$—	$—	$—
Development costs	360	6,260	1,437	8,057
Exploration costs	398	—	6,568	6,966
Other	121	11	230	362

Total expenditures for long-lived assets	$879	$6,271	$8,235	$15,385

(1)	Amounts reflect reclassifications to discontinued operations.
     The following table reconciles the total assets for reportable segments to consolidated assets.

	December 31,
	2006	2005
	(in thousands)
Total assets for reportable segments	$379,588	$315,726
Elimination of intersegment receivables and investments	(62,384)	(53,912)

Total consolidated assets	$317,204	$261,814

NOTE 17 — Subsequent Event
Nasdaq Violation
     On November 14, 2006, Toreador received a Staff Determination Letter from the Nasdaq Stock Market that Toreador violated Nasdaq Marketplace Rule 4310(c)(14) by not timely filing the Form 10-Q for the quarter ended September 30, 2006 which is a requirement for continued listing. On January 11, 2007, Toreador had a hearing with the Nasdaq Listing Qualifications Panel regarding this violation. On January 16, 2007, we filed the restated financial statements as of and for the year ended December 31, 2005 on Form 10-K/A, the restated financial statements for the quarters ended March 31, 2006 and June 30, 2006 on Forms 10-Q/A and the Form 10-Q for the quarter ended

September 30, 2006. On February 15, 2007, Toreador received notice from the Nasdaq Listing Qualifications panel that the violation has been cured and no further action will be taken.
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

	United
	States	France	Turkey	Romania	Hungary	Total
	Natural Gas (MMcf)
PROVED RESERVES
December 31, 2003	11,282	—	—	—	—	11,282
Revisions of previous estimates	(574)	—	—	—	—	(574)
Extensions, discoveries and other additions	143	—	—	—	—	143
Sale of reserves	(5,400)	—	—	—	—	(5,400)
Production	(518)	—	—	—	—	(518)

December 31, 2004	4,933	—	—	—	—	4,933
Revisions of previous estimates	641	—	—	—	—	641
Extensions, discoveries and other additions	227	—	6,476	3,486	—	10,189
Sale of reserves	—	—	—	—	—	—
Production	(506)	—	—	—	—	(506)

December 31, 2005	5,295	—	6,476	3,486	—	15,257
Revisions of previous estimates	(760)	—	(1,151)	(1,185)	—	(3,096)
Extensions, discoveries and other additions	96	—	16,099	1,186	950	18,331
Sale of reserves	(2)	—	—	—	—	(2)
Production	(500)	—	—	(446)	—	(946)

December 31, 2006	4,129	—	21,424	3,041	950	29,544

PROVED DEVELOPED
December 31, 2004	4,875	—	—	—	—	4,875

December 31, 2005	5,225	—	—	3,486	—	8,711

December 31, 2006	4,068	—	—	3,040	950	8,058

	Oil (MBbl)
PROVED RESERVES
December 31, 2003	1,838	10,975	892	—	—	13,705
Revisions of previous estimates	114	956	(190)	—	—	880
Extensions, discoveries and other additions	—	—	—	—	—	—
Sale of reserves	(1,103)	—	—	—	—	(1,103)
Production	(69)	(395)	(75)	—	—	(539)

December 31, 2004	780	11,536	627	—	—	12,943
Revisions of previous estimates	73	(587)	77	—	—	(437)
Extensions, discoveries and other additions	—	477	—	24	—	501
Sale of reserves	—	—	—	—	—	—
Production	(60)	(448)	(65)	—	—	(573)

December 31, 2005	793	10,978	639	24	—	12,434
Revisions of previous estimates	(30)	(906)	95	4	—	(838)
Extensions, discoveries and other additions	—	—	—	19	1	20
Sale of reserves	—	—	—	—	—	—
Production	(63)	(444)	(69)	(6)	—	(582)

December 31, 2006	700	9,628	665	41	1	11,035

PROVED DEVELOPED
December 31, 2004	775	7,309	360	—	—	8,444

December 31, 2005	792	7,688	378	24	—	8,882

December 31, 2006	699	6,770	405	41	1	7,916

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
     The prices of oil and natural gas at December 31, 2006, 2005, and 2004 used in the above table, were $57.75, $56.24 and $37.55 per Bbl of oil, respectively, and $5.64, $6.98 and $5.99 per Mcf of natural gas, respectively.

	United
	States	France	Turkey	Romania	Hungary	Total
	(In thousands)
As of and for the year ended December 31, 2004
Future cash inflows	$62,256	$432,828	$20,919	$—	$—	$516,003
Future production costs	25,432	182,574	7,861	—	—	215,867
Future development costs	164	25,902	1,470	—	—	27,536
Future income tax expense (benefit)	10,803	71,504	(703)	—	—	81,604

Future net cash flows	25,857	152,848	12,291	—	—	190,996
10% annual discount for estimated timing of cash flows	11,951	98,248	4,065	—	—	114,264

Standardized measure of discounted future net cash flows related to proved reserves	$13,906	$54,600	$8,226	$—	$—	$76,732

As of and for the year ended December 31, 2005
Future cash inflows	$95,502	$621,765	$70,498	$18,574	$—	$806,339
Future production costs	34,190	223,273	15,267	4,588	—	277,318
Future development costs	319	30,883	22,317	552	—	54,071
Future income tax expense	19,780	113,742	2,736	961	—	137,219

Future net cash flows	41,213	253,867	30,178	12,473	—	337,731
10% annual discount for estimated timing of cash flows	20,180	144,738	14,390	1,798	—	181,106

Standardized measure of discounted future net cash flows related to proved reserves	$21,033	$109,129	$15,788	$10,675	$—	$156,625

As of and for the year ended December 31, 2006
Future cash inflows	$63,597	$551,139	$185,815	$21,163	$5,732	$827,446
Future production costs	26,428	214,474	20,407	5,198	1,658	268,165
Future development costs	273	33,580	20,757	159	800	55,569
Future income tax expense	11,432	95,067	7,114	(602)	2,057	115,068

Future net cash flows	25,464	208,018	137,537	16,408	1,217	388,644
10% annual discount for estimated timing of cash flows	12,200	121,828	53,207	3,019	248	190,502

Standardized measure of discounted future net cash flows related to proved reserves	$13,264	$86,190	$84,330	$13,388	$970	$198,142

     The following are the principal sources of change in the standardized measure:

	United
	States	France	Turkey	Romania	Hungary	Total
	(In thousands)
Balance at December 31, 2003	$34,320	$39,091	$5,898	$—	$—	$79,309
Sales of oil and natural gas, net	(4,287)	(9,157)	(1,507)	—	—	(14,951)
Net changes in prices and production costs	(4,264)	28,408	2,450	—	—	26,594
Net change in future development costs	77	(4,962)	61	—	—	(4,824)
Extensions and discoveries	309	—	—	—	—	309
Revisions of previous quantity estimates	229	8,065	(2,712)	—	—	5,582
Previously estimated development costs incurred	(45)	(4,296)	(401)	—	—	(4,742)
Net change in income taxes	9,947	(14,114)	2,516	—	—	(1,651)
Accretion of discount	4,321	6,019	761	—	—	11,101
Sales of reserves	(25,020)	—	—	—	—	(25,020)
Other	(1,681)	5,546	1,160	—	—	5,025

Balance at December 31, 2004	13,906	54,600	8,226	—	—	76,732
Sales of oil and natural gas, net	(5,371)	(15,180)	(2,107)	—	—	(22,658)
Net changes in prices and production costs	10,187	72,285	3,463	—	—	85,935
Net change in development costs	(119)	(2,223)	(11,356)	(472)	—	(14,170)
Extensions and discoveries	725	7,723	18,906	11,963	—	39,317
Revisions of previous quantity estimates	3,353	(9,507)	1,347	—	—	(4,807)
Previously estimated development costs incurred	(77)	—	—	—	—	(77)
Net change in income taxes	(4,250)	(22,271)	(2,422)	814	—	(28,129)
Accretion of discount	149	8,187	815	—	—	9,151
Other	2,530	15,515	(1,084)	(1,629)	—	15,332

Balance at December 31, 2005	21,033	109,129	15,788	10,675	—	156,626
Sales of oil and natural gas, net	(4,879)	(20,201)	(3,041)	(1,481)	—	(29,602)
Net changes in prices and production costs	(8,215)	(6,102)	7,074	2,987		(4,256)
Net change in development costs	(55)	(2,101)	970	(130)	(641)	(1,957)
Extensions and discoveries	238	—	65,127	5,159	3,267	73,791
Revisions of previous quantity estimates	(2,203)	(13,781)	(2,355)	(4,617)	—	(22,956)
Previously estimated development costs incurred	(152)	(2,132)	—	(552)	—	(2,836)
Net change in income taxes	2,540	9,312	(3,445)	1,262	(1,656)	8,013
Accretion of discount	2,701	13,570	1,679	989	—	19,793
Other	2,256	(1,504)	2,149	(905)	—	1,526

Balance at December 31, 2006	$13,264	$86,190	$84,3330	$13,388	$970	$198,142