Form 10-Q
period 2007-03-31
TOREADOR RESOURCES CORP
filed 2007-05-10
CIK 98720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

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

As of May 9, 2007, there were 19,373,826 shares of common stock outstanding.

TOREADOR RESOURCES CORPORATION

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$32,891	$12,664
Restricted cash	3,211	12,734
Accounts receivable	38,967	9,547
Income taxes receivable	1,604	1,260
Other	1,800	8,445

Total current assets	78,473	45,650

Oil and natural gas properties, net, using successful efforts method of accounting	284,533	251,015
Investments in unconsolidated entities	2,622	2,659
Restricted cash	7,858	7,770
Goodwill	4,616	4,551
Other assets	7,691	6,559

	$385,793	$317,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$55,647	$33,827
Current portion of long-term debt	—	5,000
Income taxes payable	948	745

Total current liabilities	56,595	39,572

Long-term accrued liabilities	1,055	394
Long-term debt, net of current portion	35,000	21,550
Long-term asset retirement obligations	5,321	5,125
Deferred income tax liabilities	13,440	17,162
Convertible subordinated notes	86,250	86,250

Total liabilities	197,661	170,053

Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A-1, $1.00 par value, 4,000,000 shares authorized; liquidation preference of $1,800; 72,000 shares issued	72	72
Common stock, $0.15625 par value, 30,000,000 shares authorized;19,681,449 and 16,655,511 shares issued	3,075	2,602
Additional paid-in capital	156,858	111,708
Retained earnings	23,109	31,980
Accumulated other comprehensive income	7,552	3,323
Treasury stock at cost, 721,027 shares	(2,534)	(2,534)

Total stockholders’ equity	188,132	147,151

	$385,793	$317,204

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(In thousands, except per share data)

Oil and natural gas sales	$8,150	$9,769
Operating costs and expenses:
Lease operating	2,872	2,435
Exploration expense	2,104	1,053
Depreciation, depletion and amortization	2,314	1,302
Dry hole expense	8,159	—
General and administrative	6,461	2,508
Gain on sale of properties and other assets	(702)	(471)

Total operating costs and expenses	21,208	6,827

Operating income (loss)	(13,058)	2,942
Other income (expense):
Equity in earnings of unconsolidated investments	22	96
Foreign currency exchange gain	988	264
Interest and other income	513	927
Interest expense, net of interested capitalized	(595)	(278)

Total other income	928	1,009

Income (loss) before taxes	(12,130)	3,951
Income tax provision (benefit)	(3,345)	803

Net income (loss)	(8,785)	3,148
Preferred dividends	(41)	(41)

Income (loss) available to common shares	$(8,826)	$3,107

Basic income available to common shares per share	$(0.55)	$0.20

Diluted income available to common shares per share	$(0.55)	$0.19

Weighted average shares outstanding:
Basic	16,080	15,333

Diluted	16,080	16,671

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
	Preferred	Preferred	Common	Common	Additional		Other	Treasury	Total
	Stock	Stock	Stock	Stock	Paid-In	Retained	Comprehensive	Stock	Stockholders’
	(Shares)	($)	(Shares)	($)	Capital	Earnings	Income (loss)	($)	Equity
	(In thousands)

Balance at December 31, 2006	72	$72	16,656	$2,602	$111,708	$31,980	$3,323	$(2,534)	$147,151
Cash payment of preferred dividends	—	—	—	—	—	(41)	—	—	(41)
Exercise of stock options	—	—	207	32	1,004	—	—	—	1,036
Issuance of common stock	—	—	2,711	424	44,576	—	—	—	45,000
Issuance of restricted stock	—	—	108	17	(17)	—	—	—
Adoption FIN 48	—	—	—	—	—	(45)	—	—	(45)
Amortization of deferred stock compensation	—	—	—	—	2,038	—	—	—	2,038
Payment of equity issuance costs	—	—	—	—	(2,451)	—	—	—	(2,451)
Net income	—	—	—	—	—	(8,785)	—	—	(8,785)
Foreign currency translation adjustments	—	—	—	—	—	—	4,229	—	4,229

Balance at March 31, 2007	72	$72	19,682	$3,075	$156,858	$23,109	$7,552	$(2,534)	$188,132

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(8,785)	$3,148
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,314	1,302
Gain on sale of other assets	(702)	(471)
Equity in earnings of unconsolidated investments	(22)	(96)
Stock based compensation	2,038	407
Realized gains on foreign currency derivative transactions	—	(264)
Dry hole expense	8,159	—
Deferred income taxes provision (benefit)	(3,881)	179
Increase in accounts receivable	(29,389)	(150)
Decrease in other current assets	6,651	3,584
Increase in other assets	(1,127)	(50)
Increase in accounts payable and accrued liabilities	796	2,948
Increase in income taxes payable	167	1,087

Net cash provided by (used in) operating activities	(23,781)	11,624

Cash flows from investing activities:
Expenditures for property and equipment	(21,945)	(27,358)
Restricted cash	9,435	—
Proceeds from sale of property and equipment	820	1,200
Distributions from unconsolidated subsidiaries	60	—
Investments in unconsolidated subsidiaries	—	(15)

Net cash used in investing activities	(11,630)	(26,173)

Cash flows from financing activities:
Borrowings from long-term debt	25,000	—
Repayments of long-term debt	(16,550)	—
Payment of equity issue cost	(2,451)	—
Proceeds from issuance of common stock	45,000	—
Payment of preferred dividends	(41)	(41)
Tax benefit of stock option exercises	—	123
Exercise of stock options	1,036	179

Net cash provided by financing activities	51,994	261

Net increase (decrease) in cash and cash equivalents	16,583	(14,288)
Effects of foreign currency translation on cash and cash equivalents	3,644	(44)
Cash and cash equivalents, beginning of period	12,664	53,113

Cash and cash equivalents, end of period	$32,891	$38,781

Supplemental disclosures:
Cash paid during the period for interest, net of interest capitalized	$—	$—
Cash paid during the period for income taxes	$379	$—

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The consolidated financial statements of Toreador Resources Corporation and subsidiaries (“Toreador,” “we,” “us,” “our,” or the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated balance sheet at December 31, 2006 is derived from the December 31, 2006 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. Certain prior-year amounts have been reclassified to conform to the 2007 presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Unless otherwise noted, amounts reported in tables are in thousands, except per unit data.

New Accounting Pronouncements

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (“FIN 48”) as of January 1, 2007; see Note 8 — Income Taxes for further detail.

We adopted EITF Issue No. 00-19-2, “Accounting for Registration Payment Arrangements” as of January 1, 2007. This pronouncement had no effect upon adoption, because the Company’s policy has been to accrue such liabilities when they are probable. See Note 5 — Long-term Debt and Note 9 — Common Stock for further detail.

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

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115”.  The statement permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any items for which we elect the fair value measurement option would be reported in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the effect, if any, the adoption of Statement 159 will have on our financial statements and related disclosures.

NOTE 2 — CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, restricted cash and accounts receivable. We place our cash with high credit quality financial institutions. We sell oil and natural gas to various customers. Historically, we have not experienced any losses related to accounts receivable, and accordingly, we do not believe an allowance for doubtful accounts is warranted at March 31, 2007. Substantially all of our accounts receivable are due from our joint interest partners in the Black Sea, offshore Turkey and from the purchasers of oil and natural gas.

We periodically review the collectability of accounts receivable and record a valuation allowance for those accounts which are, in our judgment, unlikely to be collected. We have not had any significant credit losses in the past and we believe our accounts receivable are fully collectable.

Accounts receivable consisted of the following:

	March 31,	December 31,
	2007	2006

Accrued oil and natural gas sales receivables	$3,573	$3,597
Joint interest receivables	29,987	612
Trade receivables	3,818	3,394
Other accounts receivable	1,589	1,944

	$38,967	$9,547

NOTE 3 — EARNINGS (LOSS) PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per common share computation:

	Three Months Ended
	March 31,
	2007	2006

Basic earnings (loss) per share:
Numerator:
Net income (loss)	$(8,785)	$3,148
Less: dividends on preferred shares	41	41

Net income (loss) available to common shareholders	$(8,826)	$3,107

Denominator:
Common shares outstanding	16,080	15,333

Income (loss) per share available to common shareholders	$(0.55)	$0.20

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,
	2007		2006

Diluted earnings (loss) per share:
Numerator:
Net income (loss)	$(8,785)		$3,148
Plus: interest on convertible debt	—		6
Less: dividends on preferred shares	41		—

Income (loss) available to common shareholders	$(8,826)		$3,154

Denominator:
Weighted average common shares outstanding	16,080		15,333
Common stock options and warrants	—	(1)	725
Conversion of preferred shares	—	(1)	450
Conversion of 5.0% notes payable	—	(3)	—	(3)
Restricted stock	—	(1)	57
Conversion of debenture	—	(2)	106

Diluted shares outstanding	16,080		16,671

Income (loss) per share available to common shareholders	$(0.55)		$0.19

(1)	Conversion of these securities would result in issuance of 724,645 shares of common stock that are antidilutive; therefore, there are no dilutive shares.

(2)	The convertible debenture was converted to common stock in the first quarter of 2006.

(3)	Conversion of these securities would result in issuance of 2,014,716 common shares that are antidulitive. The 5% notes payable were issued September 27, 2005 and September 30, 2005.

NOTE 4 — COMPREHENSIVE INCOME

The following table presents the components of comprehensive income (loss), net of related tax:

	Three Months Ended March 31,
	2007	2006

Net income (loss)	$(8,785)	$3,148
Foreign currency translation adjustments	4,229	(125)

Comprehensive income (loss)	$(4,556)	$3,023

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
	2007	2006

Revolving line of credit with Texas Capital Bank, N.A.	$—	$5,550
Revolving line of credit with Natexis Banques Populaires	—	11,000
Secured revolving facility with the International Finance Corporation	35,000	10,000
Convertible senior notes	86,250	86,250

	121,250	112,800
Less: current portion	—	(5,000)

	$121,250	$107,800

CONVERTIBLE SENIOR NOTES DUE OCTOBER 1, 2025

On September 27, 2005, we issued $75 million of Convertible Senior Notes due October 1, 2025 (“Notes”) to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. We also granted the initial purchasers the option to purchase an additional $11.25 million aggregate principal amount of Notes to cover over-allotments. The option was exercised on September 30, 2005. The total principal amount of Notes issued was $86.25 million and total net proceeds were approximately $82.2 million. We incurred approximately $4.1 million of costs associated with the issuance of the Notes; these costs have been recorded in other assets on the balance sheet and are being amortized to interest expense over the term of the Notes. The net proceeds were used for general corporate purposes, including funding a portion of our 2005 and 2006 exploration and development activities.

The Notes bear interest at a rate of 5% per annum and can be converted into common stock at an initial conversion rate of 23.3596 shares of common stock per $1,000 principal amount of Notes, subject to adjustment in the event of a fundamental change, as defined, (equivalent to a conversion price of approximately $42.81 per share). We may redeem the Notes, in whole or in part, on or after October 6, 2008, and prior to October 1, 2010, for cash at a redemption price equal to 100% of the principal amount of Notes to be redeemed, plus any accrued and unpaid interest, if the closing price of our common stock exceeds 130% of the conversion price over a specified period. On or after October 1, 2010, we may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of Notes to be redeemed, plus any accrued and unpaid interest, irrespective of the price of its common stock. Holders may convert their Notes at any time prior to the close of business on the business day immediately preceding their stated maturity, and holders may, upon the occurrence of certain fundamental changes, and on October 1, 2010, October 1, 2015, and October 1, 2020, require us to repurchase all or a portion of their Notes for cash in an amount equal to 100% of the principal amount of such Notes, plus any accrued and unpaid interest.

Due to our restating the consolidated financial statements for the years ended December 31, 2003, 2004 and 2005 and our consolidated financial statements for each of the quarters ended March 31 and June 30, 2006, we did not provide the trustee under the indenture of the Notes with copies of our annual reports, information, documents and other reports that we are required to file with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 within thirty (30) days of when such reports are required to be filed with the Securities and Exchange Commission.

On December 15, 2006, we received a notice from the trustee for failing to provide the trustee with a copy of our Form 10-Q for the nine month period ended September 30, 2006. Since we cured the covenant default within thirty (30) days after receiving the written notice from the trustee, we cured the default and an event of default did not occur.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The registration rights agreement covering the Notes provides for a penalty if the registration statement is filed and declared effective but thereafter ceases to be effective (a “Suspension Period”) for an aggregate of forty-five (45) days in any three month period or ninety (90) days in any twelve month period (an “Event Date”). Such penalty calls for an additional 0.25% per annum in interest expense on the aggregate principal amount of the Notes for the first ninety (90) days following an Event Date and an additional 0.50% per annum in interest expense on the aggregate principal amount of the Notes thereafter, until such Suspension Period ends upon the registration statement again becoming effective. Because we did not file our Quarterly Report on Form 10-Q for the nine month period ended September 30, 2006 in a timely manner, the registration statement for the Notes became ineffective and we entered a Suspension Period on November 15, 2006. Such Suspension Period ended on January 23, 2007 when we provided notice that the Form 10-Q had been filed and the Suspension Period was no longer in effect. Because the Suspension Period exceeded forty-five (45) days in any three month period, we paid approximately $14,375 in additional interest expense. On March 16, 2007, the date we filed our Form 10-K for the year ended December 31, 2006, we again entered a Suspension Period until we file and have declared effective an amendment to our registration statement on Form S-1. Therefore, we have accrued a liability of $53,168 at March 31, 2007, which represents 90 days of additional interest at 0.25%. Because of the previous Suspension Period, we exceeded the ninety (90) days in any twelve month period on the twenty first (21st) day following the filing of our Form 10-K and again began to accrue additional interest as described above until we can file and have declared effective an amendment to our registration statement on Form S-1.

SECURED REVOLVING FACILITY WITH THE INTERNATIONAL FINANCE CORPORATION

On December 28, 2006, we guaranteed the obligations of certain of our direct and indirect subsidiaries in a loan and guarantee agreement with International Finance Corporation. The loan and guarantee agreement provides for a $25 million loan facility which is a secured revolving facility with a current maximum facility amount of $25 million which will increase to $40 million when the projected total borrowing base amount exceeds $50 million. The $25 million facility was funded on March 2, 2007. The loan and guarantee agreement also provides for a $10 million facility which was funded on December 28, 2006. As of March 31, 2007, all amounts available under the new facilities have been funded. Both the $25 million facility and $10 million facility are to fund our operations in Turkey and Romania.

Interest accrues on any loans under the $25 million facility at a rate of 2% over the six month LIBOR rate. Interest accrued on the $10 million facility at a rate of 1.5% over the six month LIBOR rate until the $25 million facility was funded after which the rate for the $10 million facility was lowered to 0.5% over the six month LIBOR rate. As of March 31, 2007, the interest rate on the $10 million facility was 5.861% and the interest rate on the $25 million facility was 7.349%. Interest is to be paid on each June 15 and December 15. At March 31, 2007 we have accrued interest of $386,248.

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

We are required to meet the following ratios on a consolidated basis: (i) the life of loan coverage ratio of not less than: (a) 1.2:1.0 in 2006 and 2007; (b) 1.3:1.0 in 2008; and (c) 1.4:1.0 in 2009 and each subsequent year thereafter; (ii) reserve tail ratio of not less than 25%; (iii) adjusted financed debt to EBITDA ratio of not more than 3.0:1.0; (iv) liabilities to tangible net worth ratio of not more than 60:40; and (v) interest coverage ratio of not less than 3.0:1.0. We were not in compliance with the adjusted financed debt to EBITDA ratio and the interest coverage ratio at March 31, 2007. We have obtained waivers from the International Finance Corporation for the non compliance for the period ended March 31, 2007 and covenant requirements were replaced with the adjusted financial debt to EBITDAX ratio not being more than 3.0:1.0 and the adjusted EBITDAX to net interest expense ratio not being more than 3.0:1.0 through July 2, 2008. We are in compliance with the revised ratios.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are subject to certain negative covenants, including, but not limited to, the following: (i) subject to certain exceptions, paying dividends; (ii) subject to certain exceptions, incurring debt, making guarantees or creating or permitting to exist any liens, (iii) subject to certain exceptions, making or permitting to exist loans or advances to, or deposits, with other persons or investments in any person or enterprise; (iv) subject to certain exceptions, selling, transferring, leasing or otherwise disposing of all or a material part of our borrowing base assets; and (v) subject to certain exceptions, undertaking or permitting any merger, spin-off, consolidation or reorganization.

REVOLVING LINE OF CREDIT WITH NATIXIS BANQUES POPULAIRES

On December 23, 2004, we entered into a five-year $15 million reserve-based borrowing facility with a French lender to finance the development of our existing French fields, acquisitions of new fields, general working capital and other corporate purposes. On March 2, 2007, the $15 million facility was retired and all amounts due were paid. The facility bore interest at a floating rate of 2.25-2.75% above LIBOR depending on the principal outstanding. Toreador and certain of its U.S. and French subsidiaries each guaranteed the obligations under the facility. This facility required monthly interest payments until December 23, 2009, at which time all unpaid principal and interest were due. The $15 million facility contained various affirmative and negative covenants. These covenants, among other things, limited additional indebtedness, the sale of assets, change of control and management, limitations on the distribution of stock dividends and required us to meet certain financial requirements. Specifically, we had to maintain an interest cost ratio of not less than 4.00 to 1.00, an indebtedness ratio of not less than 1.00 to 1.00, asset life cover ratio of not less than 1.25 to 1.00, a loan life cover ratio equal to or greater than 1.15 to 1.00 and a debt service coverage ratio equal to or greater than 1.10 to 1.00.

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

REVOLVING LINE OF CREDIT WITH TEXAS CAPITAL BANK, N.A.

On December 30, 2004, we entered into a five-year $25 million reserve-based borrowing facility with Texas Capital Bank, N.A. in order to finance the development and acquisition of oil and natural-gas interests both domestically and internationally and for working capital purposes. On March 30, 2007, the Texas Capital facility was retired and all amounts due were paid. The facility bore interest at a rate of prime less 0.5% and was collateralized by our domestic working interests. The borrowers under this facility were two of our domestic subsidiaries, and the parent entity guaranteed the obligations. The Texas Capital facility required monthly interest payments until January 1, 2009 at which time all unpaid principal and interest were due. The Texas Capital facility contained various affirmative and negative covenants. These covenants, among other things, limited additional indebtedness, the sale of assets, change of control and management and required us to meet certain financial requirements. Specifically, we had to maintain a current ratio of 1.25 to 1.00 (exclusive of amounts due under revolving credit arrangements) and an interest coverage ratio of not less than 3.00 to 1.00.

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — ASSET RETIREMENT OBLIGATIONS

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

The following table summarizes the changes in our asset retirement liability during the quarters ended March 31, 2007 and 2006:

	2007	2006

Asset retirement obligation January 1	$5,125	$3,630
Asset retirement accretion expense	73	50
Foreign currency exchange loss	38	48
Property additions	101	11
Property dispositions	(16)	—

Asset retirement obligation at March 31	$5,321	$3,739

NOTE 7 — GEOGRAPHIC OPERATING SEGMENT INFORMATION

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

	Three Months Ended March 31, 2007(2)
	United
	States	France	Turkey	Romania	Hungary	Total

Revenues	$1,334	$5,130	$810	$876	$—	$8,150
Costs and expenses	6,293	4,338	1,137	6,430	3,010	21,208

Operating income (loss)	$(4,959)	$792	$(327)	$(5,554)	$(3,010)	$(13,058)

	Three Months Ended March 31, 2006
	United
	States	France	Turkey	Romania	Hungary	Total

Revenues	$1,630	$7,289	$850	$—	$—	$9,769
Costs and expenses	3,193	3,122	90	—	422	6,827

Operating income (loss)	$(1,563)	$4,167	$760	$—	$(422)	$2,942

	Total Assets(1)
	United
	States	France	Turkey	Romania	Hungary	Total

March 31, 2007	$25,099	$90,945	$209,203	$23,161	$37,385	$385,793

December 31, 2006	$24,529	$91,342	$162,013	$23,739	$15,581	$317,204

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Each segment’s total assets reflect the effect of intersegment eliminations.

(2)	For the three months ended March 31, 2007, we recorded dry hole expense of $8.2 million, which included one dry hole in France of $1 million, two dry holes in Romania totaling $4.6 million and two dry holes in Hungary totaling $2.6 million.

NOTE 8 — INCOME TAXES

At March 31, 2007, we had recorded an income tax receivable of $1.6 million resulting primarily from an operating loss through March 31, 2007 in our U.S. segment and a tax refund due to the French subsidiary. For the three months ended March 31, 2007 and 2006 we paid income taxes of approximately $379,000 and zero, respectively, related to French taxable income. As of March 31, 2007, our U.S. net operating loss generated a $3.6 million tax benefit which was reduced by a $281,000 foreign tax provision, resulting in an income tax benefit of $3.3 million. Our effective income tax rate differs from the statutory rates applicable to jurisdictions in which we operate due primarily to the establishment of a Hungarian valuation allowance of $485,000 against net operating loss generated during the three months ended March 31, 2007, which was required because we could not be assured of the future utilization of net operating losses of $3 million.

We adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of the adoption we recognized an increase in the liability for unrecognized tax expense of approximately $45,000, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, our unrecognized tax benefits totaled approximately $357,000, the disallowance of which would not materially affect the effective income tax rate. There are no tax positions for which a material change in the unrecognized tax benefit liability is reasonably possible in next 12 months.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within our global operations in income tax expense. In conjunction with the adoption of FIN 48, we recognized approximately $28,000 for the accrual of interest and penalties at January 1, 2007 which is included as a component of $357,000 unrecognized tax benefit noted above. During the three months ended March 31, 2007, we recognized zero in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We file several state and foreign tax returns, many of which remain open for examination for five years.

NOTE 9 — COMMON STOCK

On March 23, 2007, we closed a $45 million private placement of equity. In the transaction, we issued an aggregate of 2,710,843 shares of common stock to six institutional investors, providing us with $45 million of gross proceeds at Closing. We also granted the investors warrants to purchase an additional $8.1 million aggregate amount of common stock within the next 30-day period. On April 23, 2007, two of the institutional investors exercised their warrants for an aggregate of 326,104 additional shares of common stock, providing us with approximately $5.4 million of gross proceeds. The net proceeds from the private placement totaled approximately $48 million and are being used to help fund our 2007 exploration and development activities.

In connection with the private placement, we entered into a Registration Rights Agreement with the investors. The Registration Rights Agreement provides that we will file a registration statement with the Securities and Exchange Commission covering the resale of the common stock within 60 days after the closing date. If the registration statement is not filed with the Securities and Exchange Commission within such time, we must pay 1.0% of the aggregate purchase price, an additional 1.0% on the one month anniversary of the 60th day after closing if the registration statement has not been filed by such date and an additional 2.0% of the aggregate purchase price

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for each 30 day period after the one month anniversary if the registration statement is not filed by such date. We filed the registration statement with the Securities and Exchange Commission on May 8, 2007. If the registration statement is not declared effective by the Securities and Exchange Commission within 150 days after the closing date, we must pay 1.0% of the aggregate purchase price, an additional 1.0% on the one month anniversary of the 150th day after the closing if the registration statement has not been declared effective by the Securities and Exchange Commission by such date and an additional 2.0% of the aggregate purchase price for each 30 day period after the one month anniversary if the registration statement is not declared effective by such date. If the registration statement is declared effective by the Securities and Exchange Commission and after such effectiveness, subject to certain exceptions, sales cannot be made pursuant to the registration statement, we must pay 1.0% of the aggregate purchase price on the date sales cannot be made pursuant to the registration statement, an additional 1% on the one month anniversary of the date sales are not permitted under the registration statement if sales are not permitted under the registration statement by such date and an additional 2.0% of the aggregate purchase price for each 30 day period after the one month anniversary if sales under the registration statement are not permitted by such date. Any one month or 30 day periods during which we cure the violation will cause the payment for such period to be made on a pro rata basis.

The Company accounts for registration rights agreements containing a contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, in accordance with EITF Issue No. 00-19-2, “Accounting for Registration Payment Arrangements”. Under this approach, the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement shall be recognized and measured separately in accordance with “FAS No. 5, Accounting for Contingencies” and “FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss”.

For the three months ended March 31, 2007, there were 206,700 shares of common stock issued due the exercise of stock options. The Company received $1 million in proceeds from these exercises. The Company also issued 108,395 restricted stock grants to employees and consultants.

NOTE 10 — CAPITALIZED INTEREST

We capitalize interest on major projects that require an extended period of time to complete. Interest capitalized for three months ended March 31, 2007 and 2006 was $1.7 million and $1.6 million, respectively.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

In October 2005, in an incident involving a vessel owned by Micoperi Srl, the Ayazli 2 and Ayazli 3 wells were damaged, and subsequently had to be re-drilled. We and our co-venturers have made a claim in respect of the cost of re-drilling and repeating flow-testing. The amount claimed is presently approximately $10.8 million before interest, subject to adjustment when the actual cost of flow-testing the re-drilled wells is known. In addition, we and our co-venturers have a claim to recover from Micoperi the sum of about $8.7 million paid to Micoperi under the contract between us, our co-venturers and Micoperi. Micoperi has made a cross-claim for approximately $6.8 million in respect of sums allegedly due to Micoperi under the contract between us, the co-venturers and Micoperi. Micoperi has also asserted a claim that the arrests of the vessel “MICOPERI 30” at Palermo, Italy was wrongful and have asserted a claim for damages in respect of such allegedly wrongful arrest. We and our co-ventures have received security from Micoperi by way of a letter of undertaking from its insurers, and have provided security to Micoperi in respect of their cross-claims by way of a bank guarantee of $7.8 million. The claims and cross-claims are subject to the jurisdiction of the English Court; however, neither side has yet commenced any court proceedings. All the amounts stated above are gross and our share would be equal to 36.75%. We have accrued our portion of the unpaid invoices and are accounting for the potential receivable from Micoperi as a gain contingency. Accordingly, the potential gain has not been recorded.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position.

NOTE 12 — SUBSEQUENT EVENTS

On April 13, 2007, we sold our 32.225% interest in EnergyNet for $2 million. $1 million of the proceeds was received at closing and the additional $1 million is expected to be received by June 30, 2007. The carrying value of the investment at March 31, 2007 was $951,448, which results in a gain on the sale of approximately $1 million.

On May 2, 2007, we sold our 38.4% interest in ePsolutions for $4 million and we are converting $500,000 of the proceeds into ePsolutions convertible preferred stock. The carrying value of the investment at March 31, 2007 was $1.5 million, which results in a gain on the sale of approximately $2.5 million.

In April 2007, we drilled an exploration well on the Aufferville Permit in France, the Ichy #1D. The well did not encounter commercial hydrocarbons and was declared a dry hole. The estimated cost to drill the well was $2 million, which will be written off to dry hole cost in the second quarter.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2006.

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

EXECUTIVE OVERVIEW

We are an independent international energy company engaged in oil and natural gas exploration, development, production, and leasing and acquisition activities. Our strategy is to increase our oil and natural gas reserves through a balanced combination of exploratory drilling, development and exploration projects and acquisitions. We primarily focus on international exploration activities in countries where we can establish large acreage positions. We also focus on prospects where we do not have to compete directly with major integrated or large independent oil and natural gas producers and where expensive geophysical data is available. Our international operations are located in European Union or European Union candidate countries that we believe have stable governments, have attractive fiscal policies and are net-importers of oil and natural gas.

We currently hold interests in permits granting us the right to explore and develop oil and natural gas properties in onshore and offshore Turkey and onshore Hungary, Romania and France. We also own various working-interest properties primarily in Texas, Kansas, New Mexico, Louisiana and Oklahoma.

The Company’s operating highlights for the three months ended March 31, 2007, included the following:

•	Test flow rates from the Akcakoca — 3 and 4 yielded rates of 38.5 MMCFD and 27.5 MMCFD, respectively;

•	Installation of the topsides on the Akkaya and Dogu Ayazli tripods and the tie-in into the offshore platform occurred;

•	First gas from the Akkaya platform flowed to the onshore production facility;

•	Successful testing of the Alapli #1 well in South Akcakoca Sub-basin, offshore Turkey, which tested at a rate of 7MMCFD;

•	We are currently drilling an exploratory well in Romania and the results should be available in the mid to late second quarter of 2007;

•	For the three months ended March 31, 2007, we drilled two dry holes in Romania, two in Hungary and one in France which resulted in an expense of $8.2 million and had a significant impact on income from operations and income available to common shares;

•	In April 2007 we drilled an additional dry hole in France on the Aufferville Permit and which will result in a charge to dry hole expense in the second quarter of 2007 of approximately $2 million; and

•	On May 7, 2007, we announced the resignation of Mr. Douglas Weir as Chief Financial Officer of the Company to pursue other interests effective June 1, 2007.

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with Note 5 to Notes to Consolidated Financial Statements included in this filing.

Liquidity

As of March 31, 2007, we had cash and cash equivalents and restricted cash of $43.9 million, a current ratio of approximately 1.38 to 1 and a debt (long-term debt and Convertible Senior Notes) to equity ratio of .64 to 1. For the three months ended March 31, 2007, we had an operating loss of $13.1 million and capital expenditures were $22 million. The restricted cash relates to a letter of credit for a Turkish pipeline and a letter of credit relating to the dispute with Micoperi regarding the October 2005 well issues in the Black Sea.

On March 23, 2007, we closed a $45 million private placement of equity. In the transaction, we issued an aggregate of 2,710,843 shares of common stock to six institutional investors, providing us with $45 million of gross proceeds at Closing. We also granted the investors warrants to purchase an additional $8.1 million aggregate amount of common stock within the next 30-day period. On April 23, 2007, two of the institutional investors exercised their warrants for an aggregate of 326,104 additional shares of common stock, providing us with approximately $5.4 million of gross proceeds. The net proceeds from the private placement totaled approximately $48 million and are being used to help fund our 2007 exploration and development activities.

In connection with the private placement, we entered into a Registration Rights Agreement with the investors. The Registration Rights Agreement provides that we will file a registration statement with the Securities and Exchange Commission covering the resale of the common stock within 60 days after the closing date. If the registration statement is not filed with the Securities and Exchange Commission within such time, we must pay 1.0% of the aggregate purchase price, an additional 1.0% on the one month anniversary of the 60th day after closing if the registration statement has not been filed by such date and an additional 2.0% of the aggregate purchase price for each 30 day period after the one month anniversary if the registration statement is not filed by such date. We filed the registration statement with the Securities and Exchange Commission on May 8, 2007. If the registration statement is not declared effective by the Securities and Exchange Commission within 150 days after the closing date, we must pay 1.0% of the aggregate purchase price, an additional 1.0% on the one month anniversary of the 150th day after the closing if the registration statement has not been declared effective by the Securities and Exchange Commission by such date and an additional 2.0% of the aggregate purchase price for each 30 day period after the one month anniversary if the registration statement is not declared effective by such date. If the registration statement is declared effective by the Securities and Exchange Commission and after such effectiveness, subject to certain exceptions, sales cannot be made pursuant to the registration statement, we must pay 1.0% of the aggregate purchase price on the date sales cannot be made pursuant to the registration statement, an additional 1% on the one month anniversary of the date sales are not permitted under the registration statement if sales are not permitted under the registration statement by such date and an additional 2.0% of the aggregate purchase price for each 30 day period after the one month anniversary if sales under the registration statement are not permitted by such date. Any one month or 30 day periods during which we cure the violation will cause the payment for such period to be made on a pro rata basis.

Our capital expenditure budget for 2007 is $81.5 million. To date, we have raised $75.4 million towards this funding through funds that have been received from our new credit facilities with the International Finance Corporation and funds received from the March 23, 2007 and April 23, 2007, private placements of equity. Additional funding has been and will be obtained from cash flow from our existing properties, including our Black Sea properties that are anticipated to commence production in the second quarter 2007 and future potential financing sources, including the public or private issuance of debt or equity. Based on these sources, we believe we will have sufficient liquidity to fund our exploration project for the remainder of 2007 and to fund our cash needs.

Senior Debt

On December 23, 2004, we entered into a five-year $15 million reserve-based borrowing facility with a French lender to finance the development of our existing French fields, acquisitions of new fields, general working capital and other corporate purposes. On March 2, 2007, the $15 million facility was retired and all amounts due were paid. See Note 5 to the Notes to the Consolidated Financial Statements.

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

On December 30, 2004, we entered into a five-year $25 million reserve-based borrowing facility with Texas Capital Bank, N.A. in order to finance the development and acquisition of oil and natural-gas interests both domestically and internationally and for working capital purposes. On March 30, 2007, the Texas Capital facility was retired and all amounts due were paid. See Note 5 to the Notes to the Consolidated Financial Statements.

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

New Secured Revolving Facility

On December 28, 2006, we entered into a loan and guarantee agreement with International Finance Corporation. The loan and guarantee agreement provides for a $25 million facility which is a secured revolving facility with a current maximum facility amount of $25 million which will increase to $40 million when the projected total borrowing base amount exceeds $50 million. The $25 million facility was funded on March 2, 2007. The total proceeds received on March 2, 2007 were approximately $25 million, of which $16.5 million was used to retire the outstanding balance on the $15 million reserve-based facility with a French bank and the $25 million reserve-based facility with Texas Capital Bank, N. A. and the remaining $8.5 million of funds will be used to finance our capital expenditures in Turkey and Romania. The loan and guarantee agreement also provides for an unsecured $10 million facility which was funded on December 28, 2006. As of March 31, 2007, all amounts available under the new secured revolving facility have been funded.

Interest accrues on any loans under the $25 million facility at a rate of 2% over the six month LIBOR rate. Interest accrued on the $10 million facility at a rate of 1.5% over the six month LIBOR rate until the $25 million facility funded on March 2, 2007 after which the rate for the $10 million facility was lowered to 0.5% over the six month LIBOR rate. As of March 31, 2007, the interest rate on the $10 million facility was 5.861% and the interest rate on the $25 million facility was 7.349%. Interest is to be paid on each June 15 and December 15.

On December 31, 2011, the maximum amount available under the $25 million facility (which may increase to $40 million) begins to decrease by $5 million every six months from $40 million (assuming the projected borrowing base amount exceeds $50 million) until the final portion of the facility is due on December 15, 2014. On December 15, 2014, $5 million of the $10 million facility is to be repaid with the remaining $5 million being due on June 15, 2015.

We are to meet the following ratios on a consolidated basis: (i) the life of loan coverage ratio of not less than: (a) 1.2:1.0 in 2006 and 2007; (b) 1.3:1.0 in 2008; and (c) 1.4:1.0 in 2009 and each subsequent year thereafter; (ii) reserve tail ratio of not less than 25%; (iii) adjusted financed debt to EBITDA ratio of not more than 3.0:1.0; (iv) liabilities to tangible net worth ratio of not more than 60:40; and (v) interest coverage ratio of not less than 3.0:1.0. We were not in compliance with the adjusted financed debt to EBITDA ratio and the interest coverage ratio at March 31, 2007. We have obtained waivers from the International Finance Corporation for the non compliance for the period ended March 31, 2007 and covenants requirements were replaced with the adjusted financial debt to EBITDAX ratio of not being more than 3.0:1.0 and the adjusted EBITDAX to net interest expense ratio not being more than 3.0:1.0 through July 2, 2008. We are in compliance with the revised ratios.

We are subject to certain negative covenants, including, but not limited to, the following: (i) except as required by law or to pay the dividends on the Series A-1 Convertible Preferred Stock, paying dividends; (ii) subject to certain exceptions, incurring debt, making guarantees or creating or permitting to exist any liens, (iii) subject to certain exceptions, making or permitting to exist loans or advances to, or deposits, with other persons or investments in any person or enterprise; (iv) subject to certain exceptions, selling, transferring, leasing or otherwise disposing of all or a material part of our borrowing base assets; and (v) subject to certain exceptions, undertaking or permitting any merger, spin-off, consolidation or reorganization.

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

The Convertible Senior Notes bear interest at a rate of 5% per annum and can be converted into common stock at an initial conversion rate of 23.3596 shares of common stock per $1,000 principal amount of Convertible Senior Notes, subject to adjustment (equivalent to a conversion price of approximately $42.81 per share). We may redeem the Convertible Senior Notes, in whole or in part, on or after October 6, 2008, and prior to October 1, 2010, for cash at a redemption price equal to 100% of the principal amount of Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest, if the closing price of our common stock exceeds 130% of the conversion price over a specified period. On or after October 1, 2010, we may redeem the Convertible Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest, irrespective of the price of our common stock. Holders may convert their Convertible Senior Notes at any time prior to the close of business on the business day immediately preceding their stated maturity, and holders may, upon the occurrence of certain fundamental changes, and on October 1, 2010, October 1, 2015, and October 1, 2020, require us to repurchase all or a portion of their Convertible Senior Notes for cash in an amount equal to 100% of the principal amount of such Convertible Senior Notes, plus any accrued and unpaid interest.

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

The registration rights agreement covering the Convertible Senior Notes provides for a penalty if the registration statement is filed and declared effective but thereafter ceases to be effective (a “Suspension Period”) for an aggregate of forty-five (45) days in any three month period or ninety (90) days in any twelve month period (an “Event Date”). Such penalty calls for an additional 0.25% per annum in interest expense on the aggregate principal amount of the Convertible Senior Notes for the first ninety (90) days following an Event Date and an additional 0.50% per annum in interest expense on the aggregate principal amount of the Convertible Senior Notes thereafter, until such Suspension Period ends upon the registration statement again becoming effective. Because we did not file our Quarterly Report on Form 10-Q for the nine month period ended September 30, 2006 in a timely manner, the registration statement for the Convertible Senior Notes became ineffective and we entered a Suspension Period on November 15, 2006. Such Suspension Period ended on January 23, 2007 when we provided notice that the Form 10-Q had been filed and the Suspension Period was no longer in effect. Because the Suspension Period exceeded forty-five (45) days in any three month period, we paid approximately $14,375 in additional interest expense. When we filed our Form 10-K for the year ended December 31, 2006, on March 16, 2007, we again entered a Suspension Period until we file and have declared effective an amendment to our registration statement on Form S-1. Because of the previous Suspension Period, we exceeded the ninety (90) days in any twelve month period on the twenty- first (21st) day following the filing of our Form 10-K and again began to accrue additional interest as described above until we file and have declared effective an amendment to our registration statement on Form S-1.

Preferred Stock

As of March 31, 2007, there were 72,000 shares of Series A-1 Convertible Preferred Stock outstanding. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 450,000 Toreador common shares). The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter.

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

Dividends on our Series A-1 Convertible Preferred Stock are paid quarterly. For the three months ended March 31, 2007 and 2006 dividends totaled $41,000 and $41,000, respectively.

The loan and guarantee agreement with the International Finance Corporation prohibits us from paying dividends except as required by law or to pay the dividends on the Series A-1 Convertible Preferred Stock.

Contractual Obligations

The following table sets forth our contractual obligations in thousands at March 31, 2007 for the periods shown:

		Less Than	One to	Four to	More Than
	Total	One Year	Three Years	Five Years	Five Years

Long-term debt	$121,250	$—	$—	$5,000	$116,250
Lease commitments	1,516	502	365	264	385

Total contractual obligations	$122,766	$502	$365	$5,264	$116,635

Contractual obligations for long-term debt above do not include amounts for interest payments. We believe that sufficient funds will be available from operating cashflow, cash on hand, our current facilities, other facilities that we may enter into, any further public or private issuance of debt or equity securities, and the possible sale of properties to meet anticipated capital budget requirements and fund potential acquisitions through March 31, 2008

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the

United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in Form 10-K for the year ended December 31, 2006. We have identified below policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates on a periodic basis and base our estimates on experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Reserve Estimates

Proved reserves are estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods as well as oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery after testing by a pilot project or after the operation of an installed program has been confirmed through production response that increased recovery will be achieved. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage is limited (i) to those drilling units offsetting productive units that are reasonably certain of production when drilled and (ii) to other undrilled units where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. We emphasize that the volume of reserves are estimates that by their nature are subject to revision. The estimates are made using geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data. We had a downward reserve revision of 9% for the year ended December 31, 2006 and 2.4% for the year ended December 31, 2005. These reserve revisions resulted primarily from a decline in performance from a variety of sources such as an addition to or a reduction in recoveries below or above previously established lowest known hydrocarbon levels, improved or a decline in drainage from natural drive mechanisms, and the realization of improved or declined drainage areas. If the estimates of proved reserves were to decline, the rate at which we record depletion expense would increase.

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

Future Development and Abandonment Costs

Future development costs include costs to be incurred to obtain access to proved reserves, including drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production equipment, gathering systems, wells and related structures and restoration costs of land. We develop estimates of these costs for each of our properties based upon the type of production structure, depth of water, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology, the ultimate settlement amount, inflation factors, credit adjusted discount rates, timing of settlement and changes in the political, legal, environmental and regulatory environment. We review our assumptions and estimates of future abandonment costs on an annual basis. SFAS 143 “Accounting for Asset Retirement Obligations” requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2007 and 2006

The following tables present production and average unit prices for the geographic segments indicated:

	For the Three Months Ended March 31,
	2007	2006

Production:
Oil (MBbls):
United States	11	14
France	99	125
Turkey	17	17
Romania	3	—

Total	130	156

Gas (MMcf):
United States	105	118
France	—	—
Turkey	—	—
Romania	174	—

Total	279	118

MBOE:
United States	29	34
France	99	125
Turkey	17	17
Romania	32	—

Total	177	176

Average Price:
Oil ($/Bbl):
United States	$53.03	$56.96
France	51.99	58.23
Turkey	47.79	51.62
Romania	50.01	—

Total	$51.48	$57.42

Gas ($/Mcf):
United States	$6.08	$6.12
France	—	—
Turkey	—	—
Romania	4.12	—

Total	$4.86	$6.12

$/ BOE:
United States	$42.97	$45.29
France	51.99	58.23
Turkey	47.79	51.62
Romania	27.25	—

Total	$45.61	$55.11

Revenue

Oil and natural gas sales

Oil and natural gas sales for the three months ended March 31, 2007 were $8.2 million, as compared to $9.8 million for the comparable period in 2006. This decrease is primarily due to a $9.50 BOE price decrease that resulted in a $1.6 million decrease in revenue and an increase in production of 1MBOE, which resulted in an immaterial increase in revenue.

The above table compares both volumes and prices received for oil and natural gas for the three months ended March 31, 2007 and 2006. Oil and natural gas prices are and will continue to be extremely volatile and a significant change will have a material impact on our revenue.

We had no gain or loss on commodity derivatives in the three months ended March 31, 2007 or 2006. We were not party to any hedging contracts as of March 31, 2007.

Costs and expenses

Lease operating

Lease operating expense was $2.9 million, or $16.23 per BOE produced for the quarter ended March 31, 2007, as compared to $2.4 million, or $13.83 per BOE produced for the comparable period in 2006. The $500,000 increase is primarily due to additional operating expense incurred on our older wells and increased operating cost in Romania due to workovers performed on exiting wells.

Exploration expense

Exploration expense for the first quarter of 2007 was $2.1 million, as compared to $1.1 million in the first quarter of 2006. This increase is due primarily to an increase in our exploration staff to support our growing exploration program and geological and geophysical reviews of our exploratory drilling program for 2007.

Depreciation, depletion and amortization

First quarter 2007 depreciation, depletion and amortization expense was $2.3 million or $13.07 per BOE produced, as compared to $1.3 million, or $7.39 per BOE produced for the first quarter of 2006. This increase is primarily due the start of production in Romania in August 2006 and downward revision of proved reserves in the United States and France of approximately 1.1 MBOE of proved reserves.

Dry hole expense

For three months ended March 31, 2007, we recorded dry hole expense of $8.2 million, which included one dry hole in France of $1 million, two dry holes in Romania totaling $4.6 million and two dry holes in Hungary totaling $2.6 million.

General and administrative

General and administrative expense, not including stock compensation expense and amounts due the former President and CEO, was $3.3 million, for the first quarter of 2007 compared with $2.1 million for the first quarter of 2006. The increase is primarily due to increased costs of restating the financial statements for the years ended December 31, 2003, 2004 and 2005 and the quarters ended March 31, 2006 and June 30, 2006 and the 2006 audit of approximately $702,000, increased personnel costs of $87,000 and increased Board of Director fees and expenses of $94,000 due to increasing the size of the Board and additional meetings held in January 2007 due the restatement of the financial statements for the years ended December 31, 2003, 2004 and 2005.

Stock compensation expense

Stock compensation expense was $905,700, for the first quarter of 2007 compared with $408,500 for the first quarter of 2006. This increase is due to new grants that were granted by the Compensation Committee to employees, non employee Directors and consultants during the last three quarters of 2006.

Cost incurred related to the resignation of former President and Chief Executive Officer

In January 2007, Mr. G. Thomas Graves III resigned as President and Chief Executive Officer. The Separation Agreement between Mr. Graves and the Company called for the immediate vesting of all restricted stock grants which resulted in an expense of $1.1 million and two years of salary and one year of bonus of $1.1 million.

Foreign currency exchange gain (loss)

We recorded a gain on foreign currency exchange of $988,000 for the first quarter of 2007 compared with $264,000 for the first quarter of 2006. This increase is primarily due to the strengthening of the U.S. Dollar as compared to the Turkish Lira.

Interest and other income

Interest and other income was $513,000 in the first quarter of 2007 as compared with $927,000 in the comparable period of 2006. The decrease is primarily due to the decrease in cash at March 31, 2007 when compared to the cash balance at March 31, 2006. Interest capitalized for three months ended March 31, 2007 and March 31, 2006 was $1.7 million and $1 million, respectively on major projects that require an extended period of time to complete.

Interest expense

Interest expense was $595,000 for the three months ended March 31, 2007, as compared to $278,000 for the comparable period of 2006. The increase interest expense is primarily due expensing the deferred loan fees on the $15 million facility and the Texas Capital Bank facility since both facilities were paid off in the first quarter of 2007.

Other comprehensive income

The most significant element of comprehensive income, other than net income, is foreign currency translation. For the three months ended March 31, 2007, we had accumulated an unrealized income of $4.2 million, as compared to an unrealized loss of $125,000 for the comparable period in 2006. The primary reason for increase is due to the strength of the United States Dollar compared to the Turkish Lira in the first quarter of 2007. The functional currency of our operations in France is the Euro and in Romania, Turkey and Hungary the functional currency is the United States Dollar.

	March 31,
	2007	2006

Euro	$1.3318	$1.2104

New Turkish Lira	$0.7216	$0.7415

Romanian Lei	$0.3970	$0.3441

Hungarian Forint	$0.0054	$0.0046

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the three months ended March 31, 2007. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s 2006 Annual Report on Form 10-K

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives because the material weaknesses described below had not been remediated by March 31, 2007.

The following material weaknesses are the basis for our conclusion at March 31, 2007:

•	We did not maintain an effective control environment and our financial and accounting organization was not adequate to support our financial reporting requirements. The involvement of corporate personnel in the reporting of foreign transactions and operations was not sufficient to accurately capture and record such activity and we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles consistent with the level and complexity of our operations. We also did not have an adequate review and approval process for recorded journal entries and changes made to the general ledger.

•	Our accounting and financial reporting systems and procedures were not sufficiently designed to ensure consistent and complete application of our accounting policies and to prepare financial statements in accordance with generally accepted accounting principles. This includes not only the sufficiency of our review of sensitive calculations, reconciliations and spreadsheets but also the preparation and processing of financial accounting information.

Changes in Internal Control over Financial Reporting

In the quarter ended March 31, 2007, we began improving the computerized integrated financial reporting system in order to automate the manual processes that are causing errors in spreadsheets which has materially affected or is reasonably likely to materially affect our internal control over financial reporting:

In the quarter ended March 31, 2007, management began reviewing additional solutions to eliminate the weakness of not having adequate review and approval process for recording journal entries, changes made to the general ledger and review of sensitive calculations, reconciliations and spreadsheets. Management is in the process of making the following changes to its system of internal controls which should remediate the internal control weaknesses:

•	Since the end of the quarter ended March 31, 2007, we have hired an experienced oil and gas accountant to allow for improved segregation of duties and a more thorough review, by senior financial officers, of the financial statements and underlying supporting documentation;

•	We are providing additional training to our accounting staff and acquiring other accounting resources to improve our ability to report our financial statements in accordance with generally accepted accounting principles; and

•	We are formally documenting our accounting policies and procedures.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities in the quarter ended March 31, 2007 that have not been reported in Current Reports on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

See Note 5 and “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” regarding the default under the Convertible Senior Notes.

ITEM 6 — EXHIBITS

Exhibit
Number	Description	Incorporation by Reference

4.1	Registration Rights Agreement dated March 21, 2007 by and among Toreador Resources Corporation and the Buyers listed therein.	Previously filed as Exhibit 4.1 to Toreador Resources Corporation Current Report on Form 8-K filed on March 22, 2007, File No. 0-2571, and incorporated herein by reference.
4.2	Warrant issued to Capital Ventures International LP dated March 23, 2007.	Previously filed as Exhibit 4.1 to Toreador Resources Corporation Current Report on Form 8-K filed on March 26, 2007, File No. 0-2571, and incorporated herein by reference.
4.3	Warrant issued to Goldman Sachs & Co. dated March 23, 2007.	Previously filed as Exhibit 4.2 to Toreador Resources Corporation Current Report on Form 8-K filed on March 26, 2007, File No. 0-2571, and incorporated herein by reference.
4.4	Warrant issued to SF Capital Partners Ltd. dated March 23, 2007.	Previously filed as Exhibit 4.3 to Toreador Resources Corporation Current Report on Form 8-K filed on March 26, 2007, File No. 0-2571, and incorporated herein by reference.
4.5	Warrant issued to Old Lane Cayman Master Fund, LP dated March 23, 2007.	Previously filed as Exhibit 4.4 to Toreador Resources Corporation Current Report on Form 8-K filed on March 26, 2007, File No. 0-2571, and incorporated herein by reference.
4.6	Warrant issued to Old Lane HMA Master Fund, LP dated March 23, 2007.	Previously filed as Exhibit 4.5 to Toreador Resources Corporation Current Report on Form 8-K filed on March 26, 2007, File No. 0-2571, and incorporated herein by reference.

Exhibit
Number		Description	Incorporation by Reference

4.7		Warrant issued to Old Lane US Master Fund, LP dated March 23, 2007.	Previously filed as Exhibit 4.6 to Toreador Resources Corporation Current Report on Form 8-K filed on March 26, 2007, File No. 0-2571, and incorporated herein by reference.
10.1		Summary Sheet: 2007 Director Compensation	Previously filed as Exhibit 10.21 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2006, File No. 0-2517, and incorporated herein by reference.
10.2		Letter Agreement by and between Toreador Resources Corporation and G. Thomas Graves III, dated January 25, 2007.	Previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2007, File No. 0-2517, and incorporated herein by reference..
10.3		Summary Sheet: 2007 Nigel Lovett’s Annual Base Salary.	Previously filed as Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2007, File No. 0-2517, and incorporated herein by reference.
10.4		Summary Sheet: 2007 Executive Officer Base Salaries.	Previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2007, File No. 0-2517, and incorporated herein by reference.
10.5		G. Thomas Graves III Stock Award Agreement dated January 25, 2007.	Previously filed as Exhibit 10.31 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2006, File No. 0-2517, and incorporated herein by reference.
10.6		Summary Sheet: 2007 Short-Term Incentive Compensation Plan.	Previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2007, File No. 0-2517, and incorporated herein by reference.
10.7	*	Employment Agreement of Nigel Lovett dated March 14, 2007.	Previously filed as Exhibit 10.33 to Toreador Resources Corporation Registration Statement on Form S-3 (SEC No. 333-142731) on May 8, 2007 and incorporated herein by reference.
10.8	*	Employment Agreement of Michael FitzGerald dated March 14, 2007.	Previously filed as Exhibit 10.35 to Toreador Resources Corporation Registration Statement on Form S-3 (SEC No. 333-142731) on May 8, 2007 and incorporated herein by reference.
10.9	*	Employment Agreement of Douglas Weir dated March 14, 2007.	Previously filed as Exhibit 10.34 to Toreador Resources Corporation Registration Statement on Form S-3 (SEC No. 333-142731) on May 8, 2007 and incorporated herein by reference.
10.10	*	Employment Agreement of Edward Ramirez dated March 14, 2007.	Previously filed as Exhibit 10.36 to Toreador Resources Corporation Registration Statement on Form S-3 (SEC No. 333-142731) on May 8, 2007 and incorporated herein by reference.

Exhibit
Number		Description	Incorporation by Reference

10.11	*	Employment Agreement of Charles Campise dated March 14, 2007.	Previously filed as Exhibit 10.37 to Toreador Resources Corporation Registration Statement on Form S-3 (SEC No. 333-142731) on May 8, 2007 and incorporated herein by reference.
10.12	*	Edward Ramirez Change in Control Agreement dated November 7, 2006.	Previously filed as Exhibit 10.38 to Toreador Resources Corporation Registration Statement on Form S-3 (SEC No. 333-142731) on May 8, 2007 and incorporated herein by reference.
10.13		Securities Purchase Agreement dated March 21, 2007 by and among Toreador Resources Corporation and the Buyers listed therein.	Previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed on March 22, 2007, File No. 0-2157, and incorporated herein by reference.
10.14		Separation and Mutual Release Agreement by and between G. Thomas Graves III and Toreador Resources Corporation dated April 17, 2007.	Previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed on April 20, 2007, File No. 0-2157, and incorporated herein by reference.
10.15		Form of Amendment to Form of 2005 Outside Director Restricted Stock Award.	Previously filed as Exhibit 10.41 to Toreador Resources Corporation Registration Statement on Form S-3 (SEC No. 333-142731)on May 8, 2007 and incorporated herein by reference.
10.16		Increase in Salaries of Michael FitzGerald and Edward Ramirez effective May 1, 2007.	Previously filed as Exhibit 10.42 to Toreador Resources Corporation Registration Statement on Form S-3 (SEC No. 333-142731)on May 8, 2007 and incorporated herein by reference.
10.17		Security Agreement dated February 21, 2007 (signed by Toreador Resources on February 27, 2007) by and between Toreador Resources Corporation, as Assignor, and International Finance Corporation, as Assignee.	Previously filed as Exhibit 10.43 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2006, File No. 0-2517, and incorporated herein by reference.
10.18		Quota Charge Agreement dated February 28, 2007 by and between Toreador Resources Corporation, as Charger, and International Finance Corporation, as Chargee.	Previously filed as Exhibit 10.44 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2006, File No. 0-2517, and incorporated herein by reference.
31.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
31.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
31.3		Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.1		Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

*	Compensation Agreements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION,
Registrant

/s/  Nigel J. Lovett
Nigel J. Lovett
President and Chief Executive Officer

May 10, 2007

/s/  Douglas W. Weir
Douglas W. Weir
Senior Vice President and Chief Financial Officer

May 10, 2007

/s/  Charles J. Campise
Charles J. Campise
Vice President — Accounting and Chief Accounting
Officer

May 10, 2007