Form 10-K/A
period 2006-12-31
TOREADOR RESOURCES CORP
filed 2007-07-23
CIK 98720

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
     The number of shares outstanding of the registrant’s common stock, par value $.15625, as of July 20, 2007 was 19,387,126 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note about the Report

Page
PART I

Item 1 and 2. Business and Properties	1

Item 1A. Risk Factors	18

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 8. Financial Statements and Supplementary Data	42

Item 9A. Controls and Procedures	42

PART IV

Item 15. Exhibits and Financial Statement Schedules	45

SIGNATURES	45
Legal Opinion of Gunel & Kaya
Consent of Grant Thornton LLP
Consent of LaRoche Petroleum Consultants, Ltd.
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
French Ministry Documentation
Hungarian Mining Law Summary
Portions of Hungarian Mining Act
Portions of Governmental Decree Implementing the Hungarian Mining Act

Explanatory Note about the Report
This Form 10-K/A of Toreador Resources Corporation (“Toreador,” “we,” “us,” “our” or the “Company”) amends and restates only Items 1 and 2 and 1A of Part I, Items 7, 8 and 9A of Part II and Item 15 of Part IV of the 10-K for the year ended December 31, 2006. Items 1 and 2 have been amended and restated to reflect that the name of the exploration block in Hungary on which we have proved reserves is the Tompa exploration block and not the Szolnok exploration block and to reflect additional information regarding title to our properties in Turkey, Hungary and France. Item 1A has been amended and restated to add additional information regarding the risk of our proved reserves being lessened if we cannot extend or convert certain of our foreign permits. Item 7 has been amended and restated (i) to add the section “Revenue Recognition,” to explain that the amount of any gas imbalances resulting from us not recording sales on the entitlement method is insignificant; (ii) to add under “Successful Efforts Method of Accounting” a description of exploratory costs that have been capitalized for a period greater than one year; (iii) to provide additional information under “Reserve Estimates” to set forth the facts and the specific revisions related to such facts that resulted in the upward reserve revision for the year ended December 31, 2004 and the downward reserve revisions for the years ended December 31, 2005 and 2006; and (iv) to explain under “Comparison of Years Ended December 31, 2006 and 2005 — Discontinued Operations” the reasons we received certain revenues and incurred certain expenses after the effective date of the asset sale described therein. Item 8 has been amended and restated to correct certain Edgar transmission errors that occurred in the financial statements regarding 2004 Net cash provided by (used in) financing activities in the Consolidated Statements of Cash Flows and 2005 Gross Deferred Tax Liabilities in Note 10 — Income Taxes. Item 9A has been amended and restated to correct certain cross-references and reflect the examination of the disclosure controls and procedures and internal control over financial reporting as of December 31, 2006 by our Chief Executive Officer and our Vice President — Finance and Accounting and Chief Accounting Officer who is now our principal financial officer since the departure of our Chief Financial Officer effective June 1, 2007. Except for the foregoing amended information, this Form 10-K/A continues to describe the conditions as of the date of the original Form 10-K for the year ended December 31, 2006, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. In addition, the filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement made therein not misleading. This Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendment to those filings. In addition, pursuant to the rules of the Securities and Exchange Commission, Exhibit 31.1, 31.2, 31.3 and 32.1 of the original Form 10-K have been amended and new Exhibits 31.1, 31.2 and 32.1 are filed herewith to contain currently dated certifications from our Chief Executive Officer and our Vice President — Finance & Accounting and Chief Accounting Officer.
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
     Onshore exploration permits are granted for four-year terms and may be extended for two additional two-year terms, and offshore exploration permits are granted for six-year terms and may be extended for two additional three-year terms, provided that drilling obligations stipulated under Turkish law are satisfied. Under Turkish law, exploitation permits are generally granted for a period of 20 years and may be renewed upon application for two additional 10-year periods. If an exploration permit is extended for development as an exploitation permit, the period of the exploration permit is counted toward the 20-year exploitation permit. In the opinion of Toreador’s Turkish counsel, Gunel & Kaya, a holder of an exploration permit that has had a discovery made on such exploration permit area and who applies for an exploitation permit in accordance with Turkish petroleum law shall be granted an exploitation permit for any area or areas covered by the exploration permit upto one-half of the exploration permit area. Therefore, in the opinion of Gunel & Kaya, upon application for an exploitation permit, the exploration permit covering the area of the South Akcakoca Sub-Basin in which the gas discovery was made will be converted into an exploitation permit with an initial period of 20 years.
     In addition, the Zeynel and Cendere exploitation permits are in their initial 20 year period and are eligible for renewal for up to two periods of 10 years each. In the opinion of Gunel & Kaya, renewal applications for exploitation permits will be granted to those holders who have production of economical quantities of petroleum and comply fully with the obligations under the Turkish petroleum law. There is a long and clear track record of extending exploitation permits as since 1998, there have been at least 48 renewals of exploitation permits, with a majority of those renewals occurring since 2001, and as of July 9, 2007, an application for renewal of an exploitation permit has never been denied and at least 69 conversions of exploration permits to exploitation permits have been granted and as of July 9, 2007, an application for conversion of an exploration permit to an exploitation permit has never been denied. However, there can be no assurance that our exploration permit will be converted into an exploitation permit or that our exploitation permits will be renewed.
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
     Hungary
     We have two exploration permits that expire in March 2009. In 2006, we re-completed one well that was drilled by the previous operator on the Tompa exploration permit. We are currently in the process of connecting the well to the sales pipeline.
     Under Hungarian mining law, if we provide the Hungarian mining authority with a closing report accounting for the results of our exploration on the Tompa exploration permit area and such closing report is approved, for one year after March 2009, we will have the exclusive right to apply for a mining plot designation. If upon timely application for a mining plot designation, we met the requirements of Hungarian mining law for a mining plot designation, the Hungarian mining authority must grant us the mining plot. We anticipate applying for a mining plot covering the relevant area within the Tompa exploration permit within the one year exclusivity period beginning in March 2009 and providing the Hungarian mining authority with the required information to obtain the mining plot designation for the relevant area.
     There is a long and clear track record of exploration permits being converted into mining plot designations. Based on research on the MBFH (Hungarian Office of Mining and Geology) website, since 1991 when MOL (MOL Hungarian Oil and Gas Public Limited Company), formerly the Hungarian state oil company, became a private company, there have been at least 72 mining plots granted. Based on conversations with representatives of the MBFH (Hungarian Office of Mining and Geology), since 1991 when MOL became a private company, there have not been any mining plot applications denied. However, there can be no assurance that we will be able to convert our exploration permit into a mining plot designation.
     Our Hungarian proved reserves are:

At December 31, 2006
	Permit			Post-Expiration Proved		Percent of Proved
	Expiration	Total Proved Reserves		Reserves		Reserves
Property	Year	(MBbl)	(MMCF)	(MBbl)	(MMCF)	Post-Expiration
Tompa	2009	1	950	—	542	57.05%

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
     France
     We hold three French exploration permits: Aufferville, Nemours and Courtenay. No proved reserves have been established in these permits. The Courtenay, Aufferville and Nemours permits expire in 2007, however due to drilling that has been completed or is planned for 2007 we anticipate that we will fulfill our minimum work commitment and anticipate that the permits will automatically be extended for a period of three to four years. The French exploration permits have minimum financial requirements that we expect to meet during their terms. If such obligations are not met, the permits could be subject to forfeiture.
     Under French mining law, exploitation permits can be extended by successive prolongations, with each prolongation not to exceed 25 years and such extensions are not subject to competitive bidding or public inquiry. Although the French government has no obligation to renew exploitation permits, based on conversations with the French mining authority, we believe it will renew such exploitation permits so long as we, the permit holder, demonstrate financial and technical capabilities and establish the studies used in defining the work schedule.
     There is a long and clear track record of extending permits in France. Our subsidiaries have been operating in France since 1993 and have never been denied any exploration or exploitation permit for which they have applied or been denied any extension for which they have applied. Since 2001, our subsidiaries that operate in France have had six permits extended. However, there can be no assurance that we will be able to renew our exploitation permits.
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
     We may not be able to renew our permits or obtain new ones which could reduce our proved reserves.
     We do not hold title to properties in Turkey, Hungary, Romania and France, but have exploration and exploitation permits granted by these countries’ respective governments. Approximately 35% of our proved reserves as of December 31, 2006 are estimated to be recovered after the expiration of the applicable permit. There can be no assurance that we will be able to renew any of these permits when they expire, convert exploration permits into exploitation permits or obtain additional permits in the future. If we cannot review some or all of these permits when they expire or convert exploration permits into exploitation permits, we will not be able to include the proved reserves associated with the permit.
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

PART II
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
     Revenue Recognition
     Our French crude oil production accounts for the majority of our sales. We sell our French crude oil to Elf Antar France S.A. ("ELF"), and recognize the related revenues when the production is delivered to ELF's refinery, typically via truck. At the time of delivery to the plant, title to the crude oil transfers to ELF. The terms of the contract with ELF state that the price received for oil sold will be the arithmetic mean of all average daily quotations of Dated Brent published in Platt's Oil Market Wire for the month of production less a specified differential per barrel. The pricing of oil sales is done on the first day of the month following the month of production. In accordance with the terms of the contract, payment is made within six working days of the date of issue of the invoice. The contract with ELF is automatically extended for a period of one year unless either party cancels it in writing no later than six months prior to the beginning of the next year. We periodically review ELF's payment timing to ensure that receivables from ELF for crude oil sales are collectible. In 2006, 2005 and 2004 sales to ELF represents approximately 67%, 66% and 63%, respectively, of the Company's total revenue and approximately 20% and 23% of the Company's accounts receivable at December 31, 2006 and 2005, respectively.
We recognize oil and natural gas revenue for our remaining production when the quantities are delivered to or collected by the respective purchaser. Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices. Due to our small net revenue interest in most natural gas properties, we record natural gas revenues under the sales method. This method records sales on volumes for which actual payment is received versus payments for which one is entitled to receive. We believe that the amount of any gas imbalances that result from not recording sales on the entitlement method is insignificant. The purchasers of such production have historically made payment for crude oil and natural gas purchases within thirty and sixty days of the end of each production month, respectively. We periodically review the difference between the dates of production and the dates we collect payment for such production to ensure that receivables from those purchasers are collectible. Taxes associated with production are classified as lease operating expense.
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
     As of December 31, 2006, we have approximately $4.4 million of exploratory costs that had been capitalized for one year or less which included one well located in the United States, two wells in Hungary and two wells in Romania. The U.S. well has been completed and is being evaluated further. Currently, approximately $77,000 has been capitalized and if no additional work is done on the well by September 30, 2007, we will expense the well as dry hole cost. During the first quarter 2007, we declared the two Hungarian wells and the two Romanian wells as dry holes and expensed approximately $4.3 million as dry hole cost.
     As of December 31, 2006, we had approximately $856,000 of exploratory costs that had been capitalized for a period greater than one year which included two wells located in the United States. One of the wells was spudded on October 12, 2005 and the drilling rig was released on November 6, 2005 after the successful testing of the well. The closest natural gas pipeline connection was approximately three miles from the well and the operator chose to delay completion of the well until a satisfactory natural gas market could be identified and the well could be completed and tied into a sales line economically. We expect this to occur by year end 2007. The second well was spudded on August 4, 2005 and due to the multiple pay zones encountered in the well, testing continued through the first quarter of 2006. For the remainder of 2006 the operator evaluated the test results to devise a completion procedure that would achieve maximum production from all pay zones for a minimal amount of capital outlay. We anticipate that the well will be transferred from capitalized exploratory cost in 2007.
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
     For the year ended December 31, 2006, we had a downward reserve revision of 9%. This downward revision was due to the following factors: (i) in the Charmottes Field in France, several high volume producing wells experienced rapidly increasing water production which caused performance declines resulting in a downward revision of 921 MBO; (ii) in Romania, two gas wells watered out after producing for short periods of time resulting in a downward revision of 197 MBOE; (iii) in the South Akcakoca Sub-Basin, due to new drilling, a previous geological interpretation was refined resulting in a downward revision of 192 MBOE; (iv) in the United States properties, there was a downward revision of 30 MBO due to minor decreases in reserves across numerous wells and fields with no particular property or field contributing a significant portion of the 30 MBO reduction; and (v) there was a downward revision of 73 MBOE due to a decline in prices. These downward revisions were partially offset by upward revisions of 143 MBOE due to performance revisions over several fields, none of which individually contributed a significant portion of this upward revision.
     For the year ended December 31, 2005, we had a downward reserve revision of 2.4% or 331 MBOE. Overall gas reserves were higher by 107 MBOE and oil reserves were lower by 437 MBO. The overall downward revision of 331 MBOE was primarily due to the decrease of 1,000 MBO in oil reserves in the Neocomian Field in France where new drilling diminished the estimated reserves in several existing proved undeveloped reserves and cause the removal of several proved undeveloped reserve locations which was partially offset primarily by new drilling in the Charmottes Field where a successful horizontal well established additional reserves of 438 MBO in an existing field, increased gas reserves in the United States of 107 MBOE and by an upward revision of 1,000 MBOE due to an increase in prices. With regard to the increase in reserves of 107 MBOE in the United States properties, no particular property contributing a significant portion of the increased reserves.
     For the year ended December 31, 2004, we had an upward reserve revision of 5.0% or 784 MBOE. The upward revision was primarily due to an increase of 1397 MBOE due to price increases which were partially offset by a downward revision due to performance of 613 MBOE. Of the 613 MBOE downward revision, 200 MBOE was in the Cendere Field in Turkey which exhibited accelerated decline rates.
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
The revenue received and the cost incurred after the effective date were due to adjustments made by the operator prior to the effective date of the sale. We do not have any involvement with the properties sold.
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
Item 8. Financial Statements and Supplementary Data
     The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are set forth beginning on page F-1 of this Amended Annual Report on Form 10-K/A and are incorporated herein.
     The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

Item 9A. Controls and Procedures
     Corporate Disclosure Controls
     Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President — Finance & Accounting and Chief Accounting Officer, who is our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Amended Annual Report. Based on that evaluation, our Chief Executive Officer and our Vice President — Finance & Accounting and Chief Accounting Officer concluded that, as a result of the material weaknesses discussed below, our disclosure controls and procedures as of December 31, 2006 were not effective.
     Management’s Annual Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our control environment is the foundation for our system of internal control over financial reporting and is an integral part of our Code of Ethical Conduct and Business Practices which sets the tone of our Company. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President — Finance & Accounting and Chief Accounting Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting in connection with preparation of the Amended Annual Report on Form 10-K/A for the year ended December 31, 2006. As a result of these assessments, various material weaknesses were identified. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
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
     Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Amended Annual Report on Form 10-K/A, has issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The report, dated March 16, 2007, which expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is included below.
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
TOREADOR RESOURCES CORPORATION

July 23, 2007	/s/ Nigel J. Lovett
Nigel J. Lovett, President and Chief Executive Officer

July 23, 2007	/s/ Charles J. Campise
Charles J. Campise, Vice President — Finance & Accounting and Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER		DESCRIPTION

2.1	—	Agreement and Plan of Merger, dated as of October 3, 2001, between Toreador Resources Corporation and Madison Oil Company (previously filed as Exhibit 2.1 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).

2.2	—	Agreement for Purchase and Sale, dated December 17, 2003, by and among Toreador Resources Corporation and Tormin, Inc., as Sellers, and Black Stone Acquisitions Partners I, L.P., as Buyer (previously filed as Exhibit 2.1 to Toreador Resources Corporation Current Report on Form 8-K filed on January 15, 2004, File No. 0-2517, and incorporated herein by reference).

2.3	—	Quota Purchase Agreement between Pogo Overseas Production BV, as Seller, and Toreador Resources Corporation, as Purchaser, dated as of June 7, 2005 (previously filed as Exhibit 2.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2005, File No. 0-2517, and incorporated herein by reference).

3.1	—	Restated Certificate of Incorporation, of Toreador Resources Corporation (previously filed as Exhibit 3.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005, File No. 0-2517, and incorporated herein by reference).

3.2	—	Third Amended and Restated Bylaws of Toreador Resources Corporation (previously filed as Exhibit 3.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005, File No. 0-2517, and incorporated herein by reference).

4.1	—	Settlement Agreement, dated June 25, 1998, among the Gralee Persons, the Dane Falb Persons and Toreador Royalty Corporation (previously filed as Exhibit 4.1 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

4.2	—	Warrant, dated July 22, 2004, issued by Toreador Resources Corporation to Nigel Lovett (previously filed as Exhibit 4.14 to Toreador Resources Corporation Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 20, 2004, File No. 0-2517, and incorporated herein by reference).

4.3	—	Warrant No. 30, issued by Toreador Resources Corporation to Rich Brand amending and replacing Warrant dated July 22, 2004 (previously filed as Exhibit 4.3 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-2517, and incorporated herein by reference).

4.4	—	Registration Rights Agreement, effective November 1, 2002, among Toreador Resources Corporation and persons party thereto (previously filed as Exhibit 4.5 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-2517, and incorporated herein by reference).

4.5	—	Registration Rights Agreement, dated October 20, 2003, between Toreador Resources Corporation and William I. Lee and Wilco Properties, Inc. (previously filed as Exhibit 4.9 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-2517, and incorporated herein by reference).

EXHIBIT
NUMBER		DESCRIPTION

4.6	—	Registration Rights Agreement, dated December 22, 2003, between Toreador Resources Corporation and Wilco Properties Inc (previously filed as Exhibit 4.11 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-2517, and incorporated herein by reference).

4.7	—	Registration Rights Agreement, dated July 22, 2004, between Toreador Resources Corporation and the Investors party thereto (previously filed as Exhibit 4.9 to Toreador Resources Corporation Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 20, 2004, File No. 0-2517, and incorporated herein by reference).

4.8	—	Registration Rights Agreement dated September 27, 2005 by and between Toreador Resources Corporation and UBS Securities LLC and the other initial purchasers named in the purchase agreement (previously filed as Exhibit 4.18 to the Registration Statement on Form S-3 (333-129628) filed with the Securities and Exchange Commission on November 10, 2005, File No. 0-2517, and incorporated herein by reference).

4.9	—	Indenture dated as of September 27, 2005 by and between Toreador Resources Corporation and The Bank of New York Trust Company, N.A. (previously filed as Exhibit 4.19 to the Registration Statement on Form S-3 (333-129628) filed with the Securities and Exchange Commission on November 10, 2005, File No. 0-2517, and incorporated herein by reference).

5.1*		Legal Opinion of Gunel & Kaya

10.1+	—	Employment letter agreement between Madison Oil Company and Michael J. FitzGerald dated September 10, 2001 (previously filed as Exhibit 10.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 0-2517, and incorporated herein by reference).

10.2+	—	Toreador Royalty Corporation 1990 Stock Option Plan (previously filed as Exhibit 10.2 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

10.3+	—	Amendment to Toreador Royalty Corporation 1990 Stock Option Plan, effective as of May 15, 1997 (previously filed as Exhibit 10.3 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

10.4+	—	Toreador Royalty Corporation Amended and Restated 1990 Stock Option Plan, effective as of September 24, 1998 (previously filed as Exhibit 10.4 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

10.5+	—	Amendment Number One to Toreador Resources Corporation Amended and Restated 1990 Stock Option Plan (previously filed as Exhibit 10.1 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

10.6+	—	Amendment Number Two to Toreador Resources Corporation Amended and Restated 1990 Stock Option Plan (previously filed as Exhibit 10.4 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

10.7+	—	Toreador Royalty Corporation 1994 Non-Employee Director Stock Option Plan, as amended (previously filed as Exhibit 10.7 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

EXHIBIT
NUMBER		DESCRIPTION

10.8+	—	Toreador Resources Corporation Amended and Restated 1994 Non-employee Director Stock Option Plan (previously filed as Exhibit 10.2 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

10.9+	—	Toreador Resources Corporation 2002 Stock Option Plan (previously filed as Exhibit 10.16 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).

10.10+	—	Amendment Number One to the Toreador Resources Corporation 2002 Stock Option Plan (previously filed as Exhibit 10.5 to Toreador Resources Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-2517, and incorporated herein by reference).

10.11+	—	Toreador Resources Corporation 2005 Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2005, File No. 0-2517, and incorporated herein by reference).

10.12+	—	Amendment to Toreador Resources Corporation 2005 Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2006, File No. 0-2517, and incorporated herein by reference).

10.13+	—	Form of Employee Restricted Stock Award (previously filed as Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2005, File No. 0-2517, and incorporated herein by reference).

10.14+	—	Form of 2005 Outside Director Restricted Stock Award (previously filed as Exhibit 10.3 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2005, File No. 0-2517, and incorporated herein by reference).

10.15+	—	Form of 2006 Outside Director Restricted Stock Award (previously filed as Exhibit 10.3 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2006, File No. 0-2517, and incorporated herein by reference).

10.16+	—	Summary Sheet: 2006 Executive Officer Annual Base Salaries (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006, File No. 0-2517, and incorporated herein by reference).

10.17+	—	Summary Sheet: 2006 Short Term Incentive Compensation Plan (previously filed as Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006, File No. 0-2517, and incorporated herein by reference).

10.18+	—	Summary of Amendment to Restricted Stock Award Agreement of Thomas P. Kellogg, dated April 6, 2006 (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2006, File No. 0-2517, and incorporated herein by reference).

10.19+	—	Summary Sheet: 2005 Director Compensation (previously filed as Exhibit 10.3 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005, File No. 0-2517, and incorporated herein by reference).

10.20+	—	Summary Sheet: 2006 Non-Employee Director Equity Compensation (previously filed as Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2006, File No. 0-2517, and incorporated herein by reference).

EXHIBIT
NUMBER		DESCRIPTION

10.21+	—	Summary Sheet: 2007 Director Compensation (previously filed as Exhibit 10.21 to Toreador Resources Corporation Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007, File No. 0-2517, and incorporated herein by reference).

10.22+	—	Michael FitzGerald Employee Restricted Stock Award Agreement dated May 30, 2006 (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2006, File No. 0-2517, and incorporated herein by reference).

10.23+	—	Ed Ramirez Employee Restricted Stock Award Agreement dated May 30, 2006 (previously filed as Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2006, File No. 0-2517, and incorporated herein by reference).

10.24+	—	Michael J. FitzGerald Change in Control Agreement dated November 8, 2006 (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2006, File No. 0-2517, and incorporated herein by reference).

10.25+	—	Herbert C. Williamson III Restricted Stock Award Agreement dated November 8, 2006 (previously filed as Exhibit 10.25 to Toreador Resources Corporation Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007, File No. 0-2517, and incorporated herein by reference).

10.26+	—	Nigel Lovett Restricted Stock Award Agreement dated November 8, 2006 (previously filed as Exhibit 10.26 to Toreador Resources Corporation Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007, File No. 0-2517, and incorporated herein by reference).

10.27+	—	Nicholas Rostow Restricted Stock Award Agreement dated November 8, 2006 (previously filed as Exhibit 10.27 to Toreador Resources Corporation Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007, File No. 0-2517, and incorporated herein by reference).

10.28+	—	Letter Agreement by and between Toreador Resources Corporation and G. Thomas Graves III, dated January 25, 2007 (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2007, File No. 0-2517, and incorporated herein by reference).

10.29+	—	Summary Sheet: 2007 Nigel Lovett’s Annual Base Salary (previously filed as Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2007, File No. 0-2517, and incorporated herein by reference).

10.30+	—	Summary Sheet: 2007 Executive Officer Base Salaries (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2007, File No. 0-2517, and incorporated herein by reference).

10.31+	—	G. Thomas Graves III Stock Award Agreement dated January 25, 2007 (previously filed as Exhibit 10.31 to Toreador Resources Corporation Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007, File No. 0-2517, and incorporated herein by reference).

10.32+	—	Summary Sheet: 2007 Short-Term Incentive Compensation Plan (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2007, File No. 0-2517, and incorporated herein by reference).

10.33+	—	Form of Indemnification Agreement, dated as of April 25, 1995, between Toreador Royalty Corporation and each of the members of our Board of Directors (previously filed as Exhibit 10.11 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-2517, and incorporated herein by reference).

EXHIBIT
NUMBER		DESCRIPTION

10.34	—	Contract for the Supply of Crude Oil from the Parisian Basin, effective January 1, 1997, between Elf Antwar France and Midland Madison Petroleum Company (n/k/a Madison Energy France) (previously filed as Exhibit 10.14 to Toreador Resources Corporation Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-2517, and incorporated herein by reference).

10.35	—	Subordinated Revolving Credit Agreement, dated as of October 3, 2001, between Madison Oil Company and Toreador Resources Corporation (previously filed as Exhibit 2.2 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).

10.36	—	Subordinated Revolving Credit Note, dated as of October 3, 2001, between Toreador Resources Corporation and Madison Oil Company (previously filed as Exhibit 2.3 to Toreador Resources Corporation Registration Statement on Form S-4, No. 333-72314, filed on October 26, 2001, and incorporated herein by reference).

10.37	—	Credit Agreement, dated December 30, 2004, by and among Toreador Resources Corporation, Toreador Acquisition Corporation, Toreador Exploration and Production, Inc. and Texas Capital Bank, N.A. (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2005, File No. 0-2517, and incorporated herein by reference).

10.38	—	Guaranty, dated December 30, 2004, executed by Toreador Resources Corporation in favor of Texas Capital Bank, N.A. (previously filed as Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2005, File No. 0-2517, and incorporated herein by reference).

10.39	—	Warrant to Purchase Common Stock of Toreador Resources Corporation dated July 11, 2005, by and between Toreador Resources Corporation and Natexis Banques Popularis (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2005, File No. 0-2517, and incorporated herein by reference).

10.40	—	Form of Subscription Agreement for September 16, 2005 Private Placement (previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2005, File No. 0-2517, and incorporated herein by reference).

10.41	—	Purchase Agreement dated November 22, 2005 by and among Toreador Resources Corporation, UBS Securities LLC and the other initial Purchasers named in Exhibit A attached thereto (previously filed as Exhibit 10.2 to the Registration Statement on Form S-3 (333-129628) filed with the Securities and Exchange Commission on November 10, 2005, File No. 0-2517, and incorporated herein by reference).

10.42		Loan and Guarantee Agreement dated December 28, 2006 by and among Toreador Resources Corporation, as Guarantor, Toreador Turkey Ltd. as Borrower and Guarantor, Toreador Romania Ltd, a Borrower and Guarantor, Madison Oil France SAS, as Borrower and Guarantor, Toreador Energy France S.C.S., as Borrower and Guarantor, Toreador International Holding L.L.C., as Guarantor, and International Finance Corporation (previously filed as Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2007, File No. 0-2517, and incorporated herein by reference).

10.43		Security Agreement dated February 21, 2007 (signed by Toreador Resources on February 27, 2007) by and between Toreador Resources Corporation, as Assignor, and International Finance Corporation, as Assignee (previously filed as Exhibit 10.43 to Toreador Resources Corporation Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007, File No. 0-2517, and incorporated herein by reference).

EXHIBIT
NUMBER		DESCRIPTION

10.44		Quota Charge Agreement dated February 28, 2007 by and between Toreador Resources Corporation, as Charger, and International Finance Corporation, as Chargee (previously filed as Exhibit 10.44 to Toreador Resources Corporation Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007, File No. 0-2517, and incorporated herein by reference).

12.1	—	Computation of Ratio of Earnings to Fixed Charges (previously filed as Exhibit 12.1 to Toreador Resources Corporation Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007, File No. 0-2517, and incorporated herein by reference).

16.1		Letter on Change in Certifying Accountant from Hein &Associates LLP dated May 25, 2006 (previously filed as Exhibit 16.1 to Toreador Resources Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006, File No. 0-2517, and incorporated herein by reference).

21.1	—	Subsidiaries of Toreador Resources Corporation (previously filed as Exhibit 21.1 to Toreador Resources Corporation Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007, File No. 0-2517, and incorporated herein by reference).

23.1*	—	Consent of Grant Thornton LLP

23.2*	—	Consent of LaRoche Petroleum Consultants, Ltd.

23.3*		Consent of Gunel & Kaya, included as part of Exhibit 5.1

24.1	—	Power of Attorney (previously filed as part of the signature page to Toreador Resources Corporation Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007, File No. 0-2517, and incorporated herein by reference) (included as part of the signature page).

31.1*	—	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Vice President — Finance & Accounting and Chief Accounting Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer (Principal Executive Officer) and Vice President — Finance & Accounting and Chief Accounting Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*		French Ministry Documentation

99.2*		Hungarian Mining Law Summary

99.3*		Portions of Hungarian Mining Act

99.4*		Portions of Governmental Decree Implementing the Hungarian Mining Act

*	Filed herewith

+	Management contract or compensatory plan

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

TOREADOR RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2006	2005	2004
Cash flows from operating activities:
Net Income	$2,578	$10,595	$15,420
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	7,544	5,245	4,110
Amortization of deferred debt issuance cost	—	—	383
Issuance of warrants to non-employee	107
Impairment of oil and natural gas properties	345	110	—
Dry hole and abandonment costs	3,099	1,738	—
Deferred income taxes	2,642	93	2,556
Unrealized gain on commodity derivatives	—	—	(1,159)
Gain on sale of properties and equipment	(638)	(12)	(28,552)
Equity in (earnings) loss of unconsolidated investments	(401)	(222)	18
Stock-based compensation	2,803	400	58
Gain on sale of marketable securities	—	—	20
Change in operating assets and liabilities, net of acquisitions
Increase in accounts receivable	(1,027)	(4,304)	(520)
Increase in income taxes receivable	(655)	(4,453)	—
Increase in other assets	(4,596)	(9,740)	(931)
Increase in accounts payable and accrued liabilities	(1,322)	1,097	(360)
Increase (decrease) in income taxes payable	3,625	(685)	780

Net cash provided by (used in) operating activities	14,104	(138)	(8,177)

Cash flows from investing activities:
Expenditures for property and equipment	(105,165)	(50,163)	(10,911)
Restricted cash	(20,504)	—	—
Net cash for acquisitions	—	(8,751)	—
Proceeds from the sale of properties and equipment	1,672	29	42,125
Distributions from unconsolidated entities	250	191	255
Sale (purchase) of short-term investments	40,000	(40,000)	—
Investments in unconsolidated entities	(257)	(754)	(1,210)

Net cash provided by (used in) investing activities	(84,004)	(99,448)	30,259

Cash flows from financing activities:
Repayment of revolving credit facilities	(5,000)	(4,848)	(28,816)
Net borrowings (repayments) under revolving credit arrangements	26,550	9,811	37
Exercise of stock options	866	2,552	2,310
Proceeds from the exercise of warrants	34	170	—
Proceeds from issuance of common stock, net of issuance cost of $3,940	—	55,918	—
Tax benefit related to stock options	293	—	—
Proceeds from issuance of notes payable	—	86,250	7,500
Payment of preferred dividends	(162)	(186)	(714)

Net cash provided by (used in) financing activities	22,581	149,667	(19,683)

Net increase (decrease) in cash and cash equivalents	(47,319)	50,081	2,399
Effects of foreign currency translation on cash and cash equivalents	6,870	(1,945)	(241)
Cash and cash equivalents, beginning of year	53,113	4,977	2,819

Cash and cash equivalents, end of year	$12,664	$53,113	$4,977

Supplemental disclosures:
Cash paid during the period for interest, net of interest capitalized	$—	$—	$1,304
Cash paid during the period for income taxes	$2,414	$2,690	$5,250
Non-cash investing and financing activities
Conversion of preferred stock to common stock	—	82	166
Conversion of notes payable to common stock	—	6,413	—
Conversion of convertible debentures to common stock	810	675	675
Common shares issued for preferred dividends	—	498	—
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

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforward — United States	$2,150	$2,190
Net operating loss carryforward — Foreign	7,002	8,811
Restricted stock	835	—
Other	416	248

Gross deferred tax assets	10,403	11,249
Valuation allowance	(6,609)	(5,053)

Net deferred tax assets	3,794	6,196

Deferred tax liabilities:
Differences in oil and gas property capitalization and depletion methods— United States	(1,337)	(1,637)
Differences in oil and gas property capitalization and depletion methods— Foreign	(19,064)	(16,594)
Unrealized foreign currency translation gains	(501)	—
Other	(54)	(164)

Gross deferred tax liabilities	(20,956)	(18,395)

Net deferred tax liabilities	$(17,162)	$(12,199)

     At December 31, 2006, Toreador had the following carryforwards available to reduce future taxable income (in thousands) :

Jurisdiction	Expiry	Amount
United States	2010 — 2021	$6,323
Hungary	Unlimited	28,774
Turkey	2007 — 2010	8,476
France	Unlimited	2,245

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
     For stock options granted the following table represents the weighted-average exercise prices and the weighted-average fair value based upon whether or not the exercise price of the option was greater than, less than or equal to the market price of the stock on the grant date:

			WEIGHTED-AVERAGE	WEIGHTED-AVERAGE
YEAR	OPTION TYPE	SHARES	EXERCISE PRICE	FAIR VALUE
2005	Exercise price equal to market price	20,000	$16.90	$7.31

2004	Exercise price greater than market price	352,700	$5.50	$1.60

2003	Exercise price equal to market price	90,000	$6.89	$2.50
     On the date of exercise, the intrinsic value of the options exercised in the above table was approximately $4.0 million.

The following table summarizes information about the fixed price stock options outstanding at December 31, 2006 :

	Number Outstanding		Number Exercisable
		Intrinsic		Intrinsic	Weighted Average
		Value		Value	Remaining Contractual
Exercise Price	Shares	(in thousands)	Shares	(in thousands)	Life in Years

$2.75	45,000	$1,036	45,000	$1,036	1.73
3.00	5,000	114	5,000	114	2.42
3.10	75,000	1,700	75,000	1,700	6.47
3.12	4,420	100	4,420	100	3.72
3.88	5,000	109	5,000	109	2.83
4.12	51,000	1,104	51,000	1,104	5.42
4.51	20,000	425	20,000	425	5.13
4.96	40,000	832	40,000	832	7.39
5.00	200,133	4,157	200,133	4,157	2.25
5.50	170,017	3,446	170,017	3,446	6.00
5.75	15,800	316	15,800	316	4.18
5.95	15,000	297	15,000	297	4.38
13.75	7,500	90	7,500	90	7.88
16.90	20,000	177	6,666	59	8.39

$5.10	673,870	$13,903	660,536	$13,785	4.63

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