Form 10-Q
period 2007-06-30
TOREADOR RESOURCES CORP
filed 2007-08-09
CIK 98720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
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

As of August 8, 2007, there were 19,387,126 shares of common stock outstanding.

TOREADOR RESOURCES CORPORATION

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(In thousands, except share and per share data) (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$18,682	$12,664
Restricted cash	—	12,734
Accounts receivable	28,962	9,547
Income taxes receivable	236	1,260
Other	1,534	8,445
Oil and gas properties held for resale	10,507	9,916

Total current assets	59,921	54,566

Oil and natural gas properties, net, using successful efforts method of accounting	269,905	241,099
Investments in unconsolidated entities	—	2,659
Investments	500	—
Restricted cash	7,968	7,770
Goodwill	4,698	4,551
Other assets	6,774	6,559

	$349,766	$317,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$25,799	$33,827
Current portion of long-term debt	—	5,000
Fair value of oil and gas derivatives	390	—
Asset retirement obligations, oil and gas properties held for sale	609	606
Income taxes payable	—	745

Total current liabilities	26,798	40,178

Long-term accrued liabilities	1,166	394
Fair value of oil and gas derivatives	191	—
Long-term debt, net of current portion	35,000	21,550
Long-term asset retirement obligations	4,784	4,519
Deferred income tax liabilities	12,112	17,162
Convertible senior notes	86,250	86,250

Total liabilities	166,301	170,053

Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A-1, $1.00 par value, 4,000,000 shares authorized; liquidation preference of $1,800; 72,000 shares issued	72	72
Common stock, $0.15625 par value, 30,000,000 shares authorized; 20,107,153 and 16,655,511 shares issued	3,142	2,602
Additional paid-in capital	162,968	111,708
Retained earnings (deficit)	(1,968)	31,980
Accumulated other comprehensive income	21,785	3,323
Treasury stock at cost, 721,027 shares	(2,534)	(2,534)

Total stockholders’ equity	183,465	147,151

	$349,766	$317,204

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2007	2006
	(In thousands, except per share data) (Unaudited)

Oil and natural gas sales	$9,962	$8,446
Operating costs and expenses:
Lease operating	3,057	2,126
Exploration expense	2,685	1,094
Depreciation, depletion and amortization	5,358	1,069
Dry hole expense	9,097	—
General and administrative	2,950	2,264
Loss on oil and gas derivative contracts	606	—
(Gain) loss on sale of properties and other assets	(3,584)	22

Total operating costs and expenses	20,169	6,575

Operating income (loss)	(10,207)	1,871
Other income (expense):
Equity in earnings of unconsolidated investments	—	96
Foreign currency exchange loss	(16,759)	(1,137)
Interest and other income	69	617
Interest expense, net of interested capitalized	(313)	—

Total other expense	(17,003)	(424)

Income (loss) before taxes	(27,210)	1,447
Income tax provision (benefit)	(1,804)	573

Income (loss) from continuing operations	(25,406)	874
Income from discontinued operations	359	699

Net income (loss)	(25,047)	1,573
Preferred dividends	(40)	(41)

Income (loss) available to common shares	$(25,087)	$1,532

Basic income available to common shares per share:
From continuing operations	$(1.34)	$0.05
From discontinued operations	0.02	0.05

	$(1.32)	$0.10

Diluted income available to common shares per share:
From continuing operations	$(1.34)	$0.05
From discontinued operations	0.02	0.04

	$(1.32)	$0.09

Weighted average shares outstanding:
Basic	18,993	15,492

Diluted	18,993	16,598

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,
	2007	2006
	(In thousands, except per share data) (Unaudited)

Oil and natural gas sales	$16,783	$16,591
Operating costs and expenses:
Lease operating	5,394	4,015
Exploration expense	4,733	2,139
Depreciation, depletion and amortization	7,427	2,177
Dry hole expense	17,107	—
General and administrative	9,235	4,614
Loss on oil and gas derivative contracts	606	—
Gain on sale of properties and other assets	(3,584)	(449)

Total operating costs and expenses	40,918	12,496

Operating income (loss)	(24,135)	4,095
Other income (expense):
Equity in earnings of unconsolidated investments	22	192
Foreign currency exchange loss	(15,771)	(873)
Interest and other income	582	1,515
Interest expense, net of interested capitalized	(909)	(249)

Total other income (expense)	(16,076)	585

Income (loss) before taxes	(40,211)	4,680
Income tax provision (benefit)	(5,479)	1,111

Income (loss) from continuing operations	(34,732)	3,569
Income from discontinued operations	910	1,152

Net income (loss)	(33,822)	4,721
Preferred dividends	(81)	(82)

Income (loss) available to common shares	$(33,903)	$4,639

Basic income available to common shares per share:
From continuing operations	$(1.98)	$0.23
From discontinued operations	0.05	0.07

	$(1.93)	$0.30

Diluted income available to common shares per share
From continuing operations	$(1.98)	$0.21
From discontinued operations	0.05	0.07

	$(1.93)	$0.28

Weighted average shares outstanding:
Basic	17,545	15,413

Diluted	17,545	16,634

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
	Preferred	Preferred	Common	Common	Additional	Retained	Other	Treasury	Total
	Stock	Stock	Stock	Stock	Paid-in	Earnings/	Comprehensive	Stock	Stockholders’
	(Shares)	($)	(Shares)	($)	Capital	(Deficit)	Income (Loss)	($)	Equity
	(In thousands)

Balance at December 31, 2006	72	$72	16,656	$2,602	$111,708	$31,980	$3,323	$(2,534)	$147,151
Cash payment of preferred dividends	—	—	—	—	—	(81)	—	—	(81)
Exercise of stock options	—	—	294	46	1,431	—	—	—	1,477
Issuance of common stock	—	—	3,037	476	49,937	—	—	—	50,413
Issuance of restricted stock	—	—	121	18	(18)	—	—	—
Adoption FIN 48	—	—	—	—	—	(45)	—	—	(45)
Amortization of deferred stock compensation	—	—	—	—	2,756	—	—	—	2,756
Payment of equity issuance costs	—	—	—	—	(2,846)	—	—	—	(2,828)
Net loss	—	—	—	—	—	(33,822)	—	—	(33,822)
Foreign currency translation adjustments	—	—	—	—	—	—	18,462	—	18,462

Balance at June 30, 2007	72	$72	20,108	$3,142	$162,968	$(1,968)	$21,785	$(2,534)	$183,465

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(In thousands) (Unaudited)

Cash flows from operating activities:
Net income (loss)	$(33,822)	$4,721
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,978	2,579
Gain on sale of oil and gas properties and other assets	(4,204)	(651)
Loss on unrealized futures contracts	581	—
Equity in earnings of unconsolidated investments	(22)	(192)
Stock based compensation	2,756	1,138
Realized gains on foreign currency derivative transactions	—	873
Dry hole expense	17,279	92
Deferred income taxes benefit	(5,033)	(467)
(Increase) decrease in accounts receivable	(18,650)	1,985
Decrease in other current assets	6,947	2,829
Increase in other assets	(197)	—
Decrease in accounts payable and accrued liabilities	(658)	(398)
Increase (decrease) in income taxes payable	(412)	584

Net cash provided by (used in) operating activities	(27,457)	13,093

Cash flows from investing activities:
Expenditures for property and equipment	(57,632)	(47,453)
Restricted cash	12,734	—
Short-term investments	—	40,000
Proceeds from sale of oil and gas properties and other assets	6,999	1,549
Distributions from unconsolidated subsidiaries	60	—
Purchase of long term investments	(500)	—
Investments in unconsolidated subsidiaries	—	(65)

Net cash used in investing activities	(38,339)	(5,969)

Cash flows from financing activities:
Borrowings from long-term debt	25,000	—
Repayments of long-term debt	(16,550)	(5,000)
Payment of equity issue cost	(2,848)	—
Proceeds from issuance of common stock	50,413	—
Payment of preferred dividends	(81)	(82)
Tax benefit of stock option exercises	—	1,210
Exercise of stock options	1,477	969

Net cash provided by (used in) financing activities	57,411	(2,903)

Net increase (decrease) in cash and cash equivalents	(8,385)	4,221
Effects of foreign currency translation on cash and cash equivalents	14,403	(6,088)
Cash and cash equivalents, beginning of period	12,664	53,113

Cash and cash equivalents, end of period	$18,682	$51,246

Supplemental disclosures:
Cash paid during the period for interest, net of interest capitalized	$—	$—
Cash paid during the period for income taxes	$1,700	$360

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and losses on any items for which we elect the fair value measurement option would be reported in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the effect, if any, the adoption of Statement 159 will have on our financial statements and related disclosures.

In June 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue 06-11 requires an employer to recognize tax benefits realized from dividend or dividend equivalents paid to employees for certain share-based payment awards as an increase to additional paid-in capital and include such amounts in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. We are currently assessing the effect, if any, the adoption of EITF Issue 06-11will have on our financial statements and related disclosures.

NOTE 2 —	CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, restricted cash and accounts receivable. We place our cash with high credit quality financial institutions. We sell oil and natural gas to various customers. Historically, we have not experienced any losses related to accounts receivable, and accordingly, we do not believe an allowance for doubtful accounts is warranted at June 30, 2007. Substantially all of our accounts receivable are due from our joint interest partners in the Black Sea, offshore Turkey and from the purchasers of oil and natural gas.

We periodically review the collectability of accounts receivable and record a valuation allowance for those accounts which are, in our judgment, unlikely to be collected. We have not had any significant credit losses in the past and we believe our accounts receivable are fully collectable.

Accounts receivable consisted of the following:

	June 30,	December 31,
	2007	2006

Accrued oil and natural gas sales receivables	$6,361	$3,597
Joint interest receivables	14,425	612
Trade receivables	3,549	3,394
Other accounts receivable	4,627	1,944

	$28,962	$9,547

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	EARNINGS (LOSS) PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per common share computation:

	Three Months Ended June 30,
	2007	2006

Basic earnings (loss) per share:
Numerator:
Income (loss) from continuing operations, net of income tax	$(25,406)	$874
Less: dividends on preferred shares	40	41

Net income (loss) from continuing operations	(25,446)	833
Income from discontinued operations, net of income tax	359	699

Income (loss) available to common shareholders	$(25,087)	$1,532

Denominator:
Common shares outstanding	18,993	15,492

Basic earnings available to common shareholders per share from:
Continuing operations	$(1.34)	$0.05
Discontinued operations	0.02	0.05

	$(1.32)	$0.10

Diluted earnings (loss) per share:
Numerator:
Income (loss) from continuing operations, net of income tax	$(25,406)	$874
Less: dividends on preferred shares, if antidilutive	40	—

Net income (loss) from continuing operations	(25,446)	874
Income from discontinued operations, net of income tax	359	699

Income (loss) available to common shareholders	$(25,087)	$1,573

Denominator:
Weighted average common shares outstanding	18,993	15,492
Common stock options and warrants	— (1)	598
Conversion of preferred shares	— (1)	450
Conversion of 5.0% notes payable	— (2)	—	(2)
Restricted stock	— (1)	58

Diluted shares outstanding	18,993	16,598

Diluted earnings available to common shareholders per share from:
Continuing operations	$(1.34)	$0.05
Discontinued operations	0.02	0.04

	$(1.32)	$0.09

(1)	Conversion of these securities would result in the issuance of 588,105 shares of common stock that are antidilutive; therefore, there are no dilutive shares.

(2)	Conversion of these securities would result in the issuance of 2,014,716 common shares that are antidulitive. The 5% notes payable were issued September 27, 2005 and September 30, 2005.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,
	2007	2006

Basic earnings (loss) per share:
Numerator:
Income (loss) from continuing operations, net of income tax	$(34,732)	$3,569
Less: dividends on preferred shares	81	82

Net income (loss) from continuing operations	(34,813)	3,487
Income from discontinued operations, net of income tax	910	1,152

Income (loss) available to common shareholders	$(33,903)	$4,639

Denominator:
Common shares outstanding	17,545	15,413

Basic earnings available to common shareholders per share from:
Continuing operations	$(1.98)	$0.23
Discontinued operations	0.05	0.07

	$(1.93)	$0.30

Diluted earnings (loss) per share:
Numerator:
Income (loss) from continuing operations, net of income tax	$(34,732)	$3,569
Plus: interest on convertible debt	— (3)	6
Less: dividends on preferred shares, if antidilutive	81	—

Net income (loss) from continuing operations	(34,813)	3,575
Income from discontinued operations, net of income tax	910	1,152

Income (loss) available to common shareholders	$(33,903)	$4,727

Denominator:
Weighted average common shares outstanding	17,545	15,413
Common stock options and warrants	— (1)	661
Conversion of preferred shares	— (1)	450
Conversion of 5.0% notes payable	— (2)	—	(2)
Restricted stock	— (1)	57
Conversion of debenture	— (3)	53

Diluted shares outstanding	17,545	16,634

Diluted earnings available to common shareholders per share from:
Continuing operations	$(1.98)	$0.21
Discontinued operations	0.05	0.07

	$(1.93)	$0.28

(1)	Conversion of these securities would result in the issuance of 656,375 shares of common stock that are antidilutive; therefore, there are no dilutive shares.

(2)	Conversion of these securities would result in the issuance of 2,014,716 common shares that are antidulitive. The 5% notes payable were issued September 27, 2005 and September 30, 2005.

(3)	The convertible debenture was converted to common stock in the first quarter of 2006.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	COMPREHENSIVE LOSS

The following table presents the components of comprehensive income (loss), net of related tax:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss)	$(25,047)	$1,573	$(33,822)	$4,721
Foreign currency translation adjustment	14,233	(4,963)	18,462	(5,088)

Comprehensive loss	$(10,814)	$(3,390)	$(15,360)	$(367)

NOTE 5 —	LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
	2007	2006

Revolving line of credit with Texas Capital Bank, N.A.	$—	$5,550
Revolving line of credit with Natixis Banques Populaires	—	11,000
Secured revolving facility with the International Finance Corporation	35,000	10,000
Convertible senior notes	86,250	86,250

	121,250	112,800
Less: current portion	—	(5,000)

	$121,250	$107,800

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The registration rights agreement covering the Notes provides for a penalty if the registration statement is filed and declared effective but thereafter ceases to be effective (a “Suspension Period”) for an aggregate of forty-five (45) days in any three month period or ninety (90) days in any twelve month period (an “Event Date”). Such penalty calls for an additional 0.25% per annum in interest expense on the aggregate principal amount of the Notes for the first ninety (90) days following an Event Date and an additional 0.50% per annum in interest expense on the aggregate principal amount of the Notes thereafter, until such Suspension Period ends upon the registration statement again becoming effective. Because we did not file our Quarterly Report on Form 10-Q for the nine month period ended September 30, 2006 in a timely manner, the registration statement for the Notes became ineffective and we entered a Suspension Period on November 15, 2006. Such Suspension Period ended on January 23, 2007 when we provided notice that the Form 10-Q had been filed and the Suspension Period was no longer in effect. Because the Suspension Period exceeded forty-five (45) days in any three month period, we paid approximately $14,375 in additional interest expense. On March 16, 2007, the date we filed our Form 10-K for the year ended December 31, 2006, we again entered a Suspension Period until we file and have declared effective an amendment to our registration statement on Form S-1. Therefore, we have accrued a liability of $53,168 at June 30, 2007, which represents 90 days of additional interest at 0.25%. Because of the previous Suspension Period, we exceeded the ninety (90) days in any twelve month period on the twenty first (21st) day following the filing of our Form 10-K and again began to accrue additional interest as described above until we can file and have declared effective an amendment to our registration statement on Form S-1.

SECURED REVOLVING FACILITY WITH THE INTERNATIONAL FINANCE CORPORATION

On December 28, 2006, we guaranteed the obligations of certain of our direct and indirect subsidiaries in a loan and guarantee agreement with International Finance Corporation. The loan and guarantee agreement provides for a $25 million loan facility which is a secured revolving facility with a current maximum facility amount of $25 million which will increase to $40 million when the projected total borrowing base amount exceeds $50 million. The $25 million facility was funded on March 2, 2007. The loan and guarantee agreement also provides for a $10 million facility which was funded on December 28, 2006. As of June 30, 2007, all amounts available under the new facilities have been funded. Both the $25 million facility and $10 million facility are to fund our operations in Turkey and Romania.

Interest accrues on any loans under the $25 million facility at a rate of 2% over the six month LIBOR rate. Interest accrued on the $10 million facility at a rate of 1.5% over the six month LIBOR rate until the $25 million facility was funded after which the rate for the $10 million facility was lowered to 0.5% over the six month LIBOR rate. As of June 30, 2007, the interest rate on the $10 million facility was 5.91% and the interest rate on the $25 million facility was 7.41%. Interest is to be paid on each June 15 and December 15. At June 30, 2007 we have accrued interest of $108,600 and have paid $906,739 in interest during the six months ended June 30, 2007.

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

We are required to meet the following ratios on a consolidated basis: (i) the life of loan coverage ratio of not less than: (a) 1.2:1.0 in 2006 and 2007; (b) 1.3:1.0 in 2008; and (c) 1.4:1.0 in 2009 and each subsequent year thereafter; (ii) reserve tail ratio of not less than 25%; (iii) adjusted financed debt to EBITDA ratio of not more than 3.0:1.0; (iv) liabilities to tangible net worth ratio of not more than 60:40; and (v) interest coverage ratio of not less

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than 3.0:1.0. We were not in compliance with the adjusted financed debt to EBITDA ratio and the interest coverage ratio at June 30, 2007. We have obtained waivers from the International Finance Corporation for the non compliance for the period ended June 30, 2007 and covenant requirements were replaced with the adjusted financial debt to EBITDAX ratio not being more than 3.0:1.0 and the adjusted EBITDAX to net interest expense ratio not being more than 3.0:1.0 through July 2, 2008. We are in compliance with the revised ratios.

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the changes in our asset retirement liability (including the oil and gas properties held for sale) during the six months ended June 30, 2007 and 2006:

	2007	2006

Asset retirement obligation January 1	$5,125	$3,630
Asset retirement accretion expense	150	102
Foreign currency exchange loss	33	204
Property additions	101	11
Property dispositions	(16)	—

Asset retirement obligation at June 30	$5,393	$3,947

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	GEOGRAPHIC OPERATING SEGMENT INFORMATION

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

	Three Months Ended June 30, 2007(1)
	United States	France	Turkey	Romania	Hungary	Total

Revenues	$12	$6,180	$2,601	$1,169	$—	$9,962
Costs and expenses	(786)	6,851	4,524	8,024	1,556	20,169

Operating income (loss)	$798	$(671)	$(1,923)	$(6,855)	$(1,556)	$(10,207)

	Three Months Ended June 30, 2006
Revenues	$6	$7,441	$999	$—	$—	$8,446
Costs and expenses	1,681	3,627	545	213	509	6,575

Operating income (loss)	$(1,675)	$3,814	$454	$(213)	$(509)	$1,871

	Six Months Ended June 30, 2007(2)
Revenues	$17	$11,310	$3,411	$2,045	$—	$16,783
Costs and expenses	5,047	11,189	5,661	14,454	4,566	40,917

Operating income (loss)	$(5,030)	$121	$(2,250)	$(12,409)	$(4,566)	$(24,134)

	Six Months Ended June 30, 2006
Revenues	$11	$14,730	$1,850	$—	$—	$16,591
Costs and expenses	3,497	6,749	1,106	213	931	12,496

Operating income (loss)	$(3,486)	$7,981	$744	$(213)	$(931)	$4,095

	Total Assets(3)
June 30, 2007	$36,588	$92,427	$183,864	$20,953	$15,934	$349,766

December 31, 2006	$24,529	$91,342	$162,013	$23,739	$15,581	$317,204

(1)	For the three months ended June 30, 2007, we recorded dry hole expense of $9.1 million, which included one dry hole in France of $2.7, one dry hole in Romania of $4.4 million and a revision to the prior quarter dry hole expense $2.0 million.

(2)	For the six months ended June 30, 2007, we recorded dry hole expense of $17.1 million, which included two dry holes in France of $3.7 million, three dry holes in Romania totaling $10 million and two dry holes in Hungary totaling $3.4 million.

(3)	Each segment’s total assets reflect the effect of intersegment eliminations.

NOTE 8 —	INCOME TAXES

At June 30, 2007, we had recorded an income tax receivable of $236,000 resulting primarily from a tax refund due to the French subsidiary. For the six months ended June 30, 2007 and 2006 we paid income taxes of approximately $1.7 million and $359,628, respectively, related to French taxable income. As of June 30, 2007, our U.S. net operating loss generated a $5 million tax benefit which was increased by a $508,000 foreign tax benefit, resulting in an income tax benefit of $5.5 million applicable to continuing operations. Discontinued operations

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded a tax expense of $491,000 for the six months ended June 30, 2007. Our effective income tax rate differs from the statutory rates applicable to jurisdictions in which we operate due primarily to the establishment of a United States and Hungarian valuation allowance of $2.5 million which was required because we could not be assured of the future utilization of net operating losses of $10.5 million.

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

The company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $28,000 for the accrual of interest and penalties at January 1, 2007 which is included as a component of the $357,000 unrecognized tax benefit noted above. During the six months ended June 30, 2007, the Company recognized zero in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We file several state and foreign tax returns, many of which remain open for examination for five years.

NOTE 9 —	COMMON STOCK

On March 23, 2007, we closed a $45 million private placement of equity. In the transaction, we issued an aggregate of 2,710,843 shares of common stock to six institutional investors, providing us with $45 million of gross proceeds at closing. We also granted the investors the right to purchase an additional $8.1 million aggregate amount of common stock within the next 30-day period. On April 23, 2007, two of the institutional investors exercised their warrants for an aggregate of 326,104 additional shares of common stock, providing us with approximately $5.4 million of gross proceeds. The net proceeds from the private placement totaled approximately $48 million and are being used to help fund our 2007 exploration and development activities.

In connection with the private placement, we entered into a Registration Rights Agreement with the investors. The Registration Rights Agreement provides that we will file a registration statement with the Securities and Exchange Commission covering the resale of the common stock within 60 days after the closing date. If the registration statement is not filed with the Securities and Exchange Commission within such time, we must pay 1.0% of the aggregate purchase price, an additional 1.0% on the one month anniversary of the 60th day after closing if the registration statement has not been filed by such date and an additional 2.0% of the aggregate purchase price for each 30 day period after the one month anniversary if the registration statement is not filed by such date. We filed the registration statement with the Securities and Exchange Commission on May 8, 2007. If the registration statement is not declared effective by the Securities and Exchange Commission within 150 days after the closing date, we must pay 1.0% of the aggregate purchase price, an additional 1.0% on the one month anniversary of the 150th day after the closing if the registration statement has not been declared effective by the Securities and Exchange Commission by such date and an additional 2.0% of the aggregate purchase price for each 30 day period after the one month anniversary if the registration statement is not declared effective by such date. The registration statement was declared effective July 26, 2007. Now that the registration statement has been declared by the Securities and Exchange Commission, if, subject to certain exceptions, sales cannot be made pursuant to the registration statement, we must pay 1.0% of the aggregate purchase price on the date sales cannot be made pursuant to the registration statement, an additional 1% on the one month anniversary of the date sales are not permitted under the registration statement if sales are not permitted under the registration statement by such date and an additional 2.0% of the aggregate purchase price for each 30 day period after the one month anniversary if sales under the registration statement are not permitted by such date. Any one month or 30 day periods during which we cure the violation will cause the payment for such period to be made on a pro rata basis.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the six months ended June 30, 2007, there were 294,000 shares of common stock issued due the exercise of stock options. The Company received $1.5 million in proceeds from these exercises. The Company also issued 121,000 restricted stock grants to employees, directors and consultants.

NOTE 10 —	CAPITALIZED INTEREST

We capitalize interest on major projects that require an extended period of time to complete. Interest capitalized for three months ended June 30, 2007 and 2006 was $1.8 million and $1.1 million, respectively. For the six months ended June 30, 2007 and 2006 interest capitalized was $3.5 million and $2.1 million, respectively.

NOTE 11 —	COMMITMENTS AND CONTINGENCIES

In October 2005, in an incident involving a vessel owned by Micoperi Srl, the Ayazli 2 and Ayazli 3 wells were damaged, and subsequently had to be re-drilled. We and our co-venturers have made a claim in respect of the cost of re-drilling and repeating flow-testing. The amount claimed is presently approximately $10.8 million before interest, subject to adjustment when the actual cost of flow-testing the re-drilled wells is known. In addition, we and our co-venturers have a claim to recover from Micoperi the sum of about $8.7 million paid to Micoperi under the contract between us, our co-venturers and Micoperi. Micoperi has made a cross-claim for approximately $6.8 million in respect of sums allegedly due to Micoperi under the contract between us, the co-venturers and Micoperi. Micoperi has also asserted a claim that the arrests of the vessel “MICOPERI 30” at Palermo, Italy was wrongful and have asserted a claim for damages in respect of such allegedly wrongful arrest. We and our co-ventures have received security from Micoperi by way of a letter of undertaking from its insurers, and have provided security to Micoperi in respect of their cross-claims by way of a bank guarantee of $7.9 million. The claims and cross-claims are subject to the jurisdiction of the English Court; however, neither side has yet commenced any court proceedings. All the amounts stated above are gross and our share would be equal to 36.75%. We have accrued our portion of the unpaid invoices and are accounting for the potential receivable from Micoperi as a gain contingency. Accordingly, the potential gain has not been recorded.

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position.

NOTE 12 —	DISCONTINUED OPERATIONS

On June 14, 2007, the Board of Directors has authorized management to sell all oil and gas properties in the United States. The sale of these properties completes the divestiture of the company’s non-core, domestic assets and allow us to focus exclusively on our international operations. The expected disposal date is August 31, 2007. Prior year financial statements for 2006 have been adjusted to present the operations of the U.S. properties as a discontinued operation. The assets and liabilities of the discontinued operations are presented separately under the captions “Oil and gas properties held for resale” and “Asset retirement obligations, oil and gas properties held for

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sale” respectively, in the Balance Sheet. The table below compares discontinued operations for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue:
Oil and natural gas sales	$1,607	$1,857	$3,019	$3,481
Operating costs and expenses:
Lease operating expense	593	527	1,128	1,073
Exploration expense	30	91	88	99
Depreciation, depletion and amortization	304	218	551	412
Dry hole expense	23	—	172	—
General and administrative expense	126	113	299	271
Gain on sale of properties and other assets	—	(202)	(620)	(202)

Total operating costs and expenses	1,076	747	1,618	1,653

Operating income	531	1,110	1,401	1,828
Income tax provision	172	411	491	676
Income from discontinued operations	$359	$699	$910	$1,152

NOTE 13 —	DERIVATIVES

We periodically utilize derivatives instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil and natural gas sales. We entered into futures and swap contracts for approximately 15,000 Bbls per month for the months of June 2007 through December 2008. The average strike price of the contracts is $67.36 and on June 30, 2007 the average fair value of the contracts was $69.50. This resulted in a net derivative fair value loss of $606,000 for the three months ended June 30, 2007. We were not a party to any derivative contracts in the comparable period of 2006.

NOTE 14 —	SALE OF INVESTMENTS IN UNCONSOLIDATED ENTITIES

In April 2007, we sold our interest in EnergyNet.com to EnergyNet.com for $2 million and recorded a gain on the sale of $1.1 million.

In April 2007, we sold our interest in Capstone Royalty, LLC to Capstone Royalty, LLC for $250,000 and recorded a gain on the sale of $124,000.

In April 2007, we sold our interest in ePsolutions to ePsolutions for $3.9 million and recorded a gain on the sale $2.3

NOTE 15 —	SUBSEQUENT EVENTS

On August 2, 2007, we entered into an Agreement for Purchase and Sale with RTF Realty Inc. pursuant to which we have agreed to sell to RTF Realty, Inc. all of our U.S. oil and gas properties for $19.1 million which amount is subject to certain customary adjustments. At December 31, 2006, the U.S. oil and gas properties had proved reserves of approximately 1.4 MBOE. Toreador has been advised that G. Thomas Graves III, Toreador’s former President and Chief Executive Officer and a former director, and Douglas W. Weir, Toreador’s former Chief Financial Officer, are advisors to the Buyer. The Sale is subject to certain closing conditions and is expected to close on or before August 31, 2007 with an effective date of September 1, 2007.

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

The Company’s executive summary for the six months ended June 30, 2007, included the following:

•	Test flow rates from the Akcakoca — 3 and 4 yielded rates of 38.5 MMCFD and 27.5 MMCFD, respectively;

•	First gas sales from the Akkaya platform on May 21, 2007;

•	Successful testing of the Alapli #1 well in South Akcakoca Sub-basin, offshore Turkey, which tested at a rate of 7MMCFD;

•	For the six months ended June 30, 2007, we drilled three dry holes in Romania, two in Hungary and two in France which resulted in an expense of $17.1 million and had a significant impact on income from operations and income available to common shares;

•	For the six months ended June 30, 2007, we recorded a loss on foreign currency exchange of $15.8 million. This loss is primarily due to the weakening of the U.S. Dollar as compared to the Turkish Lira, Romanian Lei and the Hungarian Huf. In these countries the U.S. Dollar is the functional currency and foreign exchange translation gains and losses are charged to earnings;

•	For the three months ended June 30, 2007 we recorded a $3.5 million gain on the sale of all our unconsolidated equity investments; EPSolutions, EnergyNet and Capstone.

•	The Board of Directors authorized management to begin the process of selling the oil and gas properties in the United States. On August 2, 2007, we entered into a Purchase and Sale Agreement with RTF Realty, Inc., to sell all the oil and natural gas properties in the United States for $19.1 million. The sale is subject to certain customary closing conditions and is expected to close on or before August 31, 2007 with an effective date of the sale of September 1, 2007. The sale is expected to result in a gain of approximately $9 million.

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with Note 5 to Notes to Consolidated Financial Statements included in this filing.

Liquidity

As of June 30, 2007, we had cash and cash equivalents and restricted cash of $26.7 million, a current ratio of approximately 2.24 to 1 and a debt (long-term debt and Convertible Senior Notes) to equity ratio of .66 to 1. For the six months ended June 30, 2007, we had an operating loss of $24.1 million and capital expenditures were $57.7 million. The restricted cash relates to a letter of credit relating to the dispute with Micoperi regarding the October 2005 well issues in the Black Sea.

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

In connection with the private placement, we entered into a Registration Rights Agreement with the investors. The Registration Rights Agreement provides that we will file a registration statement with the Securities and Exchange Commission covering the resale of the common stock within 60 days after the closing date. If the registration statement is not filed with the Securities and Exchange Commission within such time, we must pay 1.0% of the aggregate purchase price, an additional 1.0% on the one month anniversary of the 60th day after closing if the registration statement has not been filed by such date and an additional 2.0% of the aggregate purchase price for each 30 day period after the one month anniversary if the registration statement is not filed by such date. We filed the registration statement with the Securities and Exchange Commission on May 8, 2007. If the registration statement is not declared effective by the Securities and Exchange Commission within 150 days after the closing date, we must pay 1.0% of the aggregate purchase price, an additional 1.0% on the one month anniversary of the 150th day after the closing if the registration statement has not been declared effective by the Securities and Exchange Commission by such date and an additional 2.0% of the aggregate purchase price for each 30 day period after the one month anniversary if the registration statement is not declared effective by such date. The registration statement was declared effective July 26, 2007. Now that the registration statement has been declared by the Securities and Exchange Commission, if, subject to certain exceptions, sales cannot be made pursuant to the registration statement, we must pay 1.0% of the aggregate purchase price on the date sales cannot be made pursuant to the registration statement, an additional 1% on the one month anniversary of the date sales are not permitted under the registration statement if sales are not permitted under the registration statement by such date and an additional 2.0% of the aggregate purchase price for each 30 day period after the one month anniversary if sales under the registration statement are not permitted by such date. Any one month or 30 day periods during which we cure the violation will cause the payment for such period to be made on a pro rata basis.

Our capital expenditure budget for 2007 is $81.5 million, of which approximately $57.6 was incurred through June 30, 2007. To date, we have raised $83 million towards this funding through funds that have been received from our new credit facilities with the International Finance Corporation and funds received from the March 23, 2007 and April 23, 2007, private placements of equity. Additional funding has been and will be obtained from cash flow from our existing properties, including our Black Sea properties that commenced production from one platform in the second quarter 2007 and the remaining two platforms are expected to commence production in the third quarter of 2007, from the sale of our United States properties, which is expected to close in the third quarter of 2007, and future potential financing sources, including the public or private issuance of debt or equity. Based on these sources, we believe we will have sufficient liquidity to fund our exploration project for the remainder of 2007 and to fund our cash needs.

Senior Debt

On December 23, 2004, we entered into a five-year $15 million reserve-based borrowing facility with a French lender, Natixis Banques Populaires, to finance the development of our existing French fields, acquisitions of new fields, general working capital and other corporate purposes. On March 2, 2007, the $15 million facility was retired and all amounts due were paid. See Note 5 to the Notes to the Consolidated Financial Statements.

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

New Secured Revolving Facility

On December 28, 2006, we entered into a loan and guarantee agreement with International Finance Corporation. The loan and guarantee agreement provides for a $25 million facility which is a secured revolving facility with a current maximum facility amount of $25 million which will increase to $40 million when the projected total borrowing base amount exceeds $50 million. The $25 million facility was funded on March 2, 2007. The total proceeds received on March 2, 2007 were approximately $25 million, of which $16.5 million was used to retire the outstanding balance on the $15 million reserve-based facility with a French bank and the $25 million reserve-based facility with Texas Capital Bank, N. A. and the remaining $8.5 million of funds is being used to finance our capital expenditures in Turkey and Romania. The loan and guarantee agreement also provides for an unsecured $10 million facility which was funded on December 28, 2006. As of June 30, 2007, all amounts available under the new secured revolving facility have been funded.

Interest accrues on any loans under the $25 million facility at a rate of 2% over the six month LIBOR rate. Interest accrued on the $10 million facility at a rate of 1.5% over the six month LIBOR rate until the $25 million facility funded on March 2, 2007 after which the rate for the $10 million facility was lowered to 0.5% over the six month LIBOR rate. As of June 30, 2007, the interest rate on the $10 million facility was 5.91% and the interest rate on the $25 million facility was 7.41%. Interest is to be paid on each June 15 and December 15.

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

We are to meet the following ratios on a consolidated basis: (i) the life of loan coverage ratio of not less than: (a) 1.2:1.0 in 2006 and 2007; (b) 1.3:1.0 in 2008; and (c) 1.4:1.0 in 2009 and each subsequent year thereafter; (ii) reserve tail ratio of not less than 25%; (iii) adjusted financed debt to EBITDA ratio of not more than 3.0:1.0; (iv) liabilities to tangible net worth ratio of not more than 60:40; and (v) interest coverage ratio of not less than 3.0:1.0. We were not in compliance with the adjusted financed debt to EBITDA ratio and the interest coverage ratio at June 30, 2007. We have obtained waivers from the International Finance Corporation for the non compliance for the period ended June 30, 2007 and covenants requirements were replaced with the adjusted financial debt to

EBITDAX ratio of not being more than 3.0:1.0 and the adjusted EBITDAX to net interest expense ratio not being more than 3.0:1.0 through July 2, 2008. We are in compliance with the revised ratios.

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

The registration rights agreement covering the Convertible Senior Notes provides for a penalty if the registration statement is filed and declared effective but thereafter ceases to be effective (a “Suspension Period”) for an aggregate of forty-five (45) days in any three month period or ninety (90) days in any twelve month period (an “Event Date”). Such penalty calls for an additional 0.25% per annum in interest expense on the aggregate principal amount of the Convertible Senior Notes for the first ninety (90) days following an Event Date and an additional 0.50% per annum in interest expense on the aggregate principal amount of the Convertible Senior Notes thereafter, until such Suspension Period ends upon the registration statement again becoming effective. Because we did not file our Quarterly Report on Form 10-Q for the nine month period ended September 30, 2006 in a timely manner, the registration statement for the Convertible Senior Notes became ineffective and we entered a Suspension Period on November 15, 2006. Such Suspension Period ended on January 23, 2007 when we provided notice that the Form 10-Q had been filed and the Suspension Period was no longer in effect. Because the Suspension Period exceeded forty-five (45) days in any three month period, we paid approximately $14,375 in additional interest expense. When we filed our Form 10-K for the year ended December 31, 2006, on March 16, 2007, we again entered a Suspension Period until we file and have declared effective an amendment to our registration statement on Form S-1. Therefore, we have accrued a liability of $53,168 at June 30, 2007, which represents 90 days of additional interest at 0.25%. Because of the previous Suspension Period, we exceeded the ninety (90) days in any twelve month period on the twenty- first (21st) day following the filing of our Form 10-K and again began to accrue additional interest as described above until we file and have declared effective an amendment to our registration statement on Form S-1.

Preferred Stock

As of June 30, 2007, there were 72,000 shares of Series A-1 Convertible Preferred Stock outstanding. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 450,000 Toreador common shares). The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter.

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

Dividends on our Series A-1 Convertible Preferred Stock are paid quarterly. For the three and six months ended June 30, 2007 dividends totaled $40,000 and $81,000, respectively, of which all was paid in cash. Dividends of $41,000 and $82,000, respectively, were paid for the three and six months ended June 30, 2006 of which all was paid in cash.

The loan and guarantee agreement with the International Finance Corporation prohibits us from paying dividends except as required by law or to pay the dividends on the Series A-1 Convertible Preferred Stock.

Contractual Obligations

The following table sets forth our contractual obligations in thousands at June 30, 2007 for the periods shown:

		Less Than	One to	Four to	More Than
	Total	One Year	Three Years	Five Years	Five Years

Long-term debt	$121,250	$—	$—	$—	$121,250
Lease commitments	1,389	339	374	270	406

Total contractual obligations	$122,639	$339	$374	$270	$121,656

Contractual obligations for long-term debt above do not include amounts for interest payments. We believe that sufficient funds will be available from operating cashflow, cash on hand, our current facilities, other facilities that we may enter into, any further public or private issuance of debt or equity securities, and the sale of properties to meet anticipated capital budget requirements and fund potential acquisitions through June 30, 2008

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in Form 10-K/A for the year ended December 31, 2006.

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

As of December 31, 2006, we had approximately $4.4 million of exploratory costs that had been capitalized for a period of one year or less including one well located in the United States, two wells in Hungary and two wells in Romania. The U.S. well has been completed and is being evaluated further. As of June 30, 2007, approximately $77,000 has been capitalized and if no additional work is done on the well by September 30, 2007, we will expense the well as dry hole cost. During the six month period ended June 30, 2007, we declared two Hungarian wells, two French wells and the three Romanian wells as dry holes and expensed approximately $17.1 million as dry hole cost.

As of December 31, 2006, we had approximately $856,000 of exploratory costs that had been capitalized for a period of greater than one year including two wells located in the United States. One of the wells was spudded on October 12, 2005 and the drilling rig was released on November 6, 2005 after the successful testing of the well. The closest natural gas pipeline connection was approximately three miles from the well and the operator chose to delay completion of the well until a satisfactory natural gas market could be identified and the well could be completed and tied into a sales line economically. We expect this to occur by year end 2007. The second well was spudded on August 4, 2005 and due to the multiple pay zones encountered in the well, testing continued through the first quarter of 2006. For the remainder of 2006 the operator evaluated the test results to devise a completion procedure that would achieve maximum production from all pay zones for a minimal amount of capital outlay. We anticipate that the well will be transferred from capitalized exploratory cost in 2007. Both wells and the related costs are included in oil and gas properties held for resale.

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

Derivatives

We periodically utilize derivatives instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil sales. In accordance with SFAS No. 133, Accounting for “Derivative Instruments and Hedging Activities”, we have elected not to designate the derivative financial instruments to which we are a party as hedges, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur. We determine the fair value of futures and swap contracts based on the difference between their fixed contract price and the underlying market price at the determination date. The realized and unrealized gains and losses on derivatives are recorded as a derivative fair value gain or loss in the income statement.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2007 and 2006

The following tables present production and average unit prices for the geographic segments indicated:

For the Three Months Ended June 30,

Production:	2007	2006	Average Price:	2007	2006

Oil (MBbls):			Oil ($/Bbl):
France	95	112	France	$64.87	$66.39
Turkey	17	17	Turkey	55.91	57.32
Romania	3	—	Romania	65.75	—

Total	115	129	Total	$63.57	$65.17

Gas (MMcf):			Gas ($/Mcf):
France	—	—	France	$—	$—
Turkey	203	—	Turkey	8.17	—
Romania	201	—	Romania	4.95	—

Total	404	—	Total	$6.57	$—

MBOE:			$/ BOE:
France	95	112	France	$64.87	$66.39
Turkey	51	17	Turkey	51.31	57.32
Romania	36	—	Romania	32.33	—

Total	182	129	Total	$54.63	$65.17

Revenue

Oil and natural gas sales

Oil and natural gas sales for the three months ended June 30, 2007 were $10 million, as compared to $8.4 million for the comparable period in 2006. This increase is primarily due to natural gas production from offshore Turkey, which began in May 2007 and Romanian production which was not established as of June 2006. This resulted in an additional $2.9 million in revenue. This was partially offset by a decline in French production of 17 MBbls and a decrease in the average price received for oil of $1.60. This resulted in a decrease in revenue of $1.3 million.

The above table compares both volumes and prices received for oil and natural gas for the three months ended June 30, 2007 and 2006. Oil and natural gas prices are and will continue to be extremely volatile and a significant change will have a material impact on our revenue.

Costs and expenses

Lease operating

Lease operating expense was $3.1 million, or $16.80 per BOE produced for the quarter ended June 30, 2007, as compared to $2.1 million, or $16.48 per BOE produced for the comparable period in 2006. The $1 million increase is primarily due to Turkey commencing natural gas production in the Black Sea and production in Romania which was not on-line for the comparable period in 2006.

Exploration expense

Exploration expense for the second quarter of 2007 was $2.7 million, as compared to $1.1 million in the second quarter of 2006. This increase is due primarily to an increase in our exploration staff to support our growing exploration program and geological and geophysical reviews of our exploratory drilling program for 2007 and 2008.

Depreciation, depletion and amortization

Second quarter 2007 depreciation, depletion and amortization expense was $5.4 million or $29.44 per BOE produced, as compared to $1.1 million, or $8.29 per BOE produced for the second quarter of 2006. This increase is primarily due to the start of production in offshore Turkey in May 2007 and Romania in August 2006. The depreciation rate per BOE in Turkey is excessively high due to the wells not receiving full reserve value because the wells were not on production when the last reserve evaluation was performed on the properties.

Dry hole expense

For three months ended June 30, 2007, we recorded dry hole expense of $9.1 million, which included one dry hole in France of $2.7 million, one dry hole in Romania totaling $4.4 million and $2.0 million of additional cost incurred on the dry holes drilled in the first quarter of 2007.

General and administrative

General and administrative expense, not including stock compensation expense, was $2.2 million, for the second quarter of 2007 compared with $1.9 million for the second quarter of 2006. The increase is primarily due to costs incurred for annual proxy materials, annual meeting and increased payroll due to staff increases.

Stock compensation expense

Stock compensation expense was $770,000, for the second quarter of 2007 compared with $685,000 for the second quarter of 2006. This increase is due to new grants that were granted by the Compensation Committee to employees, non employee Directors and consultants.

Gain/loss on oil and gas derivative contracts

This represents the net realized and unrealized loss on derivative financial instruments and fluctuates based on changes in the fair value of underlying commodities. We entered into futures and swap contracts for approximately 15,000 Bbls per month for the months of June 2007 through December 2008, the average strike price of the contracts is $67.36 and on June 30, 2007 the average fair value of the contracts was $69.50. This resulted in a net derivative fair value loss of $606,000 for the three months ended June 30, 2007. We were not a party to any derivative contracts in the comparable period of 2006.

Gain/loss on the sale of properties and other assets

For the three months ended June 30, 2007 we recorded a gain on the sale of the EPSolutions, EnergyNet and Capstone, all unconsolidated equity investments of $3.5 million.

Foreign currency exchange loss

We recorded a loss on foreign currency exchange of $16.8 million for the second quarter of 2007 compared with a loss of $1.1 million for the second quarter of 2006. This increased loss is primarily due to the weakening of the U.S. Dollar as compared to the Turkish Lira, Romanian Lei and the Hungarian Huf. In these countries the U.S. Dollar is the functional currency and foreign exchange translation gains and losses are charged to earnings. During the quarter ended June 30, 2007, the U.S. Dollar declined by approximately 5%, which resulted in the $16.8 million foreign currency loss.

Interest and other income

Interest and other income was $69,000 in the second quarter of 2007 as compared with income of $617,000 in the comparable period of 2006. At June 30, 2006 we had available cash of $51.2 million as compared to $18.7 million at June 30, 2007, resulting in less interest income in the current period.

Interest expense, net of interest capitalized

Interest expense was $313,000 for the three months ended June 30, 2007, as compared to zero for the comparable period of 2006. The increase interest expense is primarily due to the increase debt level for the three months ended June 30, 2007 as compared to the comparable quarter in 2006 and a reduction in the amount of interest that could be capitalized due to the assets in Turkey commencing production in May 2007.

Discontinued operations

On June 14, 2007, the Board of Directors has authorized management to sell all oil and gas properties in the United States. The sale of these properties completes the divestiture of the company’s non-core, domestic assets and allow us to focus exclusively on our international operations. The expected disposal date is August 31, 2007. Prior year financial statements for 2006 have been adjusted to present the operations of the U.S. properties as a discontinued operation. The assets and liabilities of the discontinued operations are presented separately under the captions “Oil and gas properties held for resale” and “Asset retirement obligations, oil and gas properties held for sale” respectively, in the Balance Sheet. The table below compares discontinued operations for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	2006

Revenue:
Oil and natural gas sales	$1,607	$1,857
Operating costs and expenses:
Lease operating expense	593	527
Exploration expense	30	91
Depreciation, depletion and amortization	304	218
Dry hole expense	23	—
General and administrative expense	126	113
Gain on sale of properties and other assets	—	(202)

Total operating costs and expenses	1,076	747

Operating income	531	1,110
Income tax provision	172	411
Income from discontinued operations	$359	$699

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2007 and 2006

The following tables present production and average unit prices for the geographic segments indicated:

For the Six Months Ended June 30,

Production:	2007	2006	Average Price:	2007	2006

Oil (MBbls):			Oil ($/Bbl):
France	194	237	France	$58.32	$62.08
Turkey	34	34	Turkey	51.85	54.55
Romania	6	—	Romania	57.07	—

Total	234	271	Total	$57.35	$61.14

Gas (MMcf):			Gas ($/Mcf):
France	—	—	France	$—	$—
Turkey	203	—	Turkey	8.17	—
Romania	375	—	Romania	4.57	—

Total	578	—	Total	$5.83	$—

MBOE:			$/ BOE:
France	194	237	France	$58.32	$62.08
Turkey	68	34	Turkey	50.43	54.55
Romania	68	—	Romania	29.94	—

Total	330	271	Total	$50.82	$61.14

Revenue

Oil and natural gas sales

Oil and natural gas sales for the six months ended June 30, 2007 were $16.8 million, as compared to $16.6 million for the comparable period in 2006. This increase is primarily due to natural gas production from offshore Turkey commencing in May 2007 and Romania commencing production in August 2006, neither of which was on production for the comparable period of 2006. This resulted in an additional $3.7 million in revenue. This was offset by a decrease in French production of 43 MBbls or $2.7 million and a decrease in the average price received for oil of $3.79 per Bbl or $864,000.

The above table compares both volumes and prices received for oil and natural gas for the six months ended June 30, 2007 and 2006. Oil and natural gas prices are and will continue to be extremely volatile and a significant change will have a material impact on our revenue.

Costs and expenses

Lease operating

Lease operating expense was $5.4 million, or $16.35 per BOE produced for the six months ended June 30, 2007, as compared to $4 million, or $14.82 per BOE produced for the comparable period in 2006. The $1.4 million increase is primarily due to natural gas production from offshore Turkey commencing production in May 2007 and production in Romania commencing production in August 2006, neither of which was on production for the comparable period of 2006.

Exploration expense

Exploration expense for the six months ended June 30, 2007 was $4.7 million, as compared to $2.1 million for the six months ended June 30, 2006. This increase is due primarily to an increase in our exploration staff to support our growing exploration program and geological and geophysical reviews of our exploratory drilling program for 2007 and 2008

Depreciation, depletion and amortization

For the six months ended June 30, 2007 depreciation, depletion and amortization expense was $7.4 million or $22.51 per BOE produced, as compared to $2.2 million, or $8.03 per BOE produced for the six months ended June 30, 2006. This increase is primarily due to the start of natural gas production in offshore Turkey in May 2007 and Romania in August 2006. The depreciation rate per BOE in Turkey is excessively high due to the wells not receiving full reserve value because the wells were not on production when the last reserve evaluation was performed on the properties.

Dry hole expense

For the six months ended June 30, 2007, we recorded dry hole expense of $17.1 million, which included two dry holes in France of $3.7 million, three dry holes in Romania totaling $10 million and two dry holes in Hungary totaling $3.4 million.

General and administrative

General and administrative expense, not including stock compensation expense and amounts due the former President and CEO, was $5.3 million, for the six months ended June 30, 2007 compared with $3.5 million for the six months ended June 30, 2006. The increase is primarily due to increased costs (accounting, legal and printing) of restating the financial statements for the years ended December 31, 2003, 2004 and 2005 and the quarters ended March 31, 2006 and June 30, 2006 and the 2006 audit of approximately $1.1 million, increased professional fees for engineering and recruiters of $213,000, increased travel costs $185,000, and increased Board of Director fees and expenses of $145,000 due to increasing the size of the Board and additional meetings held in January 2007 due to the restatement of the financial statements for the years ended December 31, 2003, 2004 and 2005.

Stock compensation expense

Stock compensation expense was $1.7 million, for the first six months of 2007 compared with $1.1 million for the first six months of 2006. This increase is due to new grants that were granted by the Compensation Committee to employees, non employee Directors and consultants during the last two quarters of 2006 and the first 2 quarters of 2007.

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

Gain/loss on oil and gas derivative contracts

This represents the net realized and unrealized loss on derivative financial instruments and fluctuates based on changes in the fair value of underlying commodities. We entered into futures and swap contracts for approximately 15,000 Bbls per month for the months of June 2007 through December 2008, the average strike price of the contracts is $67.36 and on June 30, 2007 the average fair value of the contracts was $69.50. This resulted in a net derivative fair value loss of $606,000 for the six months ended June 30, 2007. We were not a party to any derivative contracts in the comparable period of 2006.

Gain/loss on the sale of properties and other assets

For the six months ended June 30, 2007 we recorded a gain on the sale of the EPSolutions, EnergyNet and Capstone, all unconsolidated equity investments of $3.5 million.

Foreign currency exchange loss

We recorded a loss on foreign currency exchange of $15.8 million for the six months ended June 30, 2007 compared with $873,000 loss for the comparable period of 2006. This increased loss is primarily due to the weakening of the U.S. Dollar as compared to the Turkish Lira, Romanian Lei and the Hungarian Huf. In these countries the U.S. Dollar is the functional currency and foreign exchange translation gains and losses are charged to earnings.

Interest and other income

Interest and other income was $582,000 for the period ended June 30, 2007 as compared with $1.5 million in the comparable period of 2006. The decrease is primarily due to the decrease in cash at June 30, 2007 when compared to the cash balance at June 30, 2006.

Interest expense, net of capitalization

Interest expense was $909,000 for the six months ended June 30, 2007, as compared to $249,000 for the comparable period of 2006. The increase in interest expense is primarily due expensing the deferred loan fees on the $15 million facility and the Texas Capital Bank facility since this facility was paid off in the first quarter of 2007 and the increase debt level for the six months ended June 30, 2007 as compared to the comparable period in 2006.

Discontinued operations

On June 14, 2007, the Board of Directors has authorized management to sell all oil and gas properties in the United States. The sale of these properties completes the divestiture of the company’s non-core, domestic assets and allow us to focus exclusively on our international operations. The expected disposal date is August 31, 2007. Prior year financial statements for 2006 have been adjusted to present the operations of the U.S. properties as a discontinued operation. The assets and liabilities of the discontinued operations are presented separately under the captions “Oil and gas properties held for resale” and “Asset retirement obligations, oil and gas properties held for sale” respectively, in the Balance Sheet. The table below compares discontinued operations for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006

Revenue:
Oil and natural gas sales	$3,019	$3,481
Operating costs and expenses:
Lease operating expense	1,128	1,073
Exploration expense	88	99
Depreciation, depletion and amortization	551	412
Dry hole expense	172	—
General and administrative expense	299	271
Gain on sale of properties and other assets	(620)	(202)

Total operating costs and expenses	1,618	1,653

Operating income	1,401	1,828
Income tax provision	491	676
Income from discontinued operations	$910	$1,152

Other comprehensive income

The most significant element of comprehensive income, other than net income, is foreign currency translation. For the six months ended June 30, 2007, we had accumulated an unrealized income of $18.5 million, as compared to an unrealized loss of $5.1 million for the comparable period in 2006. The primary reason for the increase is due to the weakening of the U.S. Dollar compared to the Euro, Turkish Lira, Romania Lei and the Hungarian Forint in the

first six months of 2007. The functional currency of our operations in France is the Euro and in Romania, Turkey and Hungary the functional currency is the United States Dollar.

The functional currency of our operations in France is the Euro, the functional currency in Romania, Turkey and in Hungary is the US Dollar. The exchange rates at June 30, 2007 and 2006 were:

	June 30,
	2007	2006

Euro	$1.3505	$1.2713

New Turkish Lira	$0.7612	$0.6332

Romanian Lei	$0.4327	$0.3547

Hungarian Forint	$0.0055	$0.0050

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the six months ended June 30, 2007. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s 2006 Annual Report on Form 10-K.

ITEM 4 —	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Vice President — Finance & Accounting and Chief Accounting Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President — Finance & Accounting and Chief Accounting Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Vice President — Finance & Accounting and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives because the material weaknesses described below had not been completely remediated by June 30, 2007.

The following material weaknesses are the basis for our conclusion as of June 30, 2007:

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

Changes in Internal Control over Financial Reporting

In the quarter ended June 30, 2007, we (i) continued improving the computerized integrated financial reporting system in order to automate the manual processes that are causing errors in spreadsheets and (ii) hired an additional experienced oil and gas accountant to allow for improved segregation of duties and a more through review by senior financial officers of the financial statements and underlying supporting documentation which have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In addition, in the quarter ended June 30, 2007, management continued reviewing additional solutions to eliminate the weakness of not having adequate review and approval process for recording journal entries, changes made to the general ledger and review of sensitive calculations, reconciliations and spreadsheets. Management is in the process of making the following changes to its system of internal controls which should remediate the internal control weaknesses:

•	We are providing additional training to our accounting staff and acquiring other accounting resources to improve our ability to report our financial statements in accordance with generally accepted accounting principles; and

•	We are formally documenting our accounting policies and procedures.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities in the quarter ended June 30, 2007 that have not been reported in Current Reports on Form 8-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted a proxy statement to the Company’s stockholders as of the record date, April 17, 2007. The proxy statement was furnished to the Company’s stockholders in connection with the Annual Meeting of Stockholders held on June 14, 2007. There were 18,977,922 shares entitled to vote at the meeting. The results were as follows:

To elect members of the Board of Directors:

Nominee	Votes For	Votes Withheld

Alan D. Bell	12,824,367	246,774
David M. Brewer	12,612,081	458,560
Herbert L. Brewer	12,538,276	532,865
Peter L. Falb	12,732,343	338,798
William I. Lee	11,104,372	1,966,769
Nigel J. Lovett	12,791,780	279,361
John Mark McLaughlin	12,684,573	386,568
Nicholas Rostow	12,808,899	262,242
H.R. Sanders, Jr.	11,109,176	1,961,965
Herbert C. Williamson III	12,812,376	258,765

To ratify the selection by the Company’s Audit Committee of Grant Thornton, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007:

Votes For	Votes Against	Votes Abstaining

12,933,777	85,428	51,936

ITEM 6 —	EXHIBITS

Exhibit
Number	Description	Incorporation by Reference

2.1	Agreement for Purchase and Sale among Toreador Resources Corporation, Toreador Exploration & Production Inc. and Toreador Acquisition Corporation, as Sellers, and RTF Realty Inc., as Buyer dated August 2, 2007. (Certain of the exhibits and schedules have been omitted from this filing. An exhibit to the exhibit and schedules is contained in the Agreement for Purchase and Sale and the omitted exhibits and schedules are available to the Securities and Exchange Commission upon request.)	Previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed on August 6, 2007, File No. 0-2517, and incorporated herein by reference.
10.1	Separation and Mutual Release Agreement by and between G. Thomas Graves III and Toreador Resources Corporation dated April 17, 2007.	Previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed on April 20, 2007, File No. 0-2517, and incorporated herein by reference.
10.2	Form of Amendment to Form of 2005 Outside Director Restricted Stock Agreement.	Previously filed as Exhibit 10.41 to Toreador Resources Corporation Registration Statement on Form S-1 (SEC No. 333-142731) on May 8, 2007 and incorporated herein by reference.
10.3	Increase in Salaries of Michael FitzGerald and Edward Ramirez effective May 1, 2007.	Previously filed as Exhibit 10.42 to Toreador Resources Corporation Registration Statement on Form S-1 (SEC No. 333-142731) on May 8, 2007 and incorporated herein by reference.
10.4	Summary Sheet: 2007 Charles J. Campise Annual Base Salary	Previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed on June 18, 2007, File No. 0-2517, and incorporated herein by reference.
10.5	Employment Agreement of Michael FitzGerald dated March 14, 2007.	Previously filed as Exhibit 10.34 to Toreador Resources Corporation Registration Statement on Amendment No. 1 to Form S-1 (SEC No. 333-142731) on July 23, 2007 and incorporated herein by reference.
10.6	Employment Agreement of Douglas Weir dated March 14, 2007.	Previously filed as Exhibit 10.35 to Toreador Resources Corporation Registration Statement on Amendment No. 1 to Form S-1 (SEC No. 333-142731) on July 23, 2007 and incorporated herein by reference.
10.7	Form of 2007 Outside Director Restricted Stock Award Agreement.	Previously filed as Exhibit 10.56 to Toreador Resources Corporation Registration Statement on Amendment No. 1 to Form S-1 (SEC No. 333-142731) on July 23, 2007 and incorporated herein by reference.

Exhibit
Number	Description	Incorporation by Reference

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Vice President — Finance & Accounting and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer and Vice President — Finance & Accounting and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION, Registrant

August 9, 2007	/s/ Nigel J. Lovett Nigel J. Lovett President and Chief Executive Officer

August 9, 2007	/s/ Charles J. Campise Charles J. Campise Vice President — Finance & Accounting and Chief Accounting Officer