Form 10-Q
period 2007-09-30
TOREADOR RESOURCES CORP
filed 2007-11-09
CIK 98720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-02517

TOREADOR RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	75-0991164 (I.R.S. Employer Identification Number)

13760 Noel Road, Suite 1100
Dallas, Texas 75240
(Address of principal executive office)

Registrant’s telephone number, including area code:

(214) 559-3933

4809 Cole Ave., Suite 108
Dallas, Texas 75205
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

As of November 9, 2007, there were 19,378,876 shares of common stock outstanding.

TOREADOR RESOURCES CORPORATION

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$20,428	$12,664
Restricted cash	—	12,734
Accounts receivable	14,215	9,547
Income taxes receivable	—	1,260
Other	782	8,445
Oil and gas properties held for resale	—	9,916

Total current assets	35,425	54,566

Oil and natural gas properties, net, using successful efforts method of accounting	280,482	241,099
Investments in unconsolidated entities	—	2,659
Investments	500	—
Restricted cash	10,402	7,770
Goodwill	4,992	4,551
Other assets	6,545	6,559

	$338,346	$317,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,423	$33,827
Current portion of long-term debt	—	5,000
Asset retirement obligations, oil and gas properties held for sale	—	606
Income taxes payable	652	745

Total current liabilities	21,075	40,178

Long-term accrued liabilities	1,183	394
Long-term debt, net of current portion	30,000	21,550
Long-term asset retirement obligations	5,051	4,519
Deferred income tax liabilities	15,953	17,162
Convertible senior notes	86,250	86,250

Total liabilities	159,512	170,053

Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A-1, $1.00 par value, 4,000,000 shares authorized; liquidation preference of $1,800; 72,000 shares issued	72	72
Common stock, $0.15625 par value, 30,000,000 shares authorized; 20,130,053 and 16,655,511 shares issued	3,145	2,602
Additional paid-in capital	163,426	111,708
Retained earnings (deficit)	(22,749)	31,980
Accumulated other comprehensive income	37,474	3,323
Treasury stock at cost, 721,027 shares	(2,534)	(2,534)

Total stockholders’ equity	178,834	147,151

	$338,346	$317,204

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2007	2006
	(In thousands, except per share data) (Unaudited)

Oil and natural gas sales	$12,400	$8,835
Operating costs and expenses:
Lease operating	2,943	2,176
Exploration expense	4,812	—
Depreciation, depletion and amortization	6,098	1,702
Dry hole expense	4,250	—
General and administrative	5,013	2,144
Loss on oil and gas derivative contracts	207	—
Loss on sale of properties and other assets	—	11

Total operating costs and expenses	23,323	6,033

Operating income (loss)	(10,923)	2,802
Other income (expense):
Equity in earnings of unconsolidated investments	—	71
Foreign currency exchange gain (loss)	(13,576)	2,736
Interest and other income	283	545
Interest expense, net of interested capitalized	(1,600)	—

Total other income (expense)	(14,893)	3,352

Income (loss) before taxes	(25,816)	6,154
Income tax provision	945	1,005

Income (loss) from continuing operations	(26,761)	5,149
Income from discontinued operations	6,021	323

Net income (loss)	(20,740)	5,472
Preferred dividends	(40)	(40)

Income (loss) available to common shares	$(20,780)	$5,432

Basic income (loss) available to common shares per share:
From continuing operations	$(1.40)	$0.33
From discontinued operations	0.31	0.02

	$(1.09)	$0.35

Diluted income (loss) available to common shares per share:
From continuing operations	$(1.40)	$0.31
From discontinued operations	0.31	0.02

	$(1.09)	$0.33

Weighted average shares outstanding:
Basic	19,170	15,637

Diluted	19,170	18,677

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2007	2006
	(In thousands, except per share data) (Unaudited)

Oil and natural gas sales	$29,183	$25,425
Operating costs and expenses:
Lease operating	8,337	6,191
Exploration expense	9,544	2,001
Depreciation, depletion and amortization	13,525	3,946
Dry hole expense	21,357	—
General and administrative	14,248	6,896
Loss on oil and gas derivative contracts	813	—
Gain on sale of properties and other assets	(3,584)	(438)

Total operating costs and expenses	64,240	18,596

Operating income (loss)	(35,057)	6,829
Other income (expense):
Equity in earnings of unconsolidated investments	22	263
Foreign currency exchange gain (loss)	(29,347)	1,863
Interest and other income	865	1,973
Interest expense, net of interested capitalized	(2,510)	(162)

Total other income (expense)	(30,970)	3,937

Income (loss) before taxes	(66,027)	10,766
Income tax provision (benefit)	(4,534)	2,090

Income (loss) from continuing operations	(61,493)	8,676
Income from discontinued operations	6,931	1,517

Net income (loss)	(54,562)	10,193
Preferred dividends	(122)	(122)

Income (loss) available to common shares	$(54,684)	$10,071

Basic income (loss) available to common shares per share:
From continuing operations	$(3.41)	$0.55
From discontinued operations	0.38	0.10

	$(3.03)	$0.65

Diluted income (loss) available to common shares per share
From continuing operations	$(3.41)	$0.54
From discontinued operations	0.38	0.09

	$(3.03)	$0.63

Weighted average shares outstanding:
Basic	18,092	15,488

Diluted	18,092	17,316

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
							Other
	Preferred	Preferred	Common	Common	Additional	Retained	Comprehensive	Treasury	Total
	Stock	Stock	Stock	Stock	Paid-in	Earnings/	Income	Stock	Stockholders’
	(Shares)	($)	(Shares)	($)	Capital	(Deficit)	(loss)	($)	Equity
	(In thousands)
	(Unaudited)

Balance at December 31, 2006	72	$72	16,656	$2,602	$111,708	$31,980	$3,323	$(2,534)	$147,151
Cash payment of preferred dividends	—	—	—	—	—	(122)	—	—	(122)
Exercise of stock options	—	—	296	45	1,440	—	—	—	1,485
Issuance of common stock	—	—	3,037	476	49,939	—	—	—	50,415
Issuance of restricted stock	—	—	141	22	(22)	—	—	—	—
Adoption FIN 48	—	—	—	—	—	(45)	—	—	(45)
Amortization of deferred stock compensation	—	—	—	—	3,374	—	—	—	3,374
Payment of equity issuance costs	—	—	—	—	(3,013)	—	—	—	(3,013)
Net loss	—	—	—	—	—	(54,562)	—	—	(54,562)
Foreign currency translation adjustments	—	—	—	—	—	—	34,151	—	34,151

Balance at September 30, 2007	72	$72	20,130	$3,145	$163,426	$(22,749)	$37,474	$(2,534)	$178,834

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(54,562)	$10,193
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,136	4,564
Gain on sale of oil and gas properties and other assets	(3,584)	(640)
Gain on sale of discontinued operations	(9,244)	—
Equity in earnings of unconsolidated investments	(22)	(263)
Stock based compensation	3,374	1,936
Realized (gain) on foreign currency derivative transactions	—	(1,863)
Dry hole expense	21,460	—
Deferred income taxes benefit	(1,893)	1,151
(Increase) decrease in accounts receivable	(3,775)	5,336
Decrease in other current assets	7,787	—
(Increase) decrease in other assets	64	(5,299)
Increase in accounts payable and accrued liabilities	1,264	30,639
Increase (decrease) in income taxes payable	439	(1,333)

Net cash provided by (used in) operating activities	(24,556)	44,421

Cash flows from investing activities:
Expenditures for property and equipment	(82,300)	(93,851)
Restricted cash	10,742	(23,804)
Short-term investments	—	40,000
Proceeds from sale of oil and gas properties, investments and other assets	26,074	—
Distributions from unconsolidated subsidiaries	60	—
Purchase of long term investments	(500)	—
Investments in unconsolidated subsidiaries	—	35

Net cash used in investing activities	(45,924)	(77,620)

Cash flows from financing activities:
Borrowings from long-term debt	25,000	—
Repayments of long-term debt	(21,550)	(5,000)
Payment of equity issue cost	(3,013)	—
Proceeds from issuance of common stock	50,415	969
Payment of preferred dividends	(122)	(122)
Tax benefit of stock option exercises	—	1,210
Exercise of stock options	1,485	—

Net cash provided by (used in) financing activities	52,215	(2,943)

Net decrease in cash and cash equivalents	(18,265)	(36,142)
Effects of foreign currency translation on cash and cash equivalents	26,029	7,163
Cash and cash equivalents, beginning of period	12,664	53,113

Cash and cash equivalents, end of period	$20,428	$24,134

Supplemental disclosures:
Cash paid during the period for interest, net of interest capitalized	$1,000	$162
Cash paid during the period for income taxes	$2,200	$728

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 —	BASIS OF PRESENTATION

The consolidated financial statements of Toreador Resources Corporation and subsidiaries (“Toreador,” “we,” “us,” “our,” or the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated balance sheet at December 31, 2006 is derived from the December 31, 2006 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s amended annual report on Form 10-K/A for the year ended December 31, 2006. Certain prior-year amounts have been reclassified and adjusted to conform to the 2007 presentation and to present the operations of the U.S. properties as a discontinued operation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue 06-11 requires an employer to recognize tax benefits realized from dividend or dividend equivalents paid to employees for certain share-based payment awards as an increase to additional paid-in capital and include such amounts in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. We are currently assessing the effect, if any, the adoption of EITF Issue 06-11 will have on our financial statements and related disclosures.

NOTE 2 —	CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, restricted cash and accounts receivable. We place our cash with high credit quality financial institutions. We sell oil and natural gas to various customers. Historically, we have not experienced any losses related to accounts receivable, and accordingly, we do not believe an allowance for doubtful accounts is warranted at September 30, 2007. Substantially all of our accounts receivable are due from our joint interest partners in the Black Sea, offshore Turkey and from the purchasers of oil and natural gas.

We periodically review the collectability of accounts receivable and record a valuation allowance for those accounts which are, in our judgment, unlikely to be collected. We have not had any significant credit losses in the past and we believe our accounts receivable are fully collectable.

Accounts receivable consisted of the following:

	September 30,	December 31,
	2007	2006

Accrued oil and natural gas sales receivables	$5,824	$3,597
Joint interest receivables	5,840	612
Trade receivables	1,693	3,394
Other accounts receivable	858	1,944

	$14,215	$9,547

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	EARNINGS (LOSS) PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per common share computation:

	Three Months Ended
	September 30,
	2007	2006

Basic earnings (loss) per share:
Numerator:
Income (loss) from continuing operations, net of income tax	$(26,761)	$5,149
Less: dividends on preferred shares	40	40

Net income (loss) from continuing operations	(26,801)	5,109
Income from discontinued operations, net of income tax	6,021	323

Income (loss) available to common shareholders	$(20,780)	$5,432

Denominator:
Common shares outstanding	19,170	15,637

Basic earnings (loss) available to common shareholders per share from:
Continuing operations	$(1.40)	$0.33
Discontinued operations	0.31	0.02

	$(1.09)	$0.35

Diluted earnings (loss) per share:
Numerator:
Income (loss) from continuing operations, net of income tax	$(26,761)	$5,149
Plus: interest on convertible debt	—	679
Less: dividends on preferred shares, if antidilutive	40	—

Net income (loss) from continuing operations	(26,801)	5,828
Income from discontinued operations, net of income tax	6,021	323

Income (loss) available to common shareholders	$(20,780)	$6,151

Denominator:
Weighted average common shares outstanding	19,170	15,637
Common stock options and warrants	— (1)	575
Conversion of preferred shares	— (1)	450
Conversion of 5.0% notes payable	— (2)	2,015
Restricted stock	— (1)	—

Diluted shares outstanding	19,170	18,677

Diluted earnings (loss) available to common shareholders per share from:
Continuing operations	$(1.40)	$0.31
Discontinued operations	0.31	0.02

	$(1.09)	$0.33

(1)	Conversion of these securities would result in the issuance of 555,047 shares of common stock that are antidulitive; therefore, there are no dilutive shares.

(2)	Conversion of these securities would result in the issuance of 2,014,716 common shares that are antidulitive. The 5% notes payable were issued September 27, 2005 and September 30, 2005.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30,
	2007	2006

Basic earnings (loss) per share:
Numerator:
Income (loss) from continuing operations, net of income tax	$(61,493)	$8,676
Less: dividends on preferred shares	122	122

Net income (loss) from continuing operations	(61,615)	8,554
Income from discontinued operations, net of income tax	6,931	1,517

Income (loss) available to common shareholders	$(54,684)	$10,071

Denominator:
Common shares outstanding	18,092	15,488

Basic earnings (loss) available to common shareholders per share from:
Continuing operations	$(3.41)	$0.55
Discontinued operations	0.38	0.10

	$(3.03)	$0.65

Diluted earnings (loss) per share:
Numerator:
Income (loss) from continuing operations, net of income tax	$(61,493)	$8,676
Plus: interest on convertible debt	—	685
Less: dividends on preferred shares, if antidulitive	122	—

Net income (loss) from continuing operations	(61,615)	9,361
Income from discontinued operations, net of income tax	6,931	1,517

Income (loss) available to common shareholders	$(54,684)	$10,878

Denominator:
Weighted average common shares outstanding	18,092	15,488
Common stock options and warrants	— (1)	671
Conversion of preferred shares	— (1)	450
Conversion of 5.0% notes payable	— (2)	672
Restricted stock	— (1)	—
Conversion of debenture	— (3)	35

Diluted shares outstanding	18,092	17,316

Diluted earnings (loss) available to common shareholders per share from:
Continuing operations	$(3.41)	$0.54
Discontinued operations	0.38	0.09

	$(3.03)	$0.63

(1)	Conversion of these securities would result in the issuance of 622,599 shares of common stock that are antidilutive; therefore, there are no dilutive shares.

(2)	Conversion of these securities would result in the issuance of 2,014,716 common shares that are antidulitive. The 5% notes payable were issued September 27, 2005 and September 30, 2005.

(3)	The convertible debenture was converted to common stock in the first quarter of 2006.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss), net of related tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income (loss)	$(20,740)	$5,472	$(54,562)	$10,193
Foreign currency translation adjustment	15,689	9,576	34,151	4,488

Comprehensive income/ (loss)	$(5,051)	$15,048	$(20,411)	$14,681

NOTE 5 —	LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2007	2006

Revolving line of credit with Texas Capital Bank, N.A.	$—	$5,550
Revolving line of credit with Natixis Banques Populaires	—	11,000
Secured revolving facility with the International Finance Corporation	30,000	10,000
Convertible senior notes	86,250	86,250

	116,250	112,800
Less: current portion	—	(5,000)

	$116,250	$107,800

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The registration rights agreement covering the Notes provides for a penalty if the registration statement is filed and declared effective but thereafter ceases to be effective (a “Suspension Period”) for an aggregate of forty-five (45) days in any three month period or ninety (90) days in any twelve month period (an “Event Date”). Such penalty calls for an additional 0.25% per annum in interest expense on the aggregate principal amount of the Notes for the first ninety (90) days following an Event Date and an additional 0.50% per annum in interest expense on the aggregate principal amount of the Notes thereafter, until such Suspension Period ends upon the registration statement again becoming effective or the Notes being eligible for sale pursuant to Rule 144(k) promulgated pursuant to the Securities Act of 1933. Because we did not file our Quarterly Report on Form 10-Q for the nine month period ended September 30, 2006 in a timely manner, the registration statement for the Notes became ineffective and we entered a Suspension Period on November 15, 2006. Such Suspension Period ended on January 23, 2007 when we provided notice that the Form 10-Q had been filed and the Suspension Period was no longer in effect. Because the Suspension Period exceeded forty-five (45) days in any three month period, we paid approximately $14,375 in additional interest expense. On March 16, 2007, the date we filed our Form 10-K for the year ended December 31, 2006, we again entered a Suspension Period until all the Notes became eligible for sale pursuant to Rule 144(k) on September 30, 2007. On October 1, 2007, $155,000 was deposited with the trustee for the Notes as the penalty for any holders of the Notes who were eligible on October 1, 2007 to receive a pro rate portion of such payment. Such eligible holders had to have registered their Notes on the registration statement and still held those Notes on October 1, 2007. Through November 7, 2007, we had released $3,943 of the penalty deposit to eligible holders of Notes.

SECURED REVOLVING FACILITY WITH THE INTERNATIONAL FINANCE CORPORATION

On December 28, 2006, we guaranteed the obligations of certain of our direct and indirect subsidiaries in a loan and guarantee agreement with International Finance Corporation. The loan and guarantee agreement provides for a $25 million loan facility which is a secured revolving facility with a current maximum facility amount of $25 million which will increase to $40 million when the projected total borrowing base amount exceeds $50 million. The $25 million facility was funded on March 2, 2007. The loan and guarantee agreement also provides for a $10 million facility which was funded on December 28, 2006. In September 2007, we repaid $5 million on the $25 million facility from proceeds received on the U.S. oil and gas property sale. As of September 30, 2007 we have $5 million of total borrowing capacity under the credit facilities. Both the $25 million facility and $10 million facility are to fund our operations in Turkey and Romania.

Interest accrues on any loans under the $25 million facility at a rate of 2% over the six month LIBOR rate. Interest accrued on the $10 million facility at a rate of 1.5% over the six month LIBOR rate until the $25 million facility was funded after which the rate for the $10 million facility was lowered to 0.5% over the six month LIBOR rate. As of September 30, 2007, the interest rate on the $10 million facility was 5.91% and the interest rate on the $25 million facility was 7.41%. Interest is to be paid on each June 15 and December 15. At September 30, 2007 we have accrued interest of $644,031 and have paid $990,102 in interest during the nine months ended September 30, 2007.

On December 31, 2011, the maximum amount available under the $25 million facility begins to decrease by $5 million every six months from $40 million (assuming the projected borrowing base amount exceeds $50 million)

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

until the final portion of the $25 million facility is due on December 15, 2014. On December 15, 2014, $5 million of the $10 million facility is to be repaid with the remaining $5 million being due on June 15, 2015.

We are required to meet the following ratios on a consolidated basis: (i) the life of loan coverage ratio of not less than: (a) 1.2:1.0 in 2006 and 2007; (b) 1.3:1.0 in 2008; and (c) 1.4:1.0 in 2009 and each subsequent year thereafter; (ii) reserve tail ratio of not less than 25%; (iii) adjusted financed debt to EBITDAX ratio of not more than 3.0:1.0; (iv) liabilities to tangible net worth ratio of not more than 60:40; and (v) interest coverage ratio of not less than 3.0:1.0. On August 9, 2007, the covenant requirements were amended to replace the adjusted financial debt to EBITDA ratio not being more than 3.0:1.0 with the adjusted financial debt to EBITDAX ratio not being more than 3.0:1.0 and the definition of interest coverage ratio was adjusted to include EBITDAX instead of EBITDA for calculation purposes. At September 30, 2007, we were in compliance with the above ratios

We are subject to certain negative covenants, including, but not limited to, the following: (i) subject to certain exceptions, paying dividends; (ii) subject to certain exceptions, incurring debt, making guarantees or creating or permitting to exist any liens, (iii) subject to certain exceptions, making or permitting to exist loans or advances to, or deposits, with other persons or investments in any person or enterprise; (iv) subject to certain exceptions, selling, transferring, leasing or otherwise disposing of all or a material part of our borrowing base assets; and (v) subject to certain exceptions, undertaking or permitting any merger, spin-off, consolidation or reorganization

REVOLVING LINE OF CREDIT WITH NATIXIS BANQUES POPULAIRES

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

As a result of not providing the lender, Natixis, with our unaudited consolidated financial statements for the nine month period ended September 30, 2006 within forty-five (45) days after the end of such quarter, we were in default under the $15 million facility. Until January 16, 2007, Natixis waived such default and any other default under the facility as a result of us not yet providing such financial statements. On January 16, 2007, we filed the Form 10-Q for the quarter ended September 30, 2006 and provided the unaudited consolidated financial statements contained in the Form 10-Q to Natixis which cured the default.

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the changes in our asset retirement liability (including the oil and gas properties held for sale) during the nine months ended September 30, 2007 and 2006:

	2007	2006

Asset retirement obligation January 1	$5,125	$3,630
Asset retirement accretion expense	194	372
Foreign currency exchange loss	(92)	—
Property additions	448	—
Property dispositions	(624)	—

Asset retirement obligation at September 30	$5,051	$4,002

NOTE 7 —	GEOGRAPHIC OPERATING SEGMENT INFORMATION

We have operations in only one industry segment, the oil and natural gas exploration and production industry. We are structured along geographic operating segments or regions. As a result, we have reportable operations in the United States, France, Turkey and Romania and Hungary.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide the geographic operating segment data required by Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information”.

	Three Months Ended September 30, 2007(1)
	United States	France	Turkey	Romania	Hungary	Total

Revenues	$10	$6,714	$4,687	$989	$—	$12,400
Costs and expenses	2,643	3,565	10,025	6,556	533	23,323

Operating income (loss)	$(2,634)	$3,149	$(5,338)	$(5,567)	$(533)	$(10,923)

	Three Months Ended September 30, 2006
Revenues	$5	$6,834	$1,200	$796	$—	$8,835
Costs and expenses	1,712	3,021	457	1,135	(292)	6,033

Operating income (loss)	$(1,707)	$3,813	$743	$(339)	$292	$2,802

	Nine Months Ended September 30, 2007(2)
Revenues	$27	$18,024	$8,098	$3,034	$—	$29,183
Costs and expenses	7,691	14,754	15,686	21,010	5,099	64,240

Operating income (loss)	$(7,664)	$3,270	$(7,588)	$(17,976)	$(5,099)	$(35,057)

	Nine Months Ended September 30, 2006
Revenues	$16	$21,564	$3,049	$796	$—	$25,425
Costs and expenses	5,276	9,770	1,563	1,348	639	18,596

Operating income (loss)	$(5,260)	$11,794	$1,486	$(552)	$(639)	$6,829

	Total Assets(3)
September 30, 2007	$21,432	$98,991	$180,947	$19,050	$17,926	$338,346

December 31, 2006	$24,529	$91,342	$162,013	$23,739	$15,581	$317,204

(1)	For the three months ended September 30, 2007, we recorded dry hole expense of $4.3 million in Turkey.

(2)	For the nine months ended September 30, 2007, we recorded dry hole expense of $21.4 million, which included two dry holes in France of $3.7 million, three dry holes in Romania totaling $10 million, two dry holes in Hungary totaling $3.4 million and one dry hole in Turkey of $4.3 million.

(3)	Each segment’s total assets reflect the effect of intersegment eliminations.

NOTE 8 —	INCOME TAXES

At September 30, 2007, we had recorded an income tax payable of $652,000 resulting primarily from taxes payable by the French subsidiary. For the nine months ended September 30, 2007 and 2006 we paid income taxes of approximately $2.2 million and $728,000, respectively, related to French taxable income. As of September 30, 2007, our U.S. net operating loss generated a $4.2 million tax benefit related to continuing operations which was increased by $276,000 of foreign tax benefit , resulting in an income tax benefit of $4.5 million applicable to continuing operations. Discontinued operations recorded a tax expense of $4.0 million for the nine months ended September 30, 2007. Our effective income tax rate differs from the statutory rates applicable to jurisdictions in which we operate due primarily to the establishment of a United States and Hungarian valuation allowance of

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$6.7 million which was required because we could not be assured of the future utilization of net operating losses of $24 million.

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

The company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $28,000 for the accrual of interest and penalties at January 1, 2007 which is included as a component of the $357,000 unrecognized tax benefit noted above. During the nine months ended September 30, 2007, the Company recognized $20,000 in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We file several state and foreign tax returns, many of which remain open for examination for five years.

NOTE 9 —	COMMON STOCK

On March 23, 2007, we closed a $45 million private placement of equity. In the transaction, we issued an aggregate of 2,710,843 shares of common stock to six institutional investors, providing us with $45 million of gross proceeds at closing. We also granted the investors the right to purchase an additional $8.1 million aggregate amount of common stock within the next 30-day period. On April 23, 2007, two of the institutional investors exercised their warrants for an aggregate of 326,104 additional shares of common stock, providing us with approximately $5.4 million of gross proceeds. The net proceeds from the private placement totaled approximately $47 million and are being used to help fund our 2007 exploration and development activities.

In connection with the private placement, we entered into a Registration Rights Agreement with the investors. The Registration Rights Agreement provided that we would file a registration statement with the Securities and Exchange Commission covering the resale of the common stock within 60 days after the closing date. If the registration statement was not filed with the Securities and Exchange Commission within such time, we had to pay 1.0% of the aggregate purchase price, an additional 1.0% on the one month anniversary of the 60th day after closing if the registration statement had not been filed by such date and an additional 2.0% of the aggregate purchase price for each 30 day period after the one month anniversary if the registration statement was not filed by such date. We filed the registration statement with the Securities and Exchange Commission on May 8, 2007. If the registration statement was not declared effective by the Securities and Exchange Commission within 150 days after the closing date, we had to pay 1.0% of the aggregate purchase price, an additional 1.0% on the one month anniversary of the 150th day after the closing if the registration statement had not been declared effective by the Securities and Exchange Commission by such date and an additional 2.0% of the aggregate purchase price for each 30 day period after the one month anniversary if the registration statement was not declared effective by such date. The registration statement was declared effective July 26, 2007. Now that the registration statement has been declared effective by the Securities and Exchange Commission, if, subject to certain exceptions, future sales cannot be made pursuant to the registration statement after 60 days has elapsed, we must pay 1.0% of the aggregate purchase price on the date sales cannot be made pursuant to the registration statement, an additional 1% on the one month anniversary of the date sales are not permitted under the registration statement if sales are not permitted under the registration statement by such date and an additional 2.0% of the aggregate purchase price for each 30 day period after the one month anniversary if sales under the registration statement are not permitted by such date. Any one

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

month or 30 day periods during which we cure the violation will cause the payment for such period to be made on a pro rata basis.

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

For the nine months ended September 30, 2007, there were 295,700 shares of common stock issued due to the exercise of stock options. The Company received $1.5 million in proceeds from these exercises. The Company also issued 141,895 restricted stock grants to employees, directors and consultants.

NOTE 10 —	CAPITALIZED INTEREST

We capitalize interest on major projects that require an extended period of time to complete. Interest capitalized for three months ended September 30, 2007 and 2006 was $298,000 and $1.4 million, respectively. For the nine months ended September 30, 2007 and 2006 interest capitalized was $3.8 million and $3.5 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	DISCONTINUED OPERATIONS

On June 14, 2007, the Board of Directors authorized management to sell all oil and gas properties in the United States. The sale of these properties completes the divestiture of the company’s non-core domestic assets and allows us to focus exclusively on our international operations. The sale was closed on September 1, 2007. The sales price was $19.1 million which resulted in a pre-tax gain of $8.6 million. Prior year financial statements for 2006 have been adjusted to present the operations of the U.S. properties as a discontinued operation. The assets and liabilities of the discontinued operations are presented separately under the captions “Oil and gas properties held for resale” and “Asset retirement obligations, oil and gas properties held for sale” respectively, in the Balance Sheet as of December 31, 2006. The table below compares discontinued operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue:
Oil and natural gas sales	$1,422	$1,891	$4,441	$5,373
Operating costs and expenses:
Lease operating expense	428	458	1,557	1,531
Exploration expense	10	552	98	651
Depreciation, depletion and amortization	61	273	611	618
Dry hole expense	(69)	—	103	—
General and administrative expense	79	113	378	384
Gain on sale of properties and other assets	(8,624)	(11)	(9,244)	(213)

Total operating costs and expenses	(8,115)	1,385	(6,497)	2,971

Operating income	9,537	506	10,938	2,402
Income tax provision	(3,516)	(183)	(4,007)	(885)

Income from discontinued operations	$6,021	$323	$6,931	$1,517

NOTE 13 —	DERIVATIVES

We periodically utilize derivatives instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil and natural gas sales. We entered into futures and swap contracts for approximately 15,000 Bbls per month for the months of June 2007 through December 2008 and subsequently sold all contracts as of September 30, 2007. This resulted in a net derivative fair value loss of $207,000 for the three months ended and $813,000 for the nine months ended September 30, 2007, respectively. We were not a party to any derivative contracts in the comparable period of 2006.

NOTE 14 —	SUBSEQUENT EVENTS

In October 2007, we closed on the sale of Madison Turkey Inc. (“MTI”) to Aladdin Middle East. The sales price was $1 million. The only asset held by MTI was a royalty interest in the Zeynel field located in onshore Turkey. At December 31, 2006, we had proved reserves of 17,267 barrels of oil. For the nine months ended September 30, 2007 we have received revenues totaling $177,000 on a production volume of 5,324 barrels of oil.

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

The Company’s executive summary for the nine months ended September 30, 2007, included the following:

•	Test flow rates from the Akcakoca — 3 and 4 yielded rates of 38.5 MMCFD and 27.5 MMCFD, respectively;

•	First gas sales from the Akkaya platform on May 21, 2007 and from the Dogu Ayazli platform on September 19, 2007;

•	Successful testing of the Alapli #1 well in South Akcakoca Sub-basin, offshore Turkey, which tested at a rate of 7MMCFD;

•	For the nine months ended September 30, 2007, we drilled three dry holes in Romania, two in Hungary and two in France and one in Turkey which resulted in an expense of $21.4 million and had a significant impact on income from operations and income available to common shares;

•	For the nine months ended September 30, 2007, we recorded a loss on foreign currency exchange of $29.3 million. This loss is primarily due to the weakening of the U.S. Dollar as compared to the Turkish Lira, Romanian Lei and the Hungarian Forint. In these countries the U.S. Dollar is the functional currency and foreign exchange translation gains and losses are charged to earnings;

•	We recorded a $3.5 million gain on the sale of all our unconsolidated equity investments; EPSolutions, EnergyNet and Capstone.

•	In September we closed on the sale of the oil and gas properties located in the United States. The sales price was $19.1 million which resulted in a pre-tax gain of $8.6 million.

•	For the nine months ended September 30, 2007 the operating loss was $35.1 million and net cash used in operating activities was $24.6 million.

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with Note 5 to Notes to Consolidated Financial Statements included in this filing.

Liquidity

As of September 30, 2007, we had cash and cash equivalents and restricted cash of $30.8 million, a current ratio of approximately 1.68 to 1 and a debt (long-term debt and Convertible Senior Notes) to equity ratio of .65 to 1. For the nine months ended September 30, 2007, we had an operating loss of $35.1 million and capital expenditures, excluding capitalized interest and changes in accounts payable, were $64.0 million. The restricted cash relates to a letter of credit relating to the dispute with Micoperi regarding the October 2005 well issues in the Black Sea and a letter of credit to secure additional permits in Hungary.

On March 23, 2007, we closed a $45 million private placement of equity. In the transaction, we issued an aggregate of 2,710,843 shares of common stock to six institutional investors, providing us with $45 million of gross proceeds at closing. We also granted the investors warrants to purchase an additional $8.1 million aggregate amount of common stock within the next 30-day period. On April 23, 2007, two of the institutional investors exercised their warrants for an aggregate of 326,104 additional shares of common stock, providing us with approximately $5.4 million of gross proceeds. The net proceeds from the private placement totaled approximately $47 million and are being used to help fund our 2007 exploration and development activities.

On June 14, 2007, the Board of Directors authorized management to sell all oil and gas properties in the United States. The sale of these properties completes the divestiture of the company’s non-core domestic assets and allows us to focus exclusively on our international operations. The sale was closed on September 1, 2007. The sales price was $19.1 million and resulted in a pre-tax gain of $8.6 million. Prior year financial statements for 2006 have been adjusted to present the operations of the U.S. properties as a discontinued operation. The assets and liabilities of the discontinued operations are presented separately under the captions “Oil and gas properties held for resale” and “Asset retirement obligations, oil and gas properties held for sale” respectively, in the Balance Sheet

In connection with the private placement, we entered into a Registration Rights Agreement with the investors. The Registration Rights Agreement provided that we would file a registration statement with the Securities and Exchange Commission covering the resale of the common stock within 60 days after the closing date. If the registration statement was not filed with the Securities and Exchange Commission within such time, we had to pay 1.0% of the aggregate purchase price, an additional 1.0% on the one month anniversary of the 60th day after closing if the registration statement had not been filed by such date and an additional 2.0% of the aggregate purchase price for each 30 day period after the one month anniversary if the registration statement was not filed by such date. We filed the registration statement with the Securities and Exchange Commission on May 8, 2007. If the registration statement was not declared effective by the Securities and Exchange Commission within 150 days after the closing date, we had to pay 1.0% of the aggregate purchase price, an additional 1.0% on the one month anniversary of the 150th day after the closing if the registration statement had not been declared effective by the Securities and Exchange Commission by such date and an additional 2.0% of the aggregate purchase price for each 30 day period after the one month anniversary if the registration statement was not declared effective by such date. The registration statement was declared effective July 26, 2007. Now that the registration statement has been declared effective by the Securities and Exchange Commission, if, subject to certain exceptions, future sales cannot be made pursuant to the registration statement, we must pay 1.0% of the aggregate purchase price on the date sales cannot be made pursuant to the registration statement, an additional 1% on the one month anniversary of the date sales are not permitted under the registration statement if sales are not permitted under the registration statement by such date and an additional 2.0% of the aggregate purchase price for each 30 day period after the one month anniversary if sales under the registration statement are not permitted by such date. Any one month or 30 day periods during which we cure the violation will cause the payment for such period to be made on a pro rata basis.

Our capital expenditure budget for 2007, excluding capitalized interest and changes in accounts payable, is $81.5 million, of which approximately $64.0 was incurred through September 30, 2007. To date, we have raised $83 million towards this funding through funds that have been received from our new credit facilities with the International Finance Corporation and funds received from the March 23, 2007 and April 23, 2007, private placements of equity. Additional funding has been and will be obtained from cash flow from our existing properties, including our Black Sea properties that commenced production from two platforms, one in the second quarter 2007 and one in the third quarter, and the remaining platform is expected to commence production in the fourth quarter of 2007, from the sale of our United States properties and future potential financing sources, including the public or private issuance of debt or equity. Based on these sources, we believe we will have sufficient liquidity to fund our exploration and or development costs for the remainder of 2007 and 2008 and to fund our cash needs.

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

New Secured Revolving Facility

On December 28, 2006, we entered into a loan and guarantee agreement with International Finance Corporation. The loan and guarantee agreement provides for a $25 million facility which is a secured revolving facility with a current maximum facility amount of $25 million which will increase to $40 million when the projected total borrowing base amount exceeds $50 million. The $25 million facility was funded on March 2, 2007. The total proceeds received on March 2, 2007 were approximately $25 million, of which $16.5 million was used to retire the outstanding balance on the $15 million reserve-based facility with a French bank and the $25 million reserve-based facility with Texas Capital Bank, N. A. and the remaining $8.5 million of funds is being used to finance our capital expenditures in Turkey and Romania. The loan and guarantee agreement also provides for an unsecured $10 million facility which was funded on December 28, 2006. In September 2007 we repaid $5 million of the $25 million facility from proceeds received from the sale of oil and gas properties located in the United States.

As of September 30, 2007, we have $5 million of total borrowing capacity under the credit facilities. Both the $25 million facility and $10 million facility are to fund our operations in Turkey and Romania.

Interest accrues on any loans under the $25 million facility at a rate of 2% over the six month LIBOR rate. Interest accrued on the $10 million facility at a rate of 1.5% over the six month LIBOR rate until the $25 million facility funded on March 2, 2007 after which the rate for the $10 million facility was lowered to 0.5% over the six month LIBOR rate. On August 9, 2007, the covenant requirements were amended to replace the adjusted financial debt to EBITDA ratio not being more than 3.0:1.0 with the adjusted financial debt to EBITDAX ratio not being more than 3.0:1.0 and the definition of interest coverage ratio was adjusted to include EBITDAX instead of EBITDA for calculation purposes . As of September 30, 2007, the interest rate on the $10 million facility was 5.91% and the interest rate on the $25 million facility was 7.41%. Interest is to be paid on each June 15 and December 15.

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

We are required to meet the following ratios on a consolidated basis: (i) the life of loan coverage ratio of not less than: (a) 1.2:1.0 in 2006 and 2007; (b) 1.3:1.0 in 2008; and (c) 1.4:1.0 in 2009 and each subsequent year thereafter; (ii) reserve tail ratio of not less than 25%; (iii) adjusted financed debt to EBITDAX ratio of not more than 3.0:1.0; (iv) liabilities to tangible net worth ratio of not more than 60:40; and (v) interest coverage ratio of not less than 3.0:1.0. On August 9, 2007, the covenant requirements were amended to replace the adjusted financial debt to EBITDA ratio not being more than 3.0:1.0 with the adjusted financial debt to EBITDAX ratio not being more than 3.0:1.0 and the definition of interest coverage ratio was adjusted to include EBITDAX instead of EBITDA for calculation purposes. At September 30, 2007, we are in compliance with the revised ratios.

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

The registration rights agreement covering the Notes provides for a penalty if the registration statement is filed and declared effective but thereafter ceases to be effective (a “Suspension Period”) for an aggregate of forty-five (45) days in any three month period or ninety (90) days in any twelve month period (an “Event Date”). Such penalty calls for an additional 0.25% per annum in interest expense on the aggregate principal amount of the Notes for the first ninety (90) days following an Event Date and an additional 0.50% per annum in interest expense on the aggregate principal amount of the Notes thereafter, until such Suspension Period ends upon the registration statement again becoming effective or the Notes being eligible for sale pursuant to Rule 144(k) promulgated pursuant to the Securities Act of 1933. Because we did not file our Quarterly Report on Form 10-Q for the nine month period ended September 30, 2006 in a timely manner, the registration statement for the Notes became ineffective and we entered a Suspension Period on November 15, 2006. Such Suspension Period ended on January 23, 2007 when we provided notice that the Form 10-Q had been filed and the Suspension Period was no longer in effect. Because the Suspension Period exceeded forty-five (45) days in any three month period, we paid approximately $14,375 in additional interest expense. On March 16, 2007, the date we filed our Form 10-K for the year ended December 31, 2006 we again entered a Suspension Period until all the Notes became eligible for sale pursuant to Rule 144(k) on September 30, 2007. On October 1, 2007, $155,000 was deposited with the trustee for the Notes as the penalty for any holders of the Notes who were eligible on October 1, 2007 to receive a pro rate portion of such payment. Such eligible holders had to have registered their Notes on the registration statement and still held those Notes on October 1, 2007. Through November 7, 2007, we had released $3,943 of the penalty deposit to eligible holders of Notes.

Preferred Stock

As of September 30, 2007, there were 72,000 shares of Series A-1 Convertible Preferred Stock outstanding. At the option of the holder, the Series A-1 Convertible Preferred Stock may be converted into common shares at a price of $4.00 per common share (conversion would amount to 450,000 Toreador common shares). The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we may elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share is the sum of (1) $25.00 per share plus (2) any accrued unpaid dividends, and such sum is multiplied by a declining multiplier. The multiplier is 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter.

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

Dividends on our Series A-1 Convertible Preferred Stock are paid quarterly. For the three and nine months ended September 30, 2007 dividends totaled $40,000 and $122,000, respectively, of which all was paid in cash. Dividends of $40,000 and $122,000, respectively, were paid for the three and nine months ended September 30, 2006 of which all was paid in cash.

The loan and guarantee agreement with the International Finance Corporation prohibits us from paying dividends except as required by law or to pay the dividends on the Series A-1 Convertible Preferred Stock.

Contractual Obligations

The following table sets forth our contractual obligations in thousands at September 30, 2007 for the periods shown:

		Less than	One to	Four to	More than
	Total	One Year	Three Years	Five Years	Five Years

Long-term debt	$116,250	$—	$—	$—	$116,250
Lease commitments	3,992	572	1,105	1,139	1,176

Total contractual obligations	$120,242	$572	$1,105	$1,139	$117,426

Contractual obligations for long-term debt above do not include amounts for interest payments. We believe that sufficient funds will be available from operating cashflow, cash on hand, our current facilities, other facilities that we may enter into, any further public or private issuance of debt or equity securities, and the sale of properties to meet anticipated capital budget requirements and fund potential acquisitions through September 30, 2008.

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

As of December 31, 2006, we had approximately $4.4 million of exploratory costs that had been capitalized for a period of one year or less including one well located in the United States, two wells in Hungary and two wells in Romania. As of September 30, 2007 we have no exploratory cost capitalized relating to 2006. During the nine month period ended September 30, 2007, we declared two Hungarian wells, two French wells, one Turkish well and the three Romanian wells as dry holes and expensed approximately $21.4 million as dry hole cost.

As of December 31, 2006, we had approximately $856,000 of exploratory costs that had been capitalized for a period of greater than one year including two wells located in the United States. These wells were included in the sale of the oil and gas properties located in the United States, therefore as of September 30, 2007 we have no exploratory cost that has been capitalized for a period of greater than one year.

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

Reserve Estimates

Proved reserves are estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods as well as oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery after testing by a pilot project or after the operation of an installed program has been confirmed through production response that increased recovery will be achieved. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage are limited (i) to those drilling units offsetting productive units that are reasonably certain of production when drilled and (ii) to other undrilled units where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. We emphasize that the volume of reserves are estimates that, by their nature, are subject to revision. The estimates are made using geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data. These reserve revisions result primarily from improved or a decline in performance from a variety of sources such as an addition to or a reduction in recoveries below or above previously established lowest known hydrocarbon levels, improved or a decline in drainage from natural drive mechanisms, and the realization of improved or declined drainage areas. If the estimates of proved reserves were to decline, the rate at which we record depletion expense would increase.

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

Foreign Currency Translation

The functional currency for Turkey, Romania and Hungary is the United States Dollar and in France the functional currency is the Euro. Translation gains or losses resulting from transactions in the New Turkish Lira in Turkey, the Lei in Romania and the Forint in Hungary are included in income available to common shares for the current period. Translation gains and losses resulting from transactions in Euros are included in other comprehensive income for the current period. We periodically review the operations of our entities to ensure the functional currency of each entity is the currency of the primary economic environment in which we operate.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

The following tables present production and average unit prices for the geographic segments indicated:

For the Three Months Ended September 30,
	2007	2006		2007	2006

Production:			Average Price:
Oil (MBbls):			Oil ($/Bbl):
France	94	104	France	$71.23	$65.94
Turkey	17	20	Turkey	60.96	60.74
Romania	2	2	Romania	47.64	50.65

Total	113	126	Total	$69.26	$64.82

Gas (MMcf):			Gas ($/Mcf):
France	—	—	France	$—	$—
Turkey	423	—	Turkey	8.50	—
Romania	168	192	Romania	5.28	3.50

Total	591	192	Total	$7.58	$3.50

MBOE:			$/BOE:
France	94	104	France	$71.23	$65.94
Turkey	87	20	Turkey	52.94	60.74
Romania	30	34	Romania	32.78	23.12

Total	211	158	Total	$58.21	$55.95

Revenue

Oil and natural gas sales

Oil and natural gas sales for the three months ended September 30, 2007 were $12.4 million, as compared to $8.8 million for the comparable period in 2006. This increase is primarily due to natural gas production from offshore Turkey, which began in May 2007 and the increase in price received for our French production. This resulted in an additional $4.1 million in revenue. This was partially offset by a decline in French production of 10 MBbls and resulted in a decrease in revenue of $500,000.

The above table compares both volumes and prices received for oil and natural gas for the three months ended September 30, 2007 and 2006. Oil and natural gas prices are and will continue to be extremely volatile and a significant change will have a material impact on our revenue.

Costs and expenses

Lease operating

Lease operating expense was $2.9 million, or $13.95 per BOE produced for the quarter ended September 30, 2007, as compared to $2.2 million, or $13.77 per BOE produced for the comparable period in 2006. The $700,000 increase is primarily due to Turkey commencing natural gas production in the Black Sea and production in Romania which was not on-line for all of the period in 2006.

Exploration expense

Exploration expense for the third quarter of 2007 was $4.8 million, as compared to zero in the third quarter of 2006. This increase is due primarily to the 2D seismic program in Romania and an increase in our exploration staff to support our exploration program for 2007 and 2008.

Depreciation, depletion and amortization

Third quarter 2007 depreciation, depletion and amortization expense was $6.1 million or $28.90 per BOE produced, as compared to $1.7 million, or $10.77 per BOE produced for the third quarter of 2006. This increase is primarily due to the start of production in offshore Turkey in May 2007 and Romania in August 2006. The depreciation rate per BOE in Turkey is high due to the wells not receiving their anticipated full reserve value because the wells were not producing when the last reserve evaluation was performed on the properties.

Dry hole expense

For three months ended September 30, 2007, we recorded dry hole expense of $4.3 million in Turkey.

General and administrative

General and administrative expense, not including stock compensation expense, was $4.4 million for the third quarter of 2007 compared with $1.4 million for the third quarter of 2006. The increase is primarily due to a reduction in the amount of capitalized general and administrative costs incurred in Turkey in association with our Black Sea project, since it is now on production, and increased payroll costs due to staff increases.

Stock compensation expense

Stock compensation expense was $635,000 for the third quarter of 2007 compared with $776,000 for the third quarter of 2006. This decrease is due to the vesting of higher priced restricted stock for the third quarter of 2006.

Loss on oil and gas derivative contracts

Loss on oil and gas derivative contracts represents the net realized loss on derivative financial instruments and fluctuates based on changes in the fair value of underlying commodities. We entered into futures and swap contracts for approximately 15,000 Bbls per month for the months of June 2007 through December 2008 and subsequently sold all contracts as of September 30, 2007. This resulted in a net derivative fair value loss of $207,000 for the three months ended September 30, 2007. We were not a party to any derivative contracts in the comparable period of 2006.

Foreign currency exchange gain( loss)

We recorded a loss on foreign currency exchange of $13.6 million for the third quarter of 2007 compared with a gain of $2.7 million for the third quarter of 2006. This increased loss is primarily due to the weakening of the U.S. Dollar as compared to the Turkish Lira, Romanian Lei and the Hungarian Forint. In these countries the U.S. Dollar is the functional currency and foreign exchange translation gains and losses are charged to earnings. During the quarter ended September 30, 2007, the U.S. Dollar declined by approximately 8%, which resulted in the $13.6 million foreign currency loss.

Interest and other income

Interest and other income was $283,000 in the third quarter of 2007 as compared with income of $545,000 in the comparable period of 2006. In the quarter ended September 30, 2006, our average cash balance was larger than our average cash balance for the quarter ended September 30, 2007, which resulted in less interest income in the current period.

Interest expense, net of interest capitalized

Interest expense was $1.6 million for the three months ended September 30, 2007, as compared to zero for the comparable period of 2006. The increase in interest expense is primarily due to the increased debt level for the three months ended September 30, 2007 as compared to the comparable quarter in 2006 and a reduction in the amount of interest that could be capitalized due to the assets in Turkey commencing production in May 2007.

Discontinued operations

On June 14, 2007, the Board of Directors authorized management to sell all oil and gas properties in the United States. The sale of these properties completes the divestiture of the company’s non-core, domestic assets and allows us to focus exclusively on our international operations. The sale was closed on September 1, 2007. Prior year financial statements for 2006 have been adjusted to present the operations of the U.S. properties as a discontinued operation. The assets and liabilities of the discontinued operations are presented separately under the captions “Oil and gas properties held for resale” and “Asset retirement obligations, oil and gas properties held for sale” respectively, in the Balance Sheet as of December 31, 2006. The table below compares discontinued operations for the three months ended September 30, 2007 and 2006:

	Three Months Ended
	September 30,
	2007	2006

Revenue:
Oil and natural gas sales	$1,422	$1,891
Operating costs and expenses:
Lease operating expense	428	458
Exploration expense	10	552
Depreciation, depletion and amortization	61	273
Dry hole expense	(69)	—
General and administrative expense	79	113
Gain on sale of properties and other assets	(8,624)	(11)

Total operating costs and expenses	(8,115)	1,385

Operating income	9,537	506
Income tax provision	(3,516)	(183)

Income from discontinued operations	$6,021	$323

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

The following tables present production and average unit prices for the geographic segments indicated:

For the Nine Months Ended September 30,
	2007	2006		2007	2006

Production:			Average Price:
Oil (MBbls):			Oil ($/Bbl):
France	288	341	France	$62.54	$63.26
Turkey	51	54	Turkey	54.88	56.83
Romania	8	2	Romania	54.58	50.65

Total	347	397	Total	$61.24	$62.30

Gas (MMcf):			Gas ($/Mcf):
France	—	—	France	$—	$—
Turkey	625	—	Turkey	8.39	—
Romania	543	192	Romania	4.79	3.50

Total	1,168	192	Total	$6.72	$3.50

MBOE:			$/BOE:
France	288	341	France	$62.54	$63.26
Turkey	155	54	Turkey	51.84	56.83
Romania	98	34	Romania	30.81	23.12

Total	541	429	Total	$53.71	$59.23

Revenue

Oil and natural gas sales

Oil and natural gas sales for the nine months ended September 30, 2007 were $29.2 million, as compared to $25.4 million for the comparable period in 2006. This increase is primarily due to natural gas production from offshore Turkey commencing in May 2007 which was not on production for the comparable period of 2006 and Romania commencing production in August 2006 which was not on production for all of the comparable period of 2006. This resulted in an additional $6.8 million in revenue. Such an increase in production was offset by a decrease in French production of 53 MBbls or $3.4 million and a decrease in the average price received for oil of $1.06 per Bbl or $367,000.

The above table compares both volumes and prices received for oil and natural gas for the nine months ended September 30, 2007 and 2006. Oil and natural gas prices are and will continue to be extremely volatile and a significant change will have a material impact on our revenue.

Costs and expenses

Lease operating

Lease operating expense was $8.3 million, or $15.41 per BOE produced for the nine months ended September 30, 2007, as compared to $6.2 million, or $14.43 per BOE produced for the comparable period in 2006. The $2.1 million increase is primarily due to natural gas production from offshore Turkey commencing in May 2007 and production in Romania commencing in August 2006, neither of which was on production for all of the comparable period of 2006.

Exploration expense

Exploration expense for the nine months ended September 30, 2007 was $9.5 million, as compared to $2 million for the nine months ended September 30, 2006. This increase is due primarily to the 2D seismic program in Romania and an increase in our exploration staff to support our exploration program and geological and geophysical reviews of our exploratory drilling program for 2007 and 2008

Depreciation, depletion and amortization

For the nine months ended September 30, 2007 depreciation, depletion and amortization expense was $13.5 million or $25.00 per BOE produced, as compared to $3.9 million, or $9.20 per BOE produced for the nine months ended September 30, 2006. This increase is primarily due to the start of natural gas production in offshore Turkey in May 2007 and Romania in August 2006. The depreciation rate per BOE in Turkey is high due to the wells not receiving the anticipated full reserve value because the wells were not producing when the last reserve evaluation was performed on the properties.

Dry hole expense

For the nine months ended September 30, 2007, we recorded dry hole expense of $21.4 million, which included two dry holes in France of $3.7 million, three dry holes in Romania totaling $10 million, two dry holes in Hungary totaling $3.4 million and one dry hole in Turkey of $4.3 million.

General and administrative

General and administrative expense, not including stock compensation expense and amounts due the former President and CEO, was $9.7 million, for the nine months ended September 30, 2007 compared with $5.0 million for the nine months ended September 30, 2006. The increase is primarily due to no longer being able to capitalize general and administrative costs incurred in Turkey relating to our Black Sea project since it is now on production, $2.6 million increased costs (accounting, legal and printing) of restating the financial statements for the years ended December 31, 2003, 2004 and 2005 and the quarters ended March 31, 2006 and June 30, 2006, the 2006 audit of approximately $1.1 million, increased professional fees for engineering and recruiters of $213,000, increased travel costs $185,000, and increased Board of Director fees and expenses of $145,000 due to increasing the size of the Board and additional meetings held in January 2007 due to the restatement of the financial statements for the years ended December 31, 2003, 2004 and 2005.

Stock compensation expense

Stock compensation expense was $2.3 million, for the first nine months of 2007 compared with $1.9 million for the first nine months of 2006. This increase is due to new grants that were granted by the Compensation Committee to employees, non employee Directors and consultants during the last quarter of 2006 and the first 3 quarters of 2007.

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

Loss on oil and gas derivative contracts

Loss on oil and gas derivative contracts represents the net realized loss on derivative financial instruments and fluctuates based on changes in the fair value of underlying commodities. We entered into futures and swap contracts for approximately 15,000 Bbls per month for the months of June 2007 through December 2008 and subsequently sold all contracts as of September 30, 2007. This resulted in a net derivative fair value loss of $813,000 for the nine months ended September 30, 2007. We were not a party to any derivative contracts in the comparable period of 2006.

Gain on the sale of properties and other assets

For the nine months ended September 30, 2007 we recorded a gain on the sale of the EPSolutions, EnergyNet and Capstone, all unconsolidated equity investments of $3.5 million. A gain of $438,000 was recorded in the comparable period of 2006.

Foreign currency exchange gain (loss)

We recorded a loss on foreign currency exchange of $29.3 million for the nine months ended September 30, 2007 compared with $1.9 million gain for the comparable period of 2006. This loss is primarily due to the weakening of the U.S. Dollar as compared to the Turkish Lira, Romanian Lei and the Hungarian Forint. In these countries the U.S. Dollar is the functional currency and foreign exchange translation gains and losses are charged to earnings.

Interest and other income

Interest and other income was $865,000 for the period ended September 30, 2007 as compared with $2 million in the comparable period of 2006. For the nine months ended September 30, 2006, our average cash balance was larger than our average cash balance for the nine months ended September 30, 2007, which resulted in less interest income in the current period.

Interest expense, net of interest capitalization

Interest expense was $2.5 million for the nine months ended September 30, 2007, as compared to $162,000 for the comparable period of 2006. The increase in interest expense is primarily due expensing the deferred loan fees on the Natixis facility and the Texas Capital Bank facility since these facilities were paid off in the first quarter of 2007 and the increase debt level for the nine months ended September 30, 2007 as compared to the comparable period in 2006.

Discontinued operations

On June 14, 2007, the Board of Directors authorized management to sell all oil and gas properties in the United States. The sale of these properties completes the divestiture of the company’s non-core, domestic assets and allows us to focus exclusively on our international operations. The sale was closed on September 1, 2007. Prior year financial statements for 2006 have been adjusted to present the operations of the U.S. properties as a discontinued operation. The assets and liabilities of the discontinued operations are presented separately under the captions “Oil and gas properties held for resale” and “Asset retirement obligations, oil and gas properties held for sale” respectively, in the Balance Sheet as of December 31, 2006. The table below compares discontinued operations for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006

Revenue:
Oil and natural gas sales	$4,441	$5,373
Operating costs and expenses:
Lease operating expense	1,557	1,531
Exploration expense	98	651
Depreciation, depletion and amortization	611	618
Dry hole expense	103	—
General and administrative expense	378	384
Gain on sale of properties and other assets	(9,244)	(213)

Total operating costs and expenses	(6,497)	2,971

Operating income	10,938	2,402
Income tax provision	(4,007)	(885)

Income from discontinued operations	$6,931	$1,517

Other comprehensive income

The most significant element of comprehensive income, other than net income, is foreign currency translation. For the nine months ended September 30, 2007, we had accumulated an unrealized income of $34.1 million, as compared to an unrealized income of $4.5 million for the comparable period in 2006. The primary reason for the increase is due to the weakening of the U.S. Dollar compared to the Euro, Turkish Lira, Romania Lei and the Hungarian Forint in the first nine months of 2007.

The functional currency of our operations in France is the Euro. The functional currency in Romania, Turkey and in Hungary is the US Dollar. The exchange rates at September 30, 2007 and 2006 were:

	September 30,
	2007	2006

Euro	$1.4179	$1.2660

New Turkish Lira	$0.8263	$0.6624

Romanian Lei	$0.00004	$0.00004

Hungarian Forint	$0.0057	$0.0046

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the nine months ended September 30, 2007. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s 2006 Annual Report on Form 10-K.

ITEM 4	— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Vice President — Finance & Accounting and Chief Accounting Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President — Finance & Accounting and Chief Accounting Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Vice President — Finance & Accounting and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives because the material weaknesses described below had not been completely remediated by September 30, 2007.

The following material weaknesses are the basis for our conclusion as of September 30, 2007:

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

Changes in Internal Control over Financial Reporting

In the quarter ended September 30, 2007, we continued improving the computerized integrated financial reporting system in order to automate the manual processes that are causing errors in spreadsheets and had a more thorough review by senior financial officers of the financial statements and underlying supporting documentation which have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In addition, in the quarter ended September 30, 2007, management continued reviewing additional solutions to eliminate the weakness of not having adequate review and approval process for recording journal entries, changes made to the general ledger and review of sensitive calculations, reconciliations and spreadsheets. Management is in the process of making the following changes to its system of internal controls which should remediate the internal control weaknesses:

•	We are providing additional training to our accounting staff and acquiring other accounting resources to improve our ability to report our financial statements in accordance with generally accepted accounting principles; and

•	We are formally documenting our accounting policies and procedures.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities in the quarter ended September 30, 2007 that have not been reported in Current Reports on Form 8-K.

ITEM 6	— EXHIBITS

Exhibit
Number	Description	Incorporation by Reference

2.1	Agreement for Purchase and Sale among Toreador Resources Corporation, Toreador Exploration & Production Inc. and Toreador Acquisition Corporation, as Sellers, and RTF Realty Inc., as Buyer dated August 2, 2007. (Certain of the exhibits and schedules have been omitted from this filing. An exhibit to the exhibit and schedules is contained in the Agreement for Purchase and Sale and the omitted exhibits and schedules are available to the Securities and Exchange Commission upon request.)	Previously filed as Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed on August 6, 2007, File No. 0-2517, and incorporated herein by reference.
10.1	Amendment No. 1 dated August 9, 2007 to Loan and Guarantee Agreement dated December 28, 2006 between Toreador Resources Corporation, Toreador Turkey Ltd., Toreador Romania Ltd., Madison Oil France SAS, Toreador Energy France S.C.S., Toreador International Holding Limited Liability Company and Toreador International Finance Corporation.	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Vice President — Finance & Accounting and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer and Vice President — Finance & Accounting and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION,
Registrant

/s/  Nigel J. Lovett
Nigel J. Lovett
President and Chief Executive Officer

November 9, 2007

/s/  Charles J. Campise
Charles J. Campise
Vice President — Finance & Accounting and Chief
Accounting Officer

November 9, 2007