Form 10-Q
period 2008-03-31
TOREADOR RESOURCES CORP
filed 2008-05-12
CIK 98720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
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

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 9, 2008, there were 19,936,757 shares of common stock outstanding.

TOREADOR RESOURCES CORPORATION

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets — March 31, 2008 and December 31, 2007	1
	Consolidated Statements of Operations — for the three months ended March 31, 2008 and 2007	2
	Consolidated Statements of Cash Flows — for the three months ended March 31, 2008 and 2007	3
	Notes to Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 6.	Exhibits	28
	SIGNATURES	30
Warrant No. 39
Warrant No. 40
Amendment No. 2 to 2005 Long-Term Incentive Plan
Waiver Letter
Release Agreement - David M. Brewer
Employment Agreement - Nigel Lovett
Employment Agreement - Michael J. FitzGerald
Employment Agreement - Edward Ramirez
Employment Agreement - Charles Campise
2008 Discretionary Employee Bonus Policy
2008 Performance Goals and Payout Amounts
Summary Sheet - 2008 Director Compensation
Waiver Letter
Certification of Chief Executive Officer
Certification of Senior Vice President - Finance & Accounting and Chief Accounting Officer
Certification Pursuant to Section 906

i

PART I. FINANCIAL INFORMATION

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$12,892	$12,721
Accounts receivable, net of allowance of $270 and $120	16,026	12,340
Other	3,549	3,912

Total current assets	32,467	28,973

Oil and natural gas properties, net, using successful efforts method of accounting	273,945	271,951
Investments	500	500
Restricted cash	11,605	10,818
Goodwill	5,243	4,942
Other assets	5,625	5,927

	$329,385	$323,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,315	$18,280
Deferred lease payable	248	183
Fair value of oil and gas derivatives	521	192
Income taxes payable	1,410	674

Total current liabilities	22,494	19,329

Long-term accrued liabilities	536	522
Deferred lease payable	458	478
Long-term debt, net of current portion	30,000	30,000
Asset retirement obligations	7,907	7,339
Deferred income tax liabilities	16,857	15,368
Convertible senior notes	86,250	86,250

Total liabilities	164,502	159,286

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.15625 par value, 30,000,000 shares authorized; 20,657,778 and 20,566,470 shares issued	3,228	3,214
Additional paid-in capital	164,371	163,955
Accumulated deficit	(46,987)	(42,564)
Accumulated other comprehensive income	46,805	41,754
Treasury stock at cost, 721,027 shares	(2,534)	(2,534)

Total stockholders’ equity	164,883	163,825

	$329,385	$323,111

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands, except per share data)

Oil and natural gas sales	$13,981	$6,820
Operating costs and expenses:
Lease operating	3,459	2,337
Exploration expense	970	2,046
Depreciation, depletion and amortization	6,882	2,068
Dry hole expense	—	8,010
General and administrative	4,577	6,288
Loss on oil and gas derivative contracts	540	—

Total operating costs and expenses	16,428	20,749

Operating loss	(2,447)	(13,929)
Other income (expense):
Equity in earnings of unconsolidated investments	—	22
Foreign currency exchange gain	1,198	988
Interest and other income	281	513
Interest expense, net of interest capitalized	(2,240)	(595)

Total other expense	(761)	928

Loss before taxes	(3,208)	(13,001)
Income tax provision (benefit)	1,203	(3,665)

Loss from continuing operations, net of income taxes	(4,411)	(9,336)
(Loss) income from discontinued operations, net of income taxes	(15)	551

Net loss	(4,426)	(8,785)
Preferred dividends	—	(41)

Loss available to common shares	$(4,426)	$(8,826)

Basic income (loss) available to common shares per share:
From continuing operations	$(0.22)	$(0.58)
From discontinued operations	—	0.03

	$(0.22)	$(0.55)

Diluted income (loss) available to common shares per share:
From continuing operations	$(0.22)	$(0.58)
From discontinued operations	—	0.03

	$(0.22)	$(0.55)

Weighted average shares outstanding:
Basic	19,656	16,080

Diluted	19,656	16,080

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(4,426)	$(8,785)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,882	2,314
Gain on sale of oil and gas properties and other assets	—	(702)
Equity in earnings of unconsolidated investments	—	(22)
Stock based compensation	659	2,038
Dry hole expense	—	8,159
Deferred income taxes benefit	33	(3,881)
Unrealized loss on commodity derivatives	329	—
Increase in accounts receivable	(3,428)	(29,389)
Decrease in other current assets	382	6,651
(Increase) decrease in other assets	505	(1,127)
Increase in accounts payable and accrued liabilities	4,606	796
Increase in income taxes payable	668	167

Net cash provided by (used in) operating activities	6,210	(23,781)

Cash flows from investing activities:
Expenditures for property and equipment	(5,336)	(21,945)
Restricted cash	(143)	9,435
Proceeds from sale of oil and gas properties, investments and other assets	—	820
Distributions from unconsolidated subsidiaries	—	60

Net cash used in investing activities	(5,479)	(11,630)

Cash flows from financing activities:
Borrowings from long-term debt	—	25,000
Repayments of long-term debt	—	(16,550)
Payment of equity issue cost	—	(2,451)
Proceeds from issuance of common stock	—	45,000
Payment of preferred dividends	—	(41)
Exercise of stock options	—	1,036

Net cash provided by financing activities	—	51,994

Net increase in cash and cash equivalents	731	16,583
Effects of foreign currency translation on cash and cash equivalents	(560)	3,644
Cash and cash equivalents, beginning of period	12,721	12,664

Cash and cash equivalents, end of period	$12,892	$32,891

Supplemental disclosures:
Cash paid during the period for interest, net of interest capitalized	$—	$—
Cash paid during the period for income taxes	$670	$379

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The consolidated financial statements of Toreador Resources Corporation and subsidiaries (“Toreador,” “we,” “us,” “our,” or the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. Certain prior-year amounts have been reclassified and adjusted to conform to the 2008 presentation and to present the operations of the U.S. properties as a discontinued operation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Unless otherwise noted, amounts reported in tables are in thousands, except per unit data.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161 — “Disclosures about Derivative Instruments and Hedging Activities” — an Amendment of FASB Statement No. 133 (“Statement 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for annual periods beginning after November 15, 2008. We are currently assessing the effect, if any, the adoption of Statement 161 will have on our financial statements and related disclosures.

In September 2006, Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No 157”), was issued. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It applies whenever other standards require or permit assets or liabilities to be measured at fair value but it does not expand the use of fair value in any new circumstances. In November 2007, the effective date was deferred for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis. The provisions of SFAS No. 157 that were not deferred are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157, effective January 1, 2008, did not have a significant effect on our reported financial position or earnings. See Note 14.

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115” (“SFAS No. 159”) The statement permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any items for which we elect the fair value measurement option are to be reported in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159, effective January 1, 2008, did not have an effect on our reported financial position or earnings.

In December 2007, SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), was issued. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingencies, and any contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resultant in a business combination be recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We are currently determining the effect of adopting SFAS No. 141R.

In December 2007, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” — an amendment of ARB No. 51 (“SFAS No. 160”), was issued. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The effect of adopting SFAS No. 160 is not expected to have an effect on our reported financial position or earnings.

NOTE 2 — CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, restricted cash and accounts receivable. We place our cash with high credit quality financial institutions. We sell oil and natural gas to various customers. At March 31, 2008 the allowance for doubtful accounts was $269,536. Substantially all of our accounts receivable are due from the purchasers of oil and natural gas and a value added tax (VAT) receivable in Romania.

We periodically review the collectability of accounts receivable and record a valuation allowance for those accounts which are, in our judgment, unlikely to be collected. We have not had any significant credit losses in the past and we believe our accounts receivable are fully collectable.

Accounts receivable consisted of the following:

	March 31,	December 31,
	2008	2007

Accrued oil and natural gas sales receivables, net of allowance of $269,536 and $120,000	$6,532	$3,154
Joint interest receivables	4,380	2,163
Trade receivables	8	2,182
Recoverable VAT	4,294	4,221
Other accounts receivable	812	620

	$16,026	$12,340

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — EARNINGS (LOSS) PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per common share computation:

	Three Months Ended
	March 31,
	2008	2007

Basic earnings (loss) per share:
Numerator:
Loss from continuing operations, net of income tax	$(4,411)	$(9,336)
Less: dividends on preferred shares	—	41

Loss from continuing operations	(4,411)	(9,377)
Income (loss) from discontinued operations, net of income tax	(15)	551

Loss available to common shareholders	$(4,426)	$(8,826)

Denominator:
Weighted average common shares outstanding	19,656	16,080

Basic earnings (loss) available to common shareholders per share from:
Continuing operations	$(0.22)	$(0.58)
Discontinued operations	—	0.03

	$(0.22)	$(0.55)

Diluted earnings (loss) per share:
Numerator:
Loss from continuing operations, net of income tax	$(4,411)	$(9,336)
Less: dividends on preferred shares	—	41

Net loss from continuing operations	(4,411)	(9,377)
Income (loss) from discontinued operations, net of income tax	(15)	551

Loss available to common shareholders	$(4,426)	$(8,826)

Denominator:
Weighted average common shares outstanding	19,656	16,080
Conversion of preferred shares	— (1)	— (1)
Conversion of 5.0% notes payable	— (2)	— (2)

Diluted shares outstanding	19,656	16,080

Diluted earnings (loss) available to common shareholders per share from:
Continuing operations	$(0.22)	$(0.58)
Discontinued operations	—	0.03

	$(0.22)	$(0.55)

(1)	Conversion of these securities would be antidilutive; therefore, there are no dilutive shares. These securities were converted on or prior to December 31, 2007.

(2)	Conversion of the 5% Senior Convertible Notes would be antidilutive therefore, there are no dilution shares.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss), net of related tax:

	Three Months Ended March 31,
	2008	2007

Net loss	$(4,426)	$(8,785)
Foreign currency translation adjustment	5,051	4,229

Comprehensive income (loss)	$625	$(4,556)

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
	2008	2007

Secured revolving facility with the International Finance Corporation	$30,000	$30,000
Convertible senior notes	86,250	86,250

	116,250	116,250
Less: current portion	—	—

	$116,250	$116,250

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The registration rights agreement covering the Notes provided for a penalty if the registration statement was filed and declared effective but thereafter ceased to be effective (a “Suspension Period”) for an aggregate of forty-five (45) days in any three month period or ninety (90) days in any twelve month period (an “Event Date”). Such penalty called for an additional 0.25% per annum in interest expense on the aggregate principal amount of the Notes for the first ninety (90) days following an Event Date and an additional 0.50% per annum in interest expense on the aggregate principal amount of the Notes thereafter, until such Suspension Period ended upon the registration statement again becoming effective or not being required to be effective pursuant to the registration rights agreement. Because we did not file our Quarterly Report on Form 10-Q for the nine month period ended September 30, 2006 in a timely manner, the registration statement for the Notes became ineffective and we entered a Suspension Period on November 15, 2006. Such Suspension Period ended on January 23, 2007 when we provided notice that the Form 10-Q had been filed and the Suspension Period was no longer in effect. Because the Suspension Period exceeded forty-five (45) days in any three month period, we paid approximately $14,375 in additional interest expense. On March 16, 2007, the date we filed our Form 10-K for the year ended December 31, 2006, we again entered a Suspension Period until all the Notes became eligible for sale pursuant to Rule 144(k) on September 30, 2007. On October 1, 2007, $155,000 was deposited with the trustee for the Notes as the penalty for any holders of the Notes who were eligible on October 1, 2007 to receive a pro rata portion of such payment. Such eligible holders had to have registered their Notes on the registration statement and still held those Notes on October 1, 2007. Through March 31, 2008, we had released $4,043 of the penalty deposit to eligible holders of Notes. On April 1, 2008, we requested that the trustee return $150,957 which represents the unclaimed portion of the penalty.

SECURED REVOLVING FACILITY WITH THE INTERNATIONAL FINANCE CORPORATION

On December 28, 2006, we guaranteed the obligations of certain of our direct and indirect subsidiaries in a loan and guarantee agreement with International Finance Corporation. The loan and guarantee agreement provides for the $25 million loan facility which is a secured revolving facility with a current maximum facility amount of $25 million which maximum facility amount will increase to $40 million when the projected total borrowing base amount exceeds $50 million. The $25 million facility was funded on March 2, 2007. The total proceeds received on March 2, 2007 were approximately $25 million, of which $11 million was used to retire the outstanding balance on the $15 million credit facility with Natixis Banques Populaires and the remaining $14 million of funds was used to finance our capital expenditures in Turkey and Romania. The loan and guarantee agreement also provides for a $10 million facility which was funded on December 28, 2006. In September 2007, we repaid $5 million on the $25 million facility from proceeds received on the U.S. oil and gas property sale. As of December 31, 2007, the International Finance Corporation reduced our borrowing base under both loans to $30 million from $35 million. Until the next redetermination date in the first quarter of 2009, the Company has no additional borrowing capacity under these facilities. Both the $25 million facility and $10 million facility are to fund our operations in Turkey and Romania.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest accrues on any loans under the $25 million facility at a rate of 2% over the six month LIBOR rate. Interest accrued on the $10 million facility at a rate of 1.5% over the six month LIBOR rate until the $25 million facility was funded after which the rate for the $10 million facility was lowered to 0.5% over the six month LIBOR rate. As of March 31, 2008, the interest rate on the $10 million facility was 5.329% and the interest rate on the $25 million facility was 6.829%. Interest is to be paid on each June 15 and December 15.

The $25 million facility provides the following: (i) the lender has a first ranking security interest (a) in certain proceeds, receivables and contract rights relating to and from the sale of oil or gas production in France, Turkey and Romania and (b) in funds held in certain bank accounts; (ii) the lender has an assignment of all rights and claims to any compensation or other special payments in respect of all concessions other than those arising in the normal course of operations payable by the government of Turkey and Romania; and (iii) the lender has a first ranking pledge (a) by Toreador International Holding, LLC of all its shares in the borrowers; (b) by Madison Oil France SAS of all its shares in Toreador France; and (c) by the Company of all its shares in Toreador International Holding, LLC.

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

The Company is required to meet the following ratios on a consolidated basis: (i) the life of loan coverage ratio of not less than: (a) 1.2:1.0 in 2006 and 2007; (b) 1.3:1.0 in 2008; and (c) 1.4:1.0 in 2009 and each subsequent year thereafter; (ii) reserve tail ratio of not less than 25%; (iii) adjusted financed debt to EBITDAX ratio of not more than 3.0:1.0; (iv) liabilities to tangible net worth ratio of not more than 60:40; and (v) interest coverage ratio of not less than 3.0:1.0. On August 9, 2007, the covenant requirements were amended to replace the adjusted financial debt to EBITDA ratio not being more than 3.0:1.0 with the adjusted financial debt to EBITDAX ratio not being more than 3.0:1.0 and the definition of interest coverage ratio was adjusted to include EBITDAX instead of EBITDA for calculation purposes. At December 31, 2007, we were not in compliance with the interest rate coverage ratio of not less than 3.0:1.0; the actual ratio was 2.8:1.0. The International Finance Corporation has granted the Company a temporary waiver for the interest coverage ratio provided the Company maintains EBITDAX to net interest expense ratio of 2.7:1.0 until July 2, 2008 and EBITDA to net interest expense ratio of at least 2.7:1.0 during the remaining period of the waiver effectiveness. The waiver is effective until March 8, 2009.

At March 31, 2008, we were not in compliance with the adjusted financial debt to EBITDAX ratio threshold of not more than 3.0:1.0; the actual ratio was 4.5:1.00. The International Finance Corporation has granted the Company a temporary waiver on the condition that the Company maintains the adjusted financial debt to EBITDA ratio for the (i) quarter ending March 31, 2008 of 4.5:1.0; (ii) quarter ending June 30, 2008 of 4.0:1.0; (iii) quarter ending September 30, 2008 of 3.5:1.0, and (iv) quarter ending December 31, 2008 of 3.25:1.0. The Company is also to be complaint with original requirement of adjusted financial debt to EBITDA of not more than 3.0:1.0 starting from the end of the first quarter ending March 31, 2009. The waiver is effective until April 1, 2009. The Company is in compliance with all other covenants including interest rate coverage ratio as of March 31, 2008.

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

Included in interest expense for the quarter ending March 31, 2008, is $701,625 of additional compensation due to the IFC related to the prior year. This amount should have been recognized as additional interest expense in the prior year. Although the amount may be considered material to the financial results for the quarter ended March 31, 2008, management does not believe that the correction of the error in the current period will have a

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material effect on the financial results for the year ended December 31, 2008. Also included in interest expense this quarter is a quarterly estimate of $175,250 of the fee to be paid in 2009 relating to 2008 operations.

NOTE 6 — ASSET RETIREMENT OBLIGATIONS

We account for our asset retirement obligations in accordance with Statement No. 143, Accounting for Asset Retirement Obligations (“Statement 143”), which requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

The following table summarizes the changes in our asset retirement liability (including the oil and gas properties held for sale) during the three months ended March 31, 2008 and 2007:

	2008	2007

Asset retirement obligation January 1	$7,339	$5,125
Asset retirement accretion expense	129	73
Foreign currency exchange loss	439	38
Property additions	—	101
Property dispositions	—	(16)

Asset retirement obligation at March 31	$7,907	$5,321

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

	Three Months Ended March 31, 2008
	United States	France	Turkey	Romania	Hungary	Total

Revenues	$9	$8,841	$4,467	$664	$—	$13,981
Costs and expenses	4,174	3,542	6,726	1,508	478	16,428

Operating income (loss)	$(4,165)	$5,299	$(2,259)	$(844)	$(478)	$(2,447)

	Three Months Ended March 31, 2007(1)

Revenues	$4	$5,130	$810	$876	$—	$6,820
Costs and expenses	5,834	4,338	1,137	6,430	3,010	20,749

Operating income (loss)	$(5,830)	$792	$(327)	$(5,554)	$(3,010)	$(13,929)

	Total Assets(2)

March 31, 2008	$294,614	$96,045	$25,283	$(30,099)	$5,902	$391,745

December 31, 2007	$298,949	$83,683	$31,417	$(29,271)	$693	$385,471

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	For the three months ended March 31, 2007, we recorded dry hole expense of $8.2 million, which included one dry hole in France of $1 million, two dry holes in Romania totaling $4.6 million and two dry holes in Hungary totaling $2.6 million.

(2)	Each segment’s total assets reflect the effect of intersegment eliminations of $62,360 for the periods ending March 31, 2008 and December 31, 2007.

NOTE 8 — INCOME TAXES

At March 31, 2008, we had recorded an income tax payable of $1.4 million resulting primarily due to income taxes payable by the French subsidiary. For the three months ended March 31, 2008 and 2007 we paid income taxes of approximately $670,000 and $379,000, respectively, related to French taxable income. As of March 31, 2008, our French operations recorded a $2.1 million tax provision, the US operations recorded a tax benefit of $200,000 and Turkey recorded a tax benefit of $700,000 which resulted in a consolidated tax provision of $1.2 million. Our effective income tax rate differs from the statutory rates applicable to jurisdictions in which we operate due primarily to the establishment of a United States valuation allowance of $1.8 million which was required because we could not be assured of the future utilization of net operating losses of $5.4 million.

We adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of the adoption we recognized an increase in the liability for unrecognized tax expense of approximately $45,000, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, our unrecognized tax benefits totaled approximately $357,000, the disallowance of which would not materially affect the effective income tax rate. There are no tax positions for which a material change in the unrecognized tax benefit is reasonably possible in the next 12 months.

The company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $28,000 for the accrual of interest and penalties at January 1, 2007 which is included as a component of the $357,000 unrecognized tax benefit noted above. During the three months ended March 31, 2008, the Company recognized $0 in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We file several state and foreign tax returns, many of which remain open for examination for five years.

NOTE 9 — CAPITAL

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

For the three months ended March 31, 2008, the Company issued 101,000 restricted stock grants to employees, directors and consultants. Forfeitures for the three months ended March 31, 2008 were 9,692 shares of restricted stock.

NOTE 10 — CAPITALIZED INTEREST

We capitalize interest on major projects that require an extended period of time to complete. Interest capitalized for three months ended March 31, 2008 and 2007 was $304,000 and $1.7 million, respectively.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Black Sea Incidents.  In October 2005, in an incident involving a vessel owned by Micoperi Srl, the Ayazli 2 and Ayazli 3 wells were damaged, and subsequently had to be re-drilled. We and our co-venturers have made a claim in respect of the cost of re-drilling and repeating flow-testing. The claim is currently approximately 8.2 million Euros, valued at $13 million before interest, subject to adjustment when the actual cost of flow-testing the re-drilled wells is known. In addition, we and our co-venturers have filed a claim to recover back from Micoperi a sum of about 5.9 million Euros, currently valued at $9.3 million, paid to Micoperi under the contract between us, our co-venturers and Micoperi. Micoperi has made a cross-claim for about 5.1 million Euros, currently valued at $8.1 million in respect of sums allegedly due to Micoperi under the contract between us, our co-venturers and Micoperi. Micoperi has also asserted a claim that the arrest of the vessel “MICOPERI 30” at Palermo, Italy was wrongful and have asserted a claim for damages in respect of such allegedly wrongful arrest. We and our co-ventures have received security from Micoperi by way of a letter of undertaking from their insurers, and have provided security to Micoperi in respect of their cross-claims by way of a bank guarantee of 5.9 million Euros, currently valued at $9.3 million. The claims and cross-claims are subject to the jurisdiction of the English Court;

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

however, neither side has yet commenced any court proceedings. All the amounts stated above are gross and our share would be equal to 36.75%. We have accrued our portion of the unpaid invoices and are accounting for the potential receivable from Micoperi as a gain contingency. Accordingly, the potential gain has not been recorded.

David M. Brewer.  On March 25, 2008, we paid David M. Brewer, one of our directors $97,500 cash, in settlement of various claims he made against the Company arising from an alleged prior agreement with G. Thomas Graves III, the former President and CEO, to pay Mr. Brewer certain fees pursuant to a consulting agreement. According to Mr. Brewer, Mr. Graves and Mr. Brewer had discussed the possibility of Mr. Brewer providing consulting services to the Company following our acquisition of Madison Oil Company on December 31, 2001. Mr. Brewer indicated that this arrangement was never finalized; however, when Mr. Brewer brought this matter to the attention of several members of the Board of Directors, he presented to the Company a letter executed by Mr. Graves and dated March 3, 2004, pursuant to which Mr. Graves agreed that there was a “oral and binding commitment” to pay Mr. Brewer consulting fees. There was also subsequent correspondence indicating that a subsequent grant of stock options to Mr. Brewer on June 14, 2004 was in full satisfaction of all obligations owing to Mr. Brewer for any consulting services previously provided regarding our French prospects. Following various discussions with Mr. Brewer regarding the facts giving rise to this dispute and the related correspondence, it was determined that certain members of the Audit Committee (consisting of Messrs. Bell and McLaughlin) would investigate this matter further, whereupon these members of the Audit Committee hired special counsel to assist them in the investigation and provide them with advice. These members of the Audit Committee determined in November 2007 that there were questions regarding this commitment to pay (including a failure to obtain approval from the Board of Directors for any such payment and Mr. Brewer’s failure to include information regarding these fees in his prior questionnaires used to prepare the Company’s public filings) and, as such, there were valid reasons for Toreador not to pay these amounts to Mr. Brewer. Mr. Brewer was advised of this decision in November 2007.

Subsequently, on February 11, 2008, counsel to Mr. Brewer sent a demand letter to the Company requesting payment of consulting fees aggregating $450,000. After much discussion, the Board of Directors (with Mr. David Brewer and Mr. Herbert Brewer not participating) determined that it was in the best interests of the Company and its stockholders to compromise and settle this matter with Mr. Brewer, in order to avoid the costs of litigation, whereupon the Board of Directors determined on March 12, 2008 to pay Mr. Brewer the $97,500 described above and to obtain from Mr. Brewer a release of all claims against Toreador. In connection with this settlement, the Company did not admit that these amounts were owed to Mr. Brewer or that Mr. Brewer had a valid claim for such consulting fees. On March 12, 2008, the Board of Directors removed Mr. Brewer as Chairman of and as a member of the Nominating and Corporate Governance Committee.

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — DISCONTINUED OPERATIONS

On June 14, 2007, the Board of Directors authorized management to sell all oil and gas properties in the United States. The sale of these properties completed the divestiture of the company’s non-core domestic assets and allows us to focus exclusively on our international operations. The sale was closed on September 1, 2007. The sales price was $19.1 million which resulted in a pre-tax gain of $9.2 million. Prior year financial statements for 2007 have been adjusted to present the operations of the U.S. properties as a discontinued operation. The table below compares discontinued operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007

Revenue:
Oil and natural gas sales	$—	$1,330
Operating costs and expenses:
Lease operating expense	15	535
Exploration expense	—	59
Depreciation, depletion and amortization	—	246
Dry hole expense	—	149
General and administrative expense	—	173
Gain on sale of properties and other assets	—	(702)

Total operating costs and expenses	15	460

Operating (loss) income	(15)	870
Income tax provision	—	(319)

Income (loss) from discontinued operations	$(15)	$551

NOTE 13 — DERIVATIVES

We periodically utilize derivative instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the sales price of crude oil and natural gas. We entered into futures and swap contracts for approximately 16,000 Bbls per month for the months of January 2008 through September 2008. This resulted in a net derivative fair value loss of $540,000 for the three months ended March 31, 2008. We were not a party to any derivative contracts in the comparable period of 2007. Presented in the table below is a summary of the contracts entered into:

Type	Period	Barrels	Floor	Ceiling	Loss

Collar	January 1 — March 31, 2008	48,000	$84.75	$92.75	$19
Collar	April 1 — June 30, 2008	48,000	$92.25	$100.25	245
Collar	July 1 — September 30, 2008	48,000	$91.75	$99.75	276

					$540

NOTE 14 — FAIR VALUE MEASUREMENTS

We adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities. As defined in

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity price swaps, investments and interest rate swaps.

Level 3	Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our valuation models are primarily industry-standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Level 3 instruments primarily include derivative instruments, such as basis swaps, commodity price collars and floors, as well as investments. Although we utilize third party broker quotes to assess the reasonableness of our prices and valuation techniques, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of our investments and financial instruments by SFAS No. 157 pricing levels as of March 31, 2008:

	Fair Value Measurements (in thousands)
	at March 31, 2008 Using
Description	Level 1	Level 2	Level 3	Total

Assets (Liabilities):
Oil and gas derivatives	$—	$(521)	$—	$(521)

Total	$—	$(521)	$—	$(521)

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company’s executive summary for the three months ended March 31, 2008, included the following:

•	Revenues for the three months ended March 31, 2008 were $14 million, a 106% increase over 2007 revenues of $6.8 million;

•	Oil and natural gas production for the first quarter of 2008 was 182,770 BOE versus production of 147,761 BOE for 2007. Our average realized oil price per barrel for 2008 was $92.15, a 79% increase over the average realized oil price per barrel of $51.34 in 2007. The average realized gas price in 2008 was $8.75 per Mcf, 112% greater than the average realized gas price of $4.12 per Mcf in 2007;

•	Loss available to common shares for 2008 was $4.4 million, or a loss of $0.22 per share, compared with loss available to common shares of $8.8 million, or $0.55 per share, in 2007. Operating loss for 2008 was $2.4 million, compared with an operating loss of $13.9 million in 2007;

•	Production from offshore Turkey was resumed in February, after repairs were completed due to the fishing boat incident in November 2007.

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with Note 5 to Notes to Consolidated Financial Statements included in this filing.

Liquidity

As of March 31, 2008, we had cash and cash equivalents and restricted cash of $24.5 million, a current ratio of approximately 1.4 to 1 and a debt (long-term debt and Convertible Senior Notes) to equity ratio of .71 to 1. For the three months ended March 31, 2008, we had an operating loss of $2.4 million and capital expenditures, excluding capitalized interest and changes in accounts payable, were $2.3 million. The restricted cash relates to a letter of credit relating to the dispute with Micoperi regarding the October 2005 well issues in the Black Sea and a letter of credit to secure additional permits in Hungary.

In March 2007, we closed a $45 million private placement of equity. In connection with the private placement, we entered into a registration rights agreement with the investors. The registration rights agreement provided that we would file a registration statement with the Securities and Exchange Commission covering the resale of the common stock within 60 days after the closing date. If the registration statement was not filed with the Securities and Exchange Commission within such time, we had to pay 1.0% of the aggregate purchase price, an additional 1.0% on the one month anniversary of the 60th day after closing if the registration statement had not been filed by such date and an additional 2.0% of the aggregate purchase price for each 30 day period after the one month anniversary if the registration statement was not filed by such date. We filed the registration statement with the Securities and Exchange Commission on May 8, 2007. If the registration statement was not declared effective by the Securities and Exchange Commission within 150 days after the closing date, we had to pay 1.0% of the aggregate purchase price, an additional 1.0% on the one month anniversary of the 150th day after the closing if the registration statement had not been declared effective by the Securities and Exchange Commission by such date and an additional 2.0% of the aggregate purchase price for each 30 day period after the one month anniversary if the registration statement was not declared effective by such date. The registration statement was declared effective July 26, 2007. Now that the registration statement has been declared effective by the Securities and Exchange Commission, if, subject to certain exceptions, future sales cannot be made pursuant to the registration statement, we must pay 1.0% of the aggregate purchase price on the date sales cannot be made pursuant to the registration statement, an additional 1% on the one month anniversary of the date sales are not permitted under the registration statement if sales are not permitted under the registration statement by such date and an additional 2.0% of the aggregate purchase price for each 30 day period after the one month anniversary if sales under the registration statement are not permitted by such date. Any one month or 30 day periods during which we cure the violation will cause the payment for such period to be made on a pro rata basis. As a result of the change in the resale restrictions under Rule 144, effective February 15, 2008, we amended the registration rights agreement to provide that we do not have to keep the registration statement effective if the holders of the shares covered by the registration rights agreement can sell all of the shares pursuant to Rule 144.

Our capital expenditure budget for 2008, excluding capitalized interest and changes in accounts payable, is $27.5 million which is the Company’s share of estimated Phase II development costs in the Black Sea. We believe that our French oil production will generate sufficient free cash flow to cover a significant portion of our costs and contribute to our share of development capital expenditures in the Black Sea. We believe that our Turkish cash flow will provide the balance of those development expenditures and more.

We believe we will have sufficient cash flow from operations to meet all of our 2008 obligations. However, if the cash flow from our operations is less than anticipated and if we have used up our cash we may also seek additional capital by (i) forward selling our crude oil and natural gas production; (ii) selling our interest in prospects and or licenses; (iii) selling down our working interest in properties; or (iv) a combination of these actions in addition to issuing new debt or equity securities. We believe such actions will allow us to meet our capital commitments and that as a result we will have sufficient liquidity for the remainder of 2008.

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

Secured Revolving Facility

On December 28, 2006, we entered into a loan and guarantee agreement with International Finance Corporation. The loan and guarantee agreement provides for a $25 million facility which is a secured revolving facility with a current maximum facility amount of $25 million which maximum facility amount will increase to $40 million when the projected total borrowing base amount exceeds $50 million. The $25 million facility funded on March 2, 2007. The total proceeds received on March 2, 2007 were approximately $25 million, of which $11 million was used to retire the outstanding balance on the $15 million credit facility with Natixis Banques Populaires and the remaining $14 million of funds was used to finance our capital expenditures in Turkey and Romania. The loan and guarantee agreement also provides for an unsecured $10 million facility which funded on December 28, 2006. In September 2007, we repaid $5 million of the $25 million facility after the oil and natural gas properties in the United States were sold. As of December 31, 2007, the International Finance Corporation has reduced our borrowing base under both loans to $30 million from $35 million. Until the next redetermination date in the first quarter of 2009, the Company has no additional borrowing capacity under these facilities. We do not believe that the loss of $5 million in the borrowing base will materially effect our business strategy for 2008 and 2009.

Interest accrues on any loans under the $25 million facility at a rate of 2% over the six month LIBOR rate. Interest accrued on the $10 million facility at a rate of 1.5% over the six month LIBOR rate until the $25 million facility funded on March 2, 2007 after which the rate for the $10 million facility was lowered to 0.5% over the six month LIBOR rate. As of March 31, 2008 the interest rate on the $10 million facility was 5.329% and 6.829% on the $25 million facility. Interest is to be paid on each June 15 and December 15.

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

We are to meet the following ratios on a consolidated basis: (i) the life of loan coverage ratio of not less than: (a) 1.2:1.0 in 2006 and 2007; (b) 1.3:1.0 in 2008; and (c) 1.4:1.0 in 2009 and each subsequent year thereafter; (ii) reserve tail ratio of not less than 25%; (iii) adjusted financed debt to EBITDAX ratio of not more than 3.0:1.0; (iv) liabilities to tangible net worth ratio of not more than 60:40; and (v) interest coverage ratio of not less than 3.0:1.0. At December 31, 2007, we were not in compliance with the interest coverage ratio of not less than 3.0:1.0; the actual ratio was 2.8:1.0. The International Finance Corporation has granted us a temporary waiver for the interest coverage ratio provided we maintain EBITDAX to net interest expense ratio of 2.7:1.0 until July 2, 2008 and EBITDA to net interest expense ratio of a least 2.7:1.0 during the remaining period of the waiver effectiveness. The waiver is effective until March 8, 2009.

At March 31, 2008, we were not in compliance with the adjusted financial debt to EBITDAX ratio threshold of not more than 3.0:1.0; the actual ratio was 4.5:1.00. The International Finance Corporation has granted the Company a temporary waiver on the condition that the Company maintains the adjusted financial debt to EBITDA ratio for the (i) quarter ending March 31, 2008 of 4.5:1.0; (ii) quarter ending June 30, 2008 of 4.0:1.0; (iii) quarter ending September 30, 2008 of 3.5:1.0, and (iv) quarter ending December 31, 2008 of 3.25:1.0. The Company is also to be complaint with original requirement of adjusted financial debt to EBITDA of not more than 3.0:1.0 starting from the end of the first quarter ending March 31, 2009. The waiver is effective until April 1, 2009. The Company is in compliance with all other covenants including interest rate coverage ratio as of March 31, 2008.

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

The registration rights agreement covering the Convertible Senior Notes provided for a penalty if the registration statement was filed and declared effective but thereafter ceased to be effective (a “Suspension Period”) for an aggregate of forty-five (45) days in any three month period or ninety (90) days in any twelve month period (an “Event Date”). Such penalty called for an additional 0.25% per annum in interest expense on the aggregate principal amount of the Convertible Senior Notes for the first ninety (90) days following an Event Date and an additional 0.50% per annum in interest expense on the aggregate principal amount of the Convertible Senior Notes thereafter, until such Suspension Period ended upon the registration statement again becoming effective or not being required to be effective pursuant to the registration rights agreement. Because we did not file our Quarterly Report on Form 10-Q for the nine month period ended September 30, 2006 in a timely manner, the registration statement for the Convertible Senior Notes became ineffective and we entered a Suspension Period on November 15, 2006. Such Suspension Period ended on January 23, 2007 when we provided notice that the Form 10-Q had been filed and the Suspension Period was no longer in effect. Because the Suspension Period exceeded forty-five (45) days in any three month period, we paid approximately $14,375 in additional interest expense. On March 16, 2007, the date we filed our Form 10-K for the year ended December 31, 2006 we again entered a Suspension Period until all the Convertible Senior Notes became eligible for sale pursuant to Rule 144(k) on September 30, 2007. On October 1, 2007, $155,000 was deposited with the trustee for the Convertible Senior Notes as the penalty for any holders of the Convertible Senior Notes who were eligible on October 1, 2007 to receive a pro rate portion of such payment. Such eligible holders had to have registered their Convertible Senior Notes on the registration statement and still held those Notes on October 1, 2007. Through March 31, 2008, we had released $4,043 of the penalty deposit to eligible holders of Convertible Senior Notes. On April 1, 2008, we requested that the trustee return $150,957 which represents the unclaimed portion of the penalty.

Dividend and Interest Requirements

Dividends on our common stock may be declared and paid out of funds legally available when and as determined by our board of directors. Our policy is to hold and invest corporate funds on a conservative basis, and, thus, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

The terms of the loan and guarantee agreement with the International Finance Corporation limit the payment of dividends only to those that are required by law.

Contractual Obligations

The following table sets forth our contractual obligations in thousands at March 31, 2008 for the periods shown:

		Less Than	One to	Four to	More Than
	Total	One Year	Three Years	Five Years	Five Years

Long-term debt	$116,250	$—	$—	$—	$116,250
Lease commitments	4,005	765	1,149	1,175	916

Total contractual obligations	$120,255	$765	$1,149	$1,175	$117,166

Contractual obligations for long-term debt above does not include amounts for interest payments.

At December 31, 2007 and March 31, 2008 we were not in compliance with certain financial covenants relating to the loan with the International Finance Corporation. We obtained waivers through March 8, 2009 and April 1, 2009 respectively. Accordingly, the amount is shown in the above table as maturing in accordance with the original terms of the loan facility.

In conjunction with FIN 48, we have no certainty as to when unrecognized tax benefits of $326,000 will become due.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in Form 10-K for the year ended December 31, 2007. We have identified below policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates on a periodic basis and base our estimates on experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

For the year ended December 31, 2007, we had a downward reserve revision of 4.8% on a BOE basis. This was comprised of a 42.6% decline in the natural gas reserves and a 10.8% increase in oil reserves. This downward revision was due to the following factors: (i) in Hungary, due to the small volume of gas we were unable to secure a gas contract which caused a deletion of previously booked, technically recoverable reserves of 159 MBOE; (ii) in Romania, one gas well watered out and another is under performing based on previous projections resulting in a downward revision of 305.6 MBOE; and (iii) in the South Akcakoca Sub-Basin in Turkey, new pressure information and early performance data refined the geological interpretation resulting in a downward revision of 1,369.4 MBOE. These downward revisions were partially offset by improved performance in the Neocomian Field in France and the Cendere Field in Turkey.

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

Derivatives

We periodically utilize derivative instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil. In accordance with SFAS No. 133, Accounting for “Derivative Instruments and Hedging Activities”, we have elected not to designate the derivative financial instruments to which we are a party as hedges, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur. We determine the fair value of futures and swap contracts based on the difference between their fixed contract price and the underlying market price at the determination date. The realized and unrealized gains and losses on derivatives are recorded as a derivative fair value gain or loss in the income statement.

Foreign Currency Translation

The functional currency for Turkey, Romania and Hungary is the US Dollar and in France the functional currency is the Euro. Translation gains or losses resulting from transactions in the New Turkish Lira in Turkey, the Lei in Romania and the Forint in Hungary are included in income available to common shares for the current period. Translation gains and losses resulting from transactions in Euros are included in other comprehensive income for the current period. We periodically review the operations of our entities to ensure the functional currency of each entity is the currency of the primary economic environment in which we operate.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

The following tables present production and average unit prices for the geographic segments indicated:

	For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2008	2007		2008	2007
Production:			Average Price:

Oil (MBbls):			Oil ($/Bbl):
France	95	99	France	$92.93	$51.99
Turkey	14	17	Turkey	89.36	47.79
Romania	1	3	Romania	58.69	50.01

Total	110	119	Total	$92.15	$51.34

Gas (MMcf):			Gas ($/Mcf):
France	—	—	France	$—	$—
Turkey	320	—	Turkey	10.00	—
Romania	115	174	Romania	5.26	4.12

Total	435	174	Total	$8.75	$4.12

MBOE:			$/ BOE:
France	95	99	France	$92.93	$51.99
Turkey	68	17	Turkey	66.17	47.79
Romania	20	32	Romania	32.99	27.25

Total	183	148	Total	$76.44	$46.12

Revenue

Oil and natural gas sales

Oil and natural gas sales for the three months ended March 31, 2008 were $14 million, as compared to $6.8 million for the comparable period in 2007. This increase is primarily due to natural gas production from offshore Turkey ($3.2 million), which began in May 2007, the increase in price received for our French production ($3.9 million), price increase for oil production in Turkey ($582,000) and the increase in price received from Romanian production ($141,000). This resulted in an additional $7.8 million in revenue. This was partially offset by a decline in total oil production of 9 MBbls and a decline in Romanian gas production of 59 MMcf for a total of 19 MBOE’s which resulted in a decrease in revenue of $600,000.

The above table compares both volumes and prices received for oil and natural gas for the three months ended March 31, 2008 and 2007. Oil and natural gas prices are and will continue to be extremely volatile and a significant change will have a material impact on our revenue.

Costs and expenses

Lease operating

Lease operating expense was $3.5 million, or $18.92 per BOE produced for the quarter ended March 31, 2008, as compared to $2.3 million, or $15.80 per BOE produced for the comparable period in 2007. The $1.1 million increase is primarily due to offshore Turkey starting production in May 2007 and workovers performed on wells in France and Romania in the first quarter of 2008.

Exploration expense

Exploration expense for the first quarter of 2008 was $1 million, as compared to $2 million in the first quarter of 2007. This decrease is due primarily to our farmout efforts that were started in the fourth quarter of 2007.

Depreciation, depletion and amortization

First quarter 2008 depreciation, depletion and amortization expense was $6.9 million or $37.65 per BOE produced, as compared to $2.1 million, or $14.00 per BOE produced for the first quarter of 2007. This increase is primarily due to offshore Turkey starting production in May 2007 resulting in an additional $5.4 million in depreciation, depletion and amortization and a decrease in Romania of $600,000 due primarily to the impairment recorded at December 31, 2007.

Dry hole expense

For three months ended March 31, 2008, we recorded zero dry hole expense, as compared to $8.2 million, which included one dry hole in France of $1 million, two dry holes in Romania totaling $4.6 million and two dry holes in Hungary totaling $2.6 million in the comparable period of 2007. This decrease is due to the strategic decision to no longer drill 100% exploratory wells or fund 100% seismic programs on exploratory acreage. We have begun a systematic process of farming out our exploratory prospects to industry partners. The terms of farm outs have been and will generally be structured so that the farmee will pay 100% of all seismic costs and drill an exploratory well to casing point in order to earn a 50%-75% working interest in the prospect or concession.

General and administrative

General and administrative expense, not including stock compensation expense, was $3.9 million for the first quarter of 2008 compared with $3.3 million for the first quarter of 2007. The increase is primarily due to a reduction in the amount of capitalized general and administrative costs incurred in Turkey in association with our Black Sea project, since it is now on production.

Stock compensation expense

Stock compensation expense was $659,000 for the first quarter of 2008 compared with $905,000 for the first quarter of 2007. This decrease is due to the vesting of higher priced restricted stock during 2007.

Cost incurred related to the resignation of former President and Chief Executive Officer

For the three months ended March 31, 2008 we had zero costs associated with the resignation of the former President and Chief Executive Officer, as compared to $2.2 million in the comparable period of 2007.

Loss on oil and gas derivative contracts

Loss on oil and gas derivative contracts of $540,000 represents the recognized loss on the commodity derivative contracts with Total Oil Trading. Presented in the table below is a summary of the contracts entered into:

Type	Period	Barrels	Floor	Ceiling	Loss

Collar	January 1 — March 31, 2008	48,000	$84.75	$92.75	$19
Collar	April 1 — June 30, 2008	48,000	$92.25	$100.25	245
Collar	July 1 — September 30, 2008	48,000	$91.75	$99.75	276

					$540

Foreign currency exchange gain (loss)

We recorded a gain on foreign currency exchange of $1.2 million for the first quarter of 2008 compared with a gain of $1 million for the first quarter of 2007. This increased gain is primarily due to a change in accounting method regarding intercompany account receivables due from our subsidiaries in Turkey, Romania and Hungary. Pursuant to a Board of Directors resolution, we expect to be repaid the intercompany account receivable from our subsidiaries in Turkey, Romania and Hungary in the foreseeable future. Due to this resolution subsequent to October 1, 2007, the change in the intercompany accounts receivable balance will be reflected in current earnings, as a foreign exchange gain or loss rather than accumulated other comprehensive income.

Interest and other income

Interest and other income was $281,000 in the first quarter of 2008 as compared with income of $513,000 in the comparable period of 2007. In the quarter ended March 31, 2007, our average cash balance was larger than our average cash balance for the quarter ended March 31, 2008, which resulted in less interest income in the current period.

Interest expense, net of interest capitalized

Interest expense was $2.2 million for the three months ended March 31, 2008, as compared to $595,000 for the comparable period of 2007. The increase in interest expense is primarily due to a reduction in the amount of interest that could be capitalized due to the assets in Turkey commencing production in May 2007. Included in interest expense for the quarter ending March 31, 2008, is $701,625 of additional compensation due to the IFC related to the prior year. This amount should have been recognized as additional interest expense in the prior year. Although the amount may be considered material to the financial results for the quarter ended March 31, 2008, management does not believe that the correction of the error in the current period will have a material effect on the financial results for the year ended December 31, 2008. Also included in interest expense this quarter is a quarterly estimate of $175,250 of the fee to be paid in 2009 relating to 2008 operations.

Discontinued operations

On September 1, 2007, we sold all of our working interest properties located in the United States for $19.1 million which resulted in a pre-tax gain of $9.2 million. Prior year financial statements for 2007 have been adjusted to present the operations of the U.S. properties as a discontinued operation. The revenues received and the costs incurred after the effective date are due to adjustments made by the operator prior to the effective date of the sale. We do not have any involvement with the properties sold.

The results of operations of assets in the United States that were sold in September 2007 have been presented as discontinued operations in the accompanying consolidated statements of operations. Results for these assets reported as discontinued operations were as follows:

	Three Months Ended
	March 31,
	2008	2007

Revenue:
Oil and natural gas sales	$—	$1,330
Operating costs and expenses:
Lease operating expense	15	535
Exploration expense	—	59
Depreciation, depletion and amortization	—	246
Dry hole expense	—	149
General and administrative expense	—	173
Gain on sale of properties and other assets	—	(702)

Total operating costs and expenses	15	460

Operating income	(15)	870
Income tax provision	—	(319)

Income (loss) from discontinued operations	$(15)	$551

Other comprehensive income

The most significant element of comprehensive income, other than net income, is foreign currency translation. For the three months ended March 31, 2008, we had accumulated an unrealized income of $5.1 million, as compared to an unrealized income of $4.2 million for the comparable period in 2007. The primary reason for the increase is due to the weakening of the US Dollar compared to the Euro.

The functional currency of our operations in France is the Euro. The functional currency in Romania, Turkey and Hungary is the US Dollar. The exchange rates at March 31, 2008 and 2007 were:

	March 31,
	2008	2007

Euro	$1.5812	$1.3318

New Turkish Lira	$0.7648	$0.7216

Romanian Lei	$0.4243	$0.3970

Hungarian Forint	$0.0061	$0.0054

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three months ended March 31, 2008. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s 2007 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President — Finance & Accounting and Chief Accounting Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Senior Vice President — Finance & Accounting and Chief Accounting Officer concluded that our disclosure controls and procedures as of March 31, 2008 were not effective as described below:

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

Changes in Internal Control over Financial Reporting

In the quarter ended March 31, 2008, we continued improving the computerized integrated financial reporting system in order to automate the manual processes that are causing errors in spreadsheets and had a more thorough review by senior financial officers of the financial statements and underlying supporting documentation and these changes have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 11 which is incorporated into this “Item 1. Legal Proceedings” by reference.

ITEM 6.	EXHIBITS

Exhibit
Number	Description	Incorporation by Reference

4.1	Warrant No. 39, issued by Toreador Resources Corporation to Rich Brand amending and replacing Warrant No. 30.	Filed Herewith.
4.2	Warrant No. 40, issued by Toreador Resources Corporation to Dianne Brand.	Filed Herewith.
4.3	First Amendment to Registration Rights Agreement dated as of February 15, 2008 by and among Toreador Resources Corporation, Capital Ventures International and Goldman, Sachs & Co.	Incorporated by reference from Exhibit 4.11 to Toreador Resources Corporation Form 10-K for the year ended December 31, 2007.
10.1	Summary Sheet — 2008 Charles J. Campise Annual Base Salary.	Incorporated by reference from Exhibit 10.53 to Toreador Resources Corporation Form 10-K for the year ended December 31, 2007.
10.2	Form of Amendment to Restricted Stock Agreement for Outside Directors (January 2008).	Incorporated by reference from Exhibit 10.54 to Toreador Resources Corporation Form 10-K for the year ended December 31, 2007.
10.3	Amendment No. 2 to the Toreador Resources Corporation 2005 Long-Term Incentive Plan.	Filed Herewith.
10.4	Waiver Letter dated March 3, 2008 by International Finance Corporation in favor of Toreador Resources Corporation, Toreador Turkey Ltd., Toreador Romania Ltd., Madison Oil France SAS, Toreador Energy France S.C.S., and Toreador International Holding Limited Liability Company.	Filed Herewith.
10.5	Release Agreement by and between David M. Brewer and Toreador Resources Corporation dated March 24, 2008.	Filed Herewith.
10.6	Employment Agreement of Nigel Lovett dated March 12, 2008.	Filed Herewith.
10.7	Employment Agreement of Michael J. FitzGerald dated March 12, 2008.	Filed Herewith.
10.8	Employment Agreement of Edward Ramirez dated March 12, 2008.	Filed Herewith.
10.9	Employment Agreement of Charles Campise dated March 12, 2008.	Filed Herewith.
10.10	2008 Discretionary Employee Bonus Policy.	Filed Herewith.
10.11	2008 Performance Goals and Payout Amounts.	Filed Herewith.
10.12	Summary Sheet — 2008 Director Compensation.	Filed Herewith.

Exhibit
Number	Description	Incorporation by Reference

10.13	Waiver Letter dated May 7, 2008 by International Finance Corporation in favor of Toreador Resources Corporation, Toreador Turkey Ltd., Toreador Romania Ltd., Madison Oil France SAS, Toreador Energy France S.C.S., and Toreador International Holding Limited Liability Company.	Filed Herewith.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.
31.2	Certification of Senior Vice President — Finance & Accounting and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.
32.1	Certification of Chief Executive Officer and Senior Vice President — Finance & Accounting and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION, Registrant

May 12, 2008	/s/ Nigel J. Lovett Nigel J. Lovett President and Chief Executive Officer

May 12, 2008	/s/ Charles J. Campise Charles J. Campise Senior Vice President — Finance & Accounting and Chief Accounting Officer