Form 10-Q
period 2008-06-30
TOREADOR RESOURCES CORP
filed 2008-08-11
CIK 98720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

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

As of August 8, 2008, there were 20,141,033 shares of common stock outstanding.

TOREADOR RESOURCES CORPORATION

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets — June 30, 2008 and December 31, 2007	1
	Consolidated Statements of Operations — for the three months ended June 30, 2008 and 2007	2
	Consolidated Statements of Operations — for the six months ended June 30, 2008 and 2007	3
	Consolidated Statements of Cash Flows — for the six months ended June 30, 2008 and 2007	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION
Item. 4.	Submission of Matters to a Vote of Security Holders	36
Item 6.	Exhibits	37
	SIGNATURES	38
Form of Outside Director Stock Award
Nonqualified Stock Option Agreement
Incentive Stock Option Agreement
Employee Restricted Stock Award
First Amendment to the Separation Agreement
Certification of CEO Pursuant to Section 302
Certification of SVP Pursuant to Section 302
Certification Pursuant to Section 906

i

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except share
	and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$16,567	$12,721
Accounts receivable, net of allowance of $275 and $120	14,777	12,340
Other	3,771	3,912

Total current assets	35,115	28,973

Oil and natural gas properties, net, using successful efforts method of accounting	208,059	271,951
Investments	200	500
Restricted cash	11,711	10,818
Goodwill	5,230	4,942
Deferred income tax asset	3,465	—
Other assets	6,012	5,927

	$269,792	$323,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$21,269	$18,280
Deferred lease payable	87	183
Fair value of oil and gas derivatives	1,953	192
Income taxes payable	4,794	674

Total current liabilities	28,103	19,329

Long-term accrued liabilities	535	522
Deferred lease payable	598	478
Long-term debt, net of current portion	30,000	30,000
Asset retirement obligations	8,259	7,339
Deferred income tax liabilities	15,718	15,368
Convertible senior notes	86,250	86,250

Total liabilities	169,463	159,286

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.15625 par value, 30,000,000 shares authorized; 20,862,060 and 20,566,470 shares issued	3,260	3,214
Additional paid-in capital	165,768	163,955
Accumulated deficit	(112,762)	(42,564)
Accumulated other comprehensive income	46,597	41,754
Treasury stock at cost, 721,027 shares	(2,534)	(2,534)

Total stockholders’ equity	100,329	163,825

	$269,792	$323,111

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2008	2007
	(Unaudited)
	(In thousands, except
	per share data)

Oil and natural gas sales	$19,864	$9,962
Operating costs and expenses:
Lease operating	4,855	3,057
Exploration expense	979	2,685
Depreciation, depletion and amortization	13,087	5,358
Dry hole expense	—	9,097
General and administrative	5,255	2,950
Loss on oil and gas derivative contracts	3,671	606
Impairment on investments	300	—
Impairment on oil and gas properties	55,461	—
Gain on sale of properties and other assets	—	(3,584)

Total operating costs and expenses	83,608	20,169

Operating loss	(63,744)	(10,207)
Other income (expense):
Foreign currency exchange gain (loss)	141	(16,759)
Interest and other income	256	69
Interest expense, net of interest capitalized	(2,010)	(313)

Total other expense	(1,613)	(17,003)

Loss before taxes	(65,357)	(27,210)
Income tax benefit (provision)	(390)	1,804

Loss from continuing operations	(65,747)	(25,406)
Income (loss) from discontinued operations	(21)	359

Net loss	(65,768)	(25,047)
Preferred dividends	—	(40)

Loss available to common shares	$(65,768)	$(25,087)

Basic income (loss) available to common shares per share:
From continuing operations	$(3.33)	$(1.34)
From discontinued operations	—	0.02

	$(3.33)	$(1.32)

Diluted income (loss) available to common shares per share:
From continuing operations	$(3.33)	$(1.34)
From discontinued operations	—	0.02

	$(3.33)	$(1.32)

Weighted average shares outstanding:
Basic	19,742	18,993

Diluted	19,742	18,993

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
	(In thousands, except
	per share data)

Oil and natural gas sales	$33,845	$16,783
Operating costs and expenses:
Lease operating	8,314	5,394
Exploration expense	1,949	4,733
Depreciation, depletion and amortization	19,969	7,427
Dry hole expense	—	17,107
General and administrative	9,832	9,235
Loss on oil and gas derivative contracts	4,211	606
Impairment on investments	300	—
Impairment on oil and gas properties	55,461	—
Gain on sale of properties and other assets	—	(3,584)

Total operating costs and expenses	100,036	40,918

Operating loss	(66,191)	(24,135)
Other income (expense):
Equity in earnings of unconsolidated investments	—	22
Foreign currency exchange gain (loss)	1,339	(15,771)
Interest and other income	537	582
Interest expense, net of interest capitalized	(4,250)	(909)

Total other expense	(2,374)	(16,076)

Loss before taxes	(68,565)	(40,211)
Income tax benefit (provision)	(1,593)	5,479

Loss from continuing operations	(70,158)	(34,732)
Income (loss) from discontinued operations	(36)	910

Net loss	(70,194)	(33,822)
Preferred dividends	—	(81)

Loss available to common shares	$(70,194)	$(33,903)

Basic income (loss) available to common shares per share:
From continuing operations	$(3.56)	$(1.98)
From discontinued operations	—	0.05

	$(3.56)	$(1.93)

Diluted income (loss) available to common shares per share
From continuing operations	$(3.56)	$(1.98)
From discontinued operations	—	0.05

	$(3.56)	$(1.93)

Weighted average shares outstanding:
Basic	19,699	17,545

Diluted	19,699	17,545

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited )
	(In thousands)

Cash flows from operating activities:
Net loss	$(70,194)	$(33,822)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,969	7,978
Gain on sale of oil and gas properties and other assets	—	(4,204)
Loss on oil and gas derivative contracts	1,761	581
Equity in earnings of unconsolidated investments	—	(22)
Stock based compensation	1,498	2,756
Impairment on investments	300	—
Impairment on oil and gas properties	55,461	—
Dry hole expense	—	17,279
Deferred income taxes benefit	(4,415)	(5,033)
Increase in accounts receivable	(2,185)	(18,650)
Decrease in other current assets	369	6,947
Increase in other assets	(180)	(197)
Increase (decrease) in accounts payable and accrued liabilities	4,973	(658)
Increase (decrease) in income taxes payable	3,970	(412)

Net cash provided by (used in) operating activities	11,327	(27,457)

Cash flows from investing activities:
Expenditures for property and equipment	(6,974)	(57,632)
Restricted cash	—	12,734
Proceeds from sale of oil and gas properties and other assets	—	6,999
Distributions from unconsolidated subsidiaries	—	60
Purchase of long term investments	—	(500)

Net cash used in investing activities	(6,974)	(38,339)

Cash flows from financing activities:
Borrowings from long-term debt	—	25,000
Repayments of long-term debt	—	(16,550)
Payment of equity issue cost	—	(2,846)
Proceeds from issuance of common stock	—	50,413
Payment of preferred dividends	—	(81)
Exercise of stock options	568	1,477

Net cash provided by financing activities	568	57,413

Net increase (decrease) in cash and cash equivalents	4,921	(8,383)
Effects of foreign currency translation on cash and cash equivalents	(1,075)	14,401
Cash and cash equivalents, beginning of period	12,721	12,664

Cash and cash equivalents, end of period	$16,567	$18,682

Supplemental disclosures:
Cash paid during the period for interest, net of interest capitalized	$3,330	$—
Cash paid during the period for income taxes	$1,821	$1,700

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The consolidated financial statements of Toreador Resources Corporation and subsidiaries (“Toreador,” “we,” “us,” “our,” or the “Company”) included herein have been prepared by the Company and are unaudited,, pursuant to the rules and regulations of the Securities and Exchange Commission. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. Certain prior-year amounts have been reclassified and adjusted to conform to the 2008 presentation and to present the operations of the U.S. properties as a discontinued operation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Unless otherwise noted, amounts reported in tables are in thousands, except per unit data.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 162 — “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently assessing the effect, if any, the adoption of SFAS No. 162 will have on our financial statements and related disclosures

In March 2008, the FASB issued Statement No. 161 — “Disclosures about Derivative Instruments and Hedging Activities” — an Amendment of FASB Statement No. 133 (“SFAS No. 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for annual periods beginning after November 15, 2008. We are currently assessing the effect, if any, the adoption of SFAS No. 161 will have on our financial statements and related disclosures.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“SFAS No 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It applies whenever other standards require or permit assets or liabilities to be measured at fair value but it does not expand the use of fair value in any new circumstances. In November 2007, the effective date was deferred for one year for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis. The provisions of SFAS No. 157 that were not deferred were effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157, effective January 1, 2008, did not have a significant effect on our reported financial position or earnings. See Note 14.

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any items for which we elect the fair value measurement option are to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159, effective January 1, 2008, did not have an effect on our reported financial position or earnings.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS No. 141R”). Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and any contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use are to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resultant in a business combination be recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We are currently determining the effect of adopting SFAS No. 141R.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The effect of adopting SFAS No. 160 is not expected to have an effect on our reported financial position or earnings.

NOTE 2 — CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, restricted cash and accounts receivable. We place our cash with high credit quality financial institutions. We sell oil and natural gas to various customers. At June 30, 2008 the allowance for doubtful accounts was $274,797. Substantially all of our accounts receivable are due from the purchasers of oil and natural gas and a value added tax (VAT) receivable in Romania.

We periodically review the collectability of accounts receivable and record a valuation allowance for those accounts which are, in our judgment, unlikely to be collected. We have not had any significant credit losses in the past and we believe our accounts receivable are fully collectable with the exception of the current allowance.

Accounts receivable consisted of the following:

	June 30,	December 31,
	2008	2007

Accrued oil and natural gas sales receivables, net of allowance of $274,797 and $120,000	$8,005	$3,154
Joint interest receivables	2,003	2,163
Trade receivables	9	2,182
Recoverable VAT	4,142	4,221
Other accounts receivable	618	620

	$14,777	$12,340

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — INCOME (LOSS) PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted income (loss) per common share computation:

	Three Months Ended
	June 30,
	2008	2007

Basic income (loss) per share:
Numerator:
Loss from continuing operations, net of income tax	$(65,747)	$(25,406)
Less: dividends on preferred shares	—	40

Net loss from continuing operations	(65,747)	(25,446)
Income (loss) from discontinued operations, net of income tax	(21)	359

Loss available to common shareholders	$(65,768)	$(25,087)

Denominator:
Common shares outstanding	19,742	18,993

Basic income (loss) available to common shareholders per share from:
Continuing operations	$(3.33)	$(1.34)
Discontinued operations	—	0.02

	$(3.33)	$(1.32)

Diluted income (loss) per share:
Numerator:
Loss from continuing operations, net of income tax	$(65,747)	$(25,406)
Less: dividends on preferred shares, if antidilutive	—	40

Net loss from continuing operations	(65,747)	(25,446)
Income (loss) from discontinued operations, net of income tax	(21)	359

Loss available to common shareholders	$(65,768)	$(25,087)

Denominator:
Weighted average common shares outstanding	19,742	18,993
Common stock options and warrants	— (1)	— (1)
Conversion of preferred shares	— (2)	— (2)
Conversion of 5.0% notes payable	— (3)	— (3)

Diluted shares outstanding	19,742	18,993

Diluted income (loss) available to common shareholders per share from:
Continuing operations	$(3.33)	$(1.34)
Discontinued operations	—	0.02

	$(3.33)	$(1.32)

(1)	Conversion of these securities would be antidilutive; therefore, there are no dilutive shares.

(2)	Conversion of these securities would be antidilutive; therefore, there are no dilutive shares. These securities were converted on or prior to December 31, 2007.

(3)	Conversion of the 5% Senior Convertible Notes would be antidilutive therefore, there are no dilution shares.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	June 30,
	2008	2007

Basic income (loss) per share:
Numerator:
Loss from continuing operations, net of income tax	$(70,158)	$(34,732)
Less: dividends on preferred shares	—	81

Net loss from continuing operations	(70,158)	(34,813)
Income (loss) from discontinued operations, net of income tax	(36)	910

Loss available to common shareholders	$(70,194)	$(33,903)

Denominator:
Common shares outstanding	19,699	17,545

Basic income (loss) available to common shareholders per share from:
Continuing operations	$(3.56)	$(1.98)
Discontinued operations	—	0.05

	$(3.56)	$(1.93)

Diluted income (loss) per share:
Numerator:
Loss from continuing operations, net of income tax	$(70,158)	$(34,732)
Less: dividends on preferred shares, if antidilutive	—	81

Net loss from continuing operations	(70,158)	(34,813)
Income (loss) from discontinued operations, net of income tax	(36)	910

Loss available to common shareholders	$(70,194)	$(33,903)

Denominator:
Weighted average common shares outstanding	19,699	17,545
Common stock options and warrants	— (1)	— (1)
Conversion of preferred shares	— (2)	— (2)
Conversion of 5.0% notes payable	— (3)	— (3)

Diluted shares outstanding	19,699	17,545

Diluted income (loss) available to common shareholders per share from:
Continuing operations	$(3.56)	$(1.98)
Discontinued operations	—	0.05

	$(3.56)	$(1.93)

(1)	Conversion of these securities would be antidilutive; therefore, there are no dilutive shares.

(2)	Conversion of these securities would be antidilutive; therefore, there are no dilutive shares. These securities were converted on or prior to December 31, 2007.

(3)	Conversion of the 5% Senior Convertible Notes would be antidilutive therefore, there are no dilution shares.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — COMPREHENSIVE LOSS

The following table presents the components of comprehensive loss, net of related tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net loss	$(65,768)	$(25,047)	$(70,194)	$(33,822)
Foreign currency translation adjustment	(208)	14,232	4,843	18,462

Comprehensive loss	$(65,976)	$(10,815)	$(65,351)	$(15,360)

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
	2008	2007

Secured revolving facility with the International Finance Corporation	$30,000	$30,000
Convertible senior notes	86,250	86,250

	116,250	116,250
Less: current portion	—	—

	$116,250	$116,250

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 15, 2006, we received a notice from the trustee for failure to provide the trustee with a copy of our Form 10-Q for the nine month period ended September 30, 2006. Since we cured the covenant default within thirty (30) days after receiving the written notice from the trustee, an event of default did not occur.

The registration rights agreement covering the Notes provided for a penalty if the registration statement was filed and declared effective but thereafter ceased to be effective (a “Suspension Period”) for an aggregate of forty-five (45) days in any three month period or ninety (90) days in any twelve month period (an “Event Date”). Such penalty called for an additional 0.25% per annum in interest expense on the aggregate principal amount of the Notes for the first ninety (90) days following an Event Date and an additional 0.50% per annum in interest expense on the aggregate principal amount of the Notes thereafter, until such Suspension Period ended upon the registration statement again becoming effective or not being required to be effective pursuant to the registration rights agreement. Because we did not file our Quarterly Report on Form 10-Q for the nine month period ended September 30, 2006 in a timely manner, the registration statement for the Notes became ineffective and we entered a Suspension Period on November 15, 2006. Such Suspension Period ended on January 23, 2007 when we provided notice that the Form 10-Q had been filed and the Suspension Period was no longer in effect. Because the Suspension Period exceeded forty-five (45) days in any three month period, we paid approximately $14,375 in additional interest expense. On March 16, 2007, the date we filed our Form 10-K for the year ended December 31, 2006, we again entered a Suspension Period until all the Notes became eligible for sale pursuant to Rule 144(k) on September 30, 2007. On October 1, 2007, $155,000 was deposited with the trustee for the Notes as the penalty for any holders of the Notes who were eligible on October 1, 2007 to receive a pro rata portion of such payment. Such eligible holders had to have registered their Notes on the registration statement and still held those Notes on October 1, 2007. Through June 30, 2008, we had released $4,043 of the penalty deposit to eligible holders of Notes. On April 1, 2008, we requested that the trustee return $150,957 which represents the unclaimed portion of the penalty and on April 3, 2008 we received the funds from the trustee.

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

Interest accrues on any loans under the $25 million facility at a rate of 2% over the six month LIBOR rate. Interest accrued on the $10 million facility at a rate of 1.5% over the six month LIBOR rate until the $25 million facility was funded after which the rate for the $10 million facility was lowered to 0.5% over the six month LIBOR rate. As of June 30, 2008, the interest rate on the $10 million facility was 3.634% and the interest rate on the $25 million facility was 5.134%. Interest is to be paid on each June 15 and December 15.

The $25 million facility is secured as follows: (i) the lender has a first ranking security interest in (a) in certain proceeds, receivables and contract rights relating to and from the sale of oil or gas production in France, Turkey and Romania and (b) funds held in certain bank accounts; (ii) the lender has an assignment of all rights and claims to any compensation or other special payments in respect of all concessions other than those arising in the normal course of operations payable by the government of Turkey and Romania; and (iii) the lender has a first ranking pledge (a) by Toreador International Holding, LLC of all its shares in the borrowers; (b) by Madison Oil France SAS of all its shares in Toreador France; and (c) by the Company of all its shares in Toreador International Holding, LLC.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We are required to meet the following ratios on a consolidated basis: (i) the life of loan coverage ratio of not less than: (a) 1.2:1.0 in 2006 and 2007; (b) 1.3:1.0 in 2008; and (c) 1.4:1.0 in 2009 and each subsequent year thereafter; (ii) reserve tail ratio of not less than 25%; (iii) adjusted financed debt to EBITDAX (earnings before interest, taxes, depreciation and amortization and exploration expenses) ratio of not more than 3.0:1.0; (iv) liabilities to tangible net worth ratio of not more than 60:40; and (v) interest coverage ratio of not less than 3.0:1.0. On August 9, 2007, the ratios were amended to replace the adjusted financial debt to EBITDA ratio not being more than 3.0:1.0 with the adjusted financial debt to EBITDAX ratio not being more than 3.0:1.0 and the definition of interest coverage ratio was adjusted to substitute EBITDAX instead of EBITDA for calculation purposes. At December 31, 2007, we were not in compliance with the interest coverage ratio of not less than 3.0:1.0; the actual ratio was 2.8:1.0. The International Finance Corporation has granted the Company a temporary waiver for the interest coverage ratio provided the Company maintains EBITDAX to net interest expense ratio of 2.7:1.0 until July 2, 2008 and EBITDA to net interest expense ratio of at least 2.7:1.0 during the remaining period of the waiver’s effectiveness. The waiver is effective until March 8, 2009.

At March 31, 2008, we were not in compliance with the adjusted financial debt to EBITDAX ratio threshold of not more than 3.0:1.0; the actual ratio was 4.5:1.00. The International Finance Corporation has granted the Company a temporary waiver on the condition that the Company maintains the adjusted financial debt to EBITDA ratio for the (i) quarter ending March 31, 2008 of 4.5:1.0; (ii) quarter ending June 30, 2008 of 4.0:1.0; (iii) quarter ending September 30, 2008 of 3.5:1.0, and (iv) quarter ending December 31, 2008 of 3.25:1.0. We must also be compliant with the original requirement of adjusted financial debt to EBITDA of not more than 3.0:1.0 starting from the end of the first quarter ending March 31, 2009. The waiver is effective until April 1, 2009.

We are in compliance with all covenants as of June 30, 2008, as modified by the waivers described above.

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

Included in interest expense for the six months ended June 30, 2008, is $701,625 of additional compensation due to the IFC related to the prior year. This amount should have been recognized as additional interest expense in the prior year. Although the amount may be considered material to the financial results for the six months ended June 30, 2008, management does not believe the error had a material effect on the financial results for the year ended December 31, 2007 or that the correction of the error in the current period will have a material effect on the financial results for the year ended December 31, 2008. Also included in interest expense for the three and six months ended June 30, 2008 is an estimate of $838,750 and $1 million, respectively of the fee to be paid in 2009 relating to 2008 operations.

NOTE 6 — ASSET RETIREMENT OBLIGATIONS

We account for our asset retirement obligations in accordance with Statement No. 143, Accounting for Asset Retirement Obligations (“Statement 143”), which requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or a loss.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in our asset retirement liability during the six months ended June 30, 2008 and for the year ended December 31, 2007:

	Six Months	Year Ended
	Ended June 30,	December 31,
	2008	2007

Asset retirement obligation January 1	$7,339	$4,519
Asset retirement accretion expense	253	462
Foreign currency exchange loss	551	394
Change in estimates	—	1,964
Property additions	230	—
Property dispositions	(114)	—

Asset retirement obligation at the end of the period	$8,259	$7,339

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

	Three Months Ended June 30, 2008
	United States	France	Turkey	Romania	Hungary	Total

Revenues	$16	$10,971	$8,163	$714	$—	$19,864
Costs and expenses	10,505	4,197	67,102	1,633	171	83,608

Operating income (loss)	$(10,489)	$6,774	$(58,939)	$(919)	$(171)	$(63,744)

	Three Months Ended June 30, 2007(1)

Revenues	$12	$6,180	$2,601	$1,169	$—	$9,962
Costs and expenses	(786)	6,851	4,524	8,024	1,556	20,169

Operating income (loss)	$798	$(671)	$(1,923)	$(6,855)	$(1,556)	$(10,207)

	Six Months Ended June 30, 2008

Revenues	$25	$19,812	$12,630	$1,378	$—	$33,845
Costs and expenses	14,679	7,739	73,828	3,141	649	100,036

Operating income (loss)	$(14,654)	$12,073	$(61,198)	$(1,763)	$(649)	$(66,191)

	Six Months Ended June 30, 2007(2)

Revenues	$17	$11,310	$3,411	$2,045	$—	$16,783
Costs and expenses	5,047	11,190	5,661	14,454	4,566	40,918

Operating income (loss)	$(5,030)	$120	$(2,250)	$(12,409)	$(4,566)	$(24,135)

	Total Assets(3)

June 30, 2008	$286,412	$102,511	$(30,772)	$(30,592)	$4,593	$332,152

December 31, 2007	$298,949	$83,683	$31,417	$(29,271)	$693	$385,471

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	For the three months ended June 30, 2007, we recorded dry hole expense of $9.1 million, which included one dry hole in France of $2.7, one dry hole in Romania of $4.4 million and a revision to the prior quarter dry hole expense $2.0 million.

(2)	For the six months ended June 30, 2007, we recorded dry hole expense of $17.1 million, which included two dry holes in France of $3.7 million, three dry holes in Romania totaling $10 million and two dry holes in Hungary totaling $3.4 million.

(3)	Each segment’s total assets reflect the effect of intersegment eliminations of $62,360 for the periods ending June 30, 2008 and December 31, 2007.

NOTE 8 — INCOME TAXES

At June 30, 2008, we recorded an income tax payable of $4.8 million resulting primarily due to income taxes payable by the French subsidiary. For the six months ended June 30, 2008 and 2007, we paid income taxes of approximately $1.8 million and $1.7 million, respectively, related to French taxable income. As of June 30, 2008, our French operations recorded a $4.7 million tax provision, the US operations recorded a tax benefit of $200,000 and Turkey recorded a tax benefit of $2.9 million which resulted in a consolidated tax provision of $1.6 million. Our effective income tax rate differs from the statutory rates applicable to jurisdictions in which we operate due primarily to the establishment of a United States valuation allowance of $5.9 million which was required because we could not be assured of the future utilization of US net operating losses of $17.4 million and the establishment of a Turkish valuation allowance of $10 million which was required because we could not be assured of the future utilization of Turkish net operating losses of $50 million.

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

We recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN No. 48, we recognized approximately $28,000 for the accrual of interest and penalties at January 1, 2007 which is included as a component of the $357,000 unrecognized tax benefit noted above. During the six months ended June 30, 2008, we recognized $0 in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We account for registration rights agreements containing a contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, in accordance with EITF Issue No. 00-19-2, “Accounting for Registration Payment Arrangements”. Under this approach, the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement shall be recognized and measured separately in accordance with “FAS No. 5, Accounting for Contingencies” and “FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss”.

For the six months ended June 30, 2008, we issued 252,184 restricted stock grants to employees, directors and consultants. Forfeitures for the six months ended June 30, 2008 were 86,094 shares of restricted stock.

NOTE 10 — CAPITALIZED INTEREST

We capitalize interest on major projects that require an extended period of time to complete. Interest capitalized for the three months ended June 30, 2008 and 2007 was $245,000 and $1.8 million, respectively. For the six months ended June 30, 2008 and 2007 interest capitalized was $550,000 and $3.5 million, respectively.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Black Sea Incidents.  In October 2005, in an incident involving a vessel owned by Micoperi Srl, the Ayazli 2 and Ayazli 3 wells were damaged, and subsequently had to be re-drilled. We and our co-venturers have made a claim in respect of the cost of re-drilling and repeating flow-testing. The claim is currently approximately 8.2 million Euros, valued at $13 million before interest, subject to adjustment when the actual cost of flow-testing the re-drilled wells is known. In addition, we and our co-venturers have filed a claim to recover back from Micoperi a sum of about 5.9 million Euros, currently valued at $9.3 million, paid to Micoperi under the contract between us, our co-venturers and Micoperi. Micoperi has made a cross-claim for about 5.1 million Euros, currently valued at $8 million

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in respect of sums allegedly due to Micoperi under the contract between us, our co-venturers and Micoperi. Micoperi has also asserted a claim that the arrest of the vessel “MICOPERI 30” at Palermo, Italy was wrongful and have asserted a claim for damages in respect of such allegedly wrongful arrest. We and our co-ventures have received security from Micoperi by way of a letter of undertaking from their insurers, and have provided security to Micoperi in respect of their cross-claims by way of a bank guarantee of 5.9 million Euros, currently valued at $9.3 million. The claims and cross-claims are subject to the jurisdiction of the English Court; however, neither side has yet commenced any court proceedings. All the amounts stated above are gross and our share would be equal to 36.75%. We have accrued our portion of the unpaid invoices and are accounting for the potential receivable from Micoperi as a gain contingency. Accordingly, the potential gain has not been recorded.

David M. Brewer.  On March 25, 2008, we paid David M. Brewer, one of our directors $97,500 cash, in settlement of various claims he made against the Company arising from an alleged prior agreement with G. Thomas Graves III, the former President and CEO, to pay Mr. Brewer certain fees pursuant to a consulting agreement. According to Mr. Brewer, Mr. Graves and Mr. Brewer had discussed the possibility of Mr. Brewer providing consulting services to the Company following our acquisition of Madison Oil Company on December 31, 2001. Mr. Brewer indicated that this arrangement was never finalized; however, when Mr. Brewer brought this matter to the attention of several members of the Board of Directors, he presented to the Company a letter executed by Mr. Graves and dated March 3, 2004, pursuant to which Mr. Graves agreed that there was a “oral and binding commitment” to pay Mr. Brewer consulting fees. There was also subsequent correspondence indicating that a subsequent grant of stock options to Mr. Brewer on June 14, 2004 was in full satisfaction of all obligations owing to Mr. Brewer for any consulting services previously provided regarding our French prospects. Following various discussions with Mr. Brewer regarding the facts giving rise to this dispute and the related correspondence, it was determined that certain members of the Audit Committee (consisting of Messrs. Bell and McLaughlin) would investigate this matter further, whereupon these members of the Audit Committee hired special counsel to assist them in the investigation and provide them with advice. These members of the Audit Committee determined in November 2007 that there were questions regarding this commitment to pay (including a failure to obtain approval from the Board of Directors for any such payment and Mr. Brewer’s failure to include information regarding these fees in his prior questionnaires used to prepare the Company’s public filings) and, as such, there were valid reasons for us not to pay these amounts to Mr. Brewer. Mr. Brewer was advised of this decision in November 2007.

Subsequently, on February 11, 2008, counsel to Mr. Brewer sent a demand letter to the Company requesting payment of consulting fees aggregating $450,000. After much discussion, the Board of Directors (with Mr. David Brewer and Mr. Herbert Brewer not participating) determined that it was in the best interests of the Company and its stockholders to compromise and settle this matter with Mr. Brewer, in order to avoid the costs of litigation, whereupon the Board of Directors determined on March 12, 2008 to pay Mr. Brewer the $97,500 described above and to obtain from Mr. Brewer a release of all claims against Toreador and its affiliates. In connection with this settlement, the Company did not admit that these amounts were owed to Mr. Brewer or that Mr. Brewer had a valid claim for such consulting fees. On March 12, 2008, the Board of Directors removed Mr. Brewer as Chairman of and as a member of the Nominating and Corporate Governance Committee. On June 13, 2008, Mr. Brewer resigned from our Board of Directors.

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position.

NOTE 12 — DISCONTINUED OPERATIONS

On June 14, 2007, the Board of Directors authorized management to sell all oil and gas properties in the United States. The sale of these properties completed the divestiture of the company’s non-core domestic assets and allows us to focus exclusively on our international operations. The sale was closed on September 1, 2007. The sales price was $19.1 million which resulted in a pre-tax gain of $9.2 million. Prior year financial statements for 2007

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have been adjusted to present the operations of the U.S. properties as a discontinued operation. The table below compares discontinued operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue:
Oil and natural gas sales	$—	$1,689	$—	$3,019
Operating costs and expenses:
Lease operating expense	21	593	36	1,128
Exploration expense	—	30	—	88
Depreciation, depletion and amortization	—	304	—	551
Dry hole expense	—	23	—	172
General and administrative expense	—	126	—	299
Gain on sale of properties and other assets	—	82	—	(620)

Total operating costs and expenses	21	1,158	36	1,618

Operating income (loss)	(21)	531	(36)	1,401
Income tax provision	—	172	—	491

Income (loss) from discontinued operations	$(21)	$359	$(36)	$910

NOTE 13 — DERIVATIVES

We periodically utilize derivative instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the sales price of crude oil and natural gas. We entered into futures and swap contracts for approximately 16,000 Bbls per month for the months of January 2008 through September 2008. This resulted in a net derivative fair value loss of $3.7 million for the three months ended June 30, 2008 and $4.2 million for the six months ended June 30, 2008. For the comparable period in 2007, we entered into futures and swap contracts for approximately 15,000 Bbls per month for the months of June 2007 through December 2008. For the three and six month periods ended June 30, 2007, the net derivative fair value loss was $606,000. Presented in the table below is a summary of the contracts entered into for the period ending June 30, 2008:

Type	Period	Barrels	Floor	Ceiling	Loss

Collar	January 1 — March 31, 2008	48,000	$84.75	$92.75	$19
Collar	April 1 — June 30, 2008	48,000	$92.25	$100.25	2,239
Collar	July 1 — September 30, 2008	48,000	$91.75	$99.75	1,953

					$4,211

NOTE 14 — FAIR VALUE MEASUREMENTS

We adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 requires disclosure that

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of our investments and financial instruments by SFAS No. 157 pricing levels as of June 30, 2008:

	Fair Value Measurements (in thousands)
	as of June 30, 2008 Using
Description	Level 1	Level 2	Level 3	Total

Assets (Liabilities):
Oil and gas derivatives	$—	$(1,953)	$—	$(1,953)

Total	$—	$(1,953)	$—	$(1,953)

NOTE 15 — IMPAIRMENT OF ASSETS

We evaluate producing property costs for impairment and reduce such costs to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). We assess impairment of non-producing leasehold costs and undeveloped mineral and royalty interests periodically on a field-by-field basis. We charge any impairment in value to expense in the period incurred. For the six months ended June 30, 2008, we incurred an impairment charge of $53.5 million on our Turkish natural gas producing properties, $2.0 million on our undeveloped leasehold in Trinidad and $300,000 on our investment in ePsolutions preferred stock.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impairment charge in Turkey is a result of a decline in the fair market value of the Company’s interest in South Akcakoca Sub-Basin assets. The fair market value has been determined based on a Letter of Intent, as described in Note 16, to sell a 26.75% interest in the South Akcakoca Sub-Basin assets to Petrol Ofisi AS for $80.3 million. This sale price indicates that the fair value of our 36.75% working interest is $103.8 million. The net book value of the Black Sea asset at June 30, 2008 was $157.3 million, resulting in an impairment charge of $53.5 million.

The impairment charge of $2 million for the undeveloped leasehold costs in Trinidad, is due to management’s decision to exit Trinidad and discontinue our association with our registered agent in the country.

NOTE 16 — SUBSEQUENT EVENTS

On August 8, 2008, we entered into a Letter of Intent with Petrol Ofisi AS, a Turkish Company, to sell a 26.75% interest in the South Akcakoca Sub-Basin assets for $80.3 million. The transaction is subject to Turkish government and joint venture partners’ preemption rights. This will result in the Company retaining a 10% working interest in these assets. We expect to sign an Assignment Agreement and close on the sale by the end September 2008; however, no assurance can be given that we will execute an Assignment Agreement with Petrol Ofisi AS and close the transaction as contemplated.

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

The Company’s executive summary for the six months ended June 30, 2008, included the following:

•	Revenues for the six months ended June 30, 2008 were $33.8 million, a 101% increase over 2007 revenues of $16.8 million;

•	Oil and natural gas production for the first six months of 2008 was 420 MBOE versus production of 330 MBOE for the comparable period in 2007. Our average realized oil price per barrel for 2008 was $104.12, a 82% increase over the average realized oil price per barrel of $57.35 in 2007. The average realized gas price in 2008 was $9.11 per Mcf, 56% greater than the average realized gas price of $5.83 per Mcf in 2007;

•	Loss available to common shares for 2008 was $70.2 million, or a loss of $3.56 per share, compared with loss available to common shares of $33.9 million, or $1.93 per share, in 2007. Operating loss for 2008 was $66.2 million, compared with an operating loss of $24.1 million in 2007;

•	At June 30, 2008, we recorded an impairment charge in Turkey totaling $53.5 million. The impairment charge is a result of a decline in the fair market value of the Company’s interest in South Akcakoca Sub-Basin assets. The fair market value has been determined based on us entering into a Letter our Intent to sell a 26.75% interest in the South Akcakoca Sub-Basin properties for $80.3 million. This sale price indicates that the fair value of our 36.75% working interest is $103.8 million; and

•	At June 30, 2008, we recorded an impairment charge of $2.0 million on our undeveloped leasehold in Trinidad, which is recorded in the reportable operations of the United States. This impairment charge is due to management’s decision to exit Trinidad and discontinue our association with our registered agent in the country.

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with Note 5 to Notes to Consolidated Financial Statements included in this filing.

Liquidity

As of June 30, 2008, we had cash and cash equivalents and restricted cash of $28.3 million, a current ratio of approximately 1.25 to 1 and a debt (long-term debt and Convertible Senior Notes) to equity ratio of 1.16 to 1. For the six months ended June 30, 2008, we had an operating loss of $66.2 million and capital expenditures, excluding capitalized interest and changes in accounts payable, were $4.5 million. The restricted cash relates to a letter of credit relating to the dispute with Micoperi regarding the October 2005 well issues in the Black Sea and a letter of credit to secure additional permits in Hungary.

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

Our capital expenditure budget for 2008, excluding capitalized interest and changes in accounts payable, was originally set at $27.5 million which was the Company’s share of estimated Phase II development costs in the Black Sea. However, due to delays experienced by the operator in the design and tendering process it has been determined that the start of Phase II development will not begin until late in the third quarter or early fourth quarter of 2008. Our revised capital expenditure budget for 2008 is $9 million. We believe that our French oil production will generate sufficient free cash flow to cover a significant portion of our costs and contribute to our share of development capital expenditures in the Black Sea. We believe that our Turkish cash flow will provide the balance of those development expenditures.

On August 8, 2008, we entered into a Letter of Intent with Petrol Ofisi AS, a Turkish Company, to sell a 26.75% interest in the South Akcakoca Sub-Basin assets for $80.3 million. The transaction is subject to Turkish government and joint venture partners’ preemption rights. This will result in the Company retaining a 10% working interest in these assets. We expect to sign an Assignment Agreement and close on the sale by the end September 2008; however, no assurance can be given that we will execute an Assignment Agreement with Petrol Ofisi AS and close the transaction as contemplated. The net proceeds from the sale will primarily be used to retire debt.

In addition, we retained Merrill Lynch & Co. to assist us in exploring various strategic alternatives relating to our business operations.

We believe we will have sufficient cash flow from operations to meet all of our 2008 and 2009 obligations. However, if the cash flow from our operations is less than anticipated and if our available cash is fully utilized or declines substantially, we may also seek additional capital by (i) forward selling our crude oil and natural gas production; (ii) selling our interest in prospects and or licenses; (iii) selling down our working interest in properties; or (iv) a combination of these actions in addition to issuing new debt or equity securities. We believe such actions, combined with the sale of the South Akcakoca Sub-Basin assets described above, will allow us to meet our capital commitments and as a result will have sufficient liquidity for the remainder of 2008 and 2009.

Beginning in the fourth quarter of 2007, we made a strategic decision to no longer drill 100% exploratory wells or fund 100% seismic programs on exploratory acreage. We began a systematic process of farming out our exploratory prospects to industry partners. The terms of farm outs have been and will generally be structured so that the farmee will pay at least a majority of all seismic costs and drill an exploratory well to casing point in order to earn a 50%-75% working interest in the prospect or concession.

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

Secured Revolving Facility

On December 28, 2006, we entered into a loan and guarantee agreement with International Finance Corporation. The loan and guarantee agreement provides for a $25 million facility which is a secured revolving facility with a current maximum facility amount of $25 million which maximum facility amount will increase to $40 million when the projected total borrowing base amount exceeds $50 million. The $25 million facility funded on March 2, 2007. The total proceeds received on March 2, 2007 were approximately $25 million, of which $11 million was used to retire the outstanding balance on the $15 million credit facility with Natixis Banques Populaires and the remaining $14 million of funds was used to finance our capital expenditures in Turkey and Romania. The loan and guarantee agreement also provides for an unsecured $10 million facility which was funded on December 28, 2006. In September 2007, we repaid $5 million of the $25 million facility after the oil and natural gas properties in the United States were sold. As of December 31, 2007, the International Finance Corporation reduced our borrowing base under both loans to $30 million from $35 million. Until the next redetermination date in the first quarter of 2009, the Company has no additional borrowing capacity under these facilities. Both the $25 million and $10 million facility are to fund our operations in Turkey and Romania. We do not believe that the loss of $5 million in the borrowing base will materially effect our business strategy for 2008 and 2009.

Interest accrues on any loans under the $25 million facility at a rate of 2% over the six month LIBOR rate. Interest accrued on the $10 million facility at a rate of 1.5% over the six month LIBOR rate until the $25 million facility funded on March 2, 2007 after which the rate for the $10 million facility was lowered to 0.5% over the six month LIBOR rate. As of June 30, 2008 the interest rate on the $10 million facility was 3.634% and 5.134% on the $25 million facility. Interest is to be paid on each June 15 and December 15.

The $25 million facility is secured as follows: (i) the lender has a first ranking security interest in (a) in certain proceeds, receivables and contract rights relating to and from the sale of oil or gas production in France, Turkey and Romania and (b) funds held in certain bank accounts; (ii) the lender has an assignment of all rights and claims to any compensation or other special payments in respect of all concessions other than those arising in the normal course of operations payable by the government of Turkey and Romania; and (iii) the lender has a first ranking pledge (a) by Toreador International Holding, LLC of all its shares in the borrowers; (b) by Madison Oil France SAS of all its shares in Toreador France; and (c) by the Company of all its shares in Toreador International Holding, LLC.

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

We are to meet the following ratios on a consolidated basis: (i) the life of loan coverage ratio of not less than: (a) 1.2:1.0 in 2006 and 2007; (b) 1.3:1.0 in 2008; and (c) 1.4:1.0 in 2009 and each subsequent year thereafter; (ii) reserve tail ratio of not less than 25%; (iii) adjusted financed debt to EBITDAX ratio of not more than 3.0:1.0; (iv) liabilities to tangible net worth ratio of not more than 60:40; and (v) interest coverage ratio of not less than 3.0:1.0. On August 9, 2007, the ratios were amended to replace the adjusted financial debt to EBITDA ratio not being more than 3.0:1.0 with the adjusted financial debt to EBITDAX ratio not being more than 3.0:1.0 and the definition of interest coverage ratio was adjusted to include EBITDAX instead of EBITDA for calculation purposes.. At December 31, 2007, we were not in compliance with the interest coverage ratio of not less than 3.0:1.0; the actual ratio was 2.8:1.0. The International Finance Corporation has granted us a temporary waiver for the interest coverage ratio provided we maintain EBITDAX to net interest expense ratio of 2.7:1.0 until July 2, 2008 and EBITDA to net interest expense ratio of a least 2.7:1.0 during the remaining period of the waiver’s effectiveness. The waiver is effective until March 8, 2009.

At March 31, 2008, we were not in compliance with the adjusted financial debt to EBITDAX ratio threshold of not more than 3.0:1.0; the actual ratio was 4.5:1.00. The International Finance Corporation has granted the Company a temporary waiver on the condition that the Company maintains the adjusted financial debt to EBITDA ratio for the (i) quarter ending March 31, 2008 of 4.5:1.0; (ii) quarter ending June 30, 2008 of 4.0:1.0; (iii) quarter ending September 30, 2008 of 3.5:1.0, and (iv) quarter ending December 31, 2008 of 3.25:1.0. We must be compliant with the original requirement of adjusted financial debt to EBITDA of not more than 3.0:1.0 starting from the end of the first quarter ending March 31, 2009. The waiver is effective until April 1, 2009.

We are in compliance with all covenants as of June 30, 2008, as modified by the waivers described above.

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

Included in interest expense for the six months ended June 30, 2008, is $701,625 of additional compensation due to the IFC related to the prior year. This amount should have been recognized as additional interest expense in the prior year. Although the amount may be considered material to the financial results for the six months ended June 30, 2008, management does not believe that the error has a material effect on the financial results for the year ended December 31, 2007 or the correction of the error in the current period will have a material effect on the financial results for the year ended December 31, 2008. Also included in interest expense for the three and six months ended June 30, 2008 is an estimate of $838,750 and $1 million, respectively of the fee to be paid in 2009 relating to 2008 operations.

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

The Convertible Senior Notes bear interest at a rate of 5% per annum and can be converted into common stock at an initial conversion rate of 23.3596 shares of common stock per $1,000 principal amount of Convertible Senior Notes, subject to adjustment in the event of a fundamental change, as defined (equivalent to a conversion price of approximately $42.81 per share). We may redeem the Convertible Senior Notes, in whole or in part, on or after

October 6, 2008, and prior to October 1, 2010, for cash at a redemption price equal to 100% of the principal amount of Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest, if the closing price of our common stock exceeds 130% of the conversion price over a specified period. On or after October 1, 2010, we may redeem the Convertible Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest, irrespective of the price of its common stock. Holders may convert their Convertible Senior Notes at any time prior to the close of business on the business day immediately preceding their stated maturity, and holders may, upon the occurrence of certain fundamental changes, and on October 1, 2010, October 1, 2015, and October 1, 2020, require us to repurchase all or a portion of their Convertible Senior Notes for cash in an amount equal to 100% of the principal amount of such Convertible Senior Notes, plus any accrued and unpaid interest.

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

On December 15, 2006, we received a notice from the trustee for failure to provide the trustee with a copy of our Form 10-Q for the nine month period ended September 30, 2006. Since we cured the covenant default within thirty (30) days after receiving the written notice from the trustee, we cured the default and an event of default did not occur.

The registration rights agreement covering the Convertible Senior Notes provided for a penalty if the registration statement was filed and declared effective but thereafter ceased to be effective (a “Suspension Period”) for an aggregate of forty-five (45) days in any three month period or ninety (90) days in any twelve month period (an “Event Date”). Such penalty called for an additional 0.25% per annum in interest expense on the aggregate principal amount of the Convertible Senior Notes for the first ninety (90) days following an Event Date and an additional 0.50% per annum in interest expense on the aggregate principal amount of the Convertible Senior Notes thereafter, until such Suspension Period ended upon the registration statement again becoming effective or not being required to be effective pursuant to the registration rights agreement. Because we did not file our Quarterly Report on Form 10-Q for the nine month period ended September 30, 2006 in a timely manner, the registration statement for the Convertible Senior Notes became ineffective and we entered a Suspension Period on November 15, 2006. Such Suspension Period ended on January 23, 2007 when we provided notice that the Form 10-Q had been filed and the Suspension Period was no longer in effect. Because the Suspension Period exceeded forty-five (45) days in any three month period, we paid approximately $14,375 in additional interest expense. On March 16, 2007, the date we filed our Form 10-K for the year ended December 31, 2006 we again entered a Suspension Period until all the Convertible Senior Notes became eligible for sale pursuant to Rule 144(k) on September 30, 2007. On October 1, 2007, $155,000 was deposited with the trustee for the Convertible Senior Notes as the penalty for any holders of the Convertible Senior Notes who were eligible on October 1, 2007 to receive a pro rata portion of such payment. Such eligible holders had to have registered their Convertible Senior Notes on the registration statement and still held those Notes on October 1, 2007. Through June 30, 2008, we had released $4,043 of the penalty deposit to eligible holders of Convertible Senior Notes. On April 1, 2008, we requested that the trustee return $150,957 which represents the unclaimed portion of the penalty and on April 3, 2008 we received the funds from the trustee.

On July 9, 2008, our Board of Directors has authorized a program to repurchase up to $10 million of the Convertible Senior Notes by December 31, 2008. Any repurchases will be made in the open market in compliance with Rule 10b-18 of the Securities Act of 1934, or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors. The plan does not obligate us to acquire any particular amount of the Convertible Senior Notes bonds and the plan may be suspended at any time at our discretion.

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

Contractual Obligations

The following table sets forth our contractual obligations in thousands at June 30, 2008 for the periods shown:

		Less Than	One to	Four to	More Than
	Total	One Year	Three Years	Five Years	Five Years

Long-term debt	$116,250	$—	$—	$—	$116,250
Lease commitments	3,773	676	1,154	1,176	767

Total contractual obligations	$120,023	$676	$1,154	$1,176	$117,017

Contractual obligations for long-term debt above do not include amounts for interest payments.

At December 31, 2007 and March 31, 2008 we were not in compliance with certain financial covenants relating to the loan with the International Finance Corporation. We obtained waivers through March 8, 2009 and April 1, 2009 respectively. Accordingly, the amount is shown in the above table as maturing in accordance with the original terms of the loan facility. At June 30, 2008, we were in compliance with all financial covenants.

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

For the year ended December 31, 2007, we had a downward reserve revision of 4.8% on a BOE basis. This was comprised of a 42.6% decline in the natural gas reserves and a 10.8% increase in oil reserves. This downward revision was due to the following factors: (i) in Hungary, due to the small volume of gas we were unable to secure a gas contract which caused a deletion of previously booked, technically recoverable reserves of 159 MBOE; (ii) in Romania, one gas well watered out and another was under performing based on previous projections resulting in a downward revision of 305.6 MBOE; and (iii) in the South Akcakoca Sub-Basin in Turkey, new pressure information and early performance data refined the geological interpretation resulting in a downward revision of 1,369.4 MBOE. These downward revisions were partially offset by improved performance in the Neocomian Field in France and the Cendere Field in Turkey.

Impairment of Oil and Natural Gas Properties

We review our proved oil and natural gas properties for impairment on an annual basis or whenever events and circumstances indicate a potential decline in the recoverability of their carrying value. We estimate the expected future cash flows from our proved oil and natural gas properties and compare these future cash flows to the carrying value of the oil and natural gas properties to determine if the carrying value is recoverable. If the carrying value exceeds the estimated undiscounted future cash flows, we will adjust the carrying value of the oil and natural gas properties to its fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Given the complexities associated with oil and natural gas reserve estimates and the history of price volatility in the oil and natural gas markets, events may arise that will require us to record an impairment of our oil and natural gas properties and there can be no assurance that such impairments will not be required in the future nor that they will not be material. For the six months ended June 30, 2008, we incurred an impairment charge of $53.5 million on our Turkish natural gas producing properties and $2.0 million on our undeveloped leasehold in Trinidad, which is recorded in the reportable operations of the United States.

The impairment charge in Turkey is a result of a decline in the fair market value of the Company’s interest in South Akcakoca Sub-Basin assets. The fair market value has been determined based on a Letter of Intent to sell a 26.75% interest in the South Akcakoca Sub-Basin assets to Petrol Ofisi AS for $80.3 million. This sale price indicates that the fair value of our 36.75% working interest is approximately $103.8 million. The net book value of the Black Sea asset at June 30, 2008 was $157.3 million, resulting in an impairment of $53.5 million.

The impairment charge of $2 million for the undeveloped leasehold costs in Trinidad, is due to management’s decision to exit Trinidad and discontinue our association with our registered agent in the country.

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

In October 2007, we made a change in accounting method regarding intercompany accounts receivable due from our subsidiaries in Turkey, Romania and Hungary. Pursuant to a Board of Directors resolution, we expect to be repaid the intercompany accounts receivable from our subsidiaries in Turkey, Romania and Hungary in the foreseeable future. Due to this resolution subsequent to October 1, 2007, the foreign currency exchange change in the intercompany accounts receivable balance will be reflected in current earnings, as a foreign exchange gain or loss, rather than in accumulated other comprehensive income.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

The following table presents production and average unit prices for the geographic segments indicated:

	For the Three			For the Three
	Months Ended			Months Ended
	June 30,			June 30,
	2008	2007		2008	2007
Production:			Average Price:

Oil (MBbls):			Oil ($/Bbl):
France	94	95	France	$116.78	$64.87
Turkey	14	17	Turkey	114.81	55.91
Romania	1	3	Romania	78.15	65.75

Total	109	115	Total	$116.25	$63.57

Gas (MMcf):			Gas ($/Mcf):
France	—	—	France	$—	$—
Turkey	656	203	Turkey	9.96	8.17
Romania	116	201	Romania	5.65	4.95

Total	772	404	Total	$9.32	$6.57

MBOE:			$/BOE:
France	94	95	France	$116.78	$64.87
Turkey	123	51	Turkey	66.04	51.31
Romania	20	36	Romania	35.56	32.33

Total	237	182	Total	$83.52	$54.63

Revenue

Oil and natural gas sales

Oil and natural gas sales for the three months ended June 30, 2008 were $19.9 million, as compared to $10 million for the comparable period in 2007. This increase is due to the higher oil price received for the French and Turkish oil production ($5.7 million), increased natural gas prices in Turkey ($1.2 million), increased natural gas production from offshore Turkey, which began in May 2007 ($4.5 million) and increased prices received for oil and natural gas in Romania ($94,000). These increases were partially offset by oil decreases in France, Turkey and Romania and natural gas production decreases in Romania ($1.6 million).

The above table compares both volumes and prices received for oil and natural gas for the three months ended June 30, 2008 and 2007. Oil and natural gas prices are and will continue to be extremely volatile and a significant change will have a material impact on our revenue.

Costs and expenses

Lease operating

Lease operating expense was $4.9 million, or $20.42 per BOE produced for the quarter ended June 30, 2008, as compared to $3.1 million, or $16.80 per BOE produced for the comparable period in 2007. The $1.8 million increase is primarily due to workovers in France, increase in offshore Turkey which started production in May 2007 and an overall increase in operating expense due to the weakening of the U.S. Dollar and inflation in the oil and gas industry.

Exploration expense

Exploration expense for the second quarter of 2008 was $1 million, as compared to $2.7 million in the second quarter of 2007. This decrease is due primarily to our farmout efforts that were started in the fourth quarter of 2007.

Depreciation, depletion and amortization

Second quarter 2008 depreciation, depletion and amortization expense was $13.1 million or $55.07 per BOE produced, as compared to $5.4 million, or $29.44 per BOE produced for the second quarter of 2007. This increase is primarily due to the start of natural gas production in offshore Turkey in May 2007. The depreciation rate per BOE in Turkey is excessively high due to cost overruns in the development of the offshore gas field, in addition to the reduction in proved reserves at December 31, 2007 as compared to December 31, 2006.

Dry hole expense

For three months ended June 30, 2008, we recorded zero dry hole expense, as compared to $9.1 million, which included one dry hole in France of $2.7 million, one dry hole in Romania totaling $4.4 million and $2 million of additional cost incurred on the dry holes drilled in the second quarter of 2007. This decrease is due to the strategic decision to no longer drill 100% exploratory wells or fund 100% seismic programs on exploratory acreage. We have begun a systematic process of farming out our exploratory prospects to industry partners. The terms of farm outs have been and will generally be structured so that the farmee will pay at least a majority of all seismic costs and drill an exploratory well to casing point in order to earn a 50%-75% working interest in the prospect or concession.

General and administrative

General and administrative expense, not including stock compensation expense and amounts due to former executives that resigned from the Company in June 2008, was $3.4 million, for the second quarter of 2008 compared with $2.2 million for the second quarter of 2007. This increase is primarily due to a reduction of $1 million in the amount of capitalized general and administrative costs incurred in Turkey in association with our Black Sea project, since it is now on production and increased legal costs of $200,000 associated with the resignation of former officers and executives of the Company.

Stock compensation expense

Stock compensation expense was $802,000, for the second quarter of 2008 compared with $770,000 for the second quarter of 2007. This increase is due to new grants that were granted by the Compensation Committee to employees and non employee Directors.

Cost incurred in relation to the resignation of former officers of the Company

In June 2008, Mr. Michael FitzGerald resigned as Executive Vice President — Exploration and Production and Mr. Edward Ramirez resigned as Senior Vice President — Exploration and Production. The Separation and Release Agreements provide for one year of salary for each individual which resulted in an expense of $600,000, and for Mr. FitzGerald the immediate vesting of 5,000 shares of restricted stock grants and for Mr. Ramirez the immediate vesting of 7,000 shares of restricted stock grants which resulted in an expense of $35,000.

Also in June 2008, three other employees resigned which resulted in an additional $304,000 of expense.

Impairment of investments

In April 2007, we sold our interest in ePsolutions for $3.4 million in cash and 50,000 shares of preferred stock with a value of $10.00 per share. Due to the rising cost of electricity and the deterioration of the deregulated electric market in Texas, ePsolutions has reduced their forecasted growth for the next several years. Accordingly, we have reduced our carrying value of our investment in ePsolutions by $300,000 which we believe more accurately reflects the current market value of this investment.

Impairment of oil and gas properties

At June 30, 2008, we recorded an impairment to oil and gas properties totaling $55.5 million. We review our proved and unproved oil and natural gas properties for impairment on an annual basis or whenever events and circumstances indicate a potential decline in the recoverability of their carrying value. As explained below, our review at June 30, 2008, indicated a potential decline in the recoverability of our South Akcakoca Sub-Basin and Trinidad assets.

The impairment charge in Turkey is a result of a decline in the fair market value of the Company’s interest in South Akcakoca Sub-Basin assets. The fair market value has been determined based on a Letter of Intent to sell a 26.75% interest in the South Akcakoca Sub-Basin properties for $80.3 million. This sale price indicates that the fair value of our 36.75% working interest is approximately $103.8 million. The net book value of the South Akcakoca Sub-Basin asset at June 30, 2008 was $157.3 million, resulting in an impairment of $53.5 million.

The impairment charge of $2 million, for the undeveloped leasehold costs in Trinidad, is due to management’s decision to exit Trinidad and discontinue our association with our registered agent in the country.

Gain/loss on oil and gas derivative contracts

Loss on oil and gas derivative contracts of $3.7 million represents the recognized loss on the commodity derivative contracts with Total Oil Trading. Presented in the table below is a summary of the contracts entered into:

Type	Period	Barrels	Floor	Ceiling	Loss

Collar	April 1 — June 30, 2008	48,000	$92.25	$100.25	$1,994
Collar	July 1 — September 30, 2008	48,000	$91.75	$99.75	1,677

					$3,671

In the three months ended June 30, 2007, we recorded a loss of $606,000 for the net realized and unrealized loss on derivative financial instruments which fluctuate based on changes in the fair value of underlying commodities. We entered into futures and swap contracts for approximately 15,000 Bbls per month for the months of June 2007 through December 2008, the average strike price of the contracts is $67.36 and on June 30, 2007 the average fair value of the contracts was $69.50. This resulted in a net derivative fair value loss of $606,000 for the three months ended June 30, 2007.

Gain/loss on the sale of properties and other assets

For three months ended June 30, 2008, we recorded zero on the gain or loss on the sale of properties and other assets, as compared to a gain of $3.5 million in the comparable period of 2007, which was due to the sale of

ePsolutions, EnergyNet and Capstone, all unconsolidated equity investments. There were no sale of properties or other assets during the three months ended June 30, 2008.

Foreign currency exchange gain/ loss

We recorded a gain on foreign currency exchange of $141,000 in the second quarter of 2008 compared with a loss of $16.8 million for the second quarter of 2007. This gain is primarily due to a change in accounting method regarding intercompany accounts receivable due from our subsidiaries in Turkey, Romania and Hungary. Pursuant to a Board of Directors’ resolution, we expect to be repaid the intercompany accounts receivable from our subsidiaries in Turkey, Romania and Hungary in the foreseeable future. Due to this resolution subsequent to October 1, 2007, the foreign currency exchange change in the intercompany accounts receivable balance will be reflected in current earnings, as a foreign exchange gain or loss rather than in accumulated other comprehensive income.

Interest and other income

Interest and other income was $256,000 in the second quarter of 2008 as compared with income of $69,000 in the comparable period of 2007. In the quarter ended June 30, 2007, our average cash balance was larger than our average cash balance for the quarter ended June 30, 2008, which resulted in less interest income in the current period.

Interest expense, net of interest capitalized

Interest expense was $2 million for the three months ended June 30, 2008, as compared to $313,000 for the comparable period of 2007. The increase in interest expense is primarily due to a reduction in the amount of interest that could be capitalized due to the assets in Turkey commencing production in May 2007.

Discontinued operations

On June 14, 2007, the Board of Directors authorized management to sell all our oil and gas properties in the United States. The sale of these properties completed the divestiture of the company’s non-core domestic assets and allows us to focus exclusively on our international operations. The sale was closed on September 1, 2007. The sales price was $19.1 million which resulted in a pre-tax gain of $9.2 million. Prior year financial statements for 2007 have been adjusted to present the operations of the U.S. properties as a discontinued operation. The table below compares discontinued operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007

Revenue:
Oil and natural gas sales	$—	$1,689
Operating costs and expenses:
Lease operating expense	21	593
Exploration expense	—	30
Depreciation, depletion and amortization	—	304
Dry hole expense	—	23
General and administrative expense	—	126
Gain on sale of properties and other assets	—	82

Total operating costs and expenses	21	1,158

Operating income (loss)	(21)	531
Income tax provision	—	172

Income (loss) from discontinued operations	$(21)	$359

Other comprehensive income

The most significant element of comprehensive income, other than net income, is foreign currency translation. For the three months ended June 30, 2008, we had accumulated an unrealized loss of $208,000, as compared to an unrealized income of $14.2 million for the comparable period in 2007. This decrease is primarily due to a change in accounting method regarding intercompany accounts receivable due from our subsidiaries in Turkey, Romania and Hungary. Pursuant to a Board of Directors’ resolution, we expect to be repaid the intercompany accounts receivable from our subsidiaries in Turkey, Romania and Hungary in the foreseeable future. Due to this resolution subsequent to October 1, 2007, the foreign currency exchange change in the intercompany accounts receivable balance will be reflected in current earnings, as a foreign exchange gain or loss rather than in accumulated other comprehensive income.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

The following table presents production and average unit prices for the geographic segments indicated:

	For the Six			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2008	2007		2008	2007
Production:			Average Price:

Oil (MBbls):			Oil ($/Bbl):
France	189	194	France	$104.78	$58.32
Turkey	28	34	Turkey	102.05	51.85
Romania	2	6	Romania	66.87	57.07

Total	219	234	Total	$104.12	$57.35

Gas (MMcf):			Gas ($/Mcf):
France	—	—	France	$—	$—
Turkey	976	203	Turkey	9.98	8.17
Romania	231	375	Romania	5.46	4.57

Total	1207	578	Total	$9.11	$5.83

MBOE:			$/BOE:
France	189	194	France	$104.78	$58.32
Turkey	191	68	Turkey	66.09	50.43
Romania	40	68	Romania	34.27	29.94

Total	420	330	Total	$80.45	$50.82

Revenue

Oil and natural gas sales

Oil and natural gas sales for the six months ended June 30, 2008 were $33.8 million, as compared to $16.8 million for the comparable period in 2007. This increase is due to the higher oil price received for the French and Turkish oil production ($10.2 million), increased natural gas prices in Turkey ($1.8 million), increased natural gas production from offshore Turkey, which began in May 2007 ($7.7 million) and increased prices received for oil and natural gas in Romania ($226,000). These increases were partially offset by oil decreases in France, Turkey and Romania and natural gas production decreases in Romania ($2.9 million).

The above table compares both volumes and prices received for oil and natural gas for the six months ended June 30, 2008 and 2007. Oil and natural gas prices are and will continue to be extremely volatile and a significant change will have a material impact on our revenue.

Costs and expenses

Lease operating

Lease operating expense was $8.3 million, or $19.78 per BOE produced for the six months ended June 30, 2008, as compared to $5.4 million, or $16.35 per BOE produced for the comparable period in 2007. The $2.9 million increase is primarily due to workovers in France, increase in offshore Turkey which started production in May 2007 and an overall increase in operating expense due to the weakening of the U.S. Dollar and inflation in the oil and gas industry as a whole.

Exploration expense

Exploration expense for the six months ended June 30, 2008 was $1.9 million, as compared to $4.7 million for the six months ended June 30, 2007. This decrease is due primarily to our farmout efforts that were started in the fourth quarter of 2007.

Depreciation, depletion and amortization

For the six months ended June 30, 2008 depreciation, depletion and amortization expense was $20 million or $47.50 per BOE produced, as compared to $7.4 million, or $22.51 per BOE produced for the six months ended June 30, 2007. This increase is primarily due to the start of natural gas production in offshore Turkey in May 2007. The depreciation rate per BOE in Turkey is excessively high due to cost overruns in the development of the offshore gas field, in addition to the reduction in proved reserves at December 31, 2007 as compared to December 31, 2006.

Dry hole expense

For six months ended June 30, 2008, we recorded zero dry hole expense, as compared to $17.1 million, for the six months ended June 30, 2007, which included two dry holes in France of $3.7 million, three dry holes in Romania totaling $10 million and two dry holes in Hungary totaling $3.4 million. This decrease is due to the strategic decision to no longer drill 100% exploratory wells or fund 100% seismic programs on exploratory acreage. We have begun a systematic process of farming out our exploratory prospects to industry partners. The terms of farm outs have been and will generally be structured so that the farmee will pay at least a majority of all seismic costs and drill an exploratory well to casing point in order to earn a 50%-75% working interest in the prospect or concession.

General and administrative

General and administrative expense, not including stock compensation expense and amounts due former executives upon their resignation, was $7.3 million for the six months ended June 30, 2008 as compared with $5.3 million for the six months ended June 30, 2007. This increase is primarily due to a reduction of $3.3 million in the amount of capitalized general and administrative costs incurred in Turkey in association with our Black Sea project, since it is now on production, and increased legal costs of $200,000 associated with the resignation of former officers and executives of the Company. These increases were partially offset by a reduction in costs associated with the restatement of the financial statements for the years ended December 31, 2003, 2004 and 2005 and the quarters ended March 31, 2006 and June 30, 2006 of $1.1 million and professional, engineering and recruiting fees of $213,000.

Stock compensation expense

Stock compensation expense was $1.6 million for the first six months of 2008 as compared with $1.7 million for the first six months of 2007.

Cost incurred in relation to the resignation of former officers of the Company

In June 2008, Mr. Michael FitzGerald resigned as Executive Vice President — Exploration and Production and Mr. Edward Ramirez resigned as Senior Vice President — Exploration and Production. The Separation and Release Agreements provide for one year of salary for each individual which resulted in an expense of $600,000, and for

Mr. FitzGerald the immediate vesting of 5,000 shares of restricted stock grants and for Mr. Ramirez the immediate vesting of 7,000 shares of restricted stock grants which resulted in an expense of $35,000.

Also in June 2008, three other employees resigned which resulted in an additional $304,000 of expense.

In January 2007, Mr. G. Thomas Graves III resigned as President and Chief Executive Officer. The Separation Agreement between Mr. Graves and the Company called for the immediate vesting of all restricted stock grants which resulted in an expense of $1.1 million and two years of salary and one year of bonus of $1.1 million.

Impairment of investments

In April 2007, we sold our interest in ePsolutions for $3.4 million in cash and 50,000 shares of preferred stock with a value of $10.00 per share. Due to the rising cost of electricity and the deterioration of the deregulated electric market in Texas, ePsolutions has reduced their forecasted growth for the next several years. Accordingly, we have reduced our carrying value of our investment in ePsolutions by $300,000 which we believe more accurately reflects the current market value of this investment.

Impairment of oil and gas properties

At June 30, 2008, we recorded an impairment to oil and gas properties totaling $55.5 million. We review our proved and unproved oil and natural gas properties for impairment on an annual basis or whenever events and circumstances indicate a potential decline in the recoverability of their carrying value. As explained below, our review at June 30, 2008, indicated a potential decline in the recoverability of our South Akcakoca Sub-Basin and Trinidad assets.

The impairment charge in Turkey is a result of a decline in the fair market value of the Company’s interest in South Akcakoca Sub-Basin assets. The fair market value has been determined based on a Letter of Intent to sell a 26.75% interest in the South Akcakoca Sub-Basin properties for $80.3 million. This sale price indicates that the fair value of our 36.75% working interest is approximately $103.8 million. The net book value of the South Akcakoca Sub-Basin asset at June 30, 2008 was $157.3 million, resulting in an impairment of $53.5 million.

The impairment charge of $2 million for the undeveloped leasehold costs in Trinidad, is due to management’s decision to exit Trinidad and discontinue our association with our registered agent in the country.

Gain/loss on oil and gas derivative contracts

Loss on oil and gas derivative contracts of $4.2 million represents the recognized loss on the commodity derivative contracts with Total Oil Trading. Presented in the table below is a summary of the contracts entered into:

Type	Period	Barrels	Floor	Ceiling	Loss

Collar	January 1 — March 31, 2008	48,000	$84.75	$92.75	$19
Collar	April 1 — June 30, 2008	48,000	$92.25	$100.25	2,239
Collar	July 1 — September 30, 2008	48,000	$91.75	$99.75	1,953

					$4,211

For the six months ended June 30, 2007, we recorded a loss $606,000 for the net realized and unrealized loss on derivative financial instruments which fluctuate based on changes in the fair value of underlying commodities. We entered into futures and swap contracts for approximately 15,000 Bbls per month for the months of June 2007 through December 2008, the average strike price of the contracts is $67.36 and on June 30, 2007 the average fair value of the contracts was $69.50. This resulted in a net derivative fair value loss of $606,000 for the six months ended June 30, 2007.

Gain/loss on the sale of properties and other assets

For the six months ended June 30, 2008, we recorded zero on the gain or loss on the sale of properties and other assets, as compared to a gain of $3.5 million for the comparable period in 2007, when we recorded a gain on the sale of the ePsolutions, EnergyNet and Capstone, all unconsolidated equity investments. There were no sale of properties or other assets during the six months ended June 30, 2008

Foreign currency exchange gain/loss

We recorded a gain on foreign currency exchange of $1.3 million for the six months ended June 30, 2008 as compared with a $15.8 million loss for the comparable period of 2007. This gain is primarily due to a change in accounting method regarding intercompany accounts receivable due from our subsidiaries in Turkey, Romania and Hungary. Pursuant to a Board of Directors’ resolution, we expect to be repaid the intercompany accounts receivable from our subsidiaries in Turkey, Romania and Hungary in the foreseeable future. Due to this resolution subsequent to October 1, 2007, the foreign currency exchange change in the intercompany accounts receivable balance will be reflected in current earnings, as a foreign exchange gain or loss rather than in accumulated other comprehensive income.

Interest and other income

Interest and other income was $537,000 for the period ended June 30, 2008 as compared with $582,000 in the comparable period of 2007. The decrease is primarily due to the decrease in cash at June 30, 2008 when compared to the cash balance at June 30, 2007.

Interest expense, net of capitalization

Interest expense was $4.3 million for the six months ended June 30, 2008, as compared to $909,000 for the comparable period of 2007. The increase in interest expense is primarily due to a reduction in the amount of interest that could be capitalized due to the assets in Turkey commencing production in May 2007.

Discontinued operations

On June 14, 2007, the Board of Directors authorized management to sell all our oil and gas properties in the United States. The sale of these properties completed the divestiture of the company’s non-core domestic assets and allows us to focus exclusively on our international operations. The sale was closed on September 1, 2007. The sales price was $19.1 million which resulted in a pre-tax gain of $9.2 million. Prior year financial statements for 2007 have been adjusted to present the operations of the U.S. properties as a discontinued operation. The table below compares discontinued operations for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007

Revenue:
Oil and natural gas sales	$—	$3,019
Operating costs and expenses:
Lease operating expense	36	1,128
Exploration expense	—	88
Depreciation, depletion and amortization	—	551
Dry hole expense	—	172
General and administrative expense	—	299
Gain on sale of properties and other assets	—	(620)

Total operating costs and expenses	36	1,618

Operating income (loss)	(36)	1,401
Income tax provision	—	491

Income (loss) from discontinued operations	$(36)	$910

Other comprehensive income

The most significant element of comprehensive income, other than net income, is foreign currency translation. For the six months ended June 30, 2008, we had accumulated an unrealized income of $4.8 million, as compared to an unrealized income of $18.5 million for the comparable period in 2007. This decrease is primarily due to a change in accounting method regarding intercompany accounts receivable due from our subsidiaries in Turkey, Romania and Hungary. Pursuant to a Board of Directors’ resolution, we expect to be repaid the intercompany accounts receivable from our subsidiaries in Turkey, Romania and Hungary in the foreseeable future. Due to this resolution subsequent to October 1, 2007, the foreign currency exchange change in the intercompany accounts receivable balance will be reflected in current earnings, as a foreign exchange gain or loss rather than in accumulated other comprehensive income.

The functional currency of our operations in France is the Euro, the functional currency in Romania, Turkey and in Hungary is the US Dollar. The exchange rates at June 30, 2008 and 2007 were:

	June 30,
	2008	2007

Euro	$1.5764	$1.3505

New Turkish Lira	$0.8158	$0.7612

Romanian Lei	$0.4326	$0.4327

Hungarian Forint	$0.0066	$0.0055

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s market risk during the six months ended June 30, 2008. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s 2007 Annual Report on Form 10-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President — Finance & Accounting and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Senior Vice President — Finance & Accounting and Chief Accounting Officer concluded that our disclosure controls and procedures as of June 30, 2008 were not effective since our accounting and financial reporting systems and procedures were not sufficiently designed to ensure consistent and complete application of our accounting policies and to prepare financial statements in accordance with generally accepted accounting principles. This includes not only the sufficiency of our review of sensitive calculations, reconciliations and spreadsheets but also the preparation and processing of financial accounting information.

Changes in Internal Control over Financial Reporting

In the quarter ended June 30, 2008, we continued improving the computerized integrated financial reporting system in order to automate the manual processes that are causing errors in spreadsheets and had a more thorough review by senior financial officers of the financial statements and underlying supporting documentation and these changes have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted a proxy statement to the Company’s stockholders as of the record date, March 31, 2008. The proxy statement was furnished to the Company’s stockholders in connection with the Annual Meeting of Stockholders held on May 15, 2008. There were 19,940,826 shares entitled to vote at the meeting. The results were as follows:

1. To elect members of the Board of Directors:

Nominee	Votes For	Votes Withheld

Alan D. Bell	13,910,520	1,894,628
David M. Brewer(1)	9,347,749	6,457,399
Peter L. Falb	10,067,957	5,737,191
Nigel J. Lovett	13,560,903	2,244,245
John Mark McLaughlin	13,417,715	2,387,433
Nicholas Rostow	11,537,144	4,268,004
Herbert C. Williamson III	14,699,985	1,105,163

(1)	Resigned from the Board of Directors on June 13, 2008.

2. For approval of the amendment to the 2005 Long-Term Incentive Plan increasing the number of shares authorized pursuant to such plan from 750,000 shares to 1,750,000 shares, increasing the number of shares that may be delivered pursuant to Incentive Stock Options from 100,000 shares to 100% of the shares and increasing for executive officers the maximum number of shares that may be granted (i) relating to stock options and stock appreciation rights from 50,000 shares to 150,000 shares in any calendar year and (ii) relating to restricted stock, restricted stock units, performance awards or other awards from 50,000 shares to 150,000 shares in any calendar year with the maximum aggregate number of shares that may be granted related to awards in any calendar year being increased from 100,000 shares to 300,000 shares.

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

8,335,357	4,191,548	254,074	3,024,169

3. To ratify the selection by the Company’s Audit Committee of Grant Thornton, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008:

Votes For	Votes Against	Votes Abstaining

15,566,904	191,933	46,310

ITEM 6.	EXHIBITS

Exhibit
Number	Description	Incorporation by Reference

4.1	Warrant No. 39, issued by Toreador Resources Corporation to Rich Brand amending and replacing Warrant No. 30.	Incorporated by reference from Exhibit 4.1 to Toreador Resources Corporation Form 10-Q for the quarter ended March 31, 2008.
4.2	Warrant No. 40, issued by Toreador Resources Corporation to Dianne Brand.	Incorporated by reference from Exhibit 4.2 to Toreador Resources Corporation Form 10-Q for the quarter ended March 31, 2008.
10.1	Waiver Letter dated May 7, 2008 by International Finance Corporation in favor of Toreador Resources Corporation, Toreador Turkey Ltd., Toreador Romania Ltd., Madison Oil France SAS, Toreador Energy France S.C.S., and Toreador International Holding Limited Liability Company.	Incorporated by reference from Exhibit 10.1 to Toreador Resources Corporation Form 10-Q for the quarter ended March 31, 2008.
10.2	Form of Outside Director Stock Award Agreement (2008)	Filed Herewith
10.3	Nigel Lovett Nonqualified Stock Option Agreement dated May 15, 2008.	Filed Herewith
10.4	Nigel Lovett Incentive Stock Option Agreement dated May 15, 2008	Filed Herewith
10.5	Nigel Lovett Restricted Stock Agreement dated May 15, 2008	Filed Herewith
10.6	Amendment No. 3 to Toreador Resources Corporation 2005 Long-Term Incentive Plan.	Incorporated by reference from Exhibit 4.7 to the Registration Statement on Form S-8 (333-150930) filed with the Securities and Exchange Commission on May 15, 2008.
10.7	Separation Agreement and Release dated June 27, 2008 by and between Toreador Resources Corporation and Michael J. FitzGerald.	Incorporated by reference from Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed on June 30, 2008.
10.8	Separation Agreement and Release dated June 27, 2008 by and between Toreador Resources Corporation and Edward Ramirez.	Incorporated by reference from Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed on June 30, 2008.
10.9	First Amendment dated July 3, 2008 to the Separation Agreement and Release between Edward Ramirez and Toreador Resources Corporation dated June 27, 2008.	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Senior Vice President — Finance & Accounting and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer and Senior Vice President — Finance & Accounting and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION, Registrant

August 11, 2008	/s/ Nigel J. Lovett Nigel J. Lovett President and Chief Executive Officer

August 11, 2008	/s/ Charles J. Campise Charles J. Campise Senior Vice President — Finance & Accounting and Chief Accounting Officer