Form 10-Q
period 2008-09-30
TOREADOR RESOURCES CORP
filed 2008-11-10
CIK 98720

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
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

        Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of November 7, 2008, there were 20,263,333 shares of common stock outstanding.

TOREADOR RESOURCES CORPORATION

i

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$24,147	$12,721
Accounts receivable, net of allowance of $243 and $120	6,599	12,340
Other	3,206	3,912

Total current assets	33,952	28,973

Oil and natural gas properties, net, using successful efforts method of accounting	118,060	271,951
Oil and natural gas properties, net, held for sale	77,210	—
Investments	200	500
Restricted cash	11,749	10,818
Goodwill	4,827	4,942
Deferred income tax asset	3,358	—
Other assets	5,765	5,927

	$255,121	$323,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,393	$18,280
Deferred lease payable	88	183
Fair value of oil and gas derivatives	—	192
Income taxes payable	5,496	674

Total current liabilities	27,977	19,329

Long-term accrued liabilities	511	522
Deferred lease payable	576	478
Long-term debt	30,000	30,000
Asset retirement obligations	7,191	7,339
Deferred income tax liabilities	14,482	15,368
Convertible senior notes	80,750	86,250

Total liabilities	161,487	159,286

Commitments and contingencies
Stockholders' equity:
Common stock, $0.15625 par value, 30,000,000 shares authorized; 20,984,360 and 20,566,470 shares issued	3,279	3,214
Additional paid-in capital	166,081	163,955
Accumulated deficit	(112,687)	(42,564)
Accumulated other comprehensive income	39,495	41,754
Treasury stock at cost, 721,027 shares	(2,534)	(2,534)

Total stockholders' equity	93,634	163,825

	$255,121	$323,111

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands, except share and per share data)
Oil and natural gas sales	$17,695	$12,400
Operating costs and expenses:
Lease operating	4,818	2,943
Exploration expense	926	4,812
Depreciation, depletion and amortization	9,984	6,098
Dry hole expense	—	4,250
General and administrative	2,787	5,013
(Gain) loss on oil and gas derivative contracts	(2,405)	207

Total operating costs and expenses	16,110	23,323

Operating income (loss)	1,585	(10,923)
Other income (expense):
Foreign currency exchange gain (loss)	1,591	(13,576)
Gain on the early extinguishment of debt	368	—
Interest and other income	457	283
Interest expense, net of interest capitalized	(2,139)	(1,600)

Total other income (expense)	277	(14,893)

Income (loss) before taxes	1,862	(25,816)
Income tax provision	(1,806)	(945)

Income (loss) from continuing operations	56	(26,761)
Income from discontinued operations, net of taxes	14	6,021

Net income (loss)	70	(20,740)
Preferred dividends	—	(40)

Income (loss) available to common shares	$70	$(20,780)

Basic income (loss) available to common shares per share:
From continuing operations	$—	$(1.40)
From discontinued operations	—	0.31

	$—	$(1.09)

Diluted income (loss) available to common shares per share:
From continuing operations	$—	$(1.40)
From discontinued operations	—	0.31

	$—	$(1.09)

Weighted average shares outstanding:
Basic	19,929	19,170

Diluted	19,930	19,170

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands, except share and per share data)
Oil and natural gas sales	$51,540	$29,183
Operating costs and expenses:
Lease operating	13,132	8,337
Exploration expense	2,875	9,544
Depreciation, depletion and amortization	29,953	13,525
Dry hole expense	—	21,357
General and administrative	12,619	14,248
Loss on oil and gas derivative contracts	1,806	813
Impairment on investments	300	—
Impairment on oil and gas properties	55,461	—
Gain on sale of other assets	—	(3,584)

Total operating costs and expenses	116,146	64,240

Operating loss	(64,606)	(35,057)
Other income (expense):
Equity in earnings of unconsolidated investments	—	22
Foreign currency exchange gain (loss)	2,930	(29,347)
Gain on the early extinguishment of debt	368	—
Interest and other income	994	865
Interest expense, net of interest capitalized	(6,389)	(2,510)

Total other expense	(2,097)	(30,970)

Loss before taxes	(66,703)	(66,027)
Income tax (provision) benefit	(3,399)	4,534

Loss from continuing operations	(70,102)	(61,493)
Income (loss) from discontinued operations, net of taxes	(22)	6,931

Net loss	(70,124)	(54,562)
Preferred dividends	—	(122)

Loss available to common shares	$(70,124)	$(54,684)

Basic income (loss) available to common shares per share:
From continuing operations	$(3.55)	$(3.41)
From discontinued operations	—	0.38

	$(3.55)	$(3.03)

Diluted income (loss) available to common shares per share
From continuing operations	$(3.55)	$(3.41)
From discontinued operations	—	0.38

	$(3.55)	$(3.03)

Weighted average shares outstanding:
Basic	19,776	18,092

Diluted	19,776	18,092

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(70,124)	$(54,562)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	29,953	14,136
Gain on sale of oil and gas properties and other assets	—	(3,584)
Gain on sale of discontinued operations	—	(9,244)
Gain on the early extinguishment of debt	(368)	—
Equity in earnings of unconsolidated investments	—	(22)
Stock based compensation	1,859	3,374
Impairment on investments	300	—
Impairment on oil and gas properties	55,461	—
Dry hole expense	—	21,460
Deferred income taxes benefit	(4,271)	(1,893)
Decrease (increase) in accounts receivable	5,637	(3,775)
Decrease in other current assets	646	7,787
Decrease in other assets	(161)	64
Increase in accounts payable and accrued liabilities	4,295	1,264
Increase in income taxes payable	5,148	439

Net cash provided by (used in) operating activities	28,375	(24,556)

Cash flows from investing activities:
Expenditures for property and equipment	(9,729)	(82,300)
Restricted cash	(1,191)	10,742
Proceeds from sale of oil and gas properties and other assets	—	26,074
Distributions from unconsolidated subsidiaries	—	60
Purchase of long term investments	—	(500)

Net cash used in investing activities	(10,920)	(45,924)

Cash flows from financing activities:
Borrowings from long-term debt	—	25,000
Repayments of long-term debt	(4,909)	(21,550)
Payment of equity issue cost	—	(3,013)
Proceeds from issuance of common stock	—	50,415
Payment of preferred dividends	—	(122)
Exercise of stock options	745	1,485

Net cash provided by (used in) financing activities	(4,164)	52,215

Net increase (decrease) in cash and cash equivalents	13,291	(18,265)
Effects of foreign currency translation on cash and cash equivalents	(1,865)	26,029
Cash and cash equivalents, beginning of period	12,721	12,664

Cash and cash equivalents, end of period	$24,147	$20,428

Supplemental disclosures:
Cash paid during the period for interest, net of interest capitalized	$4,419	$1,000
Cash paid during the period for income taxes	$2,488	$2,200

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

        The consolidated financial statements of Toreador Resources Corporation and subsidiaries ("Toreador," "we," "us," "our," or the "Company") included herein have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

        Unless otherwise noted, amounts reported in tables are in thousands, except per unit data.

  New Accounting Pronouncements

        In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement No. 162—"The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently assessing the effect, if any, the adoption of SFAS No. 162 will have on our financial statements and related disclosures

        In March 2008, the FASB issued Statement No. 161—"Disclosures about Derivative Instruments and Hedging Activities"—an Amendment of FASB Statement No. 133 ("SFAS No. 161"). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for annual periods beginning after November 15, 2008. We are currently assessing the effect, if any, the adoption of SFAS No. 161 will have on our financial statements and related disclosures.

        In September 2006, the FASB issued Statement No. 157 "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It applies whenever other standards require or permit assets or liabilities to be measured at fair value but it does not expand the use of fair value in any new circumstances. In November 2007, the FASB issued FSP No. 157-2 to defer the effective date of SFAS 157 to fiscal year beginning after November 15, 2008, and the interim period for that fiscal year for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis. We are currently evaluating the

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION (Continued)

impact of our adoption of FSP No. 157-2 which will be adopted on January 1, 2009. The provisions of SFAS No. 157 that were not deferred were effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157, effective January 1, 2008, did not have a significant effect on our reported financial position or earnings. In October 2008, the FASB issued FSP No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered FSP 157-3 in its determination of estimated fair values as of September 30, 2008, and the impact was not material.

        In February 2007, the FASB issued Statement 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on any items for which we elect the fair value measurement option are to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159 and therefore the adoption of SFAS No. 159, effective January 1, 2008, did not have an effect on our reported financial position or earnings.

        In December 2007, the FASB issued Statement No. 141R, "Business Combinations" ("SFAS No. 141R"). Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and any contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use are to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resultant in a business combination be recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We are currently determining the effect of adopting SFAS No. 141R.

        In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements"—an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for financial statements issued for fiscal years, and

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION (Continued)

interim periods within those fiscal years, beginning after December 15, 2008. The effect of adopting SFAS No. 160 is not expected to have an effect on our reported financial position or earnings.

NOTE 2—CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE

        Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, restricted cash and accounts receivable. We place our cash with high credit quality financial institutions. We sell oil and natural gas to various customers. At September 30, 2008 the allowance for doubtful accounts was $242,844.

        We periodically review the collectability of accounts receivable and record a valuation allowance for those accounts which are, in our judgment, unlikely to be collected. We have not had any significant credit losses in the past and we believe our accounts receivable are fully collectable with the exception of the current allowance.

        Accounts receivable consisted of the following:

	September 30, 2008	December 31, 2007
Accrued oil and natural gas sales receivables, net of allowance of $243 and $120	$5,585	$3,154
Joint interest receivables	621	2,163
Trade receivables	17	2,182
Recoverable VAT	—	4,221
Other accounts receivable	376	620

	$6,599	$12,340

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 3—INCOME (LOSS) PER COMMON SHARE

        The following table reconciles the numerators and denominators of the basic and diluted income (loss) per common share computation:

	Three Months Ended September 30,
	2008	2007
Basic income (loss) per share:
Numerator:
Income (loss) from continuing operations, net of income tax	$56	$(26,761)
Less: dividends on preferred shares	—	40

Net income (loss) from continuing operations	56	(26,801)
Income from discontinued operations, net of income tax	14	6,021

Income (loss) available to common shareholders	$70	$(20,780)

Denominator:
Common shares outstanding	19,929	19,170

Basic income (loss) available to common shareholders per share from:
Continuing operations	$—	$(1.40)
Discontinued operations	—	0.31

	$—	$(1.09)

Diluted income (loss) per share:
Numerator:
Income (loss) from continuing operations, net of income tax	$56	$(26,761)
Less: dividends on preferred shares, if antidilutive	—	40

Net income (loss) from continuing operations	56	(26,801)
Income from discontinued operations, net of income tax	14	6,021

Income (loss) available to common shareholders	$70	$(20,780)

Denominator:
Weighted average common shares outstanding	19,929	19,170
Common stock options and warrants	1	—(1)
Conversion of preferred shares	—(2)	—(2)
Conversion of 5.0% notes payable	—(3)	—(3)

Diluted shares outstanding	19,930	19,170

Diluted income (loss) available to common shareholders per share from:
Continuing operations	$—	$(1.40)
Discontinued operations	—	0.31

	$—	$(1.09)

(1)
Conversion of these securities would be antidilutive; therefore, there are no dilutive shares.

(2)
Conversion of these securities would be antidilutive; therefore, there are no dilutive shares. These securities were converted on or prior to December 31, 2007.

(3)
Conversion of the 5% Senior Convertible Notes would be antidilutive therefore, there are no dilutive shares.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 3—INCOME (LOSS) PER COMMON SHARE (Continued)

	Nine Months Ended September 30,
	2008	2007
Basic income (loss) per share:
Numerator:
Loss from continuing operations, net of income tax	$(70,102)	$(61,493)
Less: dividends on preferred shares	—	122

Net loss from continuing operations	(70,102)	(61,615)
Income (loss) from discontinued operations, net of income tax	(22)	6,931

Loss available to common shareholders	$(70,124)	$(54,684)

Denominator:
Common shares outstanding	19,776	18,092

Basic income (loss) available to common shareholders per share from:
Continuing operations	$(3.55)	$(3.41)
Discontinued operations	—	0.38

	$(3.55)	$(3.03)

Diluted income (loss) per share:
Numerator:
Loss from continuing operations, net of income tax	$(70,102)	$(61,493)
Less: dividends on preferred shares, if antidilutive	—	122

Net loss from continuing operations	(70,102)	(61,615)
Income (loss) from discontinued operations, net of income tax	(22)	6,931

Loss available to common shareholders	$(70,124)	$(54,684)

Denominator:
Weighted average common shares outstanding	19,776	18,092
Common stock options and warrants	—(1)	—(1)
Conversion of preferred shares	—(2)	—(2)
Conversion of 5.0% notes payable	—(3)	—(3)

Diluted shares outstanding	19,776	18,092

Diluted income (loss) available to common shareholders per share from:
Continuing operations	$(3.55)	$(3.41)
Discontinued operations	—	0.38

	$(3.55)	$(3.03)

(1)
Conversion of these securities would be antidilutive; therefore, there are no dilutive shares.

(2)
Conversion of these securities would be antidilutive; therefore, there are no dilutive shares. These securities were converted on or prior to December 31, 2007.

(3)
Conversion of the 5% Senior Convertible Notes would be antidilutive therefore, there are no dilutive shares.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—COMPREHENSIVE LOSS

        The following table presents the components of comprehensive loss, net of related tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$70	$(20,740)	$(70,124)	$(54,562)
Foreign currency translation adjustment	(7,102)	15,689	(2,259)	34,151

Comprehensive loss	$(7,032)	$(5,051)	$(72,383)	$(20,411)

NOTE 5—LONG-TERM DEBT

        Long-term debt consisted of the following:

	September 30, 2008	December 31, 2007
Secured revolving facility with the International Finance Corporation	$30,000	$30,000
Convertible senior notes	80,750	86,250

	110,750	116,250
Less: current portion	—	—

	$110,750	$116,250

CONVERTIBLE SENIOR NOTES DUE OCTOBER 1, 2025

        On September 27, 2005, we issued $75 million of Convertible Senior Notes due October 1, 2025 ("Notes") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The Company also granted the initial purchasers the option to purchase an additional $11.25 million aggregate principal amount of Notes to cover over-allotments. The option was exercised on September 30, 2005. The total principal amount of Notes issued was $86.25 million and total net proceeds were approximately $82.2 million. We incurred approximately $4.1 million of costs associated with the issuance of the Notes; these costs have been recorded in other assets on the balance sheet and are being amortized to interest expense using the straight-line interest rate method over the term of the Notes.

        The net proceeds were used for general corporate purposes, including funding a portion of the Company's 2005 and 2006 exploration and development activities.

        The Notes bear interest at a rate of 5% per annum and can be converted into common stock at an initial conversion rate of 23.3596 shares of common stock per $1,000 principal amount of Notes, subject to adjustment in an event of a fundamental change, as defined, (equivalent to a conversion price of approximately $42.81 per share). The Company may redeem the Notes, in whole or in part, on or after October 6, 2008, and prior to October 1, 2010, for cash at a redemption price equal to 100% of the principal amount of Notes to be redeemed, plus any accrued and unpaid interest, if the closing price of its common stock exceeds 130% of the conversion price over a specified period. On or after October 1, 2010, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—LONG-TERM DEBT (Continued)

the principal amount of Notes to be redeemed, plus any accrued and unpaid interest, irrespective of the price of our common stock. Holders may convert their Notes at any time prior to the close of business on the business day immediately preceding their stated maturity, and holders may, (i) upon the occurrence of certain fundamental changes, and also (ii) on October 1, 2010, October 1, 2015, and October 1, 2020, require the Company to repurchase all or a portion of their Notes for cash in an amount equal to 100% of the principal amount of such Notes, plus any accrued and unpaid interest. On September 30, 2008, the outstanding principal amount of the Notes was $80.7 million.

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

        The registration rights agreement covering the Notes provided for a penalty if the registration statement was filed and declared effective but thereafter ceased to be effective (a "Suspension Period") for an aggregate of forty-five (45) days in any three month period or ninety (90) days in any twelve month period (an "Event Date"). Such penalty called for an additional 0.25% per annum in interest expense on the aggregate principal amount of the Notes for the first ninety (90) days following an Event Date and an additional 0.50% per annum in interest expense on the aggregate principal amount of the Notes thereafter, until such Suspension Period ended upon the registration statement again becoming effective or not being required to be effective pursuant to the registration rights agreement. Because we did not file our Quarterly Report on Form 10-Q for the nine month period ended September 30, 2006 in a timely manner, the registration statement for the Notes became ineffective and we entered a Suspension Period on November 15, 2006. Such Suspension Period ended on January 23, 2007 when we provided notice that the Form 10-Q had been filed and the Suspension Period was no longer in effect. Because the Suspension Period exceeded forty-five (45) days in any three month period, we paid approximately $14,375 in additional interest expense. On March 16, 2007, the date we filed our Form 10-K for the year ended December 31, 2006, we again entered a Suspension Period until all the Notes became eligible for sale pursuant to Rule 144(k) on September 30, 2007. On October 1, 2007, $155,000 was deposited with the trustee for the Notes as the penalty for any holders of the Notes who were eligible on October 1, 2007 to receive a pro rata portion of such payment. Such eligible holders had to have registered their Notes on the registration statement and still held those Notes on October 1, 2007. On April 1, 2008, we requested that the trustee return $150,957 which represents the unclaimed portion of the penalty and on April 3, 2008 we received the funds from the trustee. Through September 30, 2008, we paid $4,043 of the penalty deposit to eligible holders of Notes.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—LONG-TERM DEBT (Continued)

        On July 9, 2008, our Board of Directors authorized a program to repurchase up to $10 million of the Convertible Senior Notes by December 31, 2008. In August 2008, we repurchased $5.5 million of the Convertible Senior Notes for $4.9 million plus accrued interest of $106,180. Additionally, we expensed $222,995 of prepaid loan fees that attributable to the repurchased notes. This resulted in a $368,255 gain on the early extinguishment of debt. Any repurchases will be made in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors. The plan does not obligate us to acquire any particular amount of the Convertible Senior Notes bonds and the plan may be suspended at any time at our discretion.

SECURED REVOLVING FACILITY WITH THE INTERNATIONAL FINANCE CORPORATION

        On December 28, 2006, we guaranteed the obligations of certain of our direct and indirect subsidiaries in a loan and guarantee agreement with the International Finance Corporation. The loan and guarantee agreement provides for the $25 million loan facility which is a secured revolving facility with a current maximum facility amount of $25 million which maximum facility amount will increase to $40 million when the projected total borrowing base amount exceeds $50 million. The $25 million facility was funded on March 2, 2007. The total proceeds received on March 2, 2007 were approximately $25 million, of which $11 million was used to retire the outstanding balance on the $15 million credit facility with Natixis Banques Populaires and the remaining $14 million of funds was used to finance our capital expenditures in Turkey and Romania. The loan and guarantee agreement also provides for a $10 million facility which was funded on December 28, 2006. In September 2007, we repaid $5 million on the $25 million facility from proceeds received on the U.S. oil and gas property sale. As of December 31, 2007, the International Finance Corporation reduced our borrowing base under both loans to $30 million from $35 million. Until the next redetermination date in the first quarter of 2009, the Company has no additional borrowing capacity under these facilities. Both the $25 million facility and $10 million facility are to fund our operations in Turkey and Romania.

        Interest accrues on any loans under the $25 million facility at a rate of 2% over the six month LIBOR rate. Interest accrued on the $10 million facility at a rate of 1.5% over the six month LIBOR rate until the $25 million facility was funded after which the rate for the $10 million facility was lowered to 0.5% over the six month LIBOR rate. As of September 30, 2008, the interest rate on the $10 million facility was 3.634% and the interest rate on the $25 million facility was 5.134%. Interest is to be paid on each June 15 and December 15.

        The $25 million facility is secured as follows: (i) the lender has a first ranking security interest in (a) certain proceeds, receivables and contract rights relating to and from the sale of oil or gas production in France, Turkey and Romania and (b) funds held in certain bank accounts; (ii) the lender has an assignment of all rights and claims to any compensation or other special payments in respect of all concessions other than those arising in the normal course of operations payable by the government of Turkey and Romania; and (iii) the lender has a first ranking pledge (a) by Toreador International Holding, LLC of all its shares in the borrowers; (b) by Madison Oil France SAS of all its shares in Toreador France; and (c) by the Company of all its shares in Toreador International Holding, LLC.

        On December 31, 2011, the maximum amount available under the $25 million facility begins to decrease by $5 million every six months from $40 million (assuming the projected borrowing base amount exceeds $50 million) until the final portion of the $25 million facility is due on December 15,

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—LONG-TERM DEBT (Continued)

2014. On December 15, 2014, $5 million of the $10 million facility is to be repaid with the remaining $5 million being due on June 15, 2015.

        We are required to meet the following ratios on a consolidated basis: (i) the life of loan coverage ratio of not less than: (a) 1.2:1.0 in 2006 and 2007; (b) 1.3:1.0 in 2008; and (c) 1.4:1.0 in 2009 and each subsequent year thereafter; (ii) reserve tail ratio of not less than 25%; (iii) adjusted financial debt to EBITDAX (earnings before interest, taxes, depreciation and amortization and exploration expenses) ratio of not more than 3.0:1.0; (iv) liabilities to tangible net worth ratio of not more than 60:40; and (v) interest coverage ratio of not less than 3.0:1.0. On August 9, 2007, the ratios were amended to replace the adjusted financial debt to EBITDA ratio not being more than 3.0:1.0 with the adjusted financial debt to EBITDAX ratio not being more than 3.0:1.0 and the definition of interest coverage ratio was adjusted to substitute EBITDAX instead of EBITDA for calculation purposes. At December 31, 2007, we were not in compliance with the interest coverage ratio of not less than 3.0:1.0; the actual ratio was 2.8:1.0. The International Finance Corporation has granted the Company a temporary waiver for the interest coverage ratio provided the Company maintains EBITDAX to net interest expense ratio of 2.7:1.0 until July 2, 2008 and EBITDA to net interest expense ratio of at least 2.7:1.0 during the remaining period of the waiver's effectiveness. The waiver is effective until March 8, 2009.

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

        We are in compliance with all covenants as of September 30, 2008, as modified by the waivers described above. However, based on our current projections, we may not be in compliance with all covenants as of March 31, 2009. Additionally, our proposed sale of a 26.75% interest in the South Akcakoca Sub-Basin may require us to obtain waivers or renegotiate our covenants. If we cannot satisfy or renegotiate these covenants in the future, we may be subject to remedies included in the loan agreement, including, but not limited to, mandatory early repayment of the debt. The Company believes that, if necessary, it will be able to obtain the required waiver from the International Finance Corporation or renegotiate the covenants.

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

        Included in interest expense for the nine months ended September 30, 2008, is $701,625 of additional compensation due to the IFC related to the prior year. This amount should have been

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—LONG-TERM DEBT (Continued)

recognized as additional interest expense in the prior year. Although the amount may be considered material to the financial results for the nine months ended September 30, 2008, management does not believe the error had a material effect on the financial results for the year ended December 31, 2007 or that the correction of the error in the current period will have a material effect on the financial results for the year ended December 31, 2008. Also included in interest expense for the three and nine months ended September 30, 2008 is an estimate of $838,750 and $1.8 million, respectively of the fee to be paid in 2009 relating to 2008 operations.

NOTE 6—ASSET RETIREMENT OBLIGATIONS

        We account for our asset retirement obligations in accordance with Statement No. 143, Accounting for Asset Retirement Obligations ("Statement 143"), which requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or a loss.

        The following table summarizes the changes in our asset retirement liability during the nine months ended September 30, 2008 and for the year ended December 31, 2007:

	Nine Months Ended September 30,	Year Ended December 31,
	2008	2007
Asset retirement obligation January 1	$7,339	$4,519
Asset retirement accretion expense	350	462
Foreign currency exchange (gain) loss	(142)	394
Change in estimates	(432)	1,964
Property additions	411	—
Property dispositions	(335)	—

Asset retirement obligation at the end of the period	$7,191	$7,339

NOTE 7—GEOGRAPHIC OPERATING SEGMENT INFORMATION

        We have operations in only one industry segment, the oil and natural gas exploration and production industry. We are structured along geographic operating segments or regions. As a result, we have reportable operations in the United States, France, Turkey and Romania and Hungary.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—GEOGRAPHIC OPERATING SEGMENT INFORMATION (Continued)

        The following tables provide the geographic operating segment data required by Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information".

	Three Months Ended September 30, 2008
	United States	France	Turkey	Romania	Hungary	Total
Revenues	$14	$9,626	$7,375	$680	$—	$17,695
Costs and expenses	(132)	3,639	10,592	1,577	434	16,110

Operating income (loss)	$146	$5,987	$(3,217)	$(897)	$(434)	$1,585

	Three Months Ended September 30, 2007(1)
Revenues	$10	$6,714	$4,687	$989	$—	$12,400
Costs and expenses	2,643	3,565	10,025	6,556	533	23,323

Operating income (loss)	$(2,634)	$3,149	$(5,338)	$(5,567)	$(533)	$(10,923)

	Nine Months Ended September 30, 2008
Revenues	$39	$29,438	$20,005	$2,058	$—	$51,540
Costs and expenses	14,548	11,377	84,420	4,718	1,083	116,146

Operating income (loss)	$(14,509)	$18,061	$(64,415)	$(2,660)	$(1,083)	$(64,606)

	Nine Months Ended September 30, 2007(2)
Revenues	$27	$18,024	$8,098	$3,034	$—	$29,183
Costs and expenses	7,691	14,754	15,686	21,010	5,099	64,240

Operating income (loss)	$(7,664)	$3,270	$(7,588)	$(17,976)	$(5,099)	$(35,057)

	Total Assets(3)
September 30, 2008	$278,739	$97,411	$(31,826)	$(31,784)	$4,941	$317,481

December 31, 2007	$298,949	$83,683	$31,417	$(29,271)	$693	$385,471

(1)
For the three months ended September 30, 2007, we recorded dry hole expense of $4.3 million, which included one dry hole in Turkey of $4.3 million.

(2)
For the nine months ended September 30, 2007, we recorded dry hole expense of $21.4 million, which included two dry holes in France of $3.7 million, three dry holes in Romania totaling $10 million, one dry hole in Turkey of $4.3 million and two dry holes in Hungary totaling $3.4 million.

(3)
Each segment's total assets reflect the effect of intersegment eliminations of $62,360 for the periods ending September 30, 2008 and December 31, 2007.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8—INCOME TAXES

        At September 30, 2008, we recorded an income tax payable of $5.5 million primarily due to income taxes payable by the French subsidiary. For the nine months ended September 30, 2008 and 2007, we paid income taxes of approximately $2.5 million and $2.2 million, respectively, related to French taxable income. As of September 30, 2008, our French operations recorded a $6.7 million tax provision, the US operations recorded a tax benefit of $448,000 and Turkey recorded a tax benefit of $2.9 million which resulted in a consolidated tax provision of $3.4 million. Our effective income tax rate differs from the statutory rates applicable to jurisdictions in which we operate due primarily to the establishment of a United States valuation allowance of $6 million which was required because we could not be assured of the future utilization of US net operating losses of $18.1 million and the establishment of a Turkish valuation allowance of $10.6 million which was required because we could not be assured of the future utilization of Turkish net operating losses of $53 million.

        We adopted FIN No. 48, "Accounting for Uncertainty in Income Taxes", on January 1, 2007. As a result of the adoption we recognized an increase in the liability for unrecognized tax expense of approximately $45,000, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, our unrecognized tax benefits totaled approximately $357,000, the disallowance of which would not materially affect the effective income tax rate. There are no tax positions for which a material change in the unrecognized tax benefit is reasonably possible in the next 12 months.

        We recognize potential accrued interest and penalties related to unrecognized tax benefits within our global operations in income tax expense. In conjunction with the adoption of FIN No. 48, we recognized approximately $28,000 for the accrual of interest and penalties at January 1, 2007 which is included as a component of the $357,000 unrecognized tax benefit noted above. During the nine months ended September 30, 2008, we recognized $0 in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

        We file several state and foreign tax returns, many of which remain open for examination for five years.

NOTE 9—CAPITAL

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

        In connection with the private placement, we entered into a registration rights agreement with the investors. The registration rights agreement provided that we would file a registration statement with the Securities and Exchange Commission covering the resale of the common stock within 60 days after the closing date. If the registration statement was not filed with the Securities and Exchange

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—CAPITAL (Continued)

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

        We account for registration rights agreements containing a contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, in accordance with EITF Issue No. 00-19-2, "Accounting for Registration Payment Arrangements". Under this approach, the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement shall be recognized and measured separately in accordance with "FAS No. 5, Accounting for Contingencies" and "FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss".

        For the nine months ended September 30, 2008, we issued 314,184 restricted stock grants to employees, directors and consultants. Forfeitures for the nine months ended September 30, 2008 were 86,094 shares of restricted stock.

NOTE 10—CAPITALIZED INTEREST

        We capitalize interest on major projects that require an extended period of time to complete. Interest capitalized for the three months ended September 30, 2008 and 2007 was $230,000 and $298,000, respectively. For the nine months ended September 30, 2008 and 2007 interest capitalized was $780,000 and $3.8 million, respectively.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 11—COMMITMENTS AND CONTINGENCIES

         Black Sea Incidents.    In October 2005, in an incident involving a vessel owned by Micoperi Srl, the Ayazli 2 and Ayazli 3 wells were damaged, and subsequently had to be re-drilled. We and our co-venturers have made a claim in respect of the cost of re-drilling and repeating flow-testing. The claim is currently approximately 8.2 million Euros, valued at $11.7 million before interest, subject to adjustment when the actual cost of flow-testing the re-drilled wells is known. In addition, we and our co-venturers have filed a claim to recover back from Micoperi a sum of about 5.9 million Euros, currently valued at $8.4 million, paid to Micoperi under the contract between us, our co-venturers and Micoperi. Micoperi has made a cross-claim for about 5.1 million Euros, currently valued at $7.3 million in respect of sums allegedly due to Micoperi under the contract between us, our co-venturers and Micoperi. Micoperi has also asserted a claim that the arrest of the vessel "MICOPERI 30" at Palermo, Italy was wrongful and have asserted a claim for damages in respect of such allegedly wrongful arrest. We and our co-ventures have received security from Micoperi by way of a letter of undertaking from their insurers, and have provided security to Micoperi in respect of their cross-claims by way of a bank guarantee of 5.9 million Euros, currently valued at $8.4 million. The claims and cross-claims are subject to the jurisdiction of the English Court; however, neither side has yet commenced any court proceedings. All the amounts stated above are gross and our share would be equal to 36.75%. We have accrued our portion of the unpaid invoices and are accounting for the potential receivable from Micoperi as a gain contingency. Accordingly, the potential gain has not been recorded.

        From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position.

NOTE 12—DISCONTINUED OPERATIONS

        On June 14, 2007, the Board of Directors authorized management to sell all oil and gas properties in the United States. The sale of these properties completed the divestiture of the company's non-core domestic assets and allows us to focus exclusively on our international operations. The sale was closed on September 1, 2007. The sales price was $19.1 million which resulted in a pre-tax gain of

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 12—DISCONTINUED OPERATIONS (Continued)

$9.2 million. The table below compares discontinued operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Oil and natural gas sales	$—	$1,422	$—	$4,441
Operating costs and expenses:
Lease operating expense	(14)	428	22	1,557
Exploration expense	—	10	—	98
Depreciation, depletion and amortization	—	61	—	611
Dry hole expense	—	(69)	—	103
General and administrative expense	—	79	—	378
Gain on sale of properties and other assets	—	(8,624)	—	(9,244)

Total operating costs and expenses	(14)	(8,115)	22	(6,497)

Operating income (loss)	14	9,537	(22)	10,938
Income tax provision	—	(3,516)	—	(4,007)

Income (loss) from discontinued operations	$14	$6,021	$(22)	$6,931

NOTE 13—DERIVATIVES

        We periodically utilize derivative instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the sales price of crude oil and natural gas. We entered into futures and swap contracts for approximately 16,000 Bbls per month for the months of January 2008 through September 2008. This resulted in a net derivative fair value gain of $2.4 million for the three months ended September 30, 2008 and $1.8 million loss for the nine months ended September 30, 2008. Presented in the table below is a summary of the contracts entered into for the period ending September 30, 2008:

Type	Period	Barrels	Floor	Ceiling	Gain/(Loss)
Collar	January 1—March 31, 2008	48,000	$84.75	$92.75	$(19)
Collar	April 1—June 30, 2008	48,000	$92.25	$100.25	(2,239)
Collar	July 1—September 30, 2008	48,000	$91.75	$99.75	452

					$(1,806)

        For the comparable period in 2007, we entered into futures and swap contracts for approximately 15,000 Bbls per month for the months of June 2007 through December 2008 and subsequently sold all contracts as of September 30, 2007. For the three and nine month periods ended September 30, 2007, the net derivative fair value loss was $207,000 and $813,000, respectively.

        The Company has no outstanding derivative contracts at September 30, 2008.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 14—IMPAIRMENT OF ASSETS

        We evaluate producing property costs for impairment and reduce such costs to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"). We assess impairment of non-producing leasehold costs and undeveloped mineral and royalty interests periodically on a field-by-field basis. We charge any impairment in value to expense in the period incurred. For the nine months ended September 30, 2008, we incurred an impairment charge of $53.5 million on our Turkish natural gas producing properties, $2 million on our undeveloped leasehold in Trinidad and $300,000 on our investment in ePsolutions preferred stock.

        The impairment charge in Turkey is a result of a decline in the fair market value of the Company's interest in South Akcakoca Sub-Basin assets. The fair market value has been determined based on a Letter of Intent, as described in Note 15, to sell a 26.75% interest in the South Akcakoca Sub-Basin assets to Petrol Ofisi AS for $80.3 million. This sale price indicates that the fair value of our 36.75% working interest is $103.8 million. The net book value of the Black Sea asset at June 30, 2008 was $157.3 million, resulting in an impairment charge of $53.5 million. No additional impairment was recorded on these properties for the quarter ending September 30, 2008.

        The impairment charge of $2 million for the undeveloped leasehold costs in Trinidad, is due to management's decision to exit Trinidad and discontinue our association with our registered agent in the country.

NOTE 15—BLACK SEA SALE

        On August 8, 2008, we entered into a Letter of Intent with Petrol Ofisi AS, a Turkish Company, to sell a 26.75% interest in the South Akcakoca Sub-Basin assets for $80.3 million. On September 17, 2008, we entered into the Assignment Agreement. The transaction is subject to Turkish government approval. This will result in the Company retaining a 10% working interest in these assets. We expect to close on the sale by the end of November 2008; however, no assurance can be given that we will close the transaction as contemplated. It is anticipated that the net proceeds from the sale will primarily be used to retire portions of the Note and/or repay portions of the facilities with the International Finance Corporation. These assets have been classified on the balance sheet as held for sale and are valued at lower of the book value or fair value less the cost to sell.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        The Company's executive summary for the nine months ended September 30, 2008, included the following:

  •
  Revenues for the nine months ended September 30, 2008 were $51.5 million, a 76% increase over 2007 revenues of $29.2 million;

  •
  Oil and natural gas production for the first nine months of 2008 was 620 MBOE versus production of 541 MBOE for the comparable period in 2007. Our average realized oil price per barrel for 2008 was $105.43, a 72% increase over the average realized oil price per barrel of $61.24 in 2007. The average realized gas price in 2008 was $9.78 per Mcf, 46% greater than the average realized gas price of $6.72 per Mcf in 2007;

  •
  Loss available to common shares for 2008 was $70.1 million, or a loss of $3.55 per share, compared with loss available to common shares of $54.7 million, or $3.03 per share, in 2007. Operating loss for 2008 was $64.6 million, compared with an operating loss of $35.1 million in 2007;

  •
  In the quarter ended June 30, 2008, we recorded an impairment charge in Turkey totaling $53.5 million. The impairment charge is a result of a decline in the fair market value of the Company's interest in South Akcakoca Sub-Basin assets. The fair market value has been determined based on us entering into a Letter our Intent to sell a 26.75% interest in the South Akcakoca Sub-Basin properties for $80.3 million. This sale price indicates that the fair value of our 36.75% working interest is $103.8 million; and

  •
  In the quarter ended June 30, 2008, we recorded an impairment charge of $2.0 million on our undeveloped leasehold in Trinidad, which is recorded in the reportable operations of the United States. This impairment charge is due to management's decision to exit Trinidad and discontinue our association with our registered agent in the country.

LIQUIDITY AND CAPITAL RESOURCES

        This section should be read in conjunction with Note 5 to Notes to Consolidated Financial Statements included in this filing.

  Liquidity

        As of September 30, 2008, we had cash and cash equivalents and restricted cash of $35.9 million, a current ratio of approximately 1.2 to 1 and a debt (long-term debt and Convertible Senior Notes) to equity ratio of 1.18 to 1. For the nine months ended September 30, 2008, we had an operating loss of $64.6 million and capital expenditures, excluding capitalized interest and changes in accounts payable, were $9 million. The restricted cash ($11.7 million) relates to a letter of credit relating to the dispute with Micoperi regarding the October 2005 well issues in the Black Sea and a letter of credit to secure additional permits in Hungary.

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

        Our capital expenditure budget for 2008, excluding capitalized interest and changes in accounts payable, was originally set at $27.5 million which was the Company's share of estimated Phase II development costs in the Black Sea. However, due to delays experienced by the operator in the design and tendering process it has been determined that the start of Phase II development will not begin until late fourth quarter of 2008. Our revised capital expenditure budget for 2008 is $12 million. We believe that our French oil production will generate sufficient free cash flow to cover a significant portion of our costs and contribute to our share of development capital expenditures in the Black Sea. We believe that our Turkish cash flow will provide the balance of those development expenditures.

        On August 8, 2008, we entered into a Letter of Intent with Petrol Ofisi AS, a Turkish Company, to sell a 26.75% interest in the South Akcakoca Sub-Basin assets for $80.3 million. On September 17, 2008, we entered into the Assignment Agreement. The transaction is subject to Turkish government approval. This will result in the Company retaining a 10% working interest in these assets. We expect to close on the sale by the end November 2008; however, no assurance can be given that we will close the transaction as contemplated. The net proceeds from the sale will primarily be used to retire portions of the Convertible Senior Notes and/or repay portions of the facilities with the International Finance Corporation.

        We believe we will have sufficient cash flow from operations to meet all of our 2008 and 2009 obligations. However, if the cash flow from our operations is less than anticipated, including due to the recent decline in oil and natural gas prices, and if our available cash is fully utilized or declines substantially, we may also seek additional capital by (i) forward selling our crude oil and natural gas production; (ii) selling our interest in prospects and or licenses; (iii) selling down our working interest in properties; or (iv) a combination of these actions in addition to issuing new debt or equity securities, if available on acceptable terms due to the recent downturn in the credit and equity markets. We believe such actions, combined with the sale of the South Akcakoca Sub-Basin assets described above, will allow us to meet our capital commitments and as a result will have sufficient liquidity for the remainder of 2008 and 2009.

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

        We will operate the Company, at a minimum, through 2009 in this manner. We will not incur costs to keep a permit or license in effect, but rather we will manage the Company's resources so that only the areas that meet certain economic hurdles will be considered. We believe that this philosophy will not only strengthen the Company's financial position in the short term, but will also ensure the Company's position for the future.

        In the past we have engaged Merrill Lynch & Co. to assist us, including with the March 2007 private placement of equity. Currently, we pay a retainer to Merrill Lynch & Co. to assist us in analyzing various possible transactions relating to our business operations, which may involve possible strategic alternatives. No decision has been made regarding any possible transactions.

  Secured Revolving Facility

        On December 28, 2006, we entered into a loan and guarantee agreement with the International Finance Corporation. The loan and guarantee agreement provides for a $25 million facility which is a secured revolving facility with a current maximum facility amount of $25 million which maximum facility amount will increase to $40 million when the projected total borrowing base amount exceeds $50 million. The $25 million facility funded on March 2, 2007. The total proceeds received on March 2, 2007 were approximately $25 million, of which $11 million was used to retire the outstanding balance on the $15 million credit facility with Natixis Banques Populaires and the remaining $14 million of funds was used to finance our capital expenditures in Turkey and Romania. The loan and guarantee agreement also provides for an unsecured $10 million facility which was funded on December 28, 2006. In September 2007, we repaid $5 million of the $25 million facility after the oil and natural gas properties in the United States were sold. As of December 31, 2007, the International Finance Corporation reduced our borrowing base under both loans to $30 million from $35 million. Until the next redetermination date in the first quarter of 2009, the Company has no additional borrowing capacity under these facilities. Both the $25 million and $10 million facility are to fund our operations in Turkey and Romania. We do not believe that the loss of $5 million in the borrowing base will materially affect our business strategy for 2008 and 2009.

        Interest accrues on any loans under the $25 million facility at a rate of 2% over the six month LIBOR rate. Interest accrued on the $10 million facility at a rate of 1.5% over the six month LIBOR rate until the $25 million facility funded on March 2, 2007 after which the rate for the $10 million facility was lowered to 0.5% over the six month LIBOR rate. As of September 30, 2008 the interest rate on the $10 million facility was 3.634% and 5.134% on the $25 million facility. Interest is to be paid on each June 15 and December 15.

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

        We are to meet the following ratios on a consolidated basis: (i) the life of loan coverage ratio of not less than: (a) 1.2:1.0 in 2006 and 2007; (b) 1.3:1.0 in 2008; and (c) 1.4:1.0 in 2009 and each subsequent year thereafter; (ii) reserve tail ratio of not less than 25%; (iii) adjusted financial debt to EBITDAX ratio of not more than 3.0:1.0; (iv) liabilities to tangible net worth ratio of not more than 60:40; and (v) interest coverage ratio of not less than 3.0:1.0. On August 9, 2007, the ratios were amended to replace the adjusted financial debt to EBITDA ratio not being more than 3.0:1.0 with the adjusted financial debt to EBITDAX ratio not being more than 3.0:1.0 and the definition of interest coverage ratio was adjusted to include EBITDAX instead of EBITDA for calculation purposes. At December 31, 2007, we were not in compliance with the interest coverage ratio of not less than 3.0:1.0; the actual ratio was 2.8:1.0. The International Finance Corporation has granted us a temporary waiver for the interest coverage ratio provided we maintain EBITDAX to net interest expense ratio of 2.7:1.0 until July 2, 2008 and EBITDA to net interest expense ratio of a least 2.7:1.0 during the remaining period of the waiver's effectiveness. The waiver is effective until March 8, 2009.

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

        We are in compliance with all covenants as of September 30, 2008, as modified by the waivers described above. However, based on our current projections, we may not be in compliance with all covenants as of March 31, 2009. Additionally, our proposed sale of a 26.75% interest in the South Akcakoca Sub-Basin may require us to obtain waivers or renegotiate our covenants. If we cannot satisfy or renegotiate these covenants in the future, we may be subject to remedies included in the loan agreement, including, but not limited to, mandatory early repayment of the debt. The Company believes that, if necessary, it will be able to obtain the required waiver from the International Finance Corporation or renegotiate the covenants.

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

        Included in interest expense for the nine months ended September 30, 2008, is $701,625 of additional compensation due to the IFC related to the prior year. This amount should have been recognized as additional interest expense in the prior year. Although the amount may be considered material to the financial results for the nine months ended September 30, 2008, management does not believe that the error has a material effect on the financial results for the year ended December 31, 2007 or the correction of the error in the current period will have a material effect on the financial results for the year ended December 31, 2008. Also included in interest expense for the three and nine months ended September 30, 2008 is an estimate of $838,750 and $1.8 million, respectively of the fee to be paid in 2009 relating to 2008 operations.

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

        The Convertible Senior Notes bear interest at a rate of 5% per annum and can be converted into common stock at an initial conversion rate of 23.3596 shares of common stock per $1,000 principal amount of Convertible Senior Notes, subject to adjustment in the event of a fundamental change, as defined (equivalent to a conversion price of approximately $42.81 per share). We may redeem the Convertible Senior Notes, in whole or in part, on or after October 6, 2008, and prior to October 1,

2010, for cash at a redemption price equal to 100% of the principal amount of Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest, if the closing price of our common stock exceeds 130% of the conversion price over a specified period. On or after October 1, 2010, we may redeem the Convertible Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest, irrespective of the price of its common stock. Holders may convert their Convertible Senior Notes at any time prior to the close of business on the business day immediately preceding their stated maturity, and holders may, (i) upon the occurrence of certain fundamental changes, and also (ii) on October 1, 2010, October 1, 2015, and October 1, 2020, require us to repurchase all or a portion of their Convertible Senior Notes for cash in an amount equal to 100% of the principal amount of such Convertible Senior Notes, plus any accrued and unpaid interest. On September 30, 2008, the outstanding principal amount of the Convertible Senior Notes was $80.7 million.

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

        The registration rights agreement covering the Convertible Senior Notes provided for a penalty if the registration statement was filed and declared effective but thereafter ceased to be effective (a "Suspension Period") for an aggregate of forty-five (45) days in any three month period or ninety (90) days in any twelve month period (an "Event Date"). Such penalty called for an additional 0.25% per annum in interest expense on the aggregate principal amount of the Convertible Senior Notes for the first ninety (90) days following an Event Date and an additional 0.50% per annum in interest expense on the aggregate principal amount of the Convertible Senior Notes thereafter, until such Suspension Period ended upon the registration statement again becoming effective or not being required to be effective pursuant to the registration rights agreement. Because we did not file our Quarterly Report on Form 10-Q for the nine month period ended September 30, 2006 in a timely manner, the registration statement for the Convertible Senior Notes became ineffective and we entered a Suspension Period on November 15, 2006. Such Suspension Period ended on January 23, 2007 when we provided notice that the Form 10-Q had been filed and the Suspension Period was no longer in effect. Because the Suspension Period exceeded forty-five (45) days in any three month period, we paid approximately $14,375 in additional interest expense. On March 16, 2007, the date we filed our Form 10-K for the year ended December 31, 2006 we again entered a Suspension Period until all the Convertible Senior Notes became eligible for sale pursuant to Rule 144(k) on September 30, 2007. On October 1, 2007, $155,000 was deposited with the trustee for the Convertible Senior Notes as the penalty for any holders of the Convertible Senior Notes who were eligible on October 1, 2007 to receive a pro rata portion of such payment. Such eligible holders had to have registered their Convertible Senior Notes on the registration statement and still held those Notes on October 1, 2007. On April 1, 2008, we requested that the trustee return $150,957 which represents the unclaimed portion of the penalty and on April 3, 2008 we received the funds from the trustee. Through September 30, 2008, we released $4,043 of the penalty deposit to eligible holders of Convertible Senior Notes.

        On July 9, 2008, our Board of Directors authorized a program to repurchase up to $10 million of the Convertible Senior Notes by December 31, 2008. In August 2008, we repurchased $5.5 million of the Convertible Senior Notes for $4.9 million plus accrued interest of $106,180. Additionally, we expensed $222,995 of prepaid loan fees that are attributable to the repurchased notes. This resulted in a $368,255 gain on the early extinguishment of debt. Any repurchases will be made in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors. The plan does not obligate us to acquire any particular amount of the Convertible Senior Notes bonds and the plan may be suspended at any time at our discretion.

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

  Contractual Obligations

        The following table sets forth our contractual obligations in thousands at September 30, 2008 for the periods shown:

	Total	Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Long-term debt	$110,750	$—	$—	$—	$110,750
Lease commitments	3,925	611	1,330	1,378	606

Total contractual obligations	$114,675	$611	$1,330	$1,378	$111,356

        Contractual obligations for long-term debt above do not include amounts for interest payments.

        At December 31, 2007 and March 31, 2008 we were not in compliance with certain financial covenants relating to the loan with the International Finance Corporation. We obtained waivers through March 8, 2009 and April 1, 2009 respectively. Accordingly, the amount is shown in the above table as maturing in accordance with the original terms of the loan facility. At September 30, 2008, we were in compliance with all financial covenants.

        In conjunction with FIN 48, we have no certainty as to when unrecognized tax benefits of $321,000 will become due.

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

        The application of the successful efforts method of accounting requires management's judgment to determine the proper designation of wells as either developmental or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and natural gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. On occasion, wells are drilled which have targeted geologic structures that are both developmental and exploratory in nature, and in such instances an allocation of costs is required to properly account for the results. Delineation seismic costs incurred to select development locations within a productive oil and natural gas field are typically treated as development costs and capitalized, but often these seismic programs extend beyond the proved reserve areas and therefore management must estimate the portion of seismic costs to expense as exploratory. The evaluation of oil and natural gas leasehold acquisition costs requires management's judgment to estimate the fair value of exploratory costs related to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

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

  Impairment of Oil and Natural Gas Properties

        We review our proved oil and natural gas properties for impairment on an annual basis or whenever events and circumstances indicate a potential decline in the recoverability of their carrying value. We estimate the expected future cash flows from our proved oil and natural gas properties and compare these future cash flows to the carrying value of the oil and natural gas properties to determine if the carrying value is recoverable. If the carrying value exceeds the estimated undiscounted future cash flows, we will adjust the carrying value of the oil and natural gas properties to their fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Given the complexities associated with oil and natural gas reserve estimates and the history of price volatility in the oil and natural gas markets, events may arise that will require us to record an impairment of our oil and natural gas properties and there can be no assurance that such impairments will not be required in the future nor that they will not be material. For the nine months ended September 30, 2008, we incurred an impairment charge of $53.5 million on our Turkish natural gas producing properties and $2 million on our undeveloped leasehold in Trinidad, which is recorded in the reportable operations of the United States.

        The impairment charge in Turkey is a result of a decline in the fair market value of the Company's interest in South Akcakoca Sub-Basin assets. The fair market value has been determined based on a Letter of Intent to sell a 26.75% interest in the South Akcakoca Sub-Basin assets to Petrol Ofisi AS for $80.3 million. This sale price indicates that the fair value of our 36.75% working interest is approximately $103.8 million. The net book value of the Black Sea asset at June 30, 2008 was $157.3 million, resulting in an impairment of $53.5 million. No additional impairment was recorded on these properties for the quarter ending September 30, 2008.

        The impairment charge of $2 million for the undeveloped leasehold costs in Trinidad, is due to management's decision to exit Trinidad and discontinue our association with our registered agent in the country.

  Future Development and Abandonment Costs

        Future development costs include costs to be incurred to obtain access to proved reserves, including drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production equipment, gathering systems, wells and related structures and restoration costs of land. We develop estimates of these costs for each of our properties based upon the type of production structure, depth of water, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology, the ultimate settlement amount, inflation factors, credit adjusted discount rates, timing of settlement and changes in the political, legal, environmental and regulatory environment. We review our assumptions and estimates of future abandonment costs on an annual basis. SFAS 143 "Accounting for Asset Retirement Obligations" requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

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

  Derivatives

        We periodically utilize derivative instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", we have elected not to designate the derivative financial instruments to which we are a party as hedges, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur. We determine the fair value of futures and swap contracts based on the difference between their fixed contract price and the underlying market price at the determination date. The realized and unrealized gains and losses on derivatives are recorded as a derivative fair value gain or loss in the income statement.

  Foreign Currency Translation

        The functional currency for Turkey, Romania and Hungary is the US Dollar and in France the functional currency is the Euro. Translation gains or losses resulting from transactions in the New Turkish Lira in Turkey, the Lei in Romania and the Forint in Hungary are included in income available to common shares for the current period. Translation gains and losses resulting from transactions in the Euro in France are included in other comprehensive income for the current period. We periodically review the operations of our entities to ensure the functional currency of each entity is the currency of the primary economic environment in which we operate.

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

RESULTS OF OPERATIONS

  COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

        The following table presents production and average unit prices for the geographic segments indicated:

	For the Three Months Ended September 30,
	2008	2007
Production:
Oil (MBbls):
France	89	94
Turkey	14	17
Romania	1	2

Total	104	113

Gas (MMcf):
France	—	—
Turkey	471	423
Romania	106	168

Total	577	591

MBOE:
France	89	94
Turkey	93	87
Romania	18	30

Total	200	211

Average Price:
Oil ($/Bbl):
France	$108.00	$71.23
Turkey	111.33	60.96
Romania	68.80	47.64

Total	$108.22	$69.26

Gas ($/Mcf):
France	$—	$—
Turkey	12.34	8.50
Romania	5.99	5.28

Total	$11.17	$7.58

$/BOE:
France	$108.00	$71.23
Turkey	79.73	52.94
Romania	37.06	32.78

Total	$88.42	$58.21

  Revenue

  Oil and natural gas sales

        Oil and natural gas sales for the three months ended September 30, 2008 were $17.7 million, as compared to $12.4 million for the comparable period in 2007. This increase is due to the higher oil price received for the French and Turkish oil production ($4 million), increased natural gas prices in Turkey ($1.8 million), increased natural gas production from offshore Turkey ($592,000) and increased prices received for oil and natural gas in Romania ($98,000). These increases were partially offset by oil production decreases in France, Turkey and Romania and natural gas production decreases in Romania ($1.2 million).

        The above table compares both volumes and prices received for oil and natural gas for the three months ended September 30, 2008 and 2007. Oil and natural gas prices are and will continue to be extremely volatile and a significant change will have a material impact on our revenue.

  Costs and expenses

  Lease operating

        Lease operating expense was $4.8 million, or $24.09 per BOE produced for the quarter ended September 30, 2008, as compared to $2.9 million, or $13.95 per BOE produced for the comparable period in 2007. The $1.9 million increase is primarily due to workovers in France, increase in offshore Turkey production, workovers performed on the East Ayazali wells and an overall increase in operating expense due to inflation in the oil and gas industry.

  Exploration expense

        Exploration expense for the third quarter of 2008 was $926,000, as compared to $4.8 million in the third quarter of 2007. In the third quarter of 2007, we were conducting a 2D seismic program in Romania.

  Depreciation, depletion and amortization

        Third quarter 2008 depreciation, depletion and amortization expense was $10 million or $49.93 per BOE produced, as compared to $6.1 million, or $28.90 per BOE produced for the third quarter of 2007. This increase is primarily due to the start of natural gas production in offshore Turkey in May 2007, from two of the three platforms and in May 2008 we began production from the third platform. The depreciation rate per BOE in Turkey is excessively high due to cost overruns in the development of the offshore gas field, in addition to the reduction in proved reserves at December 31, 2007 as compared to December 31, 2006.

  Dry hole expense

        For three months ended September 30, 2008, we recorded zero dry hole expense, as compared to $4.3 million, for the three months ended September 30, 2007, which represented the dry hole cost of a well in Turkey. Additionally, the Company has made a strategic decision to no longer drill 100% exploratory wells or fund 100% seismic programs on exploratory acreage. We have begun a systematic process of farming out our exploratory prospects to industry partners. The terms of farm outs have been and will generally be structured so that the farmee will pay at least a majority of all seismic costs and drill an exploratory well to casing point in order to earn a 50%-75% working interest in the prospect or concession.

  General and administrative

        General and administrative expense, not including stock compensation expense, was $2.4 million, for the third quarter of 2008 compared with $4.4 million for the third quarter of 2007. This decrease is due to the resignation of executives in June 2008, reduction of staff in Turkey after the completion of Phase I development in the Black Sea, joint venture partners in Hungary reimbursing us for overhead and the strengthening of the U. S. Dollar compared to the currencies in the countries where we operate.

  Stock compensation expense

        Stock compensation expense was $397,000, for the third quarter of 2008 compared with $635,000 for the third quarter of 2007. This decrease is due primarily to the forfeiture of restricted stock grants upon the resignation of the executives in June 2008.

  Gain/loss on oil and gas derivative contracts

        Gain on oil and gas derivative contracts of $2.4 million represents the recognized gain on the commodity derivative contracts with Total Oil Trading. Presented in the table below is a summary of the contracts entered into with the gain in thousands:

Type	Period	Barrels	Floor	Ceiling	Gain
Collar	July 1—September 30, 2008	48,000	$91.75	$99.75	$2,405

        In the three months ended September 30, 2007, we recorded a loss of $207,000 for the net realized and unrealized loss on derivative financial instruments which fluctuate based on changes in the fair value of underlying commodities. We entered into futures and swap contracts for approximately 15,000 Bbls per month for the months of June 2007 through December 2008 and subsequently sold all contracts as of September 30, 2007.This resulted in a net derivative fair value loss of $207,000 for the three months ended September 30, 2007.

  Foreign currency exchange gain/loss

        We recorded a gain on foreign currency exchange of $1.6 million in the third quarter of 2008 compared with a loss of $13.6 million for the third quarter of 2007. This gain is primarily due to a change in accounting method regarding intercompany accounts receivable due from our subsidiaries in Turkey, Romania and Hungary. Pursuant to a Board of Directors' resolution, we expect to be repaid the intercompany accounts receivable from our subsidiaries in Turkey, Romania and Hungary in the foreseeable future. Due to this resolution subsequent to October 1, 2007, the foreign currency exchange change in the intercompany accounts receivable balance will be reflected in current earnings, as a foreign exchange gain or loss rather than in accumulated other comprehensive income.

  Gain on the early extinguishment of debt

        In August 2008, we repurchased $5.5 million of the Convertible Senior Notes for $4.9 million plus accrued interest of $106,180. Additionally, we expensed $222,995 of prepaid loan fees that are attributable to the repurchased notes. This resulted in a $368,255 gain on the early extinguishment of debt.

  Interest and other income

        Interest and other income was $457,000 in the third quarter of 2008 as compared with income of $283,000 in the comparable period of 2007. In the quarter ended September 30, 2008, our average cash balance was larger than our average cash balance for the quarter ended September 30, 2007, which resulted in more interest income in the current period.

  Interest expense, net of interest capitalized

        Interest expense was $2.1 million for the three months ended September 30, 2008, as compared to $1.6 million for the comparable period of 2007. The increase in interest expense is primarily due to the additional accrual of the estimate of the fee to be paid to the IFC in 2009 for 2008 operations and partially offset by lower interest rates.

  Discontinued operations

        On June 14, 2007, the Board of Directors authorized management to sell all our oil and gas properties in the United States. The sale of these properties completed the divestiture of the company's non-core domestic assets and allows us to focus exclusively on our international operations. The sale was closed on September 1, 2007. The sales price was $19.1 million which resulted in a pre-tax gain of $9.2 million. The table below compares discontinued operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
Revenue:
Oil and natural gas sales	$—	$1,422
Operating costs and expenses:
Lease operating expense	(14)	428
Exploration expense	—	10
Depreciation, depletion and amortization	—	61
Dry hole expense	—	(69)
General and administrative expense	—	79
Gain on sale of properties and other assets	—	(8,624)

Total operating costs and expenses	(14)	(8,115)

Operating income	14	9,537
Income tax provision	—	(3,516)

Income from discontinued operations	$14	$6,021

  Other comprehensive income

        The most significant element of comprehensive income, other than net income, is foreign currency translation. For the three months ended September 30, 2008, we had accumulated an unrealized loss of $7.1 million, as compared to an unrealized income of $15.7 million for the comparable period in 2007. This decrease is primarily due to a change in accounting method regarding intercompany accounts receivable due from our subsidiaries in Turkey, Romania and Hungary and due to the strengthening of the U.S. Dollar, in the third quarter of 2008, compared to the Euro which is the functional currency in our French subsidiary. Pursuant to a Board of Directors' resolution, we expect to be repaid the intercompany accounts receivable from our subsidiaries in Turkey, Romania and Hungary in the foreseeable future. Due to this resolution subsequent to October 1, 2007, the foreign currency exchange change in the intercompany accounts receivable balance will be reflected in current earnings, as a foreign exchange gain or loss rather than in accumulated other comprehensive income.

RESULTS OF OPERATIONS

  COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

        The following table presents production and average unit prices for the geographic segments indicated:

	For the Nine Months Ended September 30,
	2008	2007
Production:
Oil (MBbls):
France	278	288
Turkey	42	51
Romania	2	8

Total	322	347

Gas (MMcf):
France	—	—
Turkey	1,448	625
Romania	337	543

Total	1,785	1,168

MBOE:
France	278	288
Turkey	284	155
Romania	58	98

Total	620	541

Average Price:
Oil ($/Bbl):
France	$105.81	$62.54
Turkey	105.14	54.88
Romania	67.36	54.58

Total	$105.43	$61.24

Gas ($/Mcf):
France	$—	$—
Turkey	10.75	8.39
Romania	5.63	4.79

Total	$9.78	$6.72

$/BOE:
France	$105.81	$62.54
Turkey	70.54	51.84
Romania	35.14	30.81

Total	$83.02	$53.71

  Revenue

  Oil and natural gas sales

        Oil and natural gas sales for the nine months ended September 30, 2008 were $51.5 million, as compared to $29.2 million for the comparable period in 2007. This increase is due to the higher oil price received for the French and Turkish oil production ($14.1 million), increased natural gas prices in Turkey ($3.4 million), increased natural gas production from offshore Turkey, which began in May 2007 ($8.8 million) and increased prices received for oil and natural gas in Romania ($306,000). These increases were partially offset by oil production decreases in France, Turkey and Romania and natural gas production decreases in Romania ($4.3 million).

        The above table compares both volumes and prices received for oil and natural gas for the nine months ended September 30, 2008 and 2007. Oil and natural gas prices are and will continue to be extremely volatile and a significant change will have a material impact on our revenue.

  Costs and expenses

  Lease operating

        Lease operating expense was $13.1 million, or $21.18 per BOE produced for the nine months ended September 30, 2008, as compared to $8.3 million, or $15.41 per BOE produced for the comparable period in 2007. The $4.8 million increase is primarily due to workovers in France, increased production in offshore Turkey which started production in May 2007, workovers on the East Ayazli wells and an overall increase in operating expense due to the inflation in the oil and gas industry as a whole.

  Exploration expense

        Exploration expense for the nine months ended September 30, 2008 was $2.9 million, as compared to $9.5 million for the nine months ended September 30, 2007. This decrease is due to our farmout efforts that were started in the fourth quarter of 2007 and the 2D seismic program in Romania that was conducted in 2007.

  Depreciation, depletion and amortization

        For the nine months ended September 30, 2008 depreciation, depletion and amortization expense was $30 million or $48.31 per BOE produced, as compared to $13.5 million, or $25.00 per BOE produced for the nine months ended September 30, 2007. This increase is primarily due to the start of natural gas production in offshore Turkey in May 2007, from two of the three platforms and in May 2008 we began production from the third platform. The depreciation rate per BOE in Turkey is excessively high due to cost overruns in the development of the offshore gas field, in addition to the reduction in proved reserves at December 31, 2007 as compared to December 31, 2006.

  Dry hole expense

        For nine months ended September 30, 2008, we recorded zero dry hole expense, as compared to $21.4 million, for the nine months ended September 30, 2007, which included two dry holes in France of $3.7 million, three dry holes in Romania totaling $10 million, one dry hole in Turkey totaling $4.3 million and two dry holes in Hungary totaling $3.4 million. This decrease is due to the strategic decision to no longer drill 100% exploratory wells or fund 100% seismic programs on exploratory acreage. We have begun a systematic process of farming out our exploratory prospects to industry partners. The terms of farm outs have been and will generally be structured so that the farmee will pay at least a majority of all seismic costs and drill an exploratory well to casing point in order to earn a 50%-75% working interest in the prospect or concession.

  General and administrative

        General and administrative expense, not including stock compensation expense and amounts due former executives upon their resignation, was $9.6 million for the nine months ended September 30, 2008 as compared with $9.7 million for the nine months ended September 30, 2007.

  Stock compensation expense

        Stock compensation expense was $1.9 million for the first nine months of 2008 as compared with $2.3 million for the first nine months of 2007. This decrease is due to the forfeiture of restricted stock granted to the executives that resigned in June 2008.

  Cost incurred in relation to the resignation of former officers of the Company

        In June 2008, Mr. Michael FitzGerald resigned as Executive Vice President—Exploration and Production and Mr. Edward Ramirez resigned as Senior Vice President—Exploration and Production. The Separation and Release Agreements provide for one year of salary for each individual which resulted in an expense of $600,000, and for Mr. FitzGerald the immediate vesting of 5,000 shares of restricted stock grants and for Mr. Ramirez the immediate vesting of 7,000 shares of restricted stock grants which resulted in an expense of $35,000.

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

  Impairment of oil and gas properties

        In June 2008, we recorded an impairment to oil and gas properties totaling $55.5 million. We review our proved and unproved oil and natural gas properties for impairment on an annual basis or whenever events and circumstances indicate a potential decline in the recoverability of their carrying value. As explained below, our review at June 30, 2008, indicated a potential decline in the recoverability of our South Akcakoca Sub-Basin and Trinidad assets.

        The impairment charge in Turkey is a result of a decline in the fair market value of the Company's interest in South Akcakoca Sub-Basin assets. The fair market value has been determined based on a Letter of Intent to sell a 26.75% interest in the South Akcakoca Sub-Basin properties for $80.3 million. This sale price indicates that the fair value of our 36.75% working interest is approximately $103.8 million. The net book value of the South Akcakoca Sub-Basin asset at June 30, 2008 was $157.3 million, resulting in an impairment of $53.5 million.

        The impairment charge of $2 million for the undeveloped leasehold costs in Trinidad, is due to management's decision to exit Trinidad and discontinue our association with our registered agent in the country.

  Gain/loss on oil and gas derivative contracts

        Loss on oil and gas derivative contracts of $1.8 million represents the recognized loss on the commodity derivative contracts with Total Oil Trading. Presented in the table below is a summary of the contracts entered into with the gain (loss) in thousands:

Type	Period	Barrels	Floor	Ceiling	Gain/(Loss)
Collar	January 1—March 31, 2008	48,000	$84.75	$92.75	$(19)
Collar	April 1—June 30, 2008	48,000	$92.25	$100.25	(2,239)
Collar	July 1—September 30, 2008	48,000	$91.75	$99.75	452

					$(1,806)

        For the nine months ended September 30, 2007, we recorded a loss $813,000 for the net realized and unrealized loss on derivative financial instruments which fluctuate based on changes in the fair value of underlying commodities. We entered into futures and swap contracts for approximately 15,000 Bbls per month for the months of June 2007 through December 2008 and subsequently sold all contracts as of September 30, 2007. This resulted in a net derivative fair value loss of $813,000 for the nine months ended September 30, 2007.

  Gain/loss on the sale of properties and other assets

        For the nine months ended September 30, 2008, we recorded zero on the gain or loss on the sale of properties and other assets, as compared to a gain of $3.5 million for the comparable period in 2007, when we recorded a gain on the sale of the ePsolutions, EnergyNet and Capstone, all unconsolidated equity investments. There were no sale of properties or other assets during the nine months ended September 30, 2008

  Foreign currency exchange gain/loss

        We recorded a gain on foreign currency exchange of $2.9 million for the nine months ended September 30, 2008 as compared with a $29.3 million loss for the comparable period of 2007. This gain is primarily due to a change in accounting method regarding intercompany accounts receivable due from our subsidiaries in Turkey, Romania and Hungary. Pursuant to a Board of Directors' resolution, we expect to be repaid the intercompany accounts receivable from our subsidiaries in Turkey, Romania and Hungary in the foreseeable future. Due to this resolution subsequent to October 1, 2007, the foreign currency exchange change in the intercompany accounts receivable balance will be reflected in current earnings, as a foreign exchange gain or loss rather than in accumulated other comprehensive income.

  Gain on the early extinguishment of debt

        In August 2008, we repurchased $5.5 million of the Convertible Senior Notes for $4.9 million plus accrued interest of $106,180. Additionally, we expensed $222,995 of prepaid loan fees that attributable to the repurchased notes. This resulted in a $368,255 gain on the early extinguishment of debt.

  Interest and other income

        Interest and other income was $994,000 for the period ended September 30, 2008 as compared with $865,000 in the comparable period of 2007. In the period ended September 30, 2008, our average cash balance was larger than our average cash balance for the period ended September 30, 2007, which resulted in more interest income in the current period.

  Interest expense, net of capitalization

        Interest expense was $6.4 million for the nine months ended September 30, 2008, as compared to $2.5 for the comparable period of 2007. The increase in interest expense is primarily due to a reduction in the amount of interest that could be capitalized due to the assets in Turkey commencing production in May 2007.

  Discontinued operations

        On June 14, 2007, the Board of Directors authorized management to sell all our oil and gas properties in the United States. The sale of these properties completed the divestiture of the company's non-core domestic assets and allows us to focus exclusively on our international operations. The sale was closed on September 1, 2007. The sales price was $19.1 million which resulted in a pre-tax gain of $9.2 million. The table below compares discontinued operations for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
Revenue:
Oil and natural gas sales	$—	$4,441
Operating costs and expenses:
Lease operating expense	22	1,557
Exploration expense	—	98
Depreciation, depletion and amortization	—	611
Dry hole expense	—	103
General and administrative expense	—	378
Gain on sale of properties and other assets	—	(9,244)

Total operating costs and expenses	22	(6,497)

Operating income (loss)	(22)	10,938
Income tax provision	—	(4,007)

Income (loss) from discontinued operations	$(22)	$6,931

  Other comprehensive income

        The most significant element of comprehensive income, other than net income, is foreign currency translation. For the nine months ended September 30, 2008, we had accumulated an unrealized loss of $2.3 million, as compared to an unrealized income of $34.1 million for the comparable period in 2007. This decrease is primarily due to a change in accounting method regarding intercompany accounts receivable due from our subsidiaries in Turkey, Romania and Hungary and due to the strengthening of the U. S. Dollar compared to the Euro which is the functional currency of our French subsidiary. Pursuant to a Board of Directors' resolution, we expect to be repaid the intercompany accounts receivable from our subsidiaries in Turkey, Romania and Hungary in the foreseeable future. Due to this resolution subsequent to October 1, 2007, the foreign currency exchange change in the intercompany accounts receivable balance will be reflected in current earnings, as a foreign exchange gain or loss rather than in accumulated other comprehensive income.

        The functional currency of our operations in France is the Euro, the functional currency in Romania, Turkey and in Hungary is the US Dollar. The exchange rates at September 30, 2008 and 2007 were:

	September 30,
	2008	2007
Euro	$1.4303	$1.4179

New Turkish Lira	$0.7887	$0.8263

Romanian Lei	$0.3823	$0.00004

Hungarian Forint	$0.0059	$0.0057

  Off-balance sheet arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has been no material change in the Company's market risk during the nine months ended September 30, 2008. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company's 2007 Annual Report on Form 10-K.

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

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President—Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Senior Vice President—Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2008 were not effective since our accounting and financial reporting systems and procedures were not sufficiently designed to ensure consistent and complete application of our accounting policies and to prepare financial statements in accordance with generally accepted accounting principles. This includes not only the sufficiency of our review of sensitive calculations, reconciliations and spreadsheets but also the preparation and processing of financial accounting information.

Changes in Internal Control over Financial Reporting

        In the quarter ended September 30, 2008, we continued improving the computerized integrated financial reporting system in order to automate the manual processes that are causing errors in spreadsheets and had a more thorough review by senior financial officers of the financial statements and underlying supporting documentation and these changes have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.    RISK FACTORS

        Due to the recent deterioration in the credit and equity markets, significantly lower oil and natural gas prices and foreign currency fluctuations, we are updating certain of the risk factors that were included in our Annual Report on Form 10-K for the year-ended December 31, 2007.

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

        We also have outstanding $86.25 million of Convertible Senior Notes due October 1, 2025.

        At September 30, 2008, our debt to equity ratio was 1.18 to 1, and this ratio and our increased leverage may make it difficult for us to obtain additional funding on terms that are acceptable to us, especially additional debt in light of the current credit market.

        No assurance can be given that we will have the needed additional capital to fund our future growth under these facilities or from existing operations.

        In addition, to the extent that we are not able to obtain additional capital by the incurrence of additional debt, we may need to issue additional equity which may be difficult in light of the current equity market. Any such issuance of equity could be materially dilutive to our outstanding equity and equity holders.

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

        Our ability to comply with the restrictions and covenants of our indebtedness in the future is uncertain and is affected by the levels of cash flow from our operations and events or circumstances beyond our control, including oil and natural gas prices Our failure to comply with any of the restrictions and covenants could result in a default, which could permit the lender to accelerate repayments and foreclose on the collateral securing the indebtedness.

        Any additional future indebtedness may limit our financial and operating flexibility in a manner similar to and potentially more restrictive than the facility discussed above.

  Our operations are subject to currency fluctuation risks.

        We currently have operations involving the U.S. dollar, Euro, New Turkish Lira, Forint and Romanian Lei. We are subject to fluctuations in the value of the U.S. dollar as compared to the Euro, New Turkish Lira, Forint and Romanian Lei respectively. These fluctuations, including the recent fluctuations, may adversely affect our results of operations.

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

        Significant declines in oil and natural gas prices for an extended period, including the recent decline in oil and natural gas prices, may:

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

Risks Related To Our Common Stock

  Our leverage may harm our financial condition and results of operations.

        Our total consolidated long-term debt as of September 30, 2008 was approximately $111 million and represented approximately 1.18 of our total capitalization as of that date. Our level of indebtedness could have important consequences to investors, because:

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

  •
  it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and

  •
  it may make us more vulnerable to downturns in our business, our industry or the economy in general, including the current downturn in the economy in general.

ITEM 6.    EXHIBITS

Exhibit Number	Description	Incorporation by Reference
2.1	Letter of Intent by and between Toreador Turkey Limited and Toreador Turkey Limited, Ankara Turkey Branch, and PETROL OFISI AS, dated August 8, 2008 (The attachments to the Letter of Intent have been omitted from this filing. A list of attachments is contained in the Letter of Intent and the attachments are available to the Securities and Exchange Commission upon request).	Incorporated by reference from Exhibit 2.1 to Toreador Resources Corporation Form 8-K filed on August 13, 2008.
2.2
	Assignment Agreement between PETROL OFISI AS, PETROL OFISI ARAMA URETIM SANAYI ve TICARET ANONIM SIRKETI and Toreador Turkey Limited, Toreador Turkey Limited, Ankara Turkey Branch and Toreador Resources Corporation, dated September 17, 2008 (The attachments to the Assignment Agreement have been omitted from this filing. A list of attachments is contained in the Assignment Agreement and the attachments are available to the Securities and Exchange Commission upon request).	Filed Herewith.
10.1	Parent Corporate Guaranty by PETROL OFISI AS in favor of Toreador Turkey Limited and Toreador Turkey Limited, Ankara Turkey Branch, dated September 17, 2008.	Filed Herewith.
10.2	Form of Amendment to Employee Restricted Stock Agreement (August 2008)	Filed Herewith
10.3	Form of Employee Restricted Stock Agreement (August 2008).	Filed Herewith
10.4	Amended and Restated Summary Sheet regarding changes in Director Compensation (August 2008)	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Senior Vice President—Finance & Accounting and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1
	Certification of Chief Executive Officer and Senior Vice President—Finance & Accounting and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION, Registrant
November 10, 2008	/s/ NIGEL J. LOVETT Nigel J. Lovett President and Chief Executive Officer
November 10, 2008	/s/ CHARLES J. CAMPISE Charles J. Campise Senior Vice President and Chief Financial Officer