Form 10-K/A
period 2008-12-31
TOREADOR RESOURCES CORP
filed 2009-04-16
CIK 98720

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, par value $.15625, as of April 16, 2009 was 20,227,261 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note about the Report

Toreador Resources Corporation (“Toreador,” “we,” “us,” “our” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 originally filed with the Securities and Exchange Commission on March 16, 2009 (the “Form 10-K”) solely to add the conformed signature of its independent registered public accounting firm, Grant Thornton LLP, to the Report of Independent Registered Public Accounting Firm regarding Company’s internal control over financial reporting and the Report of Independent Registered Public Accounting Firm regarding the consolidated financial statements of the Company (each a “Report”) contained in Part IV, Item 15 of the Form 10-K, which are incorporated by reference into Part II, Item 8 of the Form 10-K. The conformed signature of Grant Thornton LLP was inadvertently omitted from the electronic version of Part IV, Item 15 of the Form 10-K although the Company had manually signed copies of each Report in its possession when the Form 10-K was filed.  When we filed the Form 10-K, we filed a conformed signature for Exhibit 23.1, the Grant Thornton consent, and had a manually signed copy of the consent when the Form 10-K was filed.

This Amendment No. 1 continues to describe the conditions as of the date of the original Form 10-K for the year ended December 31, 2008, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. This Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendment to those filings. In addition, pursuant to the rules of the Securities and Exchange Commission, Exhibits 31.1, 31.2 and 32.1 of the original Form 10-K have been amended and new Exhibits 31.1, 31.2 and 32.1 are filed herewith to contain currently dated certifications from our President and Chief Executive Officer and our Senior Vice President—Chief Financial Officer.

PART II

Item 8.  Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are set forth beginning on page F-1 of this Amendment No. 1 and are incorporated herein.

The financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

(a)          The following documents are filed as part of this report:

1.             Index to Consolidated Financial Statements, Reports of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2008 and 2007, Consolidated Statements of Operations and Comprehensive Income (Loss) for the three years in the period ended December 31, 2008, Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2008, Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008, and Notes to Consolidated Financial Statements.

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

TOREADOR RESOURCES CORPORATION
/s/ Charles J. Campise

Charles J. Campise,
Senior Vice President — Chief Financial Officer

April 16, 2009

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

12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of Toreador Resources Corporation.
23.1**	Consent of Grant Thornton LLP
23.2**	Consent of LaRoche Petroleum Consultants, Ltd.
23.3*	Consent of Kaya & Aksoy, contained in Exhibit 5.1.
23.4*	Consent of PRK Partners/Bellak Law offices, contained in Exhibit 5.2
24.1*	Power of Attorney (included as part of the signature page).
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

*                                         Previously filed on March 16, 2009 as an exhibit to our original Annual Report on Form 10-K.

**                                  Filed herewith

+                                         Management contract or compensatory plan

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Toreador Resources Corporation

We have audited Toreador Resources Corporation (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

/s/ GRANT THORNTON LLP
Houston, Texas
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Toreador Resources Corporation

We have audited the accompanying consolidated balance sheets of Toreador Resources Corporation (a Delaware corporation) and subsidiaries (the ‘Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Houston, Texas
March 16, 2009

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$19,457	$12,721
Accounts receivable, net of allowance of $220 and $120	5,450	12,340
Oil and natural gas properties, net, held for sale	55,000	—
Other	5,280	3,912
Total current assets	85,187	28,973
Oil and natural gas properties, net, using successful efforts method of accounting	109,711	271,951
Investments	200	500
Restricted cash	2,922	10,818
Goodwill	3,838	4,942
Other assets	5,298	5,927
	$207,156	$323,111
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,929	$18,280
Deferred lease payable	93	183
Fair value of oil and gas derivatives	—	192
Current portion of long-term debt	30,000	—
Income taxes payable	4,217	674
Total current liabilities	51,239	19,329
Accrued liabilities	501	522
Deferred lease payable	665	478
Long-term debt, net of current portion	—	30,000
Asset retirement obligations	8,065	7,339
Deferred income tax liabilities	13,851	15,368
Convertible subordinated notes	80,275	86,250
Total liabilities	154,596	159,286
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.15625 par value, 30,000,000 shares authorized; 20,984,360 and 20,566,470 shares issued	3,279	3,214
Additional paid-in capital	166,484	163,955
Accumulated deficit	(151,169)	(42,564)
Accumulated other comprehensive income	36,500	41,754
Treasury stock at cost, 721,027 shares	(2,534)	(2,534)
Total stockholders’ equity	52,560	163,825
	$207,156	$323,111

See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Revenue:
Oil and natural gas sales	$62,374	$41,691	$33,328
Operating costs and expenses:
Lease operating expense	17,211	12,644	8,741
Exploration expense	5,806	14,742	3,946
Dry hole and abandonment	—	21,840	1,706
Depreciation, depletion and amortization	32,727	20,795	6,054
Asset retirement accretion	415	462	225
Impairment of oil and natural gas properties and intangible assets	85,233	13,446	—
General and administrative	15,487	17,313	9,505
Loss on oil and gas derivative contracts	1,781	1,005	—
Loss (gain) on sale of properties and other assets	123	(3,159)	(436)
Total operating costs and expenses	158,783	99,088	29,741
Operating income (loss)	(96,409)	(57,397)	3,587
Other income (expense):
Equity in earnings of unconsolidated investments	—	22	401
Foreign currency exchange loss	(486)	(26,305)	(605)
Interest and other income	1,779	1,829	1,988
Gain on the extinguishment of debt	458	—	—
Interest expense	(7,849)	(4,291)	(891)
Total other income (expense)	(6,098)	(28,745)	893
Income (loss) from continuing operations before income taxes	(102,507)	(86,142)	4,480
Income tax benefit (provision)	(6,076)	4,676	(3,005)
Income (loss) from continuing operations, net of tax	(108,583)	(81,466)	1,475
Income (loss) from discontinued operations, net of tax	(22)	7,045	1,103
Net income (loss)	(108,605)	(74,421)	2,578
Preferred dividends	—	(162)	(162)
Income (loss) available to common shares	$(108,605)	$(74,583)	$2,416
Basic income (loss) available to common shares per share from:
Continuing operations	$(5.48)	$(4.45)	$0.09
Discontinued operations	—	0.38	0.07
	$(5.48)	$(4.07)	$0.16
Diluted income (loss) available to common shares per share from:
Continuing operations	$(5.48)	$(4.45)	$0.08
Discontinued operations	—	0.38	0.07
	$(5.48)	$(4.07)	$0.15
Weighted average shares outstanding:
Basic	19,831	18,358	15,527
Diluted	19,831	18,358	15,884
Statement of Comprehensive Income (Loss)
Net income (loss)	$(108,605)	$(74,421)	$2,578
Foreign currency translation adjustments	(5,254)	38,431	6,687
Comprehensive income (loss)	$(113,859)	$(35,990)	$9,265

See accompanying notes to the consolidated financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock (Shares)	Preferred Stock ($)	Common Stock (Shares)	Common Stock ($)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock ($)	Deferred Compensation	Total Stockholders’ Equity
	(in thousands)
Balance at December 31, 2005	72	72	16,143	2,522	108,001	29,564	(3,364)	(2,534)	(1,902)	132,359
Transfer deferred compensation to additional paid-in capital	—	—	—	—	(1,902)	—	—	—	1,902	—
Cash payment of preferred dividends	—	—	—	—	—	(162)	—	—	—	(162)
Conversion of convertible debenture	—	—	120	19	791	—	—	—	—	810
Exercise of stock options	—	—	175	27	839	—	—	—	—	866
Issuance of restricted stock	—	—	214	33	(33)	—	—	—	—	—
Exercise of warrants	—	—	4	1	33	—	—	—	—	34
Issuance of warrants	—	—	—	—	883	—	—	—	—	883
Tax benefit of stock option exercises	—	—	—	—	293	—	—	—	—	293
Stock option expense	—	—	—	—	66	—	—	—	—	66
Amortization of deferred stock compensation	—	—	—	—	2,737	—	—	—	—	2,737
Net income	—	—	—	—	—	2,578	—	—	—	2,578
Foreign currency translation adjustment	—	—	—	—	—	—	6,687	—	—	6,687
Balance at December 31, 2006	72	72	16,656	2,602	111,708	31,980	3,323	(2,534)	—	147,151
Cash payment of preferred dividends	—	—	—	—		(162)	—	—	—	(162)
Exercise of stock options	—	—	321	50	1,574	—	—	—	—	1,624
Issuance of restricted stock	—	—	103	16	(16)	—	—	—	—	—
Issuance of common stock	—	—	3,037	476	49,937	—	—	—	—	50,413
Stock option expense	—	—	—	—	49	—	—	—	—	49
Amortization of deferred stock compensation expense	—	—	—	—	3,982	—	—	—	—	3,982
Adoption of FIN 48	—	—	—	—	—	(45)	—	—	—	(45)
Conversion of preferred stock to common stock	(72)	(72)	450	70	2	—	—	—	—	—
Net loss	—	—	—	—	—	(74,421)	—	—	—	(74,421)
Foreign currency translation adjustments	—	—	—	—	—	—	38,431	—	—	38,431
Tax effect of restricted stock	—	—	—	—	(316)	—	—	—	—	(316)
Payment of equity issuance costs	—	—	—	—	(2,965)	—	—	—	—	(2,965)
Other	—	—	—	—	—	84	—	—	—	84
Balance at December 31, 2007	—	—	20,567	$3,214	$163,955	$(42,564)	$41,754	$(2,534)	$—	$163,825
Exercise of stock options	—	—	189	29	716	—	—	—	—	745
Issuance of restricted stock	—	—	228	36	(36)	—	—	—	—	—
Stock option expense	—	—	—	—	94	—	—	—	—	94
Amortization of deferred stock compensation	—	—	—	—	2,231	—	—	—	—	2,231
Net loss	—	—	—	—	—	(108,605)	—	—	—	(108,605)
Foreign currency translation adjustments	—	—	—	—	—	—	(5,254)	—	—	(5,254)
Tax effect of restricted stock	—	—	—	—	(444)	—	—	—	—	(444)
Other	—	—	—	—	(32)	—	—	—	—	(32)
Balance at December 31, 2008	—	—	20,984	$3,279	$166,484	$(151,169)	$36,500	$(2,534)	$—	$52,560

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

Toreador Resources Corporation (“Toreador”) is an independent energy company engaged in foreign oil and natural gas exploration, development, production, leasing and acquisition activities in France, Turkey, Romania and Hungary. The accompanying consolidated financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States.

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

RESTRICTED CASH

Restricted cash consists $2.9 million for letters of credit to secure additional permits in Hungary. The total amount is on deposit in a foreign bank. As of December 31, 2007 we had restricted cash of $8.7 million used to secure a bank “Letter Guarantee” that was issued as required under mediation proceedings with Micoperi, Srl and $2.1 million for a letter of credit to secure additional permits in Hungary.

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

OIL AND NATURAL GAS PROPERTIES HELD FOR SALE

On September 17, 2008, we entered into an Assignment Agreement with Petrol Ofisi AS, a Turkish Company, to sell a 26.75% interest in the South Akcakoca sub-basin (“SASB”) assets, which was subsequently amended on January 30, 2009, for $55 million. These assets have been classified on the balance sheet as held for sale and are valued at lower of the book value or fair value less the cost to sale. Subsequent to the sale to Petrol Ofisi, the Company has retained a 10% working interest in the SASB assets.

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

(4)                                  We recorded an impairment charge of $2 million for the undeveloped leasehold costs in Trinidad, due to management’s decision to exit Trinidad and discontinue our association with our registered agent in the country.

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

REVENUE RECOGNITION

Our French crude oil production accounts for the majority of our sales. We sell our French crude oil to Elf Antar France S.A. (“ELF”), and recognize the related revenues when the production is delivered to ELF’s refinery, typically via truck. At the time of delivery to the plant, title to the crude oil transfers to ELF. The terms of the contract with ELF state that the price received for oil sold will be the arithmetic mean of all average daily quotations of Dated Brent published in Platt’s Oil Market Wire for the month of production less a specified differential per barrel. The pricing of oil sales is done on the first day of the month following the month of production. In accordance with the terms of the contract, payment is made within six working days of the date of issue of the invoice. The contract with ELF is automatically extended for a period of one year unless either party cancels it in writing no later than six months prior to the beginning of the next year. We periodically review ELF’s payment timing to ensure that receivables from ELF for crude oil sales are collectible. In 2008, 2007 and 2006 sales to ELF represents approximately 55%, 62% and 67%, respectively, of the Company’s total revenue and approximately 18% and 21% of the Company’s accounts receivable at December 31, 2008 and 2007, respectively.

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

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” (“SFAS 123R”). SFAS 123R establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. The Company’s results for the year ended December 31, 2006, include an additional compensation expense of $65,916, that is included in general and administrative expenses relating to the adoption of SFAS 123R. Additionally, upon adoption of SFAS 123R, excess tax benefits related to stock option exercises of $293,000 were presented as a cash inflow from financing activities.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN No. 48”). FIN No. 48 clarifies financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Financial statement recognition of the tax position will be sustained upon examination, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expenses, respectively. The adoption of FIN No. 48 did not have a significant effect on our reported financial position or earnings. See Note 9.

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

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It applies whenever other standards require or permit assets or liabilities to be measured at fair value but it does not expand the use of fair value in any new circumstances. In November 2007, the FASB issued FSP No. 157-2 (“FASB No. 157-2”) to defer the effective date of SFAS 157 to fiscal year beginning after November 15, 2008, and the interim period for that fiscal year for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis. We are currently evaluating the impact of our adoption of FSP No. 157-2 which will be adopted effective January 1, 2009. The provisions of SFAS No. 157 that were not deferred were effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157, effective January 1, 2008, did not have a significant effect on our reported financial position or earnings. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

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

On December 31, 2008 the Securities and Exchange Commission (“SEC”) issued the final rule, “Modernization of Oil and Gas Reporting” (“Final Reporting Rule”). The Final Reporting Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology. Revised requirements in the Final Reporting Rule include, but are not limited to:

•                  Oil and gas reserves must be reported using the un-weighted arithmetic average of the first day of the month price for each month within a 12 month period, rather than year-end prices;

•                  Companies will be allowed to report, on an optional basis, probable and possible reserves;

•                  Non-traditional reserves, such as oil and gas extracted from coal and shales, will be included in the definition of “oil and gas producing activities;”

•                  Companies will be permitted to use new technologies to determine proved reserves, as long as those technologies have been demonstrated empirically to lead to reliable conclusions with respect to reserve volumes;

•                  Companies will be required to disclose, in narrative form, additional details on their proved undeveloped reserves (“PUDs”), including the total quantity of PUDs at year end, and any material changes to PUDs that occurred during the year, investments and progress made to convert PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individual fields or countries have remained undeveloped for five years or more after disclosure as PUDs; and

•                  Companies will be required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing reserve estimates.

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

In November 2008, the FASB ratified EITF 08-6, “Equity Method Investment Accounting Considerations” (EITF08-6”) which clarifies how to account for certain transactions involving equity method investments. The initial measurement, decreases in value and changes in the level of ownership of the equity method investment are addressed. EITF 08-6 is effective on a prospective basis for our fiscal year beginning January 1, 2009 and interim periods within the years. Early application by an entity that has previously adopted an alternative accounting policy is not permitted. Adoption is not expected to have a significant impact on our consolidated results of operations or cash flows.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB No. 14-1”). FSP APB No. 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB No. 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. FSP ABP No. 14-1 should be applied retrospectively for all periods presented. The Company is currently evaluating what impact the adoption of this pronouncement will have on its consolidated financial statements.

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

We were required to meet the following ratios on a consolidated basis: (i) the life of loan coverage ratio of not less than: (a) 1.2:1.0 in 2006 and 2007; (b) 1.3:1.0 in 2008; and (c) 1.4:1.0 in 2009 and each subsequent year thereafter; (ii) reserve tail ratio of not less than 25%; (iii) adjusted financial debt to EBITDAX (earnings before interest, taxes, depreciation and amortization and exploration expenses) ratio of not more than 3.0:1.0; (iv) liabilities to tangible net worth ratio of not more than 60:40; and (v) interest coverage ratio of not less than 3.0:1.0. On August 9, 2007, the ratios were amended to replace the adjusted financial debt to EBITDA ratio not being more than 3.0:1.0 with the adjusted financial debt to EBITDAX ratio not being more than 3.0:1.0 and the definition of interest coverage ratio was adjusted to substitute EBITDAX instead of EBITDA for calculation purposes. At December 31, 2007, we were not in compliance with the interest coverage ratio of not less than 3.0:1.0; the actual ratio was 2.8:1.0. The International Finance Corporation granted the Company a temporary waiver for the interest coverage ratio provided the Company maintained EBITDAX to net interest expense ratio of 2.7:1.0 until July 2, 2008 and EBITDA to net interest expense ratio of at least 2.7:1.0 during the remaining period of the waiver’s effectiveness. The waiver was effective until March 8, 2009.

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

We adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on January 1, 2007. As a result of the adoption the Company recognized an increase in the liability for unrecognized tax benefits of approximately $45,000, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, our unrecognized tax benefits totaled approximately $357,000, the disallowance of which would not materially affect the effective income tax rate. There are no tax positions for which a material change in the unrecognized tax benefit liability is reasonably possible in the next 12 months.

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

For stock options granted the following table represents the weighted-average exercise prices and the weighted-average fair value based upon whether or not the exercise price of the option was greater than, less than or equal to the market price of the stock on the grant date:

Year	Option Type	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
2008	Exercise price equal to market price	100,000	$7.88	$3.61

The option was valued using Black-Scholes, with an expected volatility of .666, expected life of three years and a risk free interest rate of 2.70%.

The following table summarizes information about the fixed price stock options outstanding at December 31, 2008:

	Number Outstanding		Number Exercisable		Weighted Average Remaining
Exercise Price	Shares	Intrinsic Value	Shares	Intrinsic Value	Contractual Life in Years
		(in thousands)		(in thousands)
$3.00	5,000	$12	5,000	$12	0.42
3.10	20,000	48	20,000	48	4.47
3.12	4,420	11	4,420	11	1.72
3.88	5,000	8	5,000	8	0.82
4.12	15,000	21	15,000	21	3.41
4.96	10,000	5	10,000	5	5.39
5.50	56,450	(1)	56,450	(1)	5.32
5.95	15,000	(7)	15,000	(7)	2.38
7.88	100,000	(239)	—	—	9.38
13.75	7,500	(62)	7,500	(62)	5.88
16.90	10,000	(114)	10,000	(114)	6.38
	248,370	(318)	148,370	(79)	4.14

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

Black Sea Incidents.  In October 2005, in an incident involving a vessel owned by Micoperi Srl, the Ayazli 2 and Ayazli 3 wells were damaged, and subsequently had to be re-drilled. We and our co-venturers made a claim in respect of the cost of re-drilling and repeating flow-testing. The amount claimed was approximately $10.8 million before interest, subject to adjustment when the actual cost of flow-testing the re-drilled wells was known. In addition, we and our co-venturers claimed to recover back from Micoperi a sum of about $8.2 million paid to Micoperi under the contract between us, our co-venturers and Micoperi. Micoperi made a cross-claim for about $7.1 million in respect of sums allegedly due to Micoperi under the contract between us, our co-venturers and Micoperi. Micoperi also asserted a claim that the arrest of the vessel “MICOPERI 30” at Palermo, Italy was wrongful and asserted a claim for damages in respect of such allegedly wrongful arrest. We and our co-ventures received security from Micoperi by way of a letter of undertaking from their insurers, and provided security to Micoperi in respect of their cross-claims by way of a bank guarantee of $8.2 million. The claims and cross-claims were subject to the jurisdiction of the English Court; however, neither side commenced any court proceedings. All the amounts stated above are gross and our share was equal to 36.75%. Following mediation in London, an agreement was reached on November 14, 2008 between Toreador, our co-venturers and Micoperi, whereby a full settlement of all claims related to the 2005 incident were reached. The settlement’s net proceeds to us were approximately $1.4 million and we were released of all cross-claims from Micoperi regarding the 2005 incident.

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

In accordance with the covenants of the International Finance Corporation revolving credit facility, proceeds of the Petrol Ofisi sale will be used to fully repay and retire the outstanding balance of $36.4 million, which includes $5.9 million of additional compensation, accrued interest and fees. Remaining proceeds will be used to retire a portion of the Notes and fund this year’s capital program to meet minimum commitments associated with the Company’s licenses.

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