Form 10-Q
period 2009-03-31
TOREADOR RESOURCES CORP
filed 2009-05-11
CIK 98720

Use these links to rapidly review the document
TOREADOR RESOURCES CORPORATION TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
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

        Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 8, 2009, there were 20,322,261 shares of common stock, par value $.15625 per share, outstanding.

TOREADOR RESOURCES CORPORATION

i

PART I. FINANCIAL INFORMATION

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$23,672	$19,457
Accounts receivable	2,202	2,350
Oil and natural gas properties, net, held for sale	14,733	74,739
Other assets held for sale	13,543	5,914
Other	3,391	3,713

Total current assets	57,541	106,173

Oil and natural gas properties, net, using successful efforts method of accounting	85,845	89,972
Investments	200	200
Restricted cash	824	2,922
Goodwill	3,670	3,838
Other assets	3,963	4,051

	$152,043	$207,156

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,500	$10,001
Liabilities held for sale	3,307	7,631
Deferred lease payable	97	93
Current portion of long-term debt	—	30,000
Income taxes payable	3,444	4,217

Total current liabilities	14,348	51,942

Long-term accrued liabilities	493	501
Deferred lease payable	639	665
Asset retirement obligations	6,990	7,362
Deferred income tax liabilities	13,210	13,851
Convertible senior notes	80,275	80,275

Total liabilities	115,955	154,596

Commitments and contingencies
Stockholders' equity:
Common stock, $0.15625 par value, 30,000,000 shares authorized; 21,043,288 and 20,984,360 shares issued	3,288	3,279
Additional paid-in capital	166,941	166,484
Accumulated deficit	(162,044)	(151,169)
Accumulated other comprehensive income	30,437	36,500
Treasury stock at cost, 721,027 shares	(2,534)	(2,534)

Total stockholders' equity	36,088	52,560

	$152,043	$207,156

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share data)
Oil and natural gas sales	$3,387	$8,850
Operating costs and expenses:
Lease operating	1,788	1,898
Exploration expense	464	669
Depreciation, depletion and amortization	1,656	1,195
General and administrative	5,003	3,892
Loss on oil and gas derivative contracts	—	540

Total operating costs and expenses	8,911	8,194

Operating (loss) income	(5,524)	656
Other (expense) income:
Foreign currency exchange gain	96	1,010
Interest and other income	233	286
Interest expense, net of interest capitalized	(1,078)	(1,120)

Total other (expense) income	(749)	176

(Loss) income before taxes	(6,273)	832
Income tax (benefit) provision	(78)	1,879

Loss from continuing operations, net of income taxes	(6,195)	(1,047)
Loss from discontinued operations, net of income taxes	(4,681)	(3,379)

Loss available to common shares	$(10,876)	$(4,426)

Basic loss available to common shares per share:
From continuing operations, net of income taxes	$(0.31)	$(0.05)
From discontinued operations, net of income taxes	(0.23)	(0.17)

	$(0.54)	$(0.22)

Diluted loss available to common shares per share:
From continuing operations, net of income taxes	$(0.31)	$(0.05)
From discontinued operations, net of income taxes	(0.23)	(0.17)

	$(0.54)	$(0.22)

Weighted average shares outstanding:
Basic	20,123	19,656

Diluted	20,123	19,656

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(10,876)	$(4,426)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,656	6,882
Amortization of deferred debt issuance costs	936	—
Stock based compensation	549	659
Deferred income taxes benefit	(641)	33
Impairment of oil and natural gas properties in Turkey	5,300	—
Gain on sale of properties and other assets in Romania	(5,846)	—
Loss on early extinguishment of debt	4,881	—
Unrealized loss on commodity derivatives	—	329
Increase in accounts receivable	(2,473)	(3,428)
(Increase) decrease in other current assets	(1,517)	382
Decrease in other assets	95	505
Increase (decrease) in accounts payable and accrued liabilities	(3,855)	4,606
Increase (decrease) in income taxes payable	(774)	668

Net cash provided by (used in) operating activities	(12,565)	6,210

Cash flows from investing activities:
Expenditures for property and equipment	(529)	(5,336)
Restricted cash	2,098	(143)
Proceeds from sale of oil and gas properties	50,000	—

Net cash provided by (used) in investing activities	51,569	(5,479)

Cash flows from financing activities:
Repayments of long-term debt	(36,372)	—
Proceeds from issuance of common stock	(82)	—

Net cash used in financing activities	(36,454)	—

Net increase in cash and cash equivalents	2,550	731
Effects of foreign currency translation on cash and cash equivalents	1,665	(560)
Cash and cash equivalents, beginning of period	19,457	12,721

Cash and cash equivalents, end of period	$23,672	$12,892

Supplemental disclosures:
Cash paid during the period for interest, net of interest capitalized	$137	$—
Cash paid during the period for income taxes	$581	$670

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

        The consolidated financial statements of Toreador Resources Corporation and subsidiaries ("Toreador," "we," "us," "our," or the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature, unless noted herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008, which was initially filed with the SEC on March 16, 2009 and was amended on April 16, 2009. Certain prior-year amounts have been reclassified and adjusted to conform to the 2009 presentation and to present the operations of Turkey and Romania as discontinued operations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

        On March 3, 2009 we completed the sale of a 26.75% interest in the South Akcakoca Sub-Basin (SASB) project associated licenses located in the Black Sea offshore Turkey to Petrol Ofisi for $55 million. In accordance with the revised agreement announced on February 3, 2009, $50 million of the proceeds was paid by Petrol Ofisi on March 3, 2009, and the remaining $5 million is payable by Petrol Ofisi on September 1, 2009.

        In accordance with the covenants of our revolving credit facility with the International Finance Corporation, a portion of the proceeds of the sale of our 26.75% interest in the SASB to Petrol Ofisi was used to fully repay the $36.4 million balance outstanding under the credit facility, which was comprised of $30 million principal, $5.9 million of additional compensation due under the credit facility as a result of our repayment (such additional compensation calculated under the terms of the credit facility as a percentage of the Company's earnings before interest, tax, depreciation, amortization and exploration expense) and $500,000 for accrued interest and fees.

        Unless otherwise noted, amounts reported in tables are in thousands, except per unit data.

  New Accounting Pronouncements

        In February 2008, the Financial Accounting Standards Board (the "FASB") issued FSP No. 157-2 ("FASB No. 157-2") to defer the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and the interim periods within such fiscal years, for all related nonfinancial assets and liabilities, including nonfinancial assets and liabilities measured at fair value in a business combination; impaired property, plant and equipment; goodwill; and initial recognition of asset retirement obligations. We adopted FSP No. 157-2 effective January 1, 2009 and the adoption did not have a significant effect on the financial positions and results of operations. Refer to Note 14 for related disclosures.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION (Continued)

        In December 2007, the FASB the issued Statement No. 141R, "Business Combinations" ("SFAS No. 141R"). Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and any contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use are to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resultant in a business combination be recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. On January 1, 2009, the Company adopted SFAS No. 141R and applies its provisions prospectively to business combinations that occur after adoption. The adoption did not have any immediate effect on the financial statements and related disclosures.

        In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements"—an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. On January 1, 2009, the Company adopted SFAS No. 160 and there was no effect on the financial statements and related disclosures.

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities"—an Amendment of FASB Statement No. 133 ("SFAS No. 161"). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for annual periods beginning after November 15, 2008. On January 1, 2009, the Company adopted SFAS No. 161 and there was no effect on the financial statements and related disclosures.

        In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. On January 1, 2009, the Company adopted SFAS No. 162 and there was no effect on our financial statements and related disclosures.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION (Continued)

        On December 31, 2008 the SEC issued the final rule, "Modernization of Oil and Gas Reporting" (the "Final Reporting Rule"). The Final Reporting Rule adopts revisions to the SEC's oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology. Revised requirements in the Final Reporting Rule include, but are not limited to:

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

  •
  Companies will be required to disclose, in narrative form, additional details on their proved undeveloped reserves ("PUDs"), including the total quantity of PUDs at year end, and any material changes to PUDs that occurred during the year, investments and progress made to convert PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individual fields or countries have remained undeveloped for five years or more after disclosure as PUDs; and

  •
  Companies will be required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing reserves estimate.

        We are currently evaluating the potential impact of adopting the Final Reporting Rule. The SEC has stated that as it discusses the Final Reporting Rule with the FASB and International Accounting Standards Board, the SEC will consider whether to delay the compliance date. Absent any change in the effective date, we will comply with the disclosure requirements in our annual report on Form 10-K for the year ended December 31, 2009.

        In November 2008, the FASB ratified EITF 08-6, "Equity Method Investment Accounting Considerations" ("EITF 08-6") which clarifies how to account for certain transactions involving equity method investments. The initial measurement, decreases in value and changes in the level of ownership of the equity method investment are addressed. EITF 08-6 is effective on a prospective basis for our fiscal year beginning January 1, 2009 and interim periods within the years. Early application by an entity that has previously adopted an alternative accounting policy is not permitted. On January 1, 2009, the Company adopted EITF 08-06 and there was no effect on our financial statements and related disclosures.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION (Continued)

        In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" ("FSP APB No. 14-1"). FSP APB No. 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs is recognized in subsequent periods. FSP APB No. 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. FSP ABP No. 14-1 should be applied retrospectively for all periods presented. On January 1, 2009, the Company adopted FSP APB 14-1 and there was no effect on our financial statements and related disclosures.

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

        Accounts receivable consisted of the following:

	March 31, 2009	December 31, 2008
Accrued oil and natural gas sales receivables	$1,574	$751
Trade receivables	152	724
Recoverable VAT	357	569
Other accounts receivable	119	306

	$2,202	$2,350

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 3—EARNINGS (LOSS) PER COMMON SHARE

        The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per common share computation:

	Three Months Ended March 31,
	2009	2008
Basic earnings (loss) per share:
Numerator:
Loss from continuing operations, net of income tax	$(6,195)	$(1,047)
Loss from discontinued operations, net of income tax	(4,681)	(3,379)

Loss available to common shareholders	$(10,876)	$(4,426)

Denominator:
Weighted average common shares outstanding	20,123	19,656

Basic earnings (loss) available to common shareholders per share from:
Continuing operations	$(0.31)	$(0.05)
Discontinued operations	(0.23)	(0.17)

	$(0.54)	$(0.22)

Diluted earnings (loss) per share:
Numerator:
Loss from continuing operations, net of income tax	$(6,195)	$(1,047)
Loss from discontinued operations, net of income tax	(4,681)	(3,379)

Loss available to common shareholders	$(10,876)	$(4,426)

Denominator:
Weighted average common shares outstanding	20,123	19,656
Conversion of 5.0% notes payable	— (1)	— (1)

Diluted shares outstanding	20,123	19,656

Diluted earnings (loss) available to common shareholders per share from:
Continuing operations	$(0.31)	$(0.05)
Discontinued operations	(0.23)	(0.17)

	$(0.54)	$(0.22)

(1)
Conversion of the 5% Senior Convertible Notes would be antidilutive therefore, there are no dilutive shares.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—COMPREHENSIVE INCOME (LOSS)

        The following table presents the components of comprehensive income (loss), net of related tax:

	Three Months Ended March 31,
	2009	2008
Net loss	$(10,876)	$(4,426)
Foreign currency translation adjustment	6,063	5,051

Comprehensive (loss) income	$(4,813)	$625

NOTE 5—LONG-TERM DEBT

        Long-term debt consisted of the following:

	March 31, 2009	December 31, 2008
Secured revolving facility with the International Finance Corporation	$—	$30,000
Convertible senior notes	80,275	80,275

	80,275	110,250
Less: current portion	—	30,000

	$80,275	$80,275

CONVERTIBLE SENIOR NOTES DUE OCTOBER 1, 2025

        On September 27, 2005, we issued $75 million of Convertible Senior Notes due October 1, 2025 ("Notes") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). The Company also granted the initial purchasers the option to purchase an additional $11.25 million aggregate principal amount of Notes to cover over-allotments. The over-allotment option was exercised on September 30, 2005. The total principal amount of Notes issued was $86.25 million and total net proceeds were approximately $82.2 million. We incurred approximately $4.1 million of costs associated with the issuance of the Notes; these costs have been recorded in other assets on the balance sheet and are being amortized to interest expense using the straight-line interest rate method over the term of the Notes.

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

        In 2008, we repurchased $6 million in principal amount of the Notes on the open market and through privately negotiated transactions for $5.3 million plus accrued interest of $109,347. Additionally, we expensed $241,965 of prepaid loan fees attributable to the repurchased Notes. This resulted in a $458,535 gain on the early extinguishment of debt.

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

        On March 3, 2009, we repaid and retired the facilities with the International Finance Corporation. The total amount of the payment was $36.4 million, which was comprised of $30 million principal, $5.9 million additional compensation due under the credit facility as a result of our repayment (such additional compensation calculated under the terms of the credit facility as a percentage of the Company's earnings before interest, tax, depreciation, amortization and exploration expense) and $500,000 for accrued interest and fees. As a result of the early extinguishment, we recorded a loss of $4.9 million for the period ended March 31, 2009 which was recorded in discontinued operations.

NOTE 6—ASSET RETIREMENT OBLIGATIONS

        We account for our asset retirement obligations in accordance with Statement No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"), which requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 6—ASSET RETIREMENT OBLIGATIONS (Continued)

        The following table summarizes the changes in our asset retirement liability (including the oil and gas properties held for sale) during the three months ended March 31, 2009 and 2008:

	2009	2008
Asset retirement obligation January 1	$8,065	$7,339
Asset retirement accretion expense	140	415
Foreign currency exchange gain	(512)	(389)
Change in estimates	—	873
Property additions	—	421
Property dispositions	(703)	(594)

Asset retirement obligation at March 31	$6,990	$8,065

NOTE 7—GEOGRAPHIC OPERATING SEGMENT INFORMATION

        We have operations in only one industry segment, the oil and natural gas exploration and production industry. We are structured along geographic operating segments or regions. During the current period we reclassified our operations in Turkey and Romania to discontinued operations (See Note 12). As a result, we have continuing operations in the United States, France and Hungary.

        The following tables provide the geographic operating segment data required by Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information".

	Three Months Ended March 31, 2009
	United States	France	Hungary	Total
Revenues	$79	$3,308	$—	$3,387
Costs and expenses	4,807	3,664	440	8,911

Operating loss	$(4,728)	$(356)	$(440)	$(5,524)

	Three Months Ended March 31, 2008
	United States	France	Hungary	Total
Revenues	$9	$8,841	$—	$8,850
Costs and expenses	4,174	3,542	478	8,194

Operating income (loss)	$(4,165)	$5,299	$(478)	$656

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—GEOGRAPHIC OPERATING SEGMENT INFORMATION (Continued)

	Total Assets(1)
	United States	France	Hungary	Turkey	Romania	Total
	Continuing Operations			Discontinued Operations
March 31, 2009	$239,017	$88,680	$(69)	$(113,225)	$—	$214,403

December 31, 2008	$276,434	$93,691	$1,974	$(69,537)	$(33,046)	$269,516

(1)
Each segment's total assets reflect the effect of intersegment eliminations of $62,360 for the periods ending March 31, 2009 and December 31, 2008

NOTE 8—INCOME TAXES

        At March 31, 2009, we had recorded an income tax payable of $3.4 million primarily due to income taxes payable by our French subsidiary. For the three months ended March 31, 2009 and 2008 we paid income taxes of approximately $581,000 and $670,000, respectively, related to French taxable income. As of March 31, 2009, our French operations recorded a $79,000 tax benefit, and the U.S. operations recorded a tax provision of $1,000, which resulted in a consolidated tax benefit of $78,000. Our effective income tax rate differs from the statutory rates applicable to jurisdictions in which we operate due primarily to the establishment of a Turkey valuation allowance of $1 million, which was required because we could not be assured of the future utilization of net operating losses of $5.2 million.

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

        The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $28,000 for the accrual of interest and penalties at January 1, 2007, which was included as a component of the $357,000 unrecognized tax benefit noted above. During the three months ended March 31, 2009, the Company recognized $0 in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

        In addition to U.S. federal tax returns, we file several state and foreign tax returns, many of which remain open for examination for five years.

NOTE 9—CAPITAL

        For the three months ended March 31, 2009, the Company issued 185,328 restricted stock grants to employees, all of which were immediately vested in accordance with the terms of severance agreements. Forfeitures for the three months ended March 31, 2009 were 126,400 shares of restricted stock.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 10—CAPITALIZED INTEREST

        We capitalize interest on major projects that require an extended period of time to complete. Interest capitalized for three months ended March 31, 2009 and 2008 was $111,000 and $304,000, respectively.

NOTE 11—COMMITMENTS AND CONTINGENCIES

        In 2005, two separate incidents occurred offshore Turkey in the Black Sea, which resulted in the sinking of two caissons and the loss of three natural gas wells. The Company has not been requested to or ordered by any governmental or regulatory body to remove the caissons. Therefore, the Company believes that the likelihood of receiving such a request or order is remote and no liability has been recorded.

        The Company has also indemnified a third party vendor for any claims made related to these incidents. However, the Company believes the possibility of a claim being asserted by such third-party is remote.

        On October 16, 2003, the Company entered into an agreement (the "Netherby Agreement") with Netherby Investments Limited ("Netherby") pursuant to which Netherby agreed to post the collateral required by the Turkish government for the Company to retain its rights to the eight off-shore exploration SASB licenses in exchange for a 1.5% gross overriding royalty interest (the "Overriding Royalty") on the net value to Toreador of all future production on SASB, if any. On April 30, 2009, the Company received a letter from attorneys representing Netherby claiming that Toreador's sale of its 26.75% interest in the SASB to Petrol Ofisi in March 2009 and Toreador's proposed sale of its remaining 10% interest in the SASB constitute a breach of the Netherby Agreement and demanding a $10.4 million payment. Toreador does not believe that Netherby is entitled to the $10.4 million claimed, though no formal legal evaluation of the likely outcome of this claim can be made at this time. The Company has agreed to indemnify Petrol Ofisi against and in respect of any and all claims, liabilities, and losses arising from the Overriding Royalty. Additionally, the Company believes the claim is baseless, without merit and will be vigorously defended against.

        From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position.

NOTE 12—DISCONTINUED OPERATIONS

        In the fourth quarter of 2008 and during the first quarter of 2009, Toreador farmed out or sold all of its working interests in Romania to three different companies and closed its office; thus, we no longer have any operational involvement in Romania. All revenues and expenses associated with the Romanian operation for the three months ended March 31, 2009 and 2008 have been included in discontinued operations.

        In February 2009, the Board of Directors authorized management to retain Stellar Energy Advisors, based in London, UK, to manage an open bid process to sell the Company's remaining 10% interest in the SASB, in addition to the onshore production, and 2.2 million net acres in exploration licenses that are currently held in Turkey. All revenues and expenses associated with the Turkish operation for the three months ended March 31, 2009 and 2008 have been included in discontinued operations.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 12—DISCONTINUED OPERATIONS (Continued)

        The results of operations of assets in Romania and Turkey have been presented as discontinued operations in the accompanying consolidated statement of operations. Results for these assets reported as discontinued operations were as follows:

	Three Months Ended March 31,
	2009	2008
Revenue:
Oil and natural gas sales	$1,362	$5,131
Operating costs and expenses:
Lease operating expense	266	1,576
Exploration expense	198	301
Depreciation, depletion and amortization	—	5,687
Impairment of oil and natural gas properties	5,300
General and administrative expense	792	685

Total operating costs and expenses	6,556	8,249

Operating income (loss)	(5,194)	(3,118)
Other income (expense)
Foreign currency exchange gain (loss)	(433)	188
Interest and other income (expense)	118	(5)
Loss on early extinguishment of debt	(4,881)	—
Gain on sale of properties and other assets in Romania	5,846	—
Interest expense	(137)	(1,120)

Net loss before income taxes	(4,681)	(4,055)
Income tax benefit	—	676

Loss from discontinued operations	$(4,681)	$(3,379)

        The assets and liabilities of discontinued operations presented separately under the captions "Oil and natural gas properties, net, held for sale", "Other assets held for sale" and "Liabilities held for sale" in balance sheets for the periods ended March 31, 2009 and December 31, 2008 are valued at the

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 12—DISCONTINUED OPERATIONS (Continued)

lower of cost or fair value less cost of selling. The table below shows the components of the other assets held for sale and liabilities held for sale.

	March 31, 2009	December 31, 2008
	(Unaudited)
Current assets:
Accounts receivable	$10,722	$3,100
Other	2,518	1,567

Total current assets	13,240	4,667

Other assets	303	1,247

Other assets held for sale	$13,543	$5,914

Current liabilities:
Accounts payable and accrued liabilities	$3,307	$6,928
Asset retirement obligations	—	703

Liabilities held for sale	$3,307	$7,631

NOTE 13—DERIVATIVES

        We periodically utilize derivative instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the sales price of crude oil and natural gas. We entered into futures and swap contracts for approximately 16,000 Bbls per month for the months of January 2008 through September 2008. This resulted in a net derivative fair value loss of $540,000 for the three months ended March 31, 2008. We were not a party to any derivative contracts in the comparable period of 2009. Presented in the table below is a summary of the contracts entered into:

Type	Period	Barrels	Floor	Ceiling	Loss
Collar	January 1 - March 31, 2008	48,000	$84.75	$92.75	$19
Collar	April 1 - June 30, 2008	48,000	$92.25	$100.25	245
Collar	July 1 - September 30, 2008	48,000	$91.75	$99.75	276

					$540

        At March 31, 2009 we had no open commodity derivative contracts.

NOTE 14—FAIR VALUE MEASUREMENTS

        SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 14—FAIR VALUE MEASUREMENTS (Continued)

        Certain assets and liabilities are reported at fair value on a nonrecurring basis in our consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

        Oil and Gas Properties Held for Sale—In February 2009, the Board of Directors authorized management to retain Stellar Energy Advisors, based in London, UK, to manage an open bid process to sell the Company's remaining 10% interest in the SASB, in addition to the onshore production, and 2.2 million net acres in exploration licenses that are currently held in Turkey. These properties are valued at the lower of cost or fair value less selling expenses.

        Asset Impairments—In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review a proved oil and gas property for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such property. We estimate the undiscounted future cash flows expected in connection with the property and compare such undiscounted future cash flows to the carrying amount of the property to determine if the carrying amount is recoverable. If the carrying amount of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management's expectations for the future and include estimates of future oil and gas production, commodity prices based on commodity futures price strips as of the date of the estimate, operating and development costs, and a risk-adjusted discount rate.

        Goodwill—We account for goodwill in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Under Statement 142, goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

        Asset Retirement Obligations—We estimate the fair values of asset retirement obligations (AROs) based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates. See Note 6—Asset Retirement Obligations for a summary of changes in AROs.

        Measurement information for assets that are measured at fair value on a nonrecurring basis was as follows:

		Fair Value Measurements Using
Description	Fair Value Measurement	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment Loss
	(in millions)
Three Months Ended March 31, 2009
Impaired oil and natural gas properties	$14,733	—	—	$14,733	$(5,300)

NOTE 15—IMPAIRMENT OF ASSETS

        We evaluate producing property costs for impairment and reduce such costs to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 15—IMPAIRMENT OF ASSETS (Continued)

Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"). We assess impairment of non-producing leasehold costs and undeveloped mineral and royalty interests periodically on a field-by-field basis. We charge any impairment in value to expense in the period incurred. For the three months ended March 31, 2009, we incurred an impairment charge of $5.3 million on our Turkish natural gas producing properties.

        The impairment charge in Turkey of $5.3 million is a result of a decline in the fair market value of the Company's interest in South Akcakoca Sub-Basin assets. The fair market value declined at March 31, 2009 due to a 25% reduction in the posted sales price of natural gas produced in Turkey announced on May 1, 2009.

NOTE 16—RELOCATION OF HEADQUARTERS AND EMPLOYEE TERMINATIONS

        On February 23, 2009, the Company announced a plan to relocate its headquarters from Dallas, Texas to Paris, France since the Company's operations are located in Europe notwithstanding the fact that the Company is incorporated in Delaware and listed on the NASDAQ Global Market. The Company has commenced the relocation process and expects to complete it by June 30, 2009.

        On March 17, 2009, Toreador provided notice to 16 employees whose employment was terminated on such date or whose employment will be terminated in connection with the expected relocation of our headquarters to Paris. Toreador expects to complete the relocation and to close the Dallas operations by June 30, 2009, with certain employees receiving financial incentives if the relocation is completed by June 30, 2009. With regard to severance payments to be made to employees, upon the receipt from each severed employee of an executed release of all present and future claims, Toreador will pay an aggregate of $158,000 in cash and issue an aggregate of 367,000 shares of Toreador common stock. In addition, upon certain milestones associated with the expected relocation being met, an additional aggregate of $120,752 in cash and/or stock may be distributed to certain employees, with the split between cash and/or stock being determined by Toreador in its sole discretion. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the costs associated with the involuntary termination benefits were recognized during the three month period ended March 31, 2009 with respect to those employees terminated prior to March 31, 2009 and costs associated with certain employees required to remain with the Company longer than 60 days are recognized over the minimum service period.

        As Toreador implements the planned relocation of its headquarters to Paris, additional material charges will be incurred, the amount of which Toreador cannot reasonably estimate at this time, but which will likely include continuing rental obligations for the Dallas office, subject to any reductions due to any subleases, and other relocation costs.

NOTE 17—SUBSEQUENT EVENTS

        In April 2009, we repurchased $16.7 million principal amount of the Notes on the open market and through privately negotiated transactions for $12.7 million plus accrued interest and prepaid loan fees of $650,000. This repurchase will result in a gain of $3.4 million on the early extinguishment of debt, which will be recorded in the second quarter of 2009. After adjusting for the retirement of these Notes the outstanding balance is $63.6 million and our debt to equity ratio would be 1.76 to 1. We intend to continue to buy back a portion of the currently outstanding Notes in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2008, which was initially filed with the SEC on March 16, 2009 and amended on April 16, 2009.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

        Certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words "anticipates," "estimates," "plans," "believes," "continues," "expects," "projections," "forecasts," "intends," "may," "might," "will," "would," "could," "should," and similar expressions are intended to be among the statements that identify forward-looking statements. The factors that may affect our expectations regarding our operations include, among others, the following:

  •
  our success in development, exploitation and exploration activities;

  •
  our ability to make planned capital expenditures;

  •
  declines in our production of natural gas and crude oil;

  •
  prices for natural gas and crude oil;

  •
  our ability to raise equity capital or incur additional indebtedness;

  •
  economic and business conditions;

  •
  political and economic conditions in oil producing countries;

  •
  price and availability of alternative fuels;

  •
  our acquisition and divestiture activities;

  •
  results of our hedging activities; and

  •
  other factors discussed elsewhere in this document.

        In addition to these factors, important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, initially filed with the SEC on March 16, 2009 and amended on April 16, 2009, which are incorporated by reference herein.

        All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the Cautionary Statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

EXECUTIVE OVERVIEW

        We are an independent international energy company engaged in oil and natural gas exploration, development, production and acquisition activities. Our strategy is to increase our oil and natural gas reserves through a balanced combination of exploratory drilling, development and exploitation projects and acquisitions. We focus on exploration activities in countries where we can establish large acreage positions. We also focus on prospects where we do not have to compete directly with major integrated or large independent oil and natural gas producers and where extensive geophysical and geological data is available. Our operations are located in European Union or European Union candidate countries that we believe have stable governments, have transportation infrastructure, attractive fiscal policies and are net-importers of oil and natural gas. Our financial results depend upon many factors that significantly affect our results of operations including the following:

  •
  the sales price of natural gas and crude oil;

  •
  the level of total sales volumes of crude oil and natural gas;

  •
  the availability of, and our ability to raise additional capital resources and provide liquidity to meet, cash flow needs;

  •
  the level of and interest rates on borrowings; and

  •
  the level and success of exploration and development activity.

        During 2008, we saw oil prices rise to unprecedented levels and then in September we saw the start of a deterioration in the credit and equity markets which has continued to deteriorate further in 2009. We also experienced a 50% - 60% decline in oil prices from the highest point received in 2008. Oil prices are, and, we expect, will continue to be, extremely volatile for the remainder of the fiscal year 2009. The results of our operations are highly dependent upon the prices received from our oil and natural gas production, which are dependent on numerous factors beyond our control. Accordingly, significant changes to oil and natural gas prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue. As discussed further below, these severe economic conditions have caused the Company to reevaluate its capital expenditure program for 2009 and how the Company will operate on a go forward basis.

        In February 2009, we developed a corporate platform that will be the building blocks of our new corporate strategy that we expect to present at the Annual Shareholder Meeting in June 2009. The Board of Directors and management are committed to restoring shareholder value, exercising financial discipline, transparency in all transactions, assessing strategic alternatives that lay outside and beyond the platform and strengthening the Company during the current economic crisis, so that we may outperform our peers.

        We believe that the following proactive steps will be the base for the future growth of the Company:

  •
  The sale of a 26.75% interest in the SASB to Petrol Ofisi for aggregate cash consideration of $55 million, $50 million of which was funded on March 3, 2009, with the remaining $5 million due on September 1, 2009;

  •
  The Company has retained Stellar Energy Advisors, based in London, UK, to manage an open bid process to sell the Company's remaining 10% interest in the SASB, in addition to the onshore production, and 2.2 million net acres in exploration licenses that the Company currently holds in Turkey;

  •
  The net proceeds of the sale of the 26.75% interest in the SASB to Petrol Ofisi have been used to fully repay and retire the credit facilities with the International Finance Corporation;

  •
  The Company intends to use a portion of the remaining proceeds from the sale of the 26.75% interest in the SASB to Petrol Ofisi to continue to buy back a portion of its currently outstanding Notes on the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors;

  •
  A share buyback program was adopted by the Board of Directors in February 2009 for the repurchase of up to 1 million shares of Toreador common stock that may be repurchased in the open market at any time over the next 12 months. As of March 31, 2009 no shares of Toreador common stock have been repurchased pursuant to the share buyback program;

  •
  On February 23, 2009, the Company announced a plan to relocate its headquarters from Dallas, TX to Paris, France since the Company's operations are located in Europe notwithstanding the fact that the Company is incorporated in Delaware and listed on the NASDAQ Global Market. The Company has commenced the relocation process and expects to complete it by June 30, 2009;

  •
  Continued development of the Company's Hungarian assets. As announced on April 14, 2009, the Balotaszallas-E-1 ("THL Ba-E-1") well, which is located in the Tompa Block in Hungary, has reached its final total measured depth of 3,620 meters and successfully encountered the target geologic horizon as a 560 meter over-pressured section of predominantly thin, inter-bedded layers comprising siltstones, shale, and sandstones with some interspersed conglomerates. The fracing program is expected to be completed before the end of May 2009 and results are expected by mid June 2009.

  •
  The Paris Basin will remain the Company's core asset with current production of approximately 1,000 net barrels per day coming from low-decline, long-life assets. A comprehensive portfolio review of our fields and 461,000 net acres held pursuant to licenses is now underway. The results of the study will be launched as part of the three-year strategic plan we expect to announce at the Annual Stockholders Meeting in June 2009.

  Financial Summary

        For the quarter ended March 31, 2009;

  •
  We had revenues from continuing operations of $3.4 million.

  •
  Operating costs from continuing operations were $8.9 million.

  •
  Loss from discontinued operations, net of income taxes, was $4.7 million.

  •
  Net loss available to common shares was $10.9 million.

  •
  Production was 84 MBOE.

  •
  Capital expenditures were $529,000.

  •
  Cash and restricted cash of $24.5 million.

        At March 31, 2009;

  •
  We had a current ratio of 4.01 to 1.

  •
  We had a debt to equity ratio of 2.22 to 1.

  •
  Oil and natural gas properties held for sale of $14.7 million, which reflects at $5.3 million impairment of our SASB field in offshore Turkey due to the 25% reduction in the posted price of natural gas announced on May 1, 2009. We believe that this amount represents the fair value, less selling cost, of our remaining 10% interest in the SASB, in addition to our onshore production, and 2.2 million net acres in exploration licenses that are currently held in Turkey.

LIQUIDITY AND CAPITAL RESOURCES

        This section should be read in conjunction with Note 5 to Notes to Consolidated Financial Statements included in this filing.

  Liquidity

        The Company's liquidity depends on cash flow from operations, existing cash resources and the receipt of proceeds from planned disposals of our remaining interests in Turkey. As of March 31, 2009, we had cash and restricted cash of $24.5 million, a current ratio of approximately 4.01 to 1 and a debt to equity ratio of 2.22 to 1. For the three months ended March 31, 2009, we had an operating loss of $5.5 million and capital expenditures were $529,000. The restricted cash relates to a letter of credit to secure additional permits in Hungary.

        During 2008, we saw oil prices rise to unprecedented levels and then in September we saw the start of a deterioration in the credit and equity markets which has continued to deteriorate further in 2009. We also experienced a 50% - 60% decline in oil prices from the highest prices received in 2008. As discussed further below, for the year ended December 31, 2008, we had a downward reserve revision of 37.41%. At December 31, 2007 the price used for evaluating our oil reserves was $95.72 per barrel as compared to the December 31, 2008 price of $34.29 per barrel. This 64% decrease in oil price had a severe impact on the economic life of our wells, but also on the discounted present value at 10% and the standardized measure of proved reserves. As discussed further below, these severe economic conditions have caused the Company to reevaluate its capital expenditure program for 2009 and how the Company will operate on a go forward basis.

        In February 2009, the Company announced a new platform from which a new strategy will be built. The platform is built on: (i) reduction in overhead—through relocating our corporate headquarters to Paris, France, significant savings of general and administrative expense due to a consolidation of job functions and the expected sale of all the Company's remaining interest in Turkey; (ii) uses of cash—other than funding our capital program to meet minimum commitments associated with the Company's licenses, we expect that our primary use of discretionary cash will be used to reduce debt; (iii) a focused oil and natural gas portfolio review—the Company will refocus its efforts to those areas that offer the best chance of success and have a proven infrastructure for the oil and natural gas industry. We believe that our current acreage positions in France and Hungary can serve as the platform for growth and offer the Company the best opportunity to create stockholder value; and (iv) performance management—the Board of Directors and management are committed to the best practices in corporate governance and will continually be reviewing and where necessary revising the procedures used to operate the Company. We intend to use third party expertise to review and challenge our procedures and methodologies, both operationally and administratively. Also performance management, actions followed by positive results, will become a driving principle in operating the Company.

        On March 3, 2009, we closed the sale of a 26.75% interest in the SASB to Petrol Ofisi for $55 million. In accordance with the agreement, $50 million of the proceeds was paid by Petrol Ofisi upon closing and the remaining $5 million is due on September 1, 2009.

        Simultaneous with the closing of the sale of the 26.75% interest in the SASB to Petrol Ofisi, we repaid the secured revolving credit facility with the International Finance Corporation. The total amount of the payment was $36.4 million, which was comprised of $30 million principal, $5.9 million additional compensation due under the credit facility as a result of our repayment (such additional compensation calculated under the terms of the credit facility as a percentage of the Company's earnings before interest, tax, depreciation, amortization, and exploration expense) and $500,000 for accrued interest and fees. As a result of the early extinguishment, we recorded a loss of $4.9 million for the period ended March 31, 2009, which was recorded in discontinued operations.

        Following the retirement of the credit facility with the International Finance Corporation, the Company does not have a credit facility and currently relies on its cash balance to meet its immediate cash requirements. Management will consider securing a new facility in 2009, but given the current economic and financial market conditions due to the global credit market crisis, there can be no assurance that a new facility can be obtained on acceptable terms or at all.

        Our capital expenditure budget for 2009 is currently estimated at $7.2 million and assumes a sale of our remaining interest in Turkey to be closed by September 1, 2009. This amount represents our 10% share of Phase II development cost in the SASB, our estimated share of the cost in the drilling of a Thrace Black Sea well after we are carried on the first $10.7 million of costs and the cost of installing a pipeline in Hungary in order to produce the reserves associated with the Szolnok permit.

        As discussed in Note 11, on April 30, 2009, the Company received a letter from attorneys representing Netherby claiming that Toreador's sale of its 26.75% interest in the SASB to Petrol Ofisi in March 2009 and Toreador's proposed sale of its remaining 10% interest in the SASB constitute a breach of the Netherby Agreement and demanding a $10.4 million payment. Toreador does not believe that Netherby is entitled to the $10.4 million claimed, though no formal legal evaluation of the likely outcome of this claim can be made at this time. Additionally, the Company believes the claim is baseless, without merit and will be vigorously defended against.

        We believe we will have sufficient cash flow from operations to meet all of our 2009 obligations. However, if we do not complete the sale of our remaining interest in Turkey, the cash flow from our operations is less than anticipated and if we have used up our cash we may also seek additional capital by: (i) forward selling our crude oil and natural gas production; (ii) selling our interest in prospects and or licenses; (iii) selling our working interest in properties; or (iv) a combination of these actions in addition to issuing new debt or equity securities. We believe such actions will allow us to meet our capital commitments and that as a result, we will have sufficient liquidity for the remainder of 2009.

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

        On March 3, 2009, we repaid and retired the facilities with the International Finance Corporation. The total amount of the payment was $36.4 million, which was comprised of $30 million principal, $5.9 million additional compensation due under the credit facility as a result of our repayment (such additional compensation calculated under the terms of the credit facility as a percentage of the Company's earnings before interest, tax, depreciation, amortization and exploration expense) and $500,000 for accrued interest and fees.

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

        In 2008, we repurchased $6 million in principal amount of the Convertible Senior Notes on the open market and through privately negotiated transactions for $5.3 million plus accrued interest of $109,347. Additionally, we expensed $241,965 of prepaid loan fees attributable to the repurchased Convertible Senior Notes. This resulted in a $458,535 gain on the early extinguishment of debt.

        In April 2009, we repurchased $16.7 million in principal amount of the Convertible Senior Notes on the open market for $12.7 million plus accrued interest and prepaid loan fees of $650,000. This repurchase will result in a gain of $3.4 million on the early extinguishment of debt, which will be recorded in the second quarter of 2009. After adjusting for the retirement of these Convertible Senior Notes the outstanding balance is $63.6 million and our debt to equity ratio would be 1.76 to 1. We intend to continue to buy back a portion of the currently outstanding Convertible Senior Notes on the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.

  Dividend and Interest Requirements

        Dividends on our common stock may be declared and paid out of funds legally available when and as determined by our Board of Directors. Our policy is to hold and invest corporate funds on a conservative basis, and, thus, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

  Contractual Obligations

        The following table sets forth our contractual obligations in thousands at March 31, 2009 for the periods shown:

	Total	Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Long-term debt	$80,275	$—	$80,275	$—	$—
Lease commitments	3,927	769	1,555	1,296	307

Total contractual obligations	$84,202	$769	$81,830	$1,296	$80,582

        Contractual obligations for long-term debt above does not include amounts for interest payments.

CRITICAL ACCOUNTING POLICIES

        The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in Form 10-K for the year ended December 31, 2008. We have identified below policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates on a periodic basis and base our estimates on experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

  Reserves Estimate

        Proved reserves are estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods as well as oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery after testing by a pilot project or after the operation of an installed program has been confirmed through production response that increased recovery will be achieved. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage are limited: (i) to those drilling units offsetting productive units that are reasonably certain of production when drilled and (ii) to other undrilled units where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. We emphasize that the volume of reserves are estimates that, by their nature are subject to revision. The estimates are made using geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data. These reserve revisions result primarily from improved or a decline in performance from a variety of sources such as an addition to or a reduction in recoveries below or above previously established lowest known hydrocarbon levels, improved or a decline in drainage from natural drive mechanisms, and the realization of improved or declined drainage areas. If the estimates of proved reserves were to decline, the rate at which we record depletion expense would increase.

        For the year ended December 31, 2008, we had a downward reserve revision of 37.41%. At December 31, 2007 the price used for evaluating our oil reserves was $95.72 per barrel as compared to the December 31, 2008 price of $34.29 per barrel. This 64% decrease in oil price had a severe impact on the economic life of our wells, but also on the discounted present value at 10% and the standardized measure of proved reserves. This downward revision, which primarily affected our French oil reserves, was due to the following factors: (i) decrease in economic life due to change in economics caused a net decrease of 1,682 MBbl; (ii) removing 12 proved undeveloped locations from the report caused a net decrease 1,889 MBbl; (iii) negative reserve revisions resulted in a decrease in reserves of 405 MBbl; (iv) 14 wells were shut-in resulting in a decrease of 401 MBbl; (v) three drilled locations in prior years resulted in one producing well which was non-commercial at December 31, 2008 causing a net decrease of 280 MBbl;(vi) one well was lost during workover operations causing a net decrease 37 MBbl; (vii) 2008 production of 805 MBOE. In Hungary, we were able to secure a gas contract and were able to restore the reserves lost in 2007; this resulted in an increase of 159 MBOE and in Romania due to the poor performance of the field resulted in a decrease of 54 MBOE. In Turkey, we had downward revisions of 390 MBOE, which was due to a decrease in the economic life of the proved developed wells.

  Impairment of Oil and Natural Gas Properties

        We review our proved oil and natural gas properties for impairment on an annual basis or whenever events and circumstances indicate a potential decline in the recoverability of their carrying value. We estimate the expected future cash flows from our proved oil and natural gas properties and compare these future cash flows to the carrying value of the oil and natural gas properties to determine if the carrying value is recoverable. If the carrying value exceeds the estimated undiscounted future cash flows, we will adjust the carrying value of the oil and natural gas properties to its fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Given the complexities associated with oil and natural gas reserves estimate and the history of price volatility in the oil and natural gas markets, events may arise that will require us to record an impairment of our oil and natural gas properties and there can be no assurance that such impairments will not be required in the future nor that they will not be material.

        On May 1, 2009, the Prime Minister of Turkey, announced a 25% reduction in the posted price of natural gas in Turkey which caused us to reevaluate the fair value of our SASB and for management to estimate that the fair value of the asset has been impaired by approximately $5.3 million at March 31, 2009; accordingly, we have recorded an impairment to reflect this change in fair value.

  Future Development and Abandonment Costs

        Future development costs include costs to be incurred to obtain access to proved reserves, including drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production equipment, gathering systems, wells and related structures and restoration costs of land. We develop estimates of these costs for each of our properties based upon the type of production structure, depth of water, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology, the ultimate settlement amount, inflation factors, credit adjusted discount rates, timing of settlement and changes in the political, legal, environmental and regulatory environment. We review our assumptions and estimates of future abandonment costs on an annual basis. SFAS No. 143 "Accounting for Asset Retirement Obligations" requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

        Holding all other factors constant, if our estimate of future abandonment costs is revised upward, earnings would decrease due to higher depreciation, depletion and amortization expense. Likewise, if these estimates were revised downward, earnings would increase due to lower depreciation, depletion and amortization expense.

  Income Taxes

        For financial reporting purposes, we generally provide taxes at the rate applicable for the appropriate tax jurisdiction. Because our present intention is to reinvest the unremitted earnings in our foreign operations, excluding discontinued operations, we do not provide U.S. income taxes on unremitted earnings of foreign subsidiaries. Management periodically assesses the need to utilize these unremitted earnings to finance our foreign operations. This assessment is based on cash flow projections that are the result of estimates of future production, commodity prices and expenditures by tax jurisdiction for our operations. Such estimates are inherently imprecise since many assumptions utilized in the cash flow projections are subject to revision in the future.

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

  Foreign Currency Translation

        The functional currency for Turkey, Romania and Hungary is the U.S. Dollar and in France the functional currency is the Euro. Translation gains or losses resulting from transactions in the New Turkish Lira in Turkey, the Lei in Romania and the Forint in Hungary are included in income available to common shares for the current period. Translation gains and losses resulting from transactions in Euros are included in other comprehensive income for the current period. We periodically review the operations of our entities to ensure the functional currency of each entity is the currency of the primary economic environment in which we operate.

RESULTS OF OPERATIONS

  COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

        The following tables present production and average unit prices for the geographic segments indicated:

	For the Three Months Ended March 31,			For the Three Months Ended March 31,
Production:	2009	2008	Average Price:	2009	2008
Oil (MBbls):			Oil ($/Bbl):
France	84	95	France	$39.20	$92.93

  Revenue

  Oil and natural gas sales

        Oil and natural gas sales for the three months ended March 31, 2009 were $3.4 million, as compared to $8.9 million for the comparable period in 2008. This decrease is due to the decrease in the price received for our French production of $4.5 million as a result of a global decrease in oil prices and a decrease in oil production of 11 MBbls as a result of decreasing demand, resulting in a decrease in revenue of $1 million.

        The above table compares both volumes and prices received for oil for the three months ended March 31, 2009 and 2008. Oil prices are, and, we expect, will continue to be, extremely volatile for the remainder of the fiscal year 2009. The results of our operations are highly dependent upon the prices received from our oil and natural gas production, which are dependent on numerous factors beyond our control. Accordingly, significant changes to oil and natural gas prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.

  Costs and expenses

  Lease operating

        Lease operating expense was $1.8 million, or $21.42 per BOE produced for the three months ended March 31, 2009, as compared to $1.9 million, or $19.98 per BOE produced for the comparable period in 2008. This decrease is primarily due to the strengthening of the U.S. Dollar in the first quarter of 2009 compared to the first quarter of 2008.

  Exploration expense

        Exploration expense for the three months ended March 31, 2009 was $464,000, as compared to $669,000 for the three months ended March 31, 2008. This decrease is due primarily to the reduction in exploration staff in the Dallas office in anticipation of the expected relocation of our headquarters to Paris.

  Depreciation, depletion and amortization

        Depreciation, depletion and amortization expense for the three months ended March 31, 2009 was $1.7 million or $19.61per BOE produced, as compared to $1.2 million, or $12.56 per BOE produced for the three months ended March 31, 2008. This increase is primarily due to the lower proved reserves assigned to our French assets at December 31, 2008 due to depressed oil prices and was partially offset by the decline in oil production of 11MBbls in the first quarter of 2009 as compared to the first quarter of 2008.

  General and administrative before stock compensation, cost incurred due to resignation of former President and Chief Executive Officer and costs associated with the Dallas office/relocation of headquarters

        General and administrative expense, not including stock compensation expense, cost incurred due to the resignation of our former President and Chief Executive Officer and the costs associated with the relocation of the corporate headquarters from Dallas, Texas to Paris, France, $2.2 million for the three months ended March 31, 2009 compared with $3.1 million for the three months ended March 31, 2008. This decrease is primarily due to the reduction in staff of the Dallas office in early 2009, in anticipation of the expected relocation of our corporate headquarters to Paris, France.

  Stock compensation expense

        Stock compensation expense was $292,000 for the three months ended March 31, 2009 compared with $659,000 for the three months ended March 31, 2008. This decrease is due to the vesting of higher priced restricted stock during 2008 and the immediate vesting of grants made to employees that have been terminated has been classified as "Cost associated with the Dallas office/relocation of corporate headquarters from Dallas, Texas to Paris, France".

  Cost incurred due to resignation of former President and Chief Executive Officer

        The Company and Nigel Lovett, our former President and Chief Executive Officer, entered into a Separation and Mutual Release Agreement (the "Lovett Release") in connection with his resignation from the Company in January 2009. Pursuant to the Lovett Release, Toreador amended certain terms and conditions of Mr. Lovett's 2008 employment agreement (the "2008 Employment Agreement") with Toreador. The terms of the 2008 Employment Agreement, as amended, provide for Toreador to: (i) pay Mr. Lovett all unpaid compensation earned but not paid, (ii) pay Mr. Lovett certain severance payments totaling $720,000 to be paid in 24 equal monthly installments, (iii) issue 90,000 shares of Toreador common stock to Mr. Lovett, and (iv) vest 6,800 shares of Toreador restricted stock held by Mr. Lovett. The cost associated with the Lovett Release totaled $832,000, which was recorded in the first quarter of 2009.

  Cost associated with the Dallas office/ relocation of corporate headquarters from Dallas, Texas to Paris, France

        For the three months ended March 31, 2009 we had $1.7 million of costs associated with the Dallas office/ relocation of our headquarters to Paris, France. The major components are: 1) salaries and wages associated with Dallas office employees $476,000; 2) severance payments $605,000; 3) corporate restructuring expenses $295,000; 4) travel associated with Dallas office employees $138,000 and 5) Dallas office rent $110,000.

  Loss on oil and gas derivative contracts

        Loss on oil and gas derivative contracts for the three months ended March 31, 2009 was zero, as compared to $540,000 for the three months ended March 31, 2008. The loss in 2008 represents the recognized loss on the commodity derivative contracts with Total Oil Trading. Presented in the table below is a summary of the contracts entered into:

Type	Period	Barrels	Floor	Ceiling	Loss
Collar	January 1 - March 31, 2008	48,000	$84.75	$92.75	$19
Collar	April 1 - June 30, 2008	48,000	$92.25	$100.25	245
Collar	July 1 - September 30, 2008	48,000	$91.75	$99.75	276

					$540

  Foreign currency exchange gain (loss)

        We recorded a gain on foreign currency exchange of $96,000 for the three months ended March 31, 2009 compared with a gain of $1 million for the three months ended March 31, 2008. This decrease is primarily due to the stabilization of the Euro in the first quarter of 2009 as compared to the first quarter of 2008.

  Interest and other income

        Interest and other income was $233,000 for the three months ended March 31, 2009 as compared with income of $286,000 for the three months ended March 31, 2008. In the three months ended March 31, 2009, our average cash balance was larger than our average cash balance for the three months ended March 31, 2008, but this was offset by a decline in the interest rates received.

  Interest expense, net of interest capitalized

        Interest expense was $1.1 million for the three months ended March 31, 2009, as compared to $1.1 million for the comparable period of 2008.

  Discontinued operations

        In the fourth quarter of 2008 and during the first quarter of 2009, Toreador farmed out or sold all of its working interests in Romania to three different companies and closed its office; thus, we no longer have any operational involvement in Romania. All revenues and expenses associated with the Romanian operation for the three months ended March 31, 2009 and 2008 have been included in discontinued operations.

        In February 2009, the Board of Directors authorized management to retain Stellar Energy Advisors, based in London, UK, to manage an open bid process to sell the Company's remaining assets in Turkey including the 10% interest in the SASB, in addition to the onshore production, and 2.2 million net acres in exploration licenses that are currently held. All revenues and expenses associated with the Turkish operation for the three months ended March 31, 2009 and 2008 have been included in discontinued operations.

        The results of operations of assets in Romania and Turkey have been presented as discontinued operations in the accompanying consolidated statements of operations. Results for these assets reported as discontinued operations were as follows:

	Three Months Ended March 31,
	2009	2008
Revenue:
Oil and natural gas sales	$1,362	$5,131
Operating costs and expenses:
Lease operating expense	266	1,576
Exploration expense	198	301
Depreciation, depletion and amortization	—	5,687
Impairment of oil and natural gas properties	5,300	—
General and administrative expense	792	685

Total operating costs and expenses	6,556	8,249

Operating income (loss)	(5,194)	(3,118)
Other income (expense)
Foreign currency exchange gain (loss)	(433)	188
Interest and other income (expense)	118	(5)
Loss on early extinguishment of debt	(4,881)	—
Gain on sale of properties and other assets in Romania	5,846	—
Interest expense	(137)	(1,120)

Net income (loss) before income taxes	(4,681)	(4,055)
Income tax benefit	—	676

Income (loss) from discontinued operations	$(4,681)	$(3,379)

        The following tables present production and average unit prices for Turkey:

	For the Three Months Ended March 31,			For the Three Months Ended March 31,
Production:	2009	2008	Average Price:	2009	2008
Oil (MBbls):			Oil ($/Bbl):
Turkey	12	14	Turkey	37.96	89.36
Gas (MMcf):			Gas ($/Mcf):
Turkey	89	320	Turkey	10.28	10.00
MBOE:			$/BOE:
Turkey	27	68	Turkey	51.22	66.17

        Oil and natural gas sales from discontinued operations for the three months ended March 31, 2009 were $1.4 million, as compared to $5.1 million for the comparable period in 2008. This decrease is primarily due to the sale of our 26.75% interest to Petrol Ofisi and the $14.95 per BOE decline in oil and natural gas prices.

  Other comprehensive income

        The most significant element of comprehensive income, other than net income, is foreign currency translation. For the three months ended March 31, 2009, we had accumulated an unrealized loss of $434,000, after reclassifying $5.3 million to discontinued operations associated with the exiting of

Romania, as compared to an unrealized income of $5.1 million for the comparable period in 2008 also due to the stabilization of the U.S. Dollar compared to the Euro.

        The functional currency of our operations in France is the Euro. The functional currency in Turkey and Hungary is the U.S. Dollar. The exchange rates at March 31, 2009 and 2008 were:

	March 31,
	2009	2008
Euro	$1.3308	$1.5812

New Turkish Lira	$0.5991	$0.7648

Hungarian Forint	$0.0043	$0.0061

  Off-balance sheet arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the Company's market risk during the three months ended March 31, 2009. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company's 2008 Annual Report on Form 10-K which was initially filed with the SEC on March 16, 2009 and amended on April 16, 2009.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President—Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Senior Vice President—Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2009 were effective.

Changes in Internal Control over Financial Reporting

        In the quarter ended March 31, 2009, due to the announced relocation of the headquarters to Paris, France, we eliminated three positions in our accounting and finance department. The responsibilities and duties of these individuals were assumed by the remaining personnel. Management believes that the change does not materially affect our system of internal control due to compensating controls that are currently in effect.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        See Note 11, which is incorporated into this "Item 1. Legal Proceedings" by reference

ITEM 1A.    RISK FACTORS

        There have been no material changes to the risk factors previously discussed in the Company's annual report on Form 10-K for the year ended December 31, 2008, which was initially filed with the SEC on March 16, 2009 and was amended on April 16, 2009.

ITEM 6.    EXHIBITS

Exhibit Number	Description	Incorporation by Reference
10.1	Retention Agreement dated March 19, 2009 by and between Toreador Resources Corporation and Charles Campise.	Incorporated by reference from Exhibit 10.1 to Toreador Resources Corporation Form 8-K filed on March 23, 2009.
10.2	Settlement Agreement, dated January 22, 2009, among Toreador Resources Corporation, Nanes Balkany Partners I LP, John M. McLaughlin, Nigel J. Lovett, Craig M. McKenzie, Julien Balkany, and Peter Hill	Incorporated by reference from Exhibit 10.1 to Toreador Resources Corporation Current Report on Form 8-K filed on January 27, 2009, File No. 0-2517.
10.3	Resignation and Mutual Release Agreement, dated January 22, 2009, between Toreador Resources Corporation and John M. McLaughlin	Incorporated by reference from Exhibit 10.2 to Toreador Resources Corporation Current Report on Form 8-K filed on January 27, 2009, File No. 0-2517.
10.4	Separation and Mutual Release Agreement, dated January 22, 2009, between Toreador Resources Corporation and Nigel J. Lovett	Incorporated by reference from Exhibit 10.3 to Toreador Resources Corporation Current Report on Form 8-K filed on January 27, 2009, File No. 0-2517.
10.5	Form of McLaughlin/Lovett Indemnity Agreement, dated January 22, 2009, for John M. McLaughlin and Nigel J. Lovett	Incorporated by reference from Exhibit 10.4 to Toreador Resources Corporation Current Report on Form 8-K filed on January 27, 2009, File No. 0-2517.
10.6	Form of Director Indemnity Agreement, dated January 22, 2009, for current directors	Incorporated by reference from Exhibit 10.5 to Toreador Resources Corporation Current Report on Form 8-K filed on January 27, 2009, File No. 0-2517
10.7	Letter Agreement, dated January 22, 2009, between Toreador Resources Corporation and Craig M. McKenzie	Incorporated by reference from Exhibit 10.6 to Toreador Resources Corporation Current Report on Form 8-K filed on January 27, 2009, File No. 0-2517.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.
31.2	Certification of Senior Vice President—Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.

Exhibit Number	Description	Incorporation by Reference
32.1	Certification of Chief Executive Officer and Senior Vice President—Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION
May 11, 2009	/s/ CRAIG M. MCKENZIE Craig M. McKenzie President and Chief Executive Officer
May 11, 2009	/s/ CHARLES J. CAMPISE Charles J. Campise Senior Vice President—Chief Financial Officer