Form 10-Q
period 2009-06-30
TOREADOR RESOURCES CORP
filed 2009-08-07
CIK 98720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-02517

TOREADOR RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-0991164
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

c/o Toreador Holding SAS

9 rue Scribe

75009 Paris, France

(Address of principal executive office)

Registrant’s telephone number, including area code: 33 1 47 03 34 24

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

As of August 5, 2009, there were 21,494,240 shares of common stock, par value $.15625 per share, outstanding .

TOREADOR RESOURCES CORPORATION

i

PART I. FINANCIAL INFORMATION

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$16,186	$19,457
Accounts receivable	2,037	2,350
Oil and natural gas properties, net, held for sale	14,986	74,739
Other assets held for sale	12,733	5,914
Other	3,603	3,713
Total current assets	49,545	106,173
Oil and natural gas properties, net, using successful efforts method of accounting	89,148	89,972
Investments	200	200
Restricted cash	994	2,922
Goodwill	3,898	3,838
Other assets	3,226	4,051
	$147,011	$207,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,338	$10,001
Liabilities held for sale	9,502	7,631
Deferred lease payable	102	93
Current portion of long-term debt	—	30,000
Income taxes payable	131	4,217
Total current liabilities	16,073	51,942

Long-term accrued liabilities	504	501
Deferred lease payable	613	665
Asset retirement obligations	7,756	7,362
Deferred income tax liabilities	13,414	13,851
Convertible senior notes	63,592	80,275
Total liabilities	101,952	154,596
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.15625 par value, 30,000,000 shares authorized; 21,494,240 and 20,984,360 shares issued	3,358	3,279
Additional paid-in capital	169,152	166,484
Accumulated deficit	(159,162)	(151,169)
Accumulated other comprehensive income	34,245	36,500
Treasury stock at cost, 721,027 shares	(2,534)	(2,534)
Total stockholders’ equity	45,059	52,560
	$147,011	$207,156

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands, except per share data)
Oil and natural gas sales	$4,504	$10,987
Operating costs and expenses:
Lease operating	1,776	2,617
Exploration expense	146	469
Depreciation, depletion and amortization	1,592	1,151
General and administrative	5,703	4,683
Loss on oil and gas derivative contracts	—	3,671
Gain on sale of properties and other assets	(121)	—
Impairment of oil and gas properties	—	2,282
Total operating costs and expenses	9,096	14,873
Operating loss	(4,592)	(3,886)
Other (expense) income:
Foreign currency exchange gain (loss)	(653)	7
Gain on early extinguishment of debt	3,370	—
Interest and other income	325	178
Interest expense, net of interest capitalized	(871)	(895)
Total other income (expense)	2,171	(710)
Loss before taxes	(2,421)	(4,596)
Income tax (benefit) provision	(691)	2,605
Loss from continuing operations, net of income taxes	(1,730)	(7,201)
Income (loss) from discontinued operations, net of income taxes	4,612	(58,567)
Income (loss) available to common shares	$2,882	$(65,768)

Basic income (loss) available to common shares per share:
From continuing operations, net of income taxes	$(0.09)	$(0.36)
From discontinued operations, net of income taxes	0.23	(2.97)
	$0.14	$(3.33)

Diluted income (loss) available to common shares per share:
From continuing operations, net of income taxes	$(0.09)	$(0.36)
From discontinued operations, net of income taxes	0.23	(2.97)
	$0.14	$(3.33)

Weighted average shares outstanding:
Basic	20,416	19,742
Diluted	20,416	19,742

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands, except per share data)
Oil and natural gas sales	$7,892	$19,837
Operating costs and expenses:
Lease operating	3,564	4,515
Exploration expense	610	1,138
Depreciation, depletion and amortization	3,248	2,346
General and administrative	10,707	8,575
Loss on oil and gas derivative contracts	—	4,211
Gain on sale of properties and other assets	(121)	—
Impairment of oil and gas properties	—	2,282
Total operating costs and expenses	18,008	23,067
Operating loss	(10,116)	(3,230)
Other (expense) income:
Foreign currency exchange gain (loss)	(557)	1,017
Gain on the early extinguishment of debt	3,370	—
Interest and other income	558	464
Interest expense, net of interest capitalized	(1,949)	(2,015)
Total other (expense) income	1,422	(534)
Loss before taxes	(8,694)	(3,764)
Income tax (benefit) provision	(769)	4,484
Loss from continuing operations, net of income taxes	(7,925)	(8,248)
Loss from discontinued operations, net of income taxes	(69)	(61,946)
Loss available to common shares	$(7,994)	$(70,194)

Basic loss available to common shares per share:
From continuing operations, net of income taxes	$(0.39)	$(0.42)
From discontinued operations, net of income taxes	(0.00)	(3.14)
	$(0.39)	$(3.56)

Diluted loss available to common shares per share:
From continuing operations, net of income taxes	$(0.39)	$(0.42)
From discontinued operations, net of income taxes	(0.00)	(3.14)
	$(0.39)	$(3.56)

Weighted average shares outstanding:
Basic	20,271	19,699
Diluted	20,271	19,699

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June30,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(7,994)	$(70,194)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	3,248	19,969
Amortization of deferred debt issuance costs	975	—
Stock based compensation	2,831	1,498
Deferred income taxes benefit	(437)	(4,415)
Impairment of oil and natural gas properties in Turkey	5,300	53,479
Impairment of oil and natural gas properties	—	2,282
Gain on sale of properties and equipment	(121)	—
Gain on sale of properties and other assets in Romania	(5,846)	—
Gain on early extinguishment of debt — convertible notes	(3,370)	—
Loss on early extinguishment of debt — revolving credit facility	4,881	—
Unrealized loss on commodity derivatives	—	1,761
Increase in accounts receivable	(121)	(2,185)
(Increase) decrease in other current assets	(2,883)	369
Increase in other assets	(86)	(180)
Increase in accounts payable and accrued liabilities	1,289	4,973
Increase (decrease) in income taxes payable	(4,087)	3,970
Net cash provided by (used in) operating activities	(6,421)	11,327
Cash flows from investing activities:
Proceeds from sale of property and equipment	121	—
Expenditures for property and equipment	(990)	(6,974)
Restricted cash	1,928	—
Proceeds from sale of oil and gas properties	50,000	—
Net cash provided by (used in) investing activities	51,059	(6,974)
Cash flows from financing activities:
Repayment of convertible notes	(12,661)	—
Repayment of revolving credit facility	(36,372)	—
Proceeds from issuance of common stock	(82)	568
Net cash provided by (used in) financing activities	(49,115)	568
Net (decrease) increase in cash and cash equivalents	(4,477)	4,921
Effects of foreign currency translation on cash and cash equivalents	1,206	(1,075)
Cash and cash equivalents, beginning of period	19,457	12,721
Cash and cash equivalents, end of period	$16,186	$16,567
Supplemental disclosures:
Cash paid during the period for interest, net of interest capitalized	$1,787	$3,330
Cash paid during the period for income taxes	$4,032	$1,821

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The consolidated financial statements of Toreador Resources Corporation and subsidiaries (“Toreador,” “we,” “us,” “our,” or the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature, unless noted herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008, which was initially filed with the SEC on March 16, 2009 and was amended on April 16, 2009.  Certain prior-year amounts have been reclassified and adjusted to conform to the 2009 presentation and to present the operations of Turkey and Romania as discontinued operations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

On March 3, 2009, we completed the sale of a 26.75% interest in the South Akcakoca Sub-Basin (SASB) project associated licenses located in the Black Sea offshore Turkey to Petrol Ofisi for $55 million. In accordance with the revised agreement announced on February 3, 2009, $50 million of the proceeds was paid by Petrol Ofisi on March 3, 2009, and the remaining $5 million is payable by Petrol Ofisi on September 1, 2009.

In accordance with the covenants of our revolving credit facility with the International Finance Corporation, a portion of the proceeds of the sale of our 26.75% interest in the SASB to Petrol Ofisi was used to fully repay the $36.4 million balance outstanding under the credit facility, which was comprised of $30 million principal, $5.9 million of additional compensation due under the credit facility as a result of our repayment (such additional compensation calculated under the terms of the credit facility as a percentage of the Company’s earnings before interest, tax, depreciation, amortization and exploration expense) and $500,000 for accrued interest and fees.

Unless otherwise noted, amounts reported in tables are in thousands, except per unit data.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 141R, “Business Combinations” (“SFAS No. 141R”). Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and any contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use are to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resultant in a business combination be recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. On January 1, 2009, the Company adopted SFAS No. 141R and applies its provisions prospectively to business combinations that occur after adoption. The adoption did not have any immediate effect on the financial statements and related disclosures.

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements” — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. On January 1, 2009, the Company adopted SFAS No. 160 and there was no effect on the financial statements and related disclosures.

In February 2008, the FASB issued FSP No. 157-2 (“FASB No. 157-2”) to defer the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and the interim periods within such fiscal years, for all related nonfinancial assets and liabilities, including nonfinancial assets and liabilities measured at fair value in a business combination; impaired property, plant and equipment; goodwill; and initial recognition of asset retirement obligations. We adopted FSP No. 157-2 effective January 1, 2009 and the adoption did not have a significant effect on the financial positions and results of operations.  Refer to Note 14 for related disclosures.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” — an Amendment of FASB Statement No. 133 (“SFAS No. 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for annual periods beginning after November 15, 2008. On January 1, 2009, the Company adopted SFAS No. 161 and there was no effect on the financial statements and related disclosures.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. On January 1, 2009, the Company adopted SFAS No. 162 and there was no effect on our financial statements and related disclosures.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB No. 14-1”).  FSP APB No. 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs is recognized in subsequent periods.  FSP APB No. 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  FSP ABP No. 14-1 should be applied retrospectively for all periods presented.  On January 1, 2009, the Company adopted FSP APB 14-1 and there was no effect on our financial statements and related disclosures.

In November 2008, the FASB ratified EITF 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”) which clarifies how to account for certain transactions involving equity method investments.  The initial measurement, decreases in value and changes in the level of ownership of the equity method investment are addressed.  EITF 08-6 is effective on a prospective basis for our fiscal year beginning January 1, 2009 and interim periods within the years.  Early application by an entity that has previously adopted an alternative accounting policy is not permitted.  On January 1, 2009, the Company adopted EITF 08-06 and there was no effect on our financial statements and related disclosures.

On December 31, 2008 the SEC issued the final rule, “Modernization of Oil and Gas Reporting” (the “Final Reporting Rule”).  The Final Reporting Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009.  The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies.  The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology.  Revised requirements in the Final Reporting Rule include, but are not limited to:

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This statement must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently evaluating this new statement.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently evaluating this new statement.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standards Codification TM” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have evaluated this new statement, and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS No. 165), to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles.  SFAS No. 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date.  The Company adopted SFAS No. 165 as of June 30, 2009, which was the required effective date.

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1).  This FSP requires disclosures about financial instruments, including fair value, carrying amount, and method and significant assumptions used to estimate the fair value.  The Company adopted this standard as of June 30, 2009.  Our adoption of this standard did not affect our financial position or results of operations.

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

Accounts receivable consisted of the following:

	June 30, 2009	December 31, 2008
Accrued oil and natural gas sales receivables	$1,145	$751
Trade receivables	—	724
Recoverable VAT	493	569
Other accounts receivable	399	306
	$2,037	$2,350

NOTE 3 — EARNINGS (LOSS) PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per common share computation:

	Three Months Ended June 30,
	2009	2008
Basic earnings (loss) per share:
Numerator:
Loss from continuing operations, net of income tax	$(1,730)	$(7,201)
Income (loss) from discontinued operations, net of income tax	4,612	(58,567)
Income (loss) available to common shareholders	$2,882	$(65,768)

Denominator:
Weighted average common shares outstanding	20,416	19,742

Basic earnings (loss) available to common shareholders per share from:
Continuing operations	$(0.09)	$(0.36)
Discontinued operations	0.23	(2.97)
	$0.14	$(3.33)

Diluted earnings (loss) per share:
Numerator:
Loss from continuing operations, net of income tax	$(1,730)	$(7,201)
Income (loss) from discontinued operations, net of income tax	4,612	(58,567)
Income (loss) available to common shareholders	$2,882	$(65,768)

Denominator:
Weighted average common shares outstanding	20,416	19,742
Conversion of 5.0% notes payable	— (1)	— (1)
Diluted shares outstanding	20,416	19,742

Diluted earnings (loss) available to common shareholders per share from:
Continuing operations	$(0.09)	$(0.36)
Discontinued operations	0.23	(2.97)
	$0.14	$(3.33)

(1)	Conversion of the 5% Senior Convertible Notes would be anti-dilutive therefore, there are no dilutive shares.

	Six Months Ended June 30,
	2009	2008
Basic loss per share:
Numerator:
Loss from continuing operations, net of income tax	$(7,925)	$(8,248)
Loss from discontinued operations, net of income tax	(69)	(61,946)
Loss available to common shareholders	$(7,994)	$(70,194)

Denominator:
Weighted average common shares outstanding	20,271	19,699

Basic loss available to common shareholders per share from:
Continuing operations	$(0.39)	$(0.42)
Discontinued operations	(0.00)	(3.14)
	$(0.39)	$(3.56)

Diluted loss per share:
Numerator:
Loss from continuing operations, net of income tax	$(7,925)	$(8,248)
Loss from discontinued operations, net of income tax	(69)	(61,946)
Loss available to common shareholders	$(7,994)	$(70,194)

Denominator:
Weighted average common shares outstanding	20,271	19,699
Conversion of 5.0% notes payable	— (1)	— (1)
Diluted shares outstanding	20,271	19,699

Diluted loss available to common shareholders per share from:
Continuing operations	$(0.39)	$(0.42)
Discontinued operations	(0.00)	(3.14)
	$(0.39)	$(3.56)

(1)	Conversion of the 5% Senior Convertible Notes would be anti-dilutive therefore, there are no dilutive shares.

NOTE 4 — COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss), net of related tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Income (loss)	$2,882	$(65,768)	$(7,994)	$(70,194)
Foreign currency translation adjustment	3,808	(208)	(2,255)	4,843
Comprehensive income (loss)	$6,690	$(65,976)	$(10,249)	$(65,351)

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2009	December 31, 2008
Secured revolving facility with the International Finance Corporation	$—	$30,000
Convertible senior notes	63,592	80,275
	63,592	110,275
Less: current portion	—	30,000
	$63,592	$80,275

CONVERTIBLE SENIOR NOTES DUE OCTOBER 1, 2025

On September 27, 2005, we issued $75 million of Convertible Senior Notes due October 1, 2025 (“Notes”) to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The Company also granted the initial purchasers the option to purchase an additional $11.25 million aggregate principal amount of Notes to cover over-allotments. The over-allotment option was exercised on September 30, 2005. The total principal amount of Notes issued was $86.25 million and total net proceeds were approximately $82.2 million. We incurred approximately $4.1 million of costs associated with the issuance of the Notes; these costs have been recorded in other assets on the balance sheet and are being amortized to interest expense using the straight-line interest rate method over the term of the Notes.

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

In April 2009, we repurchased $16.7 million principal amount of the Notes on the open market and through privately negotiated transactions for $12.7 million plus accrued interest and prepaid loan fees of $650,000.  This repurchase resulted in a gain of $3.4 million on the early extinguishment of debt which was recorded in the second quarter of 2009.  We intend to continue to buy back a portion of the currently outstanding Notes in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.

SECURED REVOLVING FACILITY WITH THE INTERNATIONAL FINANCE CORPORATION

On December 28, 2006, we entered into a loan and guarantee agreement with International Finance Corporation. The loan and guarantee agreement provided for a $25 million facility which was a secured revolving facility with a maximum facility amount of $25 million which maximum facility amount would have increased to $40 million if the projected total borrowing base amount exceeds $50 million. The $25 million facility funded on March 2, 2007. The loan and guarantee agreement also provided for an unsecured $10 million facility which funded on December 28, 2006.  Both the $25 million facility and the $10 million facility were to fund our operations in Turkey and Romania.

On March 3, 2009, we repaid and retired the facilities with the International Finance Corporation. The total amount of the payment was $36.4 million, which was comprised of $30 million principal, $5.9 million additional compensation due under the credit facility as a result of our repayment (such additional compensation calculated under the terms of the credit facility as a percentage of the Company’s earnings before interest, tax, depreciation, amortization and exploration expense) and $500,000 for accrued interest and fees.  As a result of the early extinguishment, we recorded a loss of $4.9 million for the period ended June 30, 2009 which was recorded in discontinued operations.

NOTE 6 — ASSET RETIREMENT OBLIGATIONS

We account for our asset retirement obligations in accordance with Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), which requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

The following table summarizes the changes in our asset retirement liability (excluding the asset retirement obligations held for sale) during the six months ended June 30, 2009 and the year ended December 31, 2008:

	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Asset retirement obligation January 1	$7,362	$6,325
Asset retirement accretion expense	296	357
Foreign currency exchange gain	98	(389)
Change in estimates	—	1,306
Property additions	—	221
Property dispositions	—	(458)
Asset retirement obligation at June 30	$7,756	$7,362

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

	Three Months Ended June 30, 2009
	United States	France	Hungary	Total
Revenues	$75	$4,429	$—	$4,504
Costs and expenses	4,587	4,160	349	9,096
Operating income (loss)	$(4,512)	$269	$(349)	$(4,592)

	Three Months Ended June 30, 2008
	United States	France	Hungary	Total
Revenues	$16	$10,971	$—	$10,987
Costs and expenses	10,505	4,197	171	14,873
Operating income (loss)	$(10,489)	$6,774	$(171)	$(3,886)

	Six Months Ended June 30, 2009
	United States	France	Hungary	Total
Revenues	$154	$7,738	$—	$7,892
Costs and expenses	9,395	7,824	789	18,008
Operating loss	$(9,241)	$(86)	$(789)	$(10,116)

	Six Months Ended June 30, 2008
	United States	France	Hungary	Total
Revenues	$25	$19,812	$—	$19,837
Costs and expenses	14,679	7,739	649	23,067
Operating income (loss)	$(14,654)	$12,073	$(649)	$(3,230)

	Total Assets (1)
	United States	France	Hungary	Turkey	Romania
	Continuing Operations			Discontinued Operations		Total
June 30, 2009	$221,645	$90,978	$(834)	$(102,418)	$—	$209,371
December 31, 2008	$276,434	$93,691	$1,974	$(69,537)	$(33,046)	$269,516

(1)	Each segment’s total assets reflect the effect of intersegment eliminations of $62,360 for the periods ending June 30, 2009 and December 31, 2008

NOTE 8 — INCOME TAXES

At June 30, 2009, we recorded an income tax payable of $131,000 primarily due to income taxes payable by our French subsidiary. For the six months ended June 30, 2009 and 2008 we paid income taxes of approximately $4 million and $1.8 million, respectively, related to French taxable income. As of June 30, 2009, our French operations recorded a $747,000 tax benefit, and the U.S. operations recorded a tax benefit of $22,000, which resulted in a consolidated tax benefit of $769,000. Our effective income tax rate differs from the statutory rates applicable to jurisdictions in which we operate due primarily to the establishment of a U.S. valuation allowance of $2.5 million, which was required because we could not be assured of the future utilization of net operating losses of $7.3 million.

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

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $28,000 for the accrual of interest and penalties at January 1, 2007, which was included as a component of the $357,000 unrecognized tax benefit noted above. During the six months ended June 30, 2009, the Company recognized $0 in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

In addition to U.S. federal tax returns, we file several state and foreign tax returns, many of which remain open for examination for five years.

NOTE 9 — CAPITAL

For the six months ended June 30, 2009, the Company issued 611,280 shares of stock to employees and directors, all of which were immediately vested in accordance with the terms of the grants and 25,000 stock options were exercised under the terms of the option agreements.  Forfeitures for the six months ended June 30, 2009 were 96,900 shares of restricted stock and 29,500 stock options.

NOTE 10 — CAPITALIZED INTEREST

We capitalize interest on major projects that require an extended period of time to complete. Interest capitalized for the three months ended June 30, 2009 and 2008 was $118,000 and $245,000 respectively.  Interest capitalized for the six months ended June 30, 2009 and 2008 was $237,000 and $550,000, respectively.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

On October 16, 2003, the Company entered into an agreement (the “Netherby Agreement”) with Netherby Investments Limited (“Netherby”) pursuant to which Netherby agreed to post the collateral required by the Turkish government for the Company to retain its rights to the eight off-shore exploration SASB licenses in exchange for a 1.5% gross overriding royalty interest (the “Overriding Royalty”) on the net value to Toreador of all future production on SASB, if any.  On April 30, 2009, the Company received a letter from attorneys representing Netherby claiming that Toreador’s sale of its 26.75% interest in the SASB to Petrol Ofisi in March 2009 and Toreador’s proposed sale of its remaining 10% interest in the SASB constitute a breach of the Netherby Agreement and demanding a $10.4 million payment.  Toreador does not believe that Netherby is entitled to the $10.4 million claimed, though no formal legal evaluation of the likely outcome of this claim can be made at this time.  The Company has agreed to indemnify Petrol Ofisi against and in respect of any and all claims, liabilities, and losses arising from the Overriding Royalty.  Additionally, the Company believes the claim is baseless, without merit and will be vigorously defended against.

On June 17, 2009, The Scowcroft Group, Inc. (“Scowcroft”) filed a complaint in the United States District Court for the District of Columbia against the Company. The complaint alleges that Toreador breached a contract (the “Scowcroft Contract”) between Scowcroft and Toreador relating to the sale of its interests in the SASB and that Scowcroft is entitled to a success fee thereunder as a result of the sale of Toreador’s interests in the SASB to Petrol Ofisi in March 2009.  The complaint also alleges unjust enrichment/quantum meruit and fraud.  Scowcroft is seeking damages in the amount of $2 million plus interest, costs and expenses.  On July 24, 2009, the Company filed a motion to dismiss the complaint.  The Company believes that there are legal defects in the claims and intends to defend itself vigorously.

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position.

NOTE 12 — DISCONTINUED OPERATIONS

In the fourth quarter of 2008 and during the first quarter of 2009, Toreador farmed out or sold all of its working interests in Romania to three different companies and closed its office; thus, we no longer have any operational involvement in Romania.  All revenues and expenses associated with the Romanian operation for the three months ended June 30, 2009 and 2008 and for the six months ended June 30, 2009 and 2008 have been included in discontinued operations.

In February 2009, the Board of Directors authorized management to retain Stellar Energy Advisors, based in London, UK, to manage a process to monetize its wholly owned subsidiary, Toreador Turkey Limited, including the Company’s remaining 10% interest in the SASB, in addition to the onshore production, and 2.2 million net acres in exploration licenses that are currently held in Turkey. All revenues and expenses associated with the Turkish operation for the three months ended June 30, 2009 and 2008 and for the six months ended June 30, 2009 and 2008 have been included in discontinued operations.  Management cannot reasonably estimate the costs to be incurred on the disposal of the Turkish assets.

The results of operations of assets in Romania and Turkey have been presented as discontinued operations in the accompanying consolidated statement of operations. Results for these assets reported as discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Oil and natural gas sales	$1,551	$8,877	$2,913	$14,008
Operating costs and expenses:
Lease operating expense	237	2,259	503	3,835
Exploration expense	32	510	230	811
Depreciation, depletion and amortization	—	11,936	—	17,623
Impairment of oil and natural gas properties	—	53,479	5,300	53,479
General and administrative expense	732	572	1,524	1,257
Gain on sale of properties and other assets in Romania	—	—	(5,846)	—
Total operating costs and expenses	1,001	68,756	1,711	77,005
Operating income (loss)	550	(59,879)	1,202	(62,997)
Other income (expense)
Foreign currency exchange gain	3,752	134	3,319	322
Interest and other income	196	78	314	73
Loss on early extinguishment of debt — revolving credit facility	—	—	(4,881)	—
Interest expense	114	(1,115)	(23)	(2,235)
Net income (loss) before income taxes	4,612	(60,782)	(69)	(64,837)
Income tax benefit	—	(2,215)	—	(2,891)
Income (loss) from discontinued operations	$4,612	$(58,567)	$(69)	$(61,946)

The assets and liabilities of discontinued operations presented separately under the captions “Oil and natural gas properties, net, held for sale”, “Other assets held for sale” and “Liabilities held for sale” in balance sheets for the periods ended June 30, 2009 and December 31, 2008 are valued at the lower of cost or fair value less cost of selling. The table below shows the components of the other assets held for sale and liabilities held for sale.

	June 30, 2009	December 31, 2008
	(Unaudited)

Current assets:
Accounts receivable	$8,533	$3,100
Other	3,671	1,567
Total current assets	12,204	4,667
Other assets	529	1,247
Other assets held for sale	$12,733	$5,914

Current liabilities:
Accounts payable and accrued liabilities	$9,502	$6,928
Asset retirement obligations	—	703
Liabilities held for sale	$9,502	$7,631

NOTE 13 — DERIVATIVES

We periodically utilize derivative instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the sales price of crude oil and natural gas. We entered into futures and swap contracts for approximately 16,000 Bbls per month for the months of January 2008 through September 2008.  This resulted in a net derivative fair value loss of $3.7 million for the three months ended June 30, 2008 and $4.2 million for the six months ended June 30, 2008. Presented in the table below is a summary of the contracts entered in 2008:

Type	Period	Barrels	Floor	Ceiling	Loss
Collar	January 1 — March 31, 2008	48,000	$84.75	$92.75	$19
Collar	April 1 — June 30, 2008	48,000	$92.25	$100.25	2,239
Collar	July 1 — September 30, 2008	48,000	$91.75	$99.75	1,953
					$4,211

On June 16, 2009, we entered into futures and swap contracts for approximately 18,000 Bbls per month for the months of July 2009 through December 2009. Presented in the table below is a summary of the contracts entered into for the six month period ended June 30, 2009:

Type	Period	Barrels	Floor	Ceiling

Collar	July 1, 2009 — September 30, 2009	55,200	$65.00	$77.00
Collar	October 1, 2009 — December 31, 2009	55,200	$65.00	$77.00

NOTE 14 — FAIR VALUE MEASUREMENTS

The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value, at June 30, 2009 and December 31, 2008, due to the short-term nature or maturity of the instruments.

Long-term debt approximated fair value based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same maturities.

On June 30, 2009, the convertible subordinate notes which had a book value of $63.6 million, were trading at $752.00, which would equal a fair market value of approximately $47.8 million.

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

Certain assets and liabilities are reported at fair value on a nonrecurring basis in our consolidated balance sheets.  The following methods and assumptions were used to estimate the fair values:

Oil and Gas Properties Held for Sale - In February 2009, the Board of Directors authorized management to retain Stellar Energy Advisors, based in London, UK, to manage a process to monetize its wholly owned subsidiary,

Toreador Turkey Limited, including the Company’s remaining 10% interest in the SASB, in addition to the onshore production, and 2.2 million net acres in exploration licenses that are currently held in Turkey. These properties are valued at the lower of cost or fair value less selling expenses.

Asset Impairments — In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review a proved oil and gas property for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such property. We estimate the undiscounted future cash flows expected in connection with the property and compare such undiscounted future cash flows to the carrying amount of the property to determine if the carrying amount is recoverable. If the carrying amount of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and include estimates of future oil and gas production, commodity prices based on commodity futures price strips as of the date of the estimate, operating and development costs, and a risk-adjusted discount rate.

Goodwill - We account for goodwill in accordance with Statement of Financial Accounting Standard No. 142,”Goodwill and Other Intangible Assets” (“Statement 142”). Under Statement 142, goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

Asset Retirement Obligations — We estimate the fair values of asset retirement obligations (AROs) based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates. See Note 6 — Asset Retirement Obligations for a summary of changes in AROs.

Measurement information for assets that are measured at fair value on a nonrecurring basis was as follows:

		Fair Value Measurements Using
Description	Fair Value Measurement	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment Loss
	(in millions)
Six Months Ended June 30, 2009
Impaired oil and natural gas properties	$14,986	—	—	$14,986	$(5,300)

NOTE 15 — IMPAIRMENT OF ASSETS

We evaluate producing property costs for impairment and reduce such costs to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). We assess impairment of non-producing leasehold costs and undeveloped mineral and royalty interests periodically on a field-by-field basis. We charge any impairment in value to expense in the period incurred. For the six months ended June 30, 2009, we incurred an impairment charge of $5.3 million on our Turkish natural gas producing properties.

The impairment charge in Turkey of $5.3 million is a result of a decline in the fair market value of the Company’s interest in South Akcakoca Sub-Basin assets, which was recorded in the first quarter of 2009.  The fair market value decline was due to a 25% reduction in the posted sales price of natural gas produced in Turkey announced on May 1, 2009.

NOTE 16 — RELOCATION OF HEADQUARTERS AND EMPLOYEE TERMINATIONS

On February 23, 2009, the Company announced a plan to relocate its headquarters from Dallas, Texas to Paris, France since the Company’s operations are located in Europe notwithstanding the fact that the Company is incorporated in Delaware and listed on the NASDAQ Global Market.  As of June 30, 2009 the relocation process was complete.

On March 17, 2009, Toreador provided notice to 16 employees whose employment was terminated on such date or whose employment will be terminated in connection with the expected relocation of our headquarters to Paris.  As of June 30, 2009 the relocation and closing of the Dallas operations was complete, with certain employees entitled to receive financial incentives because the relocation was completed by June 30, 2009.  With regard to severance payments made, or to be made to employees, upon the receipt from each severed employee of an executed release of all present and future claims, Toreador has paid or will pay an aggregate of $158,000 in cash and issue an aggregate of 367,000 shares of Toreador common stock.  In addition, upon certain milestones associated with the expected relocation being met, an additional aggregate of $120,752 in stock was or will be distributed to certain employees.  In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the costs associated with the involuntary termination benefits were recognized during the three month period ended March 31, 2009 with respect to those employees terminated prior to March 31, 2009 and costs associated with certain employees required to remain with the Company longer than 60 days are recognized over the minimum service period.

As of June 30, 2009 we had $3.4 million of costs associated with the Dallas office/relocation of our headquarters to Paris, France. In connection with the relocation of our corporate headquarters to France, additional material charges may be incurred, the amount of which Toreador cannot reasonably estimate at this time, but which will likely include continuing rental obligations for the Dallas office, subject to any reductions due to any subleases, and other relocation costs.

NOTE 17 — SUBSEQUENT EVENTS

The Company evaluated its June 30, 2009 financial statements for subsequent events through the date the financial statements were issued which was August 7, 2009.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “plans,” “believes,” “continues,” “expects,” “projections,” “forecasts,” “intends,” “may,” “might,” “will,” “would,” “could,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. The factors that may affect our expectations regarding our operations include, among others, the following:

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

In addition to these factors, important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, initially filed with the SEC on March 16, 2009 and amended on April 16, 2009, which are incorporated by reference herein.

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

During 2008, we saw oil prices rise to unprecedented levels and then in September we saw the start of a deterioration in the credit and equity markets which continued to deteriorate further in beginning of 2009.  We also experienced a 50% - 60% decline in oil prices from the highest point received in 2008.  Oil prices are, and, we expect, will continue to be, extremely volatile for the remainder of the fiscal year 2009.  The results of our operations are highly dependent upon the prices received from our oil and natural gas production, which are dependent on numerous factors beyond our control.  Accordingly, significant changes to oil and natural gas prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.  As discussed further below, these severe economic conditions have caused the Company to reevaluate its capital expenditure program for 2009 and how the Company will operate on a go forward basis.

In February 2009, we developed a corporate platform that was the building block of our new corporate strategy that was presented at the Annual Shareholder Meeting in June 2009. The Board of Directors and management are committed to restoring shareholder value, exercising financial discipline, transparency in all transactions, assessing strategic alternatives that lay outside and beyond the platform and strengthening the Company during the current economic crisis, so that we may outperform our peers.

We believe that the following proactive steps will be the base for the future growth of the Company:

•                  The sale of a 26.75% interest in the SASB to Petrol Ofisi for aggregate cash consideration of $55 million, $50 million of which was funded on March 3, 2009, with the remaining $5 million due on September 1, 2009;

•                  The Company has retained Stellar Energy Advisors, based in London, UK, to manage a process to monetize its wholly owned subsidiary, Toreador Turkey Limited, including the Company’s remaining 10% interest in the SASB, in addition to the onshore production, and 2.2 million net acres in exploration licenses that the Company currently holds in Turkey. The Company is working towards completing and announcing a transaction by the end of the third quarter of this year; however, there can be assurance that such process will be completed by then, if at all;

•                  A portion of the net proceeds of the sale of the 26.75% interest in the SASB to Petrol Ofisi have been used to fully repay and retire the credit facilities with the International Finance Corporation;

•                  In April 2009, we repurchased $16.7 million principal amount of the Notes on the open market and through privately negotiated transactions for $12.7 million plus accrued interest and prepaid loan fees of $650,000.  This repurchase resulted in a gain of $3.4 million on the early extinguishment of debt which was recorded in the second quarter of 2009.

•                  A share buyback program was adopted by the Board of Directors in February 2009 for the repurchase of up to 1 million shares of Toreador common stock that may be repurchased in the open market at any time over the next 12 months.  As of June 30, 2009 no shares of Toreador common stock have been repurchased pursuant to the share buyback program;

•                  On February 23, 2009, the Company announced a plan to relocate its headquarters from Dallas, TX to Paris, France since the Company’s operations are located in Europe notwithstanding the fact that the Company is incorporated in Delaware and listed on the NASDAQ Global Market.  As of June 30, 2009, the Company has completed the relocation to Paris;

•                  The Company expects that the Paris Basin will remain the Company’s core asset with current production of approximately 1,000 net barrels per day coming from low-decline, long-life assets. A comprehensive portfolio review of our fields and 649,000 net acres held pursuant to licenses is now underway and an additional 154,000 that are pending permitting. The results of the study will be used to launch the three-year strategic plan that was announced at the Annual Stockholders Meeting in June 2009.

•                  On June 16, 2009 we entered into futures and swap contracts for approximately 18,000 Bbls per month for the months of July 2009 through December 2009 with a floor price of $65.00 per Bbl and a ceiling of $77.00 per Bbl.

•                  Toreador is considering opportunities to monetize its Hungary Operations and portfolio to enable the Company to expedite developement of the Paris Basin Oil shale.

Financial Summary

For the six months ended June 30, 2009:

•                  We had revenues from continuing operations of $7.9 million.

•                  Operating costs from continuing operations were $18.0 million.

•                  Loss from discontinued operations, net of income taxes, was $69,000.

•                  Net loss available to common shares was $8.0 million.

•                  Production was 165 MBOE.

•                  Capital expenditures were $990,000.

At June 30, 2009:

•                  Cash and restricted cash of $17.2 million.

•                  We had a current ratio of 3.08 to 1.

•                  We had a debt to equity ratio of 1.41 to 1.

•                  Oil and natural gas properties held for sale of $15 million, which reflects a $5.3 million impairment (discontinued operations shown on the statement of operations), recorded at March 31, 2009, of our SASB field in offshore Turkey due to the 25% reduction in the posted price of natural gas announced on May 1, 2009. We believe that this amount represents the fair value, less selling cost, of our remaining 10% interest in the SASB, in addition to our onshore production, and 2.2 million net acres in exploration licenses that are currently held in Turkey.

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with Note 5 to Notes to Consolidated Financial Statements included in this filing.

Liquidity

The Company’s liquidity depends on cash flow from operations, existing cash resources and the receipt of proceeds from planned disposals of our remaining interests in Turkey.  As of June 30, 2009, we had cash and restricted cash of $17.2 million, a current ratio of approximately 3.08 to 1 and a debt to equity ratio of 1.41 to 1. For the six months ended June 30, 2009, we had an operating loss of $10.1 million and capital expenditures were $990,000. The restricted cash relates to a letter of credit to secure additional permits in Hungary.

During 2008, we saw oil prices rise to unprecedented levels and then in September we saw the start of a deterioration in the credit and equity markets which continued to deteriorate further during the beginning of 2009. We also experienced a 50% - 60% decline in oil prices from the highest prices received in 2008. In order to reduce our vulnerability to crude oil price fluctuations, we have entered into a collar for approximately 18,000 Bbls per month for the months of July 2009 through December 2009. This transaction sets the floor at $65.00 per Bbl and the ceiling at $77.00 per Bbl.

As discussed further below, for the year ended December 31, 2008, we had a downward reserves revision of 37.41%.  At December 31, 2007 the price used for evaluating our oil reserves was $95.72 per barrel as compared to the December 31, 2008 price of $34.29 per barrel.  This 64% decrease in oil price had a severe impact on the economic life of our wells, but also on the discounted present value at 10% and the standardized measure or proved reserves.  As discussed further below, these severe economic conditions have caused the Company to reevaluate its capital expenditure program for 2009 and how the Company will operate on a go forward basis.

In June 2009, the Company announced its strategy for the next three years at the Annual Shareholder Meeting. The strategy is built on: (i) reduction in overhead — through relocating our corporate headquarters to Paris, France, significant savings of general and administrative expense due to a consolidation of job functions and the expected sale of all the Company’s remaining interest in Turkey; (ii) uses of cash — other than funding our capital program to meet minimum commitments associated with the Company’s licenses, we expect that our primary use of discretionary cash will be used to reduce debt; (iii) a focused oil and natural gas portfolio review — the Company will refocus its efforts to those areas that offer the best chance of success and have a proven infrastructure for the oil and natural gas industry. We believe that our current acreage position in France can serve as the platform for growth and offer the Company the best opportunity to create stockholder value; and (iv) performance management - the Board of Directors and management are committed to the best practices in corporate governance and will continually be reviewing and where necessary revising the procedures used to operate the Company. We intend to use third party expertise to review and challenge our procedures and methodologies, both operationally and administratively. Also performance management, actions followed by positive results, will become a driving principle in operating the Company.

On March 3, 2009, we closed the sale of a 26.75% interest in the SASB to Petrol Ofisi for $55 million. In accordance with the agreement, $50 million of the proceeds was paid by Petrol Ofisi upon closing and the remaining $5 million is due on September 1, 2009.  In February 2009, the Company retained Stellar Energy Advisors, based in London, UK,  to manage a process to monetize its wholly-owned subsidiary, Toreador Turkey Limited, including the Company’s remaining 10% interest in the SASB, in addition to the onshore production, and 2.2 million net acres in exploration licenses that the Company currently holds in Turkey.  The Company is working towards completing and announcing a transaction by the end of the third quarter of this year; however, there can be no assurances that such a process will be completed by then, if at all.

Simultaneous with the closing of the sale of the 26.75% interest in the SASB to Petrol Ofisi, we repaid the secured revolving credit facility with the International Finance Corporation. The total amount of the payment was $36.4 million, which was comprised of $30 million principal, $5.9 million additional compensation due under the credit facility as a result of our repayment (such additional compensation calculated under the terms of the credit facility as a percentage of the Company’s earnings before interest, tax, depreciation, amortization, and exploration expense) and $500,000 for accrued interest and fees.  As a result of the early extinguishment, we recorded a loss of $4.9 million for the six months ended June 30, 2009, which was recorded in discontinued operations.

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

Our capital expenditure budget for 2009 is currently estimated at $6.7 million and assumes a sale of our remaining interest in Turkey to be closed by the end of the third quarter.  This amount represents our 10% share of Phase II development cost in the SASB, our estimated share of the cost in the drilling of a Thrace Black Sea well after we are carried on the first $10.7 million of costs and the cost of installing a pipeline in Hungary in order to produce the reserves associated with the Szolnok permit.

As discussed in Note 11, on April 30, 2009, the Company received a letter from attorneys representing Netherby claiming that Toreador’s sale of its 26.75% interest in the SASB to Petrol Ofisi in March 2009 and Toreador’s proposed sale of its remaining 10% interest in the SASB constitute a breach of the Netherby Agreement and demanding a $10.4 million payment.  Toreador does not believe that Netherby is entitled to the $10.4 million claimed, though no formal legal evaluation of the likely outcome of this claim can be made at this time.  Additionally, the Company believes the claim is baseless, without merit and will be vigorously defended against.

On June 17, 2009, The Scowcroft Group, Inc. (“Scowcroft”) filed a complaint in the United States District Court for the District of Columbia against the Company. The complaint alleges that Toreador breached a contract (the “Scowcroft Contract”) between Scowcroft and Toreador relating to the sale of its interests in the SASB and that Scowcroft is entitled to a success fee thereunder as a result of the sale of Toreador’s interests in the SASB to Petrol Ofisi in March 2009.  The complaint also alleges unjust enrichment/quantum meruit and fraud.  Scowcroft is seeking damages in the amount of $2 million plus interest, costs and expenses.  On July 24, 2009, the Company filed a motion to dismiss the complaint.  The Company believes that there are legal defects in the claims and intends to defend itself vigorously.

We believe we will have sufficient cash flow from operations to meet all of our 2009 obligations. However, if we do not complete the sale of our remaining interest in Turkey, or we do not complete it on the terms or within the timeframe we expect, the cash flow from our operations is less than anticipated and if we have used up our cash we may also seek additional capital by: (i) forward selling our crude oil and natural gas production; (ii) selling our interest in prospects and or licenses; (iii) selling our working interest in properties; or (iv) a combination of these actions in addition to issuing new debt or equity securities  We believe such actions will allow us to meet our capital commitments and that as a result, we will have sufficient liquidity for the remainder of 2009.

Secured Revolving Facility

On December 28, 2006, we entered into a loan and guarantee agreement with International Finance Corporation. The loan and guarantee agreement provided for a $25 million facility which was a secured revolving facility with a maximum facility amount of $25 million which maximum facility amount would have increased to $40 million when the projected total borrowing base amount exceeds $50 million. The $25 million facility funded on March 2, 2007. The loan and guarantee agreement also provided for an unsecured $10 million facility which funded on December 28, 2006.  Both the $25 million facility and the $10 million facility were used to fund our operations in Turkey and Romania.

On March 3, 2009, we repaid and retired the facilities with the International Finance Corporation. The total amount of the payment was $36.4 million, which was comprised of $30 million principal, $5.9 million additional compensation due under the credit facility as a result of our repayment (such additional compensation calculated under the terms of the credit facility as a percentage of the Company’s earnings before interest, tax, depreciation, amortization and exploration expense) and $500,000 for accrued interest and fees.

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

In April 2009, we repurchased $16.7 million in principal amount of the Convertible Senior Notes on the open market for $12.7 million plus accrued interest and prepaid loan fees of $650,000. This repurchase resulted in a gain of $3.4 million on the early extinguishment of debt which was recorded in the second quarter of 2009.  We intend to continue to buy back a portion of the currently outstanding Convertible Senior Notes on the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.

Dividend and Interest Requirements

Dividends on our common stock may be declared and paid out of funds legally available when and as determined by our Board of Directors. Our policy is to hold and invest corporate funds on a conservative basis, and, thus, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Contractual Obligations

The following table sets forth our contractual obligations in thousands at June 30, 2009 for the periods shown:

	Total	Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Long-term debt	$63,592	$—	$63,592	$—	$—
Lease commitments	3,169	601	1,156	1,244	168
Total contractual obligations	$66,761	$601	$64,748	$1,244	$168

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

For the year ended December 31, 2008, we had a downward reserve revision of 37.41%. At December 31, 2007 the price used for evaluating our oil reserves was $95.72 per barrel as compared to the December 31, 2008 price of $34.72 per barrel. This 64% decrease in oil price had a severe impact on the economic life of our wells, but also on the discounted present value at 10% and the standardized measure of proved reserves. This downward revision, which primarily affected our French oil reserves, was due to the following factors: (i) decrease in economic life due to change in economics caused a net decrease of 1,682 MBbl; (ii) removing 12 proved undeveloped locations from the report caused a net decrease 1,889 MBbl; (iii) negative reserve revisions resulted in a decrease in reserves of 405 MBbl; (iv) 14 wells were shut-in resulting in a decrease of 401 MBbl; (v) three drilled locations in prior years resulted in one producing well which was non-commercial at December 31, 2008 causing a net decrease of 280 MBbl;(vi) one well was lost during workover operations causing a net decrease  37 MBbl; (vii) 2008 production of 805 MBOE.  In Hungary, we were able to secure a gas contract and were able to restore the reserves lost in 2007;

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

On May 1, 2009, the Prime Minister of Turkey, announced a 25% reduction in the posted price of natural gas in Turkey which caused us to reevaluate the fair value of our SASB and for management to estimate that the fair value of the asset has been impaired by approximately $5.3 million at March 31, 2009; accordingly, recorded an impairment to reflect this change in fair value.

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

Derivatives

We periodically utilize derivative instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, we have elected not to designate the derivative financial instruments to which we are a party as hedges, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur. We determine the fair value of futures and swap contracts based on the difference between their fixed contract price and the underlying market price at the determination date. The realized and unrealized gains and losses on derivatives are recorded as a derivative fair value gain or loss in the income statement.

Foreign Currency Translation

The functional currency for Turkey and Hungary is the U.S. Dollar and in France the functional currency is the Euro. Translation gains or losses resulting from transactions in the New Turkish Lira in Turkey and the Forint in Hungary are included in income available to common shares for the current period. Translation gains and losses resulting from transactions in Euros are included in other comprehensive income for the current period. We periodically review the operations of our entities to ensure the functional currency of each entity is the currency of the primary economic environment in which we operate.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

The following tables present production and average unit prices for the geographic segments indicated:

	For the Three Months Ended June 30,
	2009	2008
Production:
Oil (MBbls):
France	81	94

	For the Three Months Ended June 30,
	2009	2008
Average Price:
Oil $(/Bbl):
France	$54.74	$116.78

Revenue

Oil and natural gas sales

Oil and natural gas sales for the three months ended June 30, 2009 were $4.5 million, as compared to $11 million for the three months ended June 30, 2008.  This decrease is primarily due to the global decrease in oil prices during the three months ended June 30, 2009, as compared to the comparable period of 2008. This price decrease resulted in a decrease of revenue of $5 million. Additionally, we had a decrease in oil production of 13 MBbls as a result of wells being shut in for workovers and natural decline, resulting in a decrease in revenue of $1.5 million.

The above table compares both volumes and prices received for oil for the three months ended June 30, 2009 and 2008. Oil prices are, and, we expect, will continue to be, extremely volatile for the remainder of the fiscal year 2009.  The results of our operations are highly dependent upon the prices received from our oil and natural gas production, which are dependent on numerous factors beyond our control.  Accordingly, significant changes to oil and natural gas prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.

Costs and expenses

Lease operating

Lease operating expense was $1.8 million, or $22.22 per BOE produced for the three months ended June 30, 2009, as compared to $2.6 million, or $27.84 per BOE produced, for the three months ended June 30, 2008.  This decrease is primarily due to the strengthening of the U.S. Dollar in the  second quarter of 2009 compared to the second quarter of 2008 and a reduction in the cost of services provided by third-party vendors due to current economic conditions.

Exploration expense

Exploration expense for the three months ended June 30, 2009 was $146,000, as compared to $469,000 for the three months ended June 30, 2008. This decrease is due primarily to the reduction in exploration staff in the Dallas office due to the relocation of our headquarters to Paris.

Depreciation, depletion and amortization

Depreciation, depletion and amortization expense for the three months ended June 30, 2009 was $1.6 million or $19.65 per BOE produced, as compared to $1.2 million, or $12.24 per BOE produced for the three months ended June 30, 2008. This increase is primarily due to the lower proved reserves assigned to our French assets at December 31, 2008 due to depressed oil prices and was partially offset by the decline in oil production of 13MBbls in the second quarter of 2009 as compared to the second quarter of 2008.

Impairment of oil and gas properties

At June 30, 2008, we recorded an impairment to oil and gas properties totaling $53.5 million. We review our proved and unproved oil and natural gas properties for impairment on an annual basis or whenever events and circumstances indicate a potential decline in the recoverability of their carrying value. As explained below, our review at June 30, 2008, indicated a potential decline in the recoverability of our South Akcakoca Sub-Basin and Trinidad assets.

The impairment charge in Turkey was a result of us entering into a Letter of Intent to sell a 26.75% interest in the South Akcakoca Sub-Basin properties for $80.3 million. This sale price indicates that the fair value of our 36.75% working interest was $110.3 million. The net book value of the South Akcakoca Sub-Basin asset at June 30, 2008 was $155.0 million, resulting in an impairment of $53.5 million.

The impairment charge of $2 million for the undeveloped leasehold costs in Trinidad, was due to management’s decision to exit Trinidad and discontinue our association with our registered agent in the country.

There were no impairment charges for the three months ended June 30, 2009.

General and administrative before stock compensation, cost incurred due to resignation of former officers and costs associated with the Dallas office/relocation of headquarters

General and administrative expense, not including stock compensation expense, cost incurred due to the resignation of former officers and the costs associated with the relocation of the corporate headquarters from Dallas, Texas to Paris, France, was $2.2 million for the three months ended June 30, 2009 compared with $3 million for the three months ended June 30, 2008. This decrease is primarily due to the reduction in staff of the Dallas office in 2009, due to the relocation of our corporate headquarters to Paris, France.

Stock compensation expense

Stock compensation expense was $1.9 million for the three months ended June 30, 2009 compared with $802,000 for the three months ended June 30, 2008. This increase is due to the change in the structure of Board compensation, effective beginning in 2009, whereby directors receive a greater portion of their compensation in stock rather than cash and a stock bonus that was granted to foreign office employees.  The immediate vesting of grants made to employees in the Dallas office that have been terminated has been classified as “Cost associated with the Dallas office/relocation of corporate headquarters from Dallas, Texas to Paris, France.”

Cost incurred related to the resignation of former officers of the Company

There were no costs incurred related to the resignation of officers for the three months ended June 30, 2009.

In June 2008, Michael FitzGerald resigned as Executive Vice President - Exploration and Production and Edward Ramirez resigned as Senior Vice President - Exploration and Production. Their respective Separation and Release Agreements provided for (i) each to receive one year of salary which together resulted in an expense of $600,000, and (ii) Mr. FitzGerald the immediate vesting of 5,000 shares of restricted stock grants and for Mr. Ramirez the immediate vesting of 7,000 shares of restricted stock grants which together resulted in an expense of $35,000.

In addition in June 2008, three other employees resigned, which collectively resulted in an additional $304,000 of expense

Cost associated with the Dallas office/ relocation of corporate headquarters from Dallas, Texas to Paris, France

For the three months ended June 30, 2009 we had $1.6 million of costs associated with the Dallas office/ relocation of our headquarters to Paris, France. The major components are: 1) salaries and wages associated with Dallas office employees $351,000; 2) severance payments $759,000; 3) corporate restructuring expenses $332,000; 4) travel associated with Dallas office employees $159,000 and 5) Dallas office rent $27,000.

For the three months ended June 30, 2008, we did not have any such relocation costs.

Gain on the sale of properties and other assets

For the three months ended June 30, 2009 we recorded a gain on the sale of properties of $121,000. The gain is a result of the sale of a royalty interest in producing properties located in Canada. These properties had a zero cost basis and were acquired  in connection with the acquisition of Madison Oil in 2003. For the three months ended June 30, 2008 we did not have any property or other asset sales.

Loss on oil and gas derivative contracts

Loss on oil and gas derivative contracts for the three months ended June 30, 2009 was zero, as compared to a loss of $3.7 million for the three months ended June 30, 2008. The loss in 2008 represents the recognized loss on the commodity derivative contracts with Total Oil Trading. Presented in the table below is a summary of the contracts entered into:

Type	Period	Barrels	Floor	Ceiling	Loss
Collar	April 1 — June 30, 2008	48,000	$92.25	$100.25	$1,994
Collar	July 1 — September 30, 2008	48,000	$91.75	$99.75	1,677
					$3,671

Foreign currency exchange gain (loss)

We recorded a loss on foreign currency exchange of $653,000 for the three months ended June 30, 2009 compared with a gain of $7,000 for the three months ended June 30, 2008. This decrease is primarily due to the weakening of the Hungarian Forint, which was partially offset by the stabilization of the Euro in the second quarter of 2009 as compared to the second quarter of 2008.

Gain on the early extinguishment of Convertible Notes

In April 2009, we repurchased $16.7 million principal amount of the Notes on the open market and through privately negotiated transactions for $12.7 million plus accrued interest and prepaid loan fees of $650,000.  This repurchase resulted in a gain of $3.4 million on the early extinguishment of debt which was recorded in the second quarter of 2009.  We intend to continue to buy back a portion of the currently outstanding Notes in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.

Interest and other income

Interest and other income was $325,000 for the three months ended June 30, 2009 as compared to interest and other income of $178,000 for the three months ended June 30, 2008. For the three months ended June 30, 2009, our average cash balance was larger than our average cash balance for the three months ended June 30, 2008.

Interest expense, net of interest capitalized

Interest expense was $ 871,000 for the three months ended June 30, 2009, as compared to $895,000 for the three months ended June 30, 2008. This decrease is due to the retirement of $22.7 million in face value of the 5% Convertible Senior Notes since June 30, 2008.

Discontinued operations

In the fourth quarter of 2008 and during the first quarter of 2009, Toreador farmed out or sold all of its working interests in Romania to three different companies and closed its office; thus, we no longer have any operational involvement in Romania.  All revenues and expenses associated with the Romanian operation for the three months ended June 30, 2009 and 2008 have been included in discontinued operations.

In February 2009, the Board of Directors authorized management to retain Stellar Energy Advisors, based in London, UK, to manage a process to monetize its wholly-owned subsidiary, Toreador Turkey Limited, including the Company’s remaining assets in Turkey including the 10% interest in the SASB, in addition to the onshore production, and 2.2 million net acres in exploration licenses that the Company currently holds in Turkey. All revenues and expenses associated with the Turkish operation for the three months ended March 31, 2009 and 2008 have been included in discontinued operations.

The results of operations of assets in Romania and Turkey have been presented as discontinued operations in the accompanying consolidated statements of operations. Results for these assets reported as discontinued operations were as follows:

	Three Months Ended June 30,
	2009	2008
Revenue:
Oil and natural gas sales	$1,551	$8,877
Operating costs and expenses:
Lease operating expense	237	2,259
Exploration expense	32	510
Depreciation, depletion and amortization	—	11,936
Impairment of oil and natural gas properties	—	53,479
General and administrative expense	732	572
Gain on sale of properties and other assets in Romania	—	—
Total operating costs and expenses	1,001	68,756
Operating income (loss)	550	(59,879)
Other income (expense)
Foreign currency exchange gain (loss)	3,752	134
Interest and other income	196	78
Interest expense	114	(1,115)
Net income (loss) before income taxes	4,612	(60,782)
Income tax benefit	—	2,215
Income (loss) from discontinued operations	$4,612	$(58,567)

The following tables present production and average unit prices for Turkey:

	For the Three Months Ended June 30,
	2009	2008
Production:
Oil (MBbls):
Turkey	13	14
Gas (MMcf):
Turkey	107	656
MBOE:
Turkey	31	123

	For the Three Months Ended June 30,
	2009	2008
Average Price:
Oil ($/Bbl):
Turkey	50.73	114.81
Gas ($/Mcf):
Turkey	8.28	9.96
$/BOE:
Turkey	50.11	66.04

Oil and natural gas sales from discontinued operations for the three months ended June 30, 2009 were $1.6 million, as compared to $8.9 million for the comparable period in 2008. This decrease is primarily due to the sale of our  26.75% interest to Petrol Ofisi and the $15.93 per BOE decline in oil and natural gas prices.

Other comprehensive income

The most significant element of comprehensive income, other than net income, is foreign currency translation. For the three months ended June 30, 2009, we had accumulated an unrealized income of $3.8 million as compared to an unrealized loss of $208,000 for the comparable period in 2008.  This change is primarily due to the strengthening of the U.S. Dollar compared to the Euro for the three months ended June 30, 2009 versus June 30, 2008.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

The following tables present production and average unit prices for the geographic segments indicated:

	For the Six Months Ended June 30,
	2009	2008
Production:
Oil (MBbls):
France	165	189

	For the Six Months Ended June 30,
	2009	2008
Average Price:
Oil ($/Bbl):
France	$46.80	$104.78

Revenue

Oil and natural gas sales

Oil and natural gas sales for the six months ended June 30, 2009 were $7.9 million, as compared to $19.8 million for the six months ended June 30, 2008.  This decrease is primarily due to the global decrease in oil prices during the six months ended June 30, 2009, as compared to the comparable period of 2008. This resulted in a reduction of revenue of $9.6 million. Additionally, we had a decrease in oil production of 24 MBbls as a result of wells being shut in for workovers and natural decline, resulting in a decrease in revenue of $2.3 million.

The above table compares both volumes and prices received for oil for the six months ended June 30, 2009 and 2008. Oil prices are, and, we expect, will continue to be, extremely volatile for the remainder of the fiscal year 2009.  The results of our operations are highly dependent upon the prices received from our oil and natural gas production, which are dependent on numerous factors beyond our control.  Accordingly, significant changes to oil and natural gas prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.

Costs and expenses

Lease operating

Lease operating expense was $3.6 million, or $21.81 per BOE produced, for the six months ended June 30, 2009,

as compared to $4.5 million, or $23.81 per BOE produced for the six months ended June 30, 2008.  This decrease is primarily due to the strengthening of the U.S. Dollar in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 and a reduction in the cost of services provided by third-party vendors due to current economic conditions.

Exploration expense

Exploration expense for the six months ended June 30, 2009 was $610,000, as compared to $1.1 million for the six months ended June 30, 2008. This decrease is due primarily to the reduction in exploration staff in the Dallas office due to the relocation of our headquarters to Paris.

Depreciation, depletion and amortization

Depreciation, depletion and amortization expense for the six months ended June 30, 2009 was $3.2 million or $19.68 per BOE produced, as compared to $2.3 million, or $12.41 per BOE produced for the six months ended June 30, 2008. This increase is primarily due to the lower proved reserves assigned to our French assets at December 31, 2008 due to depressed oil prices and was partially offset by the decline in oil production of 24 MBbls for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Impairment of oil and gas properties

For the six months ended June 30, 2009, we incurred an impairment charge in Turkey of $5.3 million which was a result of a decline in the fair market value of the Company’s interest in South Akcakoca Sub-Basin assets.  The fair market value decline was due to a 25% reduction in the posted sales price of natural gas produced in Turkey announced on May 1, 2009.

At June 30, 2008, we recorded an impairment to oil and gas properties totaling $53.5 million. We review our proved and unproved oil and natural gas properties for impairment on an annual basis or whenever events and circumstances indicate a potential decline in the recoverability of their carrying value. As explained below, our review at June 30, 2008, indicated a potential decline in the recoverability of our South Akcakoca Sub-Basin and Trinidad assets.

The impairment charge in Turkey is a result of us entering into a Letter of Intent to sell a 26.75% interest in the  South Akcakoca Sub-Basin properties for $80.3 million. This sale price indicates that the fair value of our 36.75% working interest was $110.3 million. The net book value of the South Akcakoca Sub-Basin asset at June 30, 2008 was $155.0 million, resulting in an impairment of $53.5 million.

The impairment charge of $2 million for the undeveloped leasehold costs in Trinidad, was due to management’s decision to exit Trinidad and discontinue our association with our registered agent in the country.

General and administrative before stock compensation, cost incurred due to resignation of former officers and costs associated with the Dallas office/relocation of headquarters

General and administrative expense, not including stock compensation expense, cost incurred due to the resignation of former officers and the costs associated with the relocation of the corporate headquarters from Dallas, Texas to Paris, France, was $4.3 million for the six months ended June 30, 2009 compared to $6 million for the six months ended June 30, 2008. This decrease is primarily due to the reduction in staff of the Dallas office in 2009 due to the relocation of our corporate headquarters to Paris, France.

Stock compensation expense

Stock compensation expense was $2.2 for the six months ended June 30, 2009 compared  to $1.6 million for the six months ended June 30, 2008. This increase is primarily due to the change in the structure of Board compensation, whereby directors receive a greater portion of their compensation in stock rather than cash, and a stock bonus that was granted to foreign office employees.  The immediate vesting of grants made to employees in the Dallas office that have been terminated, has been classified as “Cost associated with the Dallas office/relocation of corporate headquarters from Dallas, Texas to Paris, France.”

Cost incurred due to resignation of former Executive Officers

The Company and Nigel Lovett, our former President and Chief Executive Officer, entered into a Separation and Mutual Release Agreement (the “Lovett Release”) in connection with his resignation from the Company in January 2009. Pursuant to the Lovett Release, Toreador amended certain terms and conditions of Mr. Lovett’s 2008 employment agreement (the “2008 Employment Agreement”) with Toreador. The terms of the 2008 Employment Agreement, as amended, provide for Toreador to:  (i) pay Mr. Lovett all unpaid compensation earned but not paid, (ii) pay Mr. Lovett certain severance payments totaling $720,000 to be paid in 24 equal monthly installments, (iii) issue 90,000 shares of Toreador common stock to Mr. Lovett, and (iv) vest 6,800 shares of Toreador restricted stock held by Mr. Lovett.  The cost associated with the Lovett Release totaled $832,000, which was recorded in the first quarter of 2009.

In June 2008, Michael FitzGerald resigned as Executive Vice President - Exploration and Production and Edward Ramirez resigned as Senior Vice President - Exploration and Production. Their Separation and Release Agreements provided for (i) each to receive one year of salary which together resulted in an expense of $600,000, and (ii) for Mr. FitzGerald the immediate vesting of 5,000 shares of restricted stock grants and for Mr. Ramirez the immediate vesting of 7,000 shares of restricted stock grants which together resulted in an expense of $35,000.

In addition in June 2008, three other employees resigned, which collectively resulted in an additional $304,000 of expense.

Cost associated with the Dallas office/ relocation of corporate headquarters from Dallas, Texas to Paris, France

For the six months ended June 30, 2009 we had $3.4 million of costs associated with the Dallas office/ relocation of our headquarters to Paris, France. The major components are: 1) salaries and wages associated with Dallas office employees $969,000; 2) severance payments $1.4 million; 3) corporate restructuring expenses $626,000; 4) travel associated with Dallas office employees $312,000 and 5) Dallas office rent $137,000.  For the six months ended June 30, 2008, we did not have any such relocation costs.

Gain on the sale of properties and other assets

For the six months ended June 30, 2009 we recorded a gain on the sale of properties of $121,000. The gain is a result of the sale of a royalty interest in producing properties located in Canada. These properties had a zero cost basis and were acquired in connection with the acquisition of Madison Oil in 2003. For the six months ended June 30, 2008 we did not have any property or other asset sales.

Loss on oil and gas derivative contracts

Loss on oil and gas derivative contracts for the six months ended June 30, 2009 was zero, as compared to $4.2 million for the six months ended June 30, 2008. The loss in 2008 represents the recognized loss on the commodity derivative contracts with Total Oil Trading. Presented in the table below is a summary of the contracts entered into:

Type	Period	Barrels	Floor	Ceiling	Loss
Collar	January 1 — March 31, 2008	48,000	$84.75	$92.75	$19
Collar	April 1 — June 30, 2008	48,000	$92.25	$100.25	2,239
Collar	July 1 — September 30, 2008	48,000	$91.75	$99.75	1,953
					$4,211

Foreign currency exchange gain (loss)

We recorded a loss on foreign currency exchange of $557,000 for the six months ended June 30, 2009 compared with a gain of $1 million for the six months ended June 30, 2008. This decrease is primarily due to the weakening of the Hungarian Forint, which was partially offset by the stabilization of the Euro in the first six months of 2009 as compared to the comparable period  2008.

Gain on the early extinguishment of Convertible Notes

In April 2009, we repurchased $16.7 million principal amount of the Notes on the open market and through privately negotiated transactions for $12.7 million plus accrued interest and prepaid loan fees of $650,000.  This repurchase resulted in a gain of $3.4 million on the early extinguishment of debt which was recorded in the second quarter of 2009.  We intend to continue to buy back a portion of the currently outstanding Notes in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.

Interest and other income

Interest and other income was $558,000 for the six months ended June 30, 2009 as compared to interest and other income of $464,000 for the six months ended June 30, 2008.  The change is primarily due to average cash balance being higher for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Interest expense, net of interest capitalized

Interest expense was $1.9 million for the six months ended June 30, 2009, as compared to $2 million for the six months ended June 30, 2008. This decrease is due to the retirement of $22.7 million in face value of the 5% Convertible Senior Notes since June 30, 2008.

Discontinued operations

In the fourth quarter of 2008 and during the first quarter of 2009, Toreador farmed out or sold all of its working interests in Romania to three different companies and closed its office; thus, we no longer have any operational involvement in Romania.  All revenues and expenses associated with the Romanian operation for the six months ended June 30, 2009 and 2008 have been included in discontinued operations.

In February 2009, the Board of Directors authorized management to retain Stellar Energy Advisors, based in London, UK, to manage a process to monetize its wholly-owned subsidiary, Toreador Turkey Limited, including the Company’s remaining assets in Turkey including the 10% interest in the SASB, in addition to the onshore production, and 2.2 million net acres in exploration licenses that the Company currently holds in Turkey. All revenues and expenses associated with the Turkish operation for the three months ended March 31, 2009 and 2008 have been included in discontinued operations.

The results of operations of assets in Romania and Turkey have been presented as discontinued operations in the accompanying consolidated statements of operations. Results for these assets reported as discontinued operations were as follows:

	Six Months Ended June 30,
	2009	2008
Revenue:
Oil and natural gas sales	$2,913	$14,008
Operating costs and expenses:
Lease operating expense	503	3,835
Exploration expense	230	811
Depreciation, depletion and amortization	—	17,623
Impairment of oil and natural gas properties	5,300	53,479
General and administrative expense	1,524	1,257
Gain on sale of properties and other assets in Romania	(5,846)	—
Total operating costs and expenses	1,711	77,005
Operating income (loss)	1,202	(62,997)
Other income (expense)
Foreign currency exchange gain	3,319	322
Interest and other income	314	73
Loss on early extinguishment of debt	(4,881)	—
Interest expense	(23)	(2,235)
Net loss before income taxes	(69)	(64,837)
Income tax benefit	—	2,891
Loss from discontinued operations	$(69)	$(61,946)

The following tables present production and average unit prices for Turkey:

	For the Six Months Ended June 30,
	2009	2008
Production:
Oil (MBbls):
Turkey	25	28
Gas (MMcf):
Turkey	196	976
MBOE:
Turkey	58	191

	For the Six Months Ended June 30,
	2009	2008
Average Price:
Oil ($/Bbl):
Turkey	44.69	102.05
Gas ($/Mcf):
Turkey	9.18	9.98
$/BOE:
Turkey	50.62	66.09

Oil and natural gas sales from discontinued operations for the six months ended June 30, 2009 were $ 2.9 million, as compared to $14 million for the six months ended June 30, 2008. This decrease is primarily due to the sale of our  26.75% interest to Petrol Ofisi and the $15.47 per BOE decline in oil and natural gas prices.

Other comprehensive income

The most significant element of comprehensive income, other than net income, is foreign currency translation. For the six months ended June 30, 2009, we had accumulated an unrealized loss of $2.2 million, after reclassifying $5.3 million to discontinued operations associated with the exiting of Romania, as compared to an unrealized income of $4.8 million for the six months ended June 30, 2008.  This is primarily due to the stabilization of the U.S. Dollar compared to the Euro.

The functional currency of our operations in France is the Euro. The functional currency in Turkey and Hungary is the U.S. Dollar. The exchange rates at June 30, 2009 and 2008 were:

	June 30,
	2009	2008
Euro	$1.4134	$1.5764
New Turkish Lira	$0.6539	$0.8158
Hungarian Forint	$0.0052	$0.0066

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six months ended June 30, 2009. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s 2008 Annual Report on Form 10-K which was initially filed with the SEC on March 16, 2009 and amended on April 16, 2009.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President — Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Senior Vice President — Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2009 were effective.

Changes in Internal Control over Financial Reporting

In the quarter ended June 30, 2009, due to the announced relocation of the headquarters to Paris, France, we eliminated three positions in our accounting and finance department. The responsibilities and duties of these individuals were assumed by the remaining personnel. Management believes that the change does not materially affect our system of internal control due to compensating controls that are currently in effect.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 11, which is incorporated into this “Item 1. Legal Proceedings” by reference

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2008, which was initially filed with the SEC on March 16, 2009, and was amended on April 16, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 4, 2009.  There were 21,052,344 shares entitled to vote at the meeting as of April 7, 2009, the record date.

The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

To elect members of the Board of Directors:

Nominee	Votes For	Votes Withheld
Julien Balkany	15,791,460	569,954
Nicholas Gay	15,429,294	932,120
Peter J. Hill	14,224,495	2,136,919
Adam Kroloff	15,479,417	881,997
Craig M. McKenzie	15,796,197	565,217
Ian Vann	15,481,017	880,397
Herbert C. Williamson III	14,274,792	2,086,622

The selection by the Company’s Audit Committee of Grant Thornton, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009 was ratified by the vote below:

Votes For	Votes Against	Votes Abstaining
14,339,926	87,134	1,934,354

ITEM 6.  EXHIBITS

Exhibit Number	Description	Incorporation by Reference
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.

31.2	Certification of Senior Vice President — Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.

32.1	Certification of Chief Executive Officer and Senior Vice President — Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION

August 7, 2009	/s/ Craig M. McKenzie
Craig M. McKenzie
President and Chief Executive Officer

August 7, 2009	/s/ Charles J. Campise
Charles J. Campise
Senior Vice President — Chief Financial Officer