Form 10-Q
period 2009-09-30
TOREADOR RESOURCES CORP
filed 2009-11-09
CIK 98720

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
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

        As of November 5, 2009, there were 21,456,153 shares of common stock, par value $.15625 per share, outstanding.

TOREADOR RESOURCES CORPORATION

i

PART I. FINANCIAL INFORMATION

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,626	$14,860
Accounts receivable	2,734	1,057
Oil and natural gas properties, net, held for sale	16,507	91,958
Other assets held for sale	15,371	14,963
Other	3,705	3,713

Total current assets	48,943	126,551

Oil and natural gas properties, net, using successful efforts method of accounting	73,157	72,753
Investments	200	200
Goodwill	4,038	3,838
Other assets	3,007	3,814

	$129,345	$207,156

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,149	$7,700
Liabilities held for sale	2,764	11,366
Deferred lease payable	106	93
Current portion of long-term debt	—	30,000
Income taxes payable	—	4,223

Total current liabilities	12,019	53,382

Long-term accrued liabilities	197	501
Deferred lease payable	471	550
Asset retirement obligations	6,758	6,037
Deferred income tax liabilities	14,812	13,851
Convertible senior notes	63,592	80,275

Total liabilities	97,849	154,596

Commitments and contingencies
Stockholders' equity:
Common stock, $0.15625 par value, 30,000,000 shares authorized; 22,206,680 and 20,984,360 shares issued	3,470	3,279
Additional paid-in capital	160,782	166,484
Accumulated deficit	(162,428)	(151,169)
Accumulated other comprehensive income	32,206	36,500
Treasury stock at cost, 721,027 shares	(2,534)	(2,534)

Total stockholders' equity	31,496	52,560

	$129,345	$207,156

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands, except per share data)
Oil sales	$5,204	$9,641
Operating costs and expenses:
Lease operating	1,468	2,327
Exploration expense	22	170
Depreciation, depletion and amortization	1,393	1,196
General and administrative	4,136	2,207
Gain on oil and gas derivative contracts	(7)	(2,405)

Total operating costs and expenses	7,012	3,495

Operating income (loss)	(1,808)	6,146
Other income (expense):
Foreign currency exchange gain (loss)	1	(17)
Gain on early extinguishment of debt	—	368
Interest and other income	250	196
Interest expense, net of interest capitalized	(616)	(1,109)

Total other income (expense)	(365)	(562)

Income (loss) before taxes	(2,173)	5,584
Income tax (benefit) provision	(232)	1,787

Income (loss) from continuing operations, net of income taxes	(1,941)	3,797
Loss from discontinued operations, net of income taxes	(10,518)	(3,727)

Income (loss) available to common shares	$(12,459)	$70

Basic income (loss) available to common shares per share:
From continuing operations, net of income taxes	$(0.09)	$0.19
From discontinued operations, net of income taxes	(0.50)	(0.19)

	$(0.59)	$0.00

Diluted income (loss) available to common shares per share:
From continuing operations, net of income taxes	$(0.09)	$0.19
From discontinued operations, net of income taxes	(0.50)	(0.19)

	$(0.59)	$0.00

Weighted average shares outstanding:
Basic	20,869	19,929

Diluted	20,869	19,930

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands, except per share data)
Oil sales	$13,096	$29,478
Operating costs and expenses:
Lease operating	5,029	6,855
Exploration expense	130	918
Depreciation, depletion and amortization	4,536	3,490
General and administrative	14,663	10,574
(Gain) loss on oil and gas derivative contracts	(7)	1,806
Gain on sale of properties and other assets	(121)	—
Impairment of oil and gas properties	—	2,282

Total operating costs and expenses	24,230	25,925

Operating loss	(11,134)	3,553
Other income (expense):
Foreign currency exchange gain	131	977
Gain on the early extinguishment of debt	3,370	368
Interest and other income	726	598
Interest expense, net of interest capitalized	(2,559)	(3,122)

Total other (expense) income	1,668	(1,179)

Income (loss) before taxes	(9,466)	2,374
Income tax (benefit) provision	(1,002)	6,270

Loss from continuing operations, net of income taxes	(8,464)	(3,896)
Loss from discontinued operations, net of income taxes	(11,988)	(66,228)

Loss available to common shares	$(20,452)	$(70,124)

Basic loss available to common shares per share:
From continuing operations, net of income taxes	$(0.41)	$(0.20)
From discontinued operations, net of income taxes	(0.59)	(3.35)

	$(1.00)	$(3.55)

Diluted loss available to common shares per share:
From continuing operations, net of income taxes	$(0.41)	$(0.20)
From discontinued operations, net of income taxes	(0.59)	(3.35)

	$(1.00)	$(3.55)

Weighted average shares outstanding:
Basic	20,428	19,776

Diluted	20,428	19,776

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(20,452)	$(70,124)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	4,693	29,953
Stock based compensation	3,909	1,859
Deferred income taxes benefit	679	(1,546)
Dry hole costs	1,318	—
Impairment of oil and natural gas properties	10,725	55,461
Impairment of investments	—	300
Gain on sale of properties and other assets	(121)	—
Gain on sale of discontinued operations	(1,675)	—
Gain on early extinguishment of debt—convertible notes	(3,370)	(368)
Loss on early extinguishment of debt—revolving credit facility	4,881	—
Increase in accounts receivable	(1,677)	(238)
Decrease in other current assets	8	1,020
Decrease in other assets	155	235
Increase in other assets held for sale	(1,299)	(758)
Increase (decrease) in accounts payable and accrued liabilities	1,080	(131)
Increase (decrease) in income taxes payable	(4,223)	5,148
Increase (decrease) in liabilities held for sale	(5,797)	1,700

Net cash provided by (used in) operating activities	(11,166)	22,511

Cash flows from investing activities:
Proceeds from sale of property and equipment	121	—
Expenditures for property and equipment	(4,521)	(9,729)
Proceeds from sale of oil and gas properties	60,418	—

Net cash provided by (used in) investing activities	56,018	(9,729)

Cash flows from financing activities:
Repayment of convertible notes	(12,661)	(4,909)
Repayment of revolving credit facility	(36,372)	—
Proceeds from issuance of common stock	(49)	745

Net cash used in financing activities	(49,082)	(4,164)

Net (decrease) increase in cash and cash equivalents	(4,230)	8,618
Effects of foreign currency translation on cash and cash equivalents	(4)	(2,457)
Cash and cash equivalents, beginning of period	14,860	8,403

Cash and cash equivalents, end of period	$10,626	$14,564

Supplemental disclosures:
Cash paid during the period for interest, net of interest capitalized	$1,669	$4,419
Cash paid during the period for income taxes	$4,032	$2,488

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

        The consolidated financial statements of Toreador Resources Corporation and subsidiaries ("Toreador," "we," "us," "our," or the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature, unless noted herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008, which was initially filed with the SEC on March 16, 2009 and was amended on April 16, 2009. Certain prior-year amounts have been reclassified and adjusted to conform to the 2009 presentation and to present the operations of Turkey, Hungary and Romania as discontinued operations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

        Unless otherwise noted, amounts reported in tables are in thousands, except per unit data.

        On March 3, 2009, we completed the sale of a 26.75% interest in the South Akcakoca Sub-Basin (SASB) project associated licenses located in the Black Sea offshore Turkey to Petrol Ofisi for $55 million. In accordance with the revised agreement announced on February 3, 2009, $50 million of the proceeds was paid by Petrol Ofisi on March 3, 2009, and the remaining $5 million was paid by Petrol Ofisi on September 1, 2009.

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

        On September 30, 2009, the Company entered into a Quota Purchase Agreement (the "Quota Purchase Agreement") with RAG (Rohöl-Aufsuchungs Aktiengesellschaft), a corporation organized under the laws of Austria ("RAG"), pursuant to which the Company agreed to sell 100% of its equity interests in Toreador Hungary Limited ("Toreador Hungary") to RAG for total consideration consisting of (1) a cash payment of US$5.4 million (€3.7 million) paid at closing, (2) US$435,000 (€300,000), which was held back and is subject to a post-closing adjustment, and (3) a contingent payment of US$2.9 million (€2 million) to be paid upon post-transaction completion of agreements relating to certain assets of Toreador Hungary. The sale of Toreador Hungary was completed on September 30, 2009.

        On September 30, 2009, the Company entered into a Share Purchase Agreement (the "Share Purchase Agreement") with Tiway Oil BV, a company organized under the laws of the Netherlands

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION (Continued)

("Tiway"), and Tiway Oil AS, a company organized under the laws of Norway, pursuant to which the Company agreed to sell 100% of the outstanding shares of Toreador Turkey Ltd. ("Toreador Turkey") to Tiway for total consideration consisting of: (1) a cash payment of $10.6 million to be paid at closing (subject to a post-closing adjustment), (2) exploration success payments dependent upon certain future commercial discoveries as provided in the Share Purchase Agreement, up to a maximum aggregate consideration of $40 million, and (3) future quarterly 10% pre-tax net profit interest payments if a field goes into production that was discovered by an exploration well drilled within four years of closing on certain of the licenses then still held by Tiway. The sale of Toreador Turkey closed on October 7, 2009.

  New Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board (the "FASB") issued FASB Accounting Standards Codification (ASC) 805, "Business Combinations", formerly Statement No. 141R, "Business Combinations" ("SFAS No. 141R"). Under ASC 805, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and any contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use are to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resultant in a business combination be recognized in income from continuing operations in the period of the combination. ASC 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. On January 1, 2009, the Company adopted ASC 805 and applies its provisions prospectively to business combinations that occur after adoption. The adoption did not have any immediate effect on the financial statements and related disclosures.

        In December 2007, the FASB issued FASB Accounting Standards Codification (ASC) 810, "Consolidations", formerly Statement No. 160, "Non-controlling Interests in Consolidated Financial Statements"—an amendment of ARB No. 51 ("SFAS No. 160"). The Standard establishs accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The Standard is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. On January 1, 2009, the Company adopted ASC 810 and there was no effect on the financial statements and related disclosures.

        In February 2008, the FASB issued FASB Accounting Standards Codification (ASC) 820, "Fair Value Measurements and Disclosures", formerly FSP No. 157-2 ("FASB No. 157-2") to defer the effective date to fiscal years beginning after November 15, 2008, and the interim periods within such fiscal years, for all related nonfinancial assets and liabilities, including nonfinancial assets and liabilities

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION (Continued)

measured at fair value in a business combination; impaired property, plant and equipment; goodwill; and initial recognition of asset retirement obligations. We adopted the Standard effective January 1, 2009 and the adoption did not have a significant effect on the financial positions and results of operations. Refer to Note 14 for related disclosures.

        In March 2008, the FASB issued FASB Accounting Standards Codification (ASC) 815, "Derivitives and Hedging", formerly Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities"—an Amendment of FASB Statement No. 133 ("SFAS No. 161"). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Standard is effective for annual periods beginning after November 15, 2008. On January 1, 2009, the Company adopted the Standard and there was no effect on the financial statements and related disclosures.

        In May 2008, the FASB issued FASB Accounting Standards Codification (ASC) 470, "Debt", formerly FASB Staff Position ("FSP") No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" ("FSP APB No. 14-1"). The Standard specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs is recognized in subsequent periods. The Standard is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and should be applied retrospectively for all periods presented. On January 1, 2009, the Company adopted the Standard and there was no effect on our financial statements and related disclosures.

        In November 2008, the FASB issued FASB Accounting Standards Codification (ASC) 323, "Investments—Equity Method and Joint Ventures", formerly ratified EITF 08-6, "Equity Method Investment Accounting Considerations" ("EITF 08-6") which clarifies how to account for certain transactions involving equity method investments. The initial measurement, decreases in value and changes in the level of ownership of the equity method investment are addressed. The Standard is effective on a prospective basis for our fiscal year beginning January 1, 2009 and interim periods within the years. Early application by an entity that has previously adopted an alternative accounting policy is not permitted. On January 1, 2009, the Company adopted the Standard and there was no effect on our financial statements and related disclosures.

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

        On April 9, 2009, the FASB issued FASB Accounting Standards Codification (ASC) 825, "Financial Instruments", formerly FASB Staff Position No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP 107-1). The Standard requires disclosures about financial instruments, including fair value, carrying amount, and method and significant assumptions used to estimate the fair value. The Company adopted this standard as of June 30, 2009. Our adoption of this standard did not affect our financial position or results of operations.

        In May 2009, the FASB issued FASB Accounting Standards Codification (ASC) 855, "Subsequent Events", formerly issued as Statement No. 165, "Subsequent Events" (SFAS No. 165), to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. The Standard introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted the Standard as of June 30, 2009, which was the required effective date.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140" (SFAS 166). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," establishes a new "participating interest" definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION (Continued)

de-recognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. This statement must be applied as of the beginning of an entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently evaluating the impact of this standard on our consolidated financial statements.

        In June 2009, the FASB issued FASB Accounting Standards Codification (ASC) 810, "Consolidations", formerly issued as SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46(R)) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise's involvement in a VIE. This statement shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently evaluating the impact of this standard on our consolidated financial statements.

        In June 2009, the FASB issued Accounting Standards Update 2009-01, Amendments based on SFAS No. 168—The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles to codify in ASC 105, Generally Accepted Accounting Principles, FASB Statement 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, which was issued to establish the Codification as the sole source of authoritative U.S. GAAP recognized by the FASB, excluding SEC guidance, to be applied by nongovernmental entities. The guidance in ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
Applying the guidance in ASC 105 did not impact the Company's financial condition and results of operations. The Company has revised its references to pre-Codification GAAP in its financial statements for the three and nine month periods ended September 30, 2009.

        In August 2009, the FASB issued ASU 2009-05, "Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value" to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using:

  •
  the quoted price of an identical liability when traded as an asset,

  •
  quoted prices for similar liabilities or similar liabilities when traded as assets, or

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION (Continued)

  •
  another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.

If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The Standard is effective for the first reporting period (including interim periods) beginning after issuance. We are currently evaluating this new statement, but do not expect it to have an impact on our financial statements or results of operations.

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

        Accounts receivable consisted of the following:

	September 30, 2009	December 31, 2008
Accrued oil receivables	$2,455	$751
Trade receivables	—	—
Recoverable VAT	200	—
Other accounts receivable	79	306

	$2,734	$1,057

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 3—EARNINGS (LOSS) PER COMMON SHARE

        The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per common share computation:

	Three Months Ended September 30,
	2009	2008
Basic earnings (loss) per share:
Numerator:
Income (loss) from continuing operations, net of income tax	$(1,941)	$3,797
Loss from discontinued operations, net of income tax	(10,518)	(3,727)

Income (loss) available to common shareholders	$(12,459)	$70

Denominator:
Weighted average common shares outstanding	20,869	19,929

Basic earnings (loss) available to common shareholders per share from:
Continuing operations	$(0.09)	$(0.19)
Discontinued operations	(0.50)	0.19

	$(0.59)	$—

Diluted earnings (loss) per share:
Numerator:
Income (loss) from continuing operations, net of income tax	$(1,941)	$3,797
Loss from discontinued operations, net of income tax	(10,518)	(3,727)

Income (loss) available to common shareholders	$(12,459)	$70

Denominator:
Weighted average common shares outstanding	20,869	19,929
Common stock options and warrants	— (1)	1
Conversion of 5.0% notes payable	— (2)	— (2)

Diluted shares outstanding	20,869	19,930

Diluted earnings (loss) available to common shareholders per share from:
Continuing operations	$(0.09)	$(0.19)
Discontinued operations	(0.50)	0.19

	$(0.59)	$—

(1)
Conversion of these securities would be antidilutive; therefore, there are no dilutive shares.

(2)
Conversion of the 5% Convertible Senior Notes would be anti-dilutive therefore, there are no dilutive shares.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 3—EARNINGS (LOSS) PER COMMON SHARE (Continued)

	Nine Months Ended September 30,
	2009	2008
Basic loss per share:
Numerator:
Loss from continuing operations, net of income tax	$(8,464)	$(3,896)
Loss from discontinued operations, net of income tax	(11,988)	(66,228)

Loss available to common shareholders	$(20,452)	$(70,124)

Denominator:
Weighted average common shares outstanding	20,428	19,776

Basic loss available to common shareholders per share from:
Continuing operations	$(0.41)	$(0.20)
Discontinued operations	(0.59)	(3.35)

	$(1.00)	$(3.55)

Diluted loss per share:
Numerator:
Loss from continuing operations, net of income tax	$(8,464)	$(3,896)
Loss from discontinued operations, net of income tax	(11,988)	(66,228)

Loss available to common shareholders	$(20,452)	$(70,124)

Denominator:
Weighted average common shares outstanding	20,428	19,776
Conversion of 5.0% notes payable	— (1)	— (1)

Diluted shares outstanding	20,428	19,776

Diluted loss available to common shareholders per share from:
Continuing operations	$(0.41)	$(0.20)
Discontinued operations	(0.59)	(3.35)

	$(1.00)	$(3.55)

(1)
Conversion of the 5% Convertible Senior Notes would be antidilutive therefore, there are no dilutive shares.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—COMPREHENSIVE LOSS

        The following table presents the components of comprehensive loss, net of related tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Income (loss)	$(12,459)	$70	$(20,452)	$(70,124)
Foreign currency translation adjustment	(2,034)	(7,102)	(4,289)	(2,259)

Comprehensive loss	$(14,493)	$(7,032)	$(24,741)	$(72,383)

NOTE 5—LONG-TERM DEBT

        Long-term debt consisted of the following:

	September 30, 2009	December 31, 2008
Secured revolving facility with the International Finance Corporation	$—	$30,000
Convertible senior notes	63,592	80,275

	63,592	110,275
Less: current portion	—	30,000

	$63,592	$80,275

CONVERTIBLE SENIOR NOTES DUE OCTOBER 1, 2025

        On September 27, 2005, we issued $75 million of Convertible Senior Notes due October 1, 2025 ("Convertible Senior Notes") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). The Company also granted the initial purchasers the option to purchase an additional $11.25 million aggregate principal amount of Convertible Senior Notes to cover over-allotments. The over-allotment option was exercised on September 30, 2005. The total principal amount of Convertible Senior Notes issued was $86.25 million and total net proceeds were approximately $82.2 million. We incurred approximately $4.1 million of costs associated with the issuance of the Convertible Senior Notes; these costs have been recorded in other assets on the balance sheet and are being amortized to interest expense using the straight-line interest rate method over the term of the Convertible Senior Notes.

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

        An inability to refinance or otherwise fund the Company's payment obligations with respect to the Convertible Senior Notes would result in an event of default under the Convertible Senior Notes, which, if not cured or waived, would permit the holders of the Convertible Senior Notes to declare the outstanding principal, and any accrued and unpaid interest, if any, and any premium, on all the Convertible Senior Notes to be immediately due and payable. If such an acceleration occurs, and the Company is not at that time able to repay, as a result of the actions above or otherwise, or borrow sufficient funds to refinance, the Convertible Senior Notes, the Company may not be able to continue its operations and there would be doubt as to whether the Company could continue as a going concern.

        In 2008, we repurchased $6 million in principal amount of the Convertible Senior Notes on the open market and through privately negotiated transactions for $5.3 million plus accrued interest of $109,347. Additionally, we expensed $241,965 of prepaid loan fees attributable to the repurchased Convertible Senior Notes. This resulted in a $458,535 gain on the early extinguishment of debt.

        In April 2009, we repurchased $16.7 million principal amount of the Convertible Senior Notes on the open market and through privately negotiated transactions for $12.7 million plus accrued interest and prepaid loan fees of $650,000. This repurchase resulted in a gain of $3.4 million on the early extinguishment of debt which was recorded in the second quarter of 2009. In October 2009, we repurchased $9 million principal amount of the Convertible Senior Notes on the open market and through privately negotiated transactions for $8.7 million plus accrued interest and prepaid loan fees of $340,000. This repurchase resulted in a loss of $26,000 on the early extinguishment of debt which will be recorded in the fourth quarter of 2009.

        We intend to continue to buy back a portion of the currently outstanding Convertible Senior Notes in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.

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

        On March 3, 2009, we repaid and retired the facilities with the International Finance Corporation. The total amount of the payment was $36.4 million, which was comprised of $30 million principal, $5.9 million additional compensation due under the credit facility as a result of our repayment (such additional compensation calculated under the terms of the credit facility as a percentage of the Company's earnings before interest, tax, depreciation, amortization and exploration expense) and $500,000 for accrued interest and fees. As a result of the early extinguishment, we recorded a loss of $4.9 million for the period ended September 30, 2009 which was recorded in discontinued operations.

NOTE 6—ASSET RETIREMENT OBLIGATIONS

        We account for our asset retirement obligations in accordance with the provisions of FASB Accounting Standards Codification (ASC) 410, "Asset Retirement and Enviromental Obligations", which requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

        The following table summarizes the changes in our asset retirement liability (excluding the asset retirement obligations held for sale) during the nine months ended September 30, 2009 and the year ended December 31, 2008:

	Nine Months Ended Sept. 30, 2009	Year Ended December 31, 2008
Asset retirement obligation at beginning of period	$6,037	$5,106
Asset retirement accretion expense	381	357
Foreign currency exchange gain	340	(279)
Change in estimates	—	1,213
Property dispositions	—	(360)

Asset retirement obligation at end of period	$6,758	$6,037

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—GEOGRAPHIC OPERATING SEGMENT INFORMATION

        We have operations in only one industry segment, the oil and natural gas exploration and production industry. We are structured along geographic operating segments or regions. During the current period we reclassified our operations in Turkey, Hungary and Romania to discontinued operations (See Note 12). As a result, we have continuing operations in the United States and France.

        The following tables provide the geographic operating segment data required by Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information".

	Three Months Ended September 30, 2009
	United States	France	Total
Revenues	$63	$5,141	$5,204
Costs and expenses	3,307	3,705	7,012

Operating income (loss)	$(3,244)	$1,436	$(1,808)

	Three Months Ended September 30, 2008
	United States	France	Total
Revenues	$15	$9,626	$9,641
Costs and expenses	(131)	3,626	3,495

Operating income	$146	$6,000	$6,146

	Nine Months Ended September 30, 2009
	United States	France	Total
Revenues	$217	$12,879	$13,096
Costs and expenses	12,729	11,501	24,230

Operating income (loss)	$(12,512)	$1,378	$(11,134)

	Nine Months Ended September 30, 2008
	United States	France	Total
Revenues	$40	$29,438	$29,478
Costs and expenses	14,548	11,377	25,925

Operating income (loss)	$(14,508)	$18,061	$3,553

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7—GEOGRAPHIC OPERATING SEGMENT INFORMATION (Continued)

	Total Assets(1)
	United States	France	Hungary	Turkey	Romania	Total
	Continuing Operations		Discontinued Operations
September 30, 2009	$194,256	$97,404	$—	$(109,049)	$—	$182,611

December 31, 2008	$276,434	$93,691	$1,974	$(69,537)	$(33,046)	$269,516

(1)
Each segment's total assets reflect the effect of intersegment eliminations of $53,266 for the periods ending September 30, 2009 and $62,360 December 31, 2008

NOTE 8—INCOME TAXES

        At September 30, 2009, we recorded a zero income tax payable as all income taxes have been paid. For the nine months ended September 30, 2009 and 2008 we paid income taxes of approximately $4 million and $2.5 million, respectively, related to French taxable income. As of September 30, 2009, our French operations recorded a $332,000 tax benefit, and the U.S. operations recorded a tax benefit of $670,000, which resulted in a consolidated tax benefit of $1 million. Our effective income tax rate differs from the statutory rates applicable to jurisdictions in which we operate due primarily to the establishment of a U.S. valuation allowance of $4 million, which was required because we could not be assured of the future utilization of net operating losses of $11.8 million.

        The Company records income taxes in accordance with the provisions of FASB Accounting Standards Codification (ASC) 740, "Income Taxes". We have recognized an increase in the liability for unrecognized tax expense of approximately $45,000, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, our unrecognized tax benefits totaled approximately $357,000, the disallowance of which would not materially affect the effective income tax rate. There are no tax positions for which a material change in the unrecognized tax benefit is reasonably possible in the next 12 months.

        The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. Additionally, the Company recognized approximately $28,000 for the accrual of interest and penalties at January 1, 2007, which was included as a component of the $357,000 unrecognized tax benefit noted above. During the nine months ended September 30, 2009, the Company recognized $0 in potential interest and penalties associated with uncertain tax positions. At September 30, 2009, our income tax liability was reduced by $314,000 as a result of the close of the 2005 tax year. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

        In addition to U.S. federal tax returns, we file several state and foreign tax returns, many of which remain open for examination for five years.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 9—CAPITAL

        For the nine months ended September 30, 2009, the Company issued 1,314,204 shares of stock to employees and directors, of which 939,597 shares were immediately vested in accordance with the terms of the grants and 31,000 stock options were exercised under the terms of the option agreements. Forfeitures for the nine months ended September 30, 2009 were 122,884 shares of restricted stock and 179,500 stock options.

NOTE 10—CAPITALIZED INTEREST

        We capitalize interest on major projects that require an extended period of time to complete. Interest capitalized for the three months ended September 30, 2009 and 2008 was $118,000 and $230,000 respectively. Interest capitalized for the nine months ended September 30, 2009 and 2008 was $355,000 and $780,000, respectively.

NOTE 11—COMMITMENTS AND CONTINGENCIES

        In 2005, two separate incidents occurred offshore Turkey in the Black Sea, which resulted in the sinking of two caissons (the "Fallen Structures") and the loss of three natural gas wells. The Company has not been requested to or ordered by any governmental or regulatory body to remove the caissons. Therefore, the Company believes that the likelihood of receiving such a request or order is remote and no liability has been recorded. In connection with the Company's sale of its 26.75% interest in the SASB to Petrol Ofisi in March 2009 and its sale of Toreador Turkey to Tiway in October 2009, the Company has agreed to indemnify Petrol Ofisi and Tiway, respectively, against and in respect of any claims, liabilities and losses arising from the Fallen Structures. The Company has also indemnified a third party vendor for any claims made related to these incidents.

        On October 16, 2003, the Company entered into an agreement (the "Netherby Agreement") with Netherby Investments Limited ("Netherby") pursuant to which Netherby agreed to post the collateral required by the Turkish government for the Company to retain its rights to the eight off-shore exploration SASB licenses in exchange for a 1.5% gross overriding royalty interest (the "Overriding Royalty") on the net value to Toreador of all future production on SASB, if any. On April 30, 2009, the Company received a letter from attorneys representing Netherby claiming that Toreador's sale of its 26.75% interest in the SASB to Petrol Ofisi in March 2009 and Toreador's proposed sale of its remaining 10% interest in the SASB constitute a breach of the Netherby Agreement and demanding a $10.4 million payment. Toreador does not believe that Netherby is entitled to the $10.4 million claimed, though no formal legal evaluation of the likely outcome of this claim can be made at this time. The Company has agreed to indemnify Petrol Ofisi and Tiway against and in respect of any and all claims, liabilities, and losses arising from the Overriding Royalty. Additionally, the Company believes the claim is baseless, without merit and will be vigorously defended against.

        On June 17, 2009, The Scowcroft Group, Inc. ("Scowcroft") filed a complaint in the United States District Court for the District of Columbia against the Company. The complaint alleges that Toreador breached a contract (the "Scowcroft Contract") between Scowcroft and Toreador relating to the sale of its interests in the SASB and that Scowcroft is entitled to a success fee thereunder as a result of the sale of Toreador's interests in the SASB to Petrol Ofisi in March 2009. The complaint also alleges unjust enrichment/quantum meruit and fraud. Scowcroft is seeking damages in the amount of $2 million plus interest, costs and expenses. On July 24, 2009, the Company filed a motion to dismiss

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 11—COMMITMENTS AND CONTINGENCIES (Continued)

the complaint. The district court denied the Company's motion to dismiss the action on October 26, 2009. The Company's answer is due by November 20, 2009. The Company believes the lawsuit lacks merit and intends to continue vigorously defending itself.

        From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position.

NOTE 12—DISCONTINUED OPERATIONS

        In the fourth quarter of 2008 and during the first quarter of 2009, Toreador farmed out or sold all of its working interests in Romania to three different companies and closed its office; thus, we no longer have any operational involvement in Romania. This resulted in a financial gain of $5.8 million which was recorded in the first quarter of 2009. All revenues and expenses associated with the Romanian operation for the three months ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008 have been included in discontinued operations.

        In February 2009, the Board of Directors authorized management to retain Stellar Energy Advisors, based in London, UK, to manage a process to monetize its wholly owned subsidiary, Toreador Turkey, including the Company's remaining 10% interest in the SASB, in addition to the onshore production, and 2.2 million net acres in exploration licenses that are currently held in Turkey. On September 30, 2009, the Company entered into the Share Purchase Agreement with Tiway, pursuant to which the Company agreed to sell 100% of the outstanding shares of Toreador Turkey to Tiway. The sale of Toreador Turkey was completed on October 7, 2009. All revenues and expenses associated with the Turkish operation, including the dry hole cost of the Durusu #1 well of $1.3 million and impairment expense of $5.3 million, for the three months ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008 have been included in discontinued operations.

        Additionally, on September 30, 2009, the Company entered into the Quota Purchase Agreement with RAG, pursuant to which the Company agreed to sell 100% of its equity interests in Toreador Hungary to RAG. The sale of Toreador Hungary was completed on September 30, 2009. This resulted in a financial loss of $4.2 million which was recorded in the third quarter of 2009.Therefore, all expenses associated with the Hungarian operation for the three months ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008 have been included in discontinued operations.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 12—DISCONTINUED OPERATIONS (Continued)

        The results of operations of assets in Romania, Turkey and Hungary have been presented as discontinued operations in the accompanying consolidated statement of operations. Results for these assets reported as discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Oil and natural gas sales	$1,632	$8,054	$4,545	$22,062
Operating costs and expenses:
Lease operating expense	381	2,477	886	6,277
Exploration expense	136	756	868	1,979
Dry hole costs	1,318	—	1,318	—
Depreciation, depletion and amortization	52	8,788	157	26,463
Impairment of oil and natural gas properties	5,425	—	10,725	53,479
General and administrative expense	1,720	580	3,424	2,045
(Gain) loss on sale of properties and other assets	4,171	—	(1,675)	—

Total operating costs and expenses	13,203	12,601	15,703	90,243

Operating loss	(11,571)	(4,547)	(11,158)	(68,181)
Other income (expense)
Foreign currency exchange gain	1,190	1,608	3,822	1,953
Interest and other income	18	261	414	395
Loss on early extinguishment of debt—revolving credit facility	—	—	(4,881)	—
Interest expense	(155)	(1,030)	(185)	(3,266)

Net loss before income taxes	(10,518)	(3,708)	(11,988)	(69,099)
Income tax provision (benefit)	—	19	—	(2,871)

Loss from discontinued operations	$(10,518)	$(3,727)	$(11,988)	$(66,228)

        The assets and liabilities of discontinued operations presented separately under the captions "Oil and natural gas properties, net, held for sale", "Other assets held for sale" and "Liabilities held for sale" in balance sheets for the periods ended September 30, 2009 and December 31, 2008 are valued at

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 12—DISCONTINUED OPERATIONS (Continued)

the lower of cost or fair value less cost of selling such assets. The table below shows the components of the other assets held for sale and liabilities held for sale.

	September 30, 2009	December 31, 2008
	(Unaudited)
Current assets:
Cash	$2,203	$7,519
Accounts receivable	5,811	4,392
Other	6,963	1,567

Total current assets	14,997	13,478

Other assets	394	1,485

Other assets held for sale	$15,371	$14,963

Current liabilities:
Accounts payable and accrued liabilities	$2,764	$9,223
Deferred lease payable	—	115
Asset retirement obligations	—	2,028

Liabilities held for sale	$2,764	$11,366

NOTE 13—DERIVATIVES

        We periodically utilize derivative instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the sales price of crude oil and natural gas. We entered into futures and swap contracts for approximately 16,000 Bbls per month for the months of January 2008 through September 2008. This resulted in a net derivative fair value gain of $2.4 million for the three months ended September 30, 2008 and a loss of $1.8 million for the nine months ended September 30, 2008. Presented in the table below is a summary of the contracts entered in 2008 and (gain) loss as of September 30, 2008:

Type	Period	Barrels	Floor	Ceiling	(Gain) Loss
Collar	January 1 - March 31, 2008	48,000	$84.75	$92.75	$19
Collar	April 1 - June 30, 2008	48,000	$92.25	$100.25	2,239
Collar	July 1 - September 30, 2008	48,000	$91.75	$99.75	(452)

					$1,806

        On June 16, 2009, we entered into futures and swap contracts for approximately 18,000 Bbls per month for the months of July 2009 through December 2009. Presented in the table below is a summary

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 13—DERIVATIVES (Continued)

of the contracts entered into for the nine month period ended September 30, 2009 and gain as of September 30, 2009:

Type	Period	Barrels	Floor	Ceiling	Gain
Collar	July 1 - September 30, 2009	55,200	$65.00	$77.00	$(7)
Collar	October 1 - December 31, 2009	55,200	$65.00	$77.00	—

					$(7)

NOTE 14—FAIR VALUE MEASUREMENTS

        The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value, at September 30, 2009 and December 31, 2008, due to the short-term nature or maturity of the instruments.

        Long-term debt approximated fair value based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same maturities.

        On September 30, 2009, the convertible subordinate notes which had a book value of $63.6 million, were trading at $965.00, which would equal a fair market value of approximately $61.4 million.

        On December 31, 2008 the convertible subordinate notes which had a book value of $80.28 million, were trading at $770.00, which would equal a fair market value of approximately $61.8 million.

        The Company establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels, in accordance with the provisions of FASB Accounting Standards Codification (ASC) 820, "Fair Value Measurements and Disclosures." The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.

        Certain assets and liabilities are reported at fair value on a non-recurring basis in our consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

        Oil and Gas Properties Held for Sale—In February 2009, the Board of Directors authorized management to retain Stellar Energy Advisors, based in London, UK, to manage a process to monetize its wholly owned subsidiary, Toreador Turkey Limited, including the Company's remaining 10% interest in the SASB, in addition to the onshore production, and 2.2 million net acres in exploration licenses that are currently held in Turkey. These properties are valued at the lower of cost or fair value less selling expenses.

        Asset Impairments—In accordance with the provisions of FASB Accounting Standards Codification (ASC) 360, , "Property, Plant and Equipment," we review a proved oil and gas property for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 14—FAIR VALUE MEASUREMENTS (Continued)

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

        Goodwill—We account for goodwill in accordance with the provisions of FASB Accounting Standards Codification (ASC) 350, "Intangibles Goodwill and Other," . Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

        Asset Retirement Obligations—We estimate the fair values of asset retirement obligations (AROs) on initial recognition based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates. See Note 6—Asset Retirement Obligations for a summary of changes in AROs.

        Measurement information for assets that are measured at fair value on a non-recurring basis was as follows:

		Fair Value Measurements Using
Description	Fair Value Measurement	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment Loss
	(in millions)
Nine months Ended September 30, 2009
Impaired oil and natural gas properties	$16,507	—	—	$16,507	$(10,725)

NOTE 15—IMPAIRMENT OF ASSETS

        We evaluate producing property costs for impairment and reduce such costs to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to the provisions of FASB Accounting Standards Codification (ASC) 360, "Property, Plant and Equipment". We assess impairment of non-producing leasehold costs and undeveloped mineral and royalty interests periodically on a field-by-field basis. We charge any impairment in value to expense in the period incurred. For the nine months ended September 30, 2009, we incurred an impairment charge of $10.7 million on our natural gas properties in Turkey and Hungary which is included in discontinued operations.

        The impairment charge in Turkey of $5.3 million is a result of a decline in the fair market value of the Company's interest in South Akcakoca Sub-Basin assets, which was recorded in the first quarter of

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 15—IMPAIRMENT OF ASSETS (Continued)

2009. The fair market value decline was due to a 25% reduction in the posted sales price of natural gas produced in Turkey announced on May 1, 2009.

        In the third quarter of 2009, the Company decided not to proceed with the construction of the Kiha pipeline in Hungary, due to the poor results of the Tompa Deep well and the impending sale of Toreador Hungary, which was completed on September 30, 2009. This resulted in an impairment of $5.4 million which represented our share of costs capitalized for the pipeline and the previously drilled Kiha 15 well.

NOTE 16—RELOCATION OF HEADQUARTERS AND EMPLOYEE TERMINATIONS

        As of June 30, 2009 the Company has completed the relocation of its headquarters from Dallas, Texas to Paris, France.

        On March 17, 2009, Toreador provided notice to 16 employees whose employment was terminated on such date or whose employment will be terminated in connection with the expected relocation of our headquarters to Paris. As of June 30, 2009 the relocation and closing of the Dallas operations was complete, with certain employees entitled to receive financial incentives because the relocation was completed by June 30, 2009. With regard to severance payments made, upon the receipt from each severed employee of an executed release of all present and future claims, Toreador has paid an aggregate of $158,000 in cash and issued an aggregate of 367,000 shares of Toreador common stock. In addition, upon certain milestones associated with the relocation having been met, an additional aggregate of $120,752 in stock was distributed to certain employees. In accordance with the provisions of FASB Accounting Standards Codification (ASC) 420, "Exit or Disposal Cost Obligations", the costs associated with the involuntary termination benefits were recognized during the three month period ended March 31, 2009 with respect to those employees terminated prior to March 31, 2009 and costs associated with certain employees required to remain with the Company longer than 60 days are recognized over the minimum service period.

        As of September 30, 2009 we had $4.2 million of costs associated with the Dallas office/relocation of our headquarters to Paris, France. In connection with the relocation of our corporate headquarters to France, additional material charges may be incurred, the amount of which Toreador cannot reasonably estimate at this time, but which will likely include continuing rental obligations for the Dallas office, subject to any reductions due to any subleases, and other relocation costs.

NOTE 17—SALE OF TOREADOR HUNGARY

        On September 30, 2009, the Company entered into the Quota Purchase Agreement with RAG, pursuant to which the Company agreed to sell 100% of its equity interests in Toreador Hungary to RAG for total consideration consisting of (1) a cash payment of €3.7 million (US$5.4 million) paid at closing, (2) US$435,000 (€300,000), which was held back and is subject to a post-closing adjustment, and (3) a contingent payment of US$2.9 million (€2 million) to be paid upon post-transaction completion of agreements relating to certain assets of Toreador Hungary. The sale of Toreador Hungary was completed on September 30, 2009 and resulted in a financial loss of $4.2 million or $0.20 loss per share for the nine months ended September 30, 2009.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 17—SALE OF TOREADOR HUNGARY (Continued)

        The contingent consideration of $435,000 which was held back and is subject to a post-closing adjustment and the $2.9 million which may be paid upon post-transaction completion of agreements relating to certain assets of Toreador Hungary will be recorded as gain on the sale if and when the funds are received.

NOTE 18—SUBSEQUENT EVENTS

        The Company evaluated its September 30, 2009 financial statements for subsequent events through the date the financial statements were issued which was November 9, 2009. The following items require recognition or disclosure in the financial statements.

        On September 30, 2009, the Company entered into the "Share Purchase Agreement with Tiway, pursuant to which the Company agreed to sell 100% of the outstanding shares of Toreador Turkey to Tiway for total consideration consisting of: (1) a cash payment of $10.6 million to be paid at closing (subject to a post-closing adjustment), (2) exploration success payments dependent upon certain future commercial discoveries as provided in the Share Purchase Agreement, up to a maximum aggregate consideration of $40 million, and (3) future quarterly 10% pre-tax net profit interest payments if a field goes into production that was discovered by an exploration well drilled within four years of closing on certain of the licenses then still held by Tiway. The sale of Toreador Turkey was completed on October 7, 2009.

        In October 2009, we repurchased $9 million principal amount of the Notes on the open market and through privately negotiated transactions for $8.7 million plus accrued interest and prepaid loan fees of $340,000. This repurchase resulted in a loss of $26,000 on the early extinguishment of debt which will be recorded in the fourth quarter of 2009.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2008, which was initially filed with the SEC on March 16, 2009 and amended on April 16, 2009. Certain prior-year amounts have been reclassified and adjusted to conform to the 2009 presentation and to present the operations of Turkey, Hungary and Romania as discontinued operations.

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

  •
  declines in our production of crude oil;

  •
  prices for crude oil;

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

EXECUTIVE OVERVIEW

        We are an independent international energy company engaged in the acquisition, exploration, development and production of crude oil. We hold interests in developed and undeveloped oil properties in France and are currently focused on developing the conventional exploration of our French acreage and unconventional exploitation of the Paris Basin Oil Shale. Our financial results depend upon many factors that significantly affect our results of operations including the following:

  •
  the sales price of crude oil;

  •
  the level of total sales volumes of crude oil;

  •
  the availability of, and our ability to raise additional capital resources and provide liquidity to meet, cash flow needs;

  •
  the level of and interest rates on borrowings; and

  •
  the level and success of exploration and development activity.

        During 2008, we saw oil prices rise to unprecedented levels. Then in September 2008 we saw the start of a deterioration in the credit and equity markets, which continued further in the beginning of 2009 before recovering somewhat later in the year. In early to mid-2009 we also experienced a 50% - 60% decline in oil prices from the highest point received in 2008. Although oil prices have begun to rebound, oil prices are, and we expect, will continue to be, extremely volatile for the remainder of the fiscal year 2009. The results of our operations are highly dependent upon the prices received from our oil production, which are dependent on numerous factors beyond our control. Accordingly, significant changes to oil prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue. As discussed further below, these severe economic conditions have caused the Company to reevaluate its capital expenditure program for 2009 and how the Company will operate on a go forward basis.

        In February 2009, we developed a corporate platform that was the building block of our new corporate strategy that was presented at the Annual Shareholder Meeting in June 2009. The Board of Directors and management are committed to restoring shareholder value, exercising financial discipline, transparency in all transactions, assessing strategic alternatives that lay outside and beyond the platform and strengthening the Company during the current economic crisis.

        We believe that the following proactive steps will be the base for the future growth of the Company:

  •
  The sale of a 26.75% interest in the SASB to Petrol Ofisi for aggregate cash consideration of $55 million, $50 million of which was funded on March 3, 2009, with the remaining $5 million paid by Petrol Ofisi to us on September 1, 2009;

  •
  A portion of the net proceeds of the sale of the 26.75% interest in the SASB to Petrol Ofisi have been used to fully repay and retire the credit facilities with the International Finance Corporation;

  •
  The sale of Toreador Hungary on September 30, 2009, for total consideration consisting of (1) a cash payment of US$5.4 million (€3.7 million) paid at closing, (2) US$435,000 (€300,000), which was held back and is subject to a post-closing adjustment, and (3) a contingent payment of US$2.9 million (€2 million) to be paid upon post-transaction completion of agreements relating to certain assets of Toreador Hungary;

  •
  The sale of Toreador Turkey on October 7, 2009 for total consideration consisting of: (1) a cash payment of $10.6 million to be paid at closing (subject to a post-closing adjustment), (2) exploration success payments dependent upon certain future commercial discoveries as provided in the Share Purchase Agreement, up to a maximum aggregate consideration of $40 million, and (3) future quarterly 10% pre-tax net profit interest payments if a field goes into production that was discovered by an exploration well drilled within four years of closing on certain of the licenses then still held by Tiway;

  •
  In April 2009, we repurchased $16.7 million principal amount of the Convertible Senior Notes on the open market and through privately negotiated transactions for $12.7 million plus accrued interest and prepaid loan fees of $650,000. This repurchase resulted in a gain of $3.4 million on the early extinguishment of debt which was recorded in the second quarter of 2009. Additionally, in October 2009, we repurchased $9 million principal amount of the Convertible Senior Notes on the open market and through privately negotiated transactions for $8.7 million plus accrued interest and prepaid loan fees of $340,000. This repurchase resulted in a loss of $26,000 on the early extinguishment of debt which will be recorded in the fourth quarter of 2009;

  •
  A share buyback program was adopted by the Board of Directors in February 2009 for the repurchase of up to 1 million shares of Toreador common stock that may be repurchased in the open market at any time over the next 12 months. As of September 30, 2009, no shares of Toreador common stock have been repurchased pursuant to the share buyback program;

  •
  As of June 30, 2009, the Company has completed the relocation of its headquarters from Dallas, Texas to Paris;

  •
  The Company expects that the Paris Basin will remain the Company's core asset with current production of approximately 900 net barrels per day coming from low-decline, long-life assets. A comprehensive portfolio review of our fields and 649,000 net acres held pursuant to licenses continues and an additional 154,000 that are pending permitting. The results of the study will be used to launch the three-year strategic plan that was announced at the Annual Stockholders Meeting in June 2009;

  •
  On June 16, 2009 we entered into futures and swap contracts for approximately 18,000 Bbls per month for the months of July 2009 through December 2009 with a floor price of $65.00 per Bbl and a ceiling of $77.00 per Bbl.;

  •
  A rig contract has been signed to drill the La Garenne well, in France, on the 100% owned Rigny le Ferron permit and is scheduled to spud late November pending regulatory approvals. The well is an updip test of the nearby Flacy 1 and 2 oil discoveries made and produced in the 1980's. The well has the potential of proving between 6-30 mmbo of oil in place.

  Financial Summary

        For the nine months ended September 30, 2009:

  •
  We had revenues from continuing operations of $13.1 million.

  •
  Operating costs from continuing operations were $24.2 million.

  •
  Loss from discontinued operations, net of income taxes, was $12 million.

  •
  Net loss available to common shares was $20.5 million.

  •
  Production was 248 MBOE.

  •
  Capital expenditures were $5 million.

        At September 30, 2009:

  •
  Cash of $10.6 million.

  •
  We had a current ratio of 4.07 to 1.

  •
  We had a debt to equity ratio of 2.02 to 1.

  •
  Oil and natural gas properties held for sale of $16.5 million, which reflects a $5.3 million impairment (discontinued operations shown on the statement of operations), recorded at March 31, 2009, of our SASB field in offshore Turkey due to the 25% reduction in the posted price of natural gas announced on May 1, 2009. In the third quarter we recorded $1.3 million to dry hole costs for the Durusu #1 well. We believe that this amount represents the fair value, less selling cost, of our remaining 10% interest in the SASB, in addition to our onshore production, and 2.2 million net acres in exploration licenses that are currently held in Turkey.

  •
  In September we closed on the sale of Toreador Hungary which resulted in a financial loss of $4.2 million. Additionally, we recorded an impairment of the Kiha pipeline and related well costs of $5.4 million. Both of these amounts are classified as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

        This section should be read in conjunction with Note 5 to Notes to Consolidated Financial Statements included in this filing.

  Liquidity

        The Company's liquidity depends on cash flow from operations and existing cash resources. As of September 30, 2009, we had cash of $10.6 million, a current ratio of approximately 4.07 to 1 and a debt to equity ratio of 2.02 to 1. For the nine months ended September 30, 2009, we had an operating loss of $11.1 million and capital expenditures were $5 million.

        During 2008, we saw oil prices rise to unprecedented levels. Then in September 2008 we saw the start of a deterioration in the credit and equity markets, which continued further in the beginning of 2009 before recovering somewhat later in the year. In early to mid-2009 we also experienced a 50% - 60% decline in oil prices from the highest point received in 2008. Although oil prices have begun to rebound, oil prices are, and we expect, will continue to be, extremely volatile for the remainder of the fiscal year 2009. In order to reduce our vulnerability to crude oil price fluctuations, we have entered into a collar for approximately 18,000 Bbls per month for the months of July 2009 through December 2009. This transaction sets the floor at $65.00 per Bbl and the ceiling at $77.00 per Bbl.

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

        In June 2009, the Company announced its strategy for the next three years at the Annual Shareholder Meeting. The strategy is built on: (i) reduction in overhead—through relocating our corporate headquarters to Paris, France, significant savings of general and administrative expense due to a consolidation of job functions and the sale of all the Company's remaining interest in Turkey; (ii) uses of cash—other than funding our capital program to meet minimum commitments associated with the Company's licenses, we expect that our primary use of discretionary cash will be used to reduce debt; (iii) a focused oil portfolio review—the Company will refocus its efforts to those areas that offer the best chance of success and have a proven infrastructure for the oil industry. We believe that our current acreage position in France can serve as the platform for growth and offer the Company the best opportunity to create stockholder value; and (iv) performance management—the

Board of Directors and management are committed to the best practices in corporate governance and will continually be reviewing and where necessary revising the procedures used to operate the Company. We intend to use third party expertise to review and challenge our procedures and methodologies, both operationally and administratively. Also performance management, actions followed by positive results, will become a driving principle in operating the Company.

        On March 3, 2009, we completed the sale of a 26.75% interest in the SASB to Petrol Ofisi for $55 million. In accordance with the agreement, $50 million of the proceeds was paid by Petrol Ofisi upon closing and the remaining $5 million was paid on September 1, 2009. Simultaneous with the closing of the sale of the 26.75% interest in the SASB to Petrol Ofisi, we repaid the secured revolving credit facility with the International Finance Corporation. The total amount of the payment was $36.4 million, which was comprised of $30 million principal, $5.9 million additional compensation due under the credit facility as a result of our repayment (such additional compensation calculated under the terms of the credit facility as a percentage of the Company's earnings before interest, tax, depreciation, amortization, and exploration expense) and $500,000 for accrued interest and fees. As a result of the early extinguishment, we recorded a loss of $4.9 million for the nine months ended September 30, 2009, which was recorded in discontinued operations. Following the retirement of the credit facility with the International Finance Corporation, the Company does not have a credit facility and currently relies on its cash balance to meet its immediate cash requirements. Management will seek to secure a new facility in 2009, but given the current economic and financial market conditions due to the global credit market crisis, there can be no assurance that a new facility can be obtained on acceptable terms or at all.

        On September 30, 2009, we completed the sale of Toreador Hungary for total consideration consisting of (1) a cash payment of US$5.4 million (€3.7 million) paid at closing, (2) US$435,000 (€300,000), which was held back and is subject to a post-closing adjustment, and (3) a contingent payment of US$2.9 million (€2 million) to be paid upon post-transaction completion of agreements relating to certain assets of Toreador Hungary.

        On October 7, 2009, we completed the sale of Toreador Turkey for total consideration consisting of: (1) a cash payment of $10.6 million to be paid at closing (subject to a post-closing adjustment), (2) exploration success payments dependent upon certain future commercial discoveries as provided in the Share Purchase Agreement, up to a maximum aggregate consideration of $40 million, and (3) future quarterly 10% pre-tax net profit interest payments if a field goes into production that was discovered by an exploration well drilled within four years of closing on certain of the licenses then still held by Tiway.

        Our capital expenditure budget for 2009 is currently estimated at $8.3 million, which includes $5 million of capital expenditures incurred through September 30, 2009 for our share of capital costs incurred in Turkey and Hungary prior to the sale of those entities and approximately $3.3 million for the drilling of the La Garenne exploratory well in France.

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

        On June 17, 2009, The Scowcroft Group, Inc. ("Scowcroft") filed a complaint in the United States District Court for the District of Columbia against the Company. The complaint alleges that Toreador breached a contract (the "Scowcroft Contract") between Scowcroft and Toreador relating to the sale of its interests in the SASB and that Scowcroft is entitled to a success fee thereunder as a result of the sale of Toreador's interests in the SASB to Petrol Ofisi in March 2009. The complaint also alleges unjust enrichment/quantum meruit and fraud. Scowcroft is seeking damages in the amount of $2 million plus interest, costs and expenses. On July 24, 2009, the Company filed a motion to dismiss the complaint. The district court denied the Company's motion to dismiss the action on October 26, 2009. The Company's answer is due by November 20, 2009. The Company believes the lawsuit lacks merit and intends to continue vigorously defending itself.

        We believe we will have sufficient cash flow from operations to meet all of our 2009 obligations. However, if the cash flow from our operations is less than anticipated and if we have used up our cash we may also seek additional capital by: (i) forward selling our crude oil production; (ii) selling our working interest in properties; or (iii) a combination of these actions in addition to issuing new debt or equity securities. Management is also seeking to secure a new credit facility, though there is no guarantee that the Company will be able to obtain a new credit facility on satisfactory terms, if at all. We believe such actions will allow us to meet our capital commitments and that as a result, we will have sufficient liquidity for the remainder of 2009.

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

        In April 2009, we repurchased $16.7 million in principal amount of the Convertible Senior Notes on the open market for $12.7 million plus accrued interest and prepaid loan fees of $650,000. This repurchase resulted in a gain of $3.4 million on the early extinguishment of debt which was recorded in the second quarter of 2009. In October 2009, we repurchased $9 million principal amount of the Convertible Senior Notes on the open market and through privately negotiated transactions for $8.7 million plus accrued interest and prepaid loan fees of $340,000. This repurchase resulted in a loss of $26,000 on the early extinguishment of debt which will be recorded in the fourth quarter of 2009.

        We intend to continue to buy back a portion of the currently outstanding Convertible Senior Notes on the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.

        Under the terms of the Indenture, the Company may be required on October 1, 2010 to repurchase at the option of the Holders the principal amount outstanding of the Convertible Senior Notes (up to approximately an aggregate of $63.6 million as at September 30, 2009). If the Holders exercise their right to require the Company to repurchase the Convertible Senior Notes, the Company expects that it may need to secure new financing or raise additional capital through the issuance of securities to satisfy such payment obligation. If the Company is unable to generate sufficient cash flow to satisfy its obligations, it may also seek additional capital by: (i) forward selling its crude oil; (ii) selling its working interest in properties; or (iii) a combination of these actions, in addition to seeking financing or issuing new debt or equity securities. The Company's management is currently is seeking to secure a new credit facility; however, there is no guarantee that the Company will be able to obtain a new credit facility on satisfactory terms, if at all. There is no assurance that any such transactions will be completed, in which case the Company may not have sufficient liquid resources to satisfy its payment obligation with respect to the Convertible Senior Notes. An inability to access replacement or additional sources of liquidity to fund our cash needs or fund the repayment of the Senior Convertible Notes if the Holders exercise their repurchase rights could adversely affect our growth, our financial condition, our results of operations. It will be more difficult to obtain additional financing if prevailing instability in the credit and financial markets continues.

        An inability to refinance or otherwise fund the Company's payment obligations with respect to the Convertible Senior Notes would result in an event of default under the Convertible Senior Notes, which, if not cured or waived, would permit the holders of the Convertible Senior Notes to declare the outstanding principal, and any accrued and unpaid interest, if any, and any premium, on all the Convertible Senior Notes to be immediately due and payable. If such an acceleration occurs, and the Company is not at that time able to repay, as a result of the actions above or otherwise, or borrow sufficient funds to refinance, the Convertible Senior Notes, the Company may not be able to continue its operations and there would be doubt as to whether the Company could continue as a going concern.

  Dividend

        Dividends on our common stock may be declared and paid out of funds legally available when and as determined by our Board of Directors. Our policy is to hold and invest corporate funds on a conservative basis, and, thus, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

  Contractual Obligations

        The following table sets forth our contractual obligations in thousands at September 30, 2009 for the periods shown:

	Total	Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Long-term debt	$63,592	$—	$63,592	$—	$—
Lease commitments	2,276	358	1,310	608	—

Total contractual obligations	$65,868	$358	$64,902	$608	$—

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

        The following table shows our reserves at December 31, 2008, as if the sale of Hungary and Turkey had occurred on that date:

	December 31, 2008	Proved Reserves Sold	Pro Forma at December 31, 2008
Proved developed:
Oil (MBbl)	4,887	(502)	4,385
Gas (MMcf)	3,473	(3,473)	—
Total (MBOE)	5,466	(1,081)	4,385
Proved undeveloped:
Oil (MBbl)	770	(240)	530
Gas (MMcf)	8,040	(8,040)	—
Total (MBOE)	2,110	(1,580)	530
Total proved:
Oil (MBbl)	5,657	(742)	4,915
Gas (MMcf)	11,513	(11,513)	—
Total (MBOE)	7,576	(2,661)	4,915
Discounted present value at 10% (pretax) (in thousands)(1)	$61,321	$(36,214)	$25,107
Standardized measure of proved reserves (in thousands)	$54,662	$(36,205)	$18,563

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

        In the third quarter of 2009, the Company decided not to proceed with the construction of the Kiha pipeline in Hungary, based on the poor results of the Tompa Deep well and the impending sale of Toreador Hungary, which was completed on September 30, 2009. This resulted in an impairment of $5.4 million which represented our share of costs capitalized for the pipeline and the previously drilled Kiha 15 well.

  Future Development and Abandonment Costs

        Future development costs include costs to be incurred to obtain access to proved reserves, including drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production equipment, gathering systems, wells and related structures and restoration costs of land. We develop estimates of these costs for each of our properties based upon the type of production structure, depth of water, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology, the ultimate settlement amount, inflation factors, credit adjusted discount rates, timing of settlement and changes in the political, legal, environmental and regulatory environment. We review our assumptions and estimates of future abandonment costs on an annual basis. The provisions of FASB Accounting Standards Codification (ASC) 410, "Asset Retirement and Enviromental Obligations", requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

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

  Derivatives

        We periodically utilize derivative instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil. In accordance with the provisions of FASB

Accounting Standards Codification (ASC) 815, "Derivitives and Hedging", we have elected not to designate the derivative financial instruments to which we are a party as hedges, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur. We determine the fair value of futures and swap contracts based on the difference between their fixed contract price and the underlying market price at the determination date. The realized and unrealized gains and losses on derivatives are recorded as a derivative fair value gain or loss in the income statement.

  Foreign Currency Translation

        The functional currency for Turkey and Hungary is the U.S. Dollar and in France the functional currency is the Euro. Translation gains or losses resulting from transactions in the New Turkish Lira in Turkey and the Forint in Hungary are included in loss from discontinued operations for the current period. Translation gains and losses resulting from transactions in Euros are included in other comprehensive income for the current period. We periodically review the operations of our entities to ensure the functional currency of each entity is the currency of the primary economic environment in which we operate.

RESULTS OF OPERATIONS

        The discussion below, with the exception of the discussion under the heading "Discontinued Operations," relates to our corporate activities in the United States and France and oil exploration and production operations in France. Certain prior-year amounts have been reclassified and adjusted to conform to the 2009 presentation and to present the operations of Turkey, Hungary and Romania as discontinued operations and are discussed under the headings "Discontinued Operations."

  COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

        The following tables present production and average unit prices for the geographic segments indicated:

	For the Three Months Ended September 30
	2009	2008
Production:
Oil (MBbls):
France	83	89
Average Price:
Oil $(/Bbl):
France	62.19	108.00

  Revenue

  Oil sales

        Oil sales for the three months ended September 30, 2009 were $5.2 million, as compared to $9.6 million for the three months ended September 30, 2008. This decrease is primarily due to the global decrease in oil prices during the three months ended September 30, 2009, as compared to the comparable period of 2008. This price decrease resulted in a decrease of revenue of $3.8 million. Additionally, we had a decrease in oil production of 6 MBbls as a result of wells being shut in for workovers and natural decline, resulting in a decrease in revenue of $600,000.

        The above table compares both volumes and prices received for oil for the three months ended September 30, 2009 and 2008. Oil prices are, and, we expect, will continue to be, extremely volatile for the remainder of the fiscal year 2009. The results of our operations are highly dependent upon our oil production and the prices received from our oil production, which are dependent on numerous factors beyond our control. Accordingly, significant changes to oil prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.

  Costs and expenses

  Lease operating

        Lease operating expense was $1.5 million, or $18.07 per BOE produced for the three months ended September 30, 2009, as compared to $2.3 million, or $26.15 per BOE produced, for the three months ended September 30, 2008. This decrease is primarily due to a reduction in the cost of services provided by third-party vendors due to current economic conditions and the delay in performing several workovers until a study of the best method to use is finalized.

  Exploration expense

        Exploration expense for the three months ended September 30, 2009 was $22,000, as compared to $170,000 for the three months ended September 30, 2008. This decrease is due primarily to the elimination of the exploration staff in the Dallas office due to the relocation of our headquarters to Paris.

  Depreciation, depletion and amortization

        Depreciation, depletion and amortization expense for the three months ended September 30, 2009 was $1.4 million or $16.87 per BOE produced, as compared to $1.2 million, or $13.43 per BOE produced for the three months ended September 30, 2008. This increase is primarily due to the lower proved reserves assigned to our French assets at December 31, 2008 due to depressed oil prices and was partially offset by the decline in oil production of 6 MBbls in the third quarter of 2009 as compared to the third quarter of 2008.

  General and administrative before stock compensation, cost incurred due to resignation of former officers, costs associated with subsidiary sales and costs associated with the Dallas office/relocation of headquarters

        General and administrative expense, not including stock compensation expense, cost incurred due to the resignation of former officers and the costs associated with the relocation of the corporate headquarters from Dallas, Texas to Paris, France, was $1.9 million for the three months ended September 30, 2009 compared with $1.8 million for the three months ended September 30, 2008.

  Stock compensation expense

        Stock compensation expense was $591,000 for the three months ended September 30, 2009 compared with $397,000 for the three months ended September 30, 2008. This increase is due to the change in the structure of Board compensation, effective beginning in 2009, whereby directors receive a greater portion of their compensation in stock rather than cash and a stock bonus that was granted to foreign office employees. The immediate vesting of grants made to employees in the Dallas office that have been terminated has been classified as "Cost associated with the Dallas office/relocation of corporate headquarters from Dallas, Texas to Paris, France" and are not reflected in this amount.

  Cost associated with subsidiary sales

        For the three months ended September 30, 2009, we incurred $656,000 in legal and consulting expenses due to the sale of the Turkish and Hungarian subsidiaries.

  Cost associated with the Dallas office/ relocation of corporate headquarters from Dallas, Texas to Paris, France

        For the three months ended September 30, 2009 we had $1 million of costs associated with the Dallas office/ relocation of our headquarters to Paris, France. The major components are: 1) salaries and wages associated with Dallas office employees $95,000; 2) severance payments $265,000; 3) corporate restructuring expenses $126,000; 4) travel associated with Dallas office employees $33,000; 5) relocation costs $322,000 and 5) Dallas office rent $73,000.

        For the three months ended September 30, 2008, we did not have any such relocation costs.

  Gain on the early extinguishment of debt

        In August 2008, we repurchased $5.5 million of the Convertible Senior Notes for $4.9 million plus accrued interest of $106,180. Additionally, we expensed $225,995 of prepaid loan fees that are attributable to the repurchased notes. This resulted in a $368,225 gain on the early extinguishment of debt. We intend to continue to buy back a portion of the currently outstanding Convertible Senior Notes in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.

        For the comparable period in 2009, we did not repurchase any of the Convertible Senior Notes and did not record any gain on the early extinguishment of debt.

  Gain (Loss) on oil derivative contracts

        We recorded a gain on oil and gas derivative contracts for the three months ended September 30, 2009 of $7,000, as compared to a gain of $2.4 million for the three months ended September 30, 2008. The gain in 2008 represents the recognized gain on the commodity derivative contracts with Total Oil Trading. Presented in the table below is a summary of the contracts entered into:

Type	Period	Barrels	Floor	Ceiling	Gain
Collar	July 1 - September 30, 2008	48,000	$91.75	$99.75	$2,405

        The gain in 2009 represents the recognized gain on the commodity derivative contracts with Vitol S.A. Presented in the table below is a summary of the contracts entered into:

Type	Period	Barrels	Floor	Ceiling	Gain
Collar	July 1 - September 30, 2009	55,200	$65.00	$77.00	$7
Collar	October 1 - December 30, 2009	55,000	$65.00	$77.00	—

  Foreign currency exchange gain (loss)

        We recorded a gain on foreign currency exchange of $1,000 for the three months ended September 30, 2009 compared with a loss of $17,000 for the three months ended September 30, 2008. This increase is primarily due to the stabilization of the Euro in the third quarter of 2009 as compared to the second quarter of 2008.

  Interest and other income

        Interest and other income was $250,000 for the three months ended September 30, 2009 as compared to interest and other income of $196,000 for the three months ended September 30, 2008. For the three months ended September 30, 2009, our average cash balance was larger than our average cash balance for the three months ended September 30, 2008.

  Interest expense, net of interest capitalized

        Interest expense was $616,000 for the three months ended September 30, 2009, as compared to $1.1 million for the three months ended September 30, 2008. This decrease is due to the retirement of $22.7 million in face value of the 5% Convertible Senior Notes since September 30, 2008.

  Discontinued operations

        In the fourth quarter of 2008 and during the first quarter of 2009, Toreador farmed out or sold all of its working interests in Romania to three different companies and closed its office; thus, we no longer have any operational involvement in Romania. All revenues and expenses associated with the Romanian operation for the three months ended September 30, 2009 and 2008 have been included in discontinued operations.

        In February 2009, the Board of Directors authorized management to retain Stellar Energy Advisors, based in London, UK, to manage a process to monetize its wholly owned subsidiary, Toreador Turkey, including the Company's remaining 10% interest in the SASB, in addition to the onshore production, and 2.2 million net acres in exploration licenses that are currently held in Turkey. On September 30, 2009, the Company entered into the Share Purchase Agreement with Tiway, pursuant to which the Company agreed to sell 100% of the outstanding shares of Toreador Turkey to Tiway. The sale of Toreador Turkey was completed on October 7, 2009. All revenues and expenses associated with the Turkish operation for the three months ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008 have been included in discontinued operations.

        Additionally, on September 30, 2009, the Company entered into the Quota Purchase Agreement with RAG, pursuant to which the Company agreed to sell 100% of its equity interests in Toreador Hungary to RAG. The sale of Toreador Hungary was completed on September 30, 2009. Therefore, all expenses associated with the Hungarian operation for the three months ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008 have been included in discontinued operations.

        The results of operations of assets in Romania, Turkey and Hungary have been presented as discontinued operations in the accompanying consolidated statement of operations. Results for these assets reported as discontinued operations were as follows:

	Three Months Ended September 30,
	2009	2008
Revenue:
Oil and natural gas sales	$1,632	$8,054
Operating costs and expenses:
Lease operating expense	381	2,477
Exploration expense	136	756
Dry hole costs	1,318	—
Depreciation, depletion and amortization	52	8,788
Impairment of oil and natural gas properties	5,425	—
General and administrative expense	1,720	580
Loss on sale of properties and other assets	4,171	—

Total operating costs and expenses	13,203	12,601

Operating loss	(11,571)	(4,547)
Other income (expense)
Foreign currency exchange gain	1,190	1,608
Interest and other income	18	261
Interest expense	(155)	(1,030)

Net loss before income taxes	(10,518)	(3,708)
Income tax provision	—	19

Loss from discontinued operations	$(10,518)	$(3,727)

        The following tables present production and average unit prices for Turkey:

	For the Three Months Ended September 30,
	2009	2008
Production:
Oil (MBbls):
Turkey	14	14
Gas (MMcf):
Turkey	105	471
MBOE:
Turkey	32	93
Average Price:
Oil ($/Bbl):
Turkey	58.65	111.33
Gas ($/Mcf):
Turkey	7.62	12.34
$/BOE:
Turkey	51.52	79.73

        Oil and natural gas sales from discontinued operations for the three months ended September 30, 2009 were $1.6 million, as compared to $8.1 million for the comparable period in 2008. This decrease is primarily due to the sale of our 26.75% interest to Petrol Ofisi, which was completed in March 2009 and the $28.21 per BOE decline in oil and natural gas prices since the comparable period in 2008.

        For the three months ended September 30, 2009 we recorded dry hole costs of $1.3 million in Turkey, which represents the Company's share of the drilling costs that exceed the carry of the Durusu#1 well, which as drilled in offshore Turkey. Additionally, due to the Company's intention not to proceed with the Hungarian pipeline project, we recorded an impairment of $5.4 million which represents our share of the pipeline cost and the capitalized cost of the previously drilled Kiha 15 well.

        The sale of Toreador Hungary resulted in a loss on sale of $4.2 million. This amount is comprised of cash received at closing $5.4 million, less the net book value of assets $12.9 million. plus the reclassification of other comprehensive income from the balance sheet totaling $3.3 million.

  Other comprehensive income

        The most significant element of comprehensive income, other than net income, is foreign currency translation. For the three months ended September 30, 2009, we had accumulated an unrealized loss of $2 million as compared to an unrealized loss of $7.1 million for the comparable period in 2008. This change is primarily due to the strengthening of the U.S. Dollar compared to the Euro for the three months ended September 30, 2009 versus September 30, 2008.

RESULTS OF OPERATIONS

  COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

        The following tables present production and average unit prices for the geographic segments indicated:

	For the Nine Months Ended September 30
	2009	2008
Production:
Oil (MBbls):
France	248	278
Average Price:
Oil ($/Bbl):
France	51.93	105.81

  Revenue

  Oil sales

        Oil sales for the nine months ended September 30, 2009 were $13.1 million, as compared to $29.5 million for the nine months ended September 30, 2008. This decrease is primarily due to the global decrease in oil prices during the nine months ended September 30, 2009, as compared to the comparable period of 2008. This resulted in a reduction of revenue of $13.3 million. Additionally, we had a decrease in oil production of 30 MBbls as a result of wells being shut in for workovers and natural decline, resulting in a decrease in revenue of $3.1 million.

        The above table compares both volumes and prices received for oil for the nine months ended September 30, 2009 and 2008. Oil prices are, and, we expect, will continue to be, extremely volatile for the remainder of the fiscal year 2009. The results of our operations are highly dependent upon our oil production and upon the prices received from our oil production, which are dependent on numerous factors beyond our control. Accordingly, significant changes to oil prices, or material changes in our oil production, are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.

  Costs and expenses

  Lease operating

        Lease operating expense was $5 million, or $20.16 per BOE produced, for the nine months ended September 30, 2009, as compared to $6.9 million, or $24.65 per BOE produced for the nine months ended September 30, 2008. This decrease is primarily due to a reduction in the cost of services provided by third-party vendors due to current economic conditions, the strengthening of the U. S. Dollar compared to 2008 and the delay in performing several workovers until a study of the best method to use is finalized.

  Exploration expense

        Exploration expense for the nine months ended September 30, 2009 was $130,000, as compared to $918,000 for the nine months ended September 30, 2008. This decrease is due primarily to elimination of the exploration staff in the Dallas office due to the relocation of our headquarters to Paris.

  Depreciation, depletion and amortization

        Depreciation, depletion and amortization expense for the nine months ended September 30, 2009 was $4.5 million or $18.15 per BOE produced, as compared to $3.5 million, or $12.55 per BOE produced for the nine months ended September 30, 2008. This increase is primarily due to the lower proved reserves assigned to our French assets at December 31, 2008 due to depressed oil prices and was partially offset by the decline in oil production of 30MBbls for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

  Impairment of oil and gas properties

        For the nine months ended September 30, 2009, we did not incur any impairment charges, as compared to $2.3 million for the nine months ended September 30, 2008. The impairment charge is for the undeveloped leasehold costs in Trinidad, which was due to management's decision to exit Trinidad and discontinue our association with our registered agent in the country.

  General and administrative before stock compensation, cost incurred due to resignation of former officers, costs associated with subsidiary sales and costs associated with the Dallas office/relocation of headquarters

        General and administrative expense, not including stock compensation expense, cost incurred due to the resignation of former officers and the costs associated with the relocation of the corporate headquarters from Dallas, Texas to Paris, France, was $6 million for the nine months ended September 30, 2009 compared to $7.2 million for the nine months ended September 30, 2008. This decrease is primarily due to the reduction in staff of the Dallas office in 2009 due to the relocation of our corporate headquarters to Paris, France.

  Stock compensation expense

        Stock compensation expense was $2.8 for the nine months ended September 30, 2009 compared to $2.3 million for the nine months ended September 30, 2008. This increase is primarily due to the change in the structure of Board compensation, whereby directors receive a greater portion of their compensation in stock rather than cash, and a stock bonus that was granted to foreign office employees. The immediate vesting of grants made to employees in the Dallas office that have been terminated, has been classified as "Cost associated with the Dallas office/relocation of corporate headquarters from Dallas, Texas to Paris, France" and are reflected in this amount.

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

        In June 2008, Michael FitzGerald resigned as Executive Vice President—Exploration and Production and Edward Ramirez resigned as Senior Vice President—Exploration and Production. Their Separation and Release Agreements provided for (i) each to receive one year of salary which together resulted in an expense of $600,000, and (ii) for Mr. FitzGerald the immediate vesting of 5,000 shares of restricted stock grants and for Mr. Ramirez the immediate vesting of 7,000 shares of restricted stock grants which together resulted in an expense of $35,000.

        In addition in June 2008, three other employees resigned, which collectively resulted in an additional $304,000 of expense.

  Cost associated with subsidiary sales

        For the nine months ended September 30, 2009, we incurred $765,000 in legal and consulting expenses due to the sale of the Turkish and Hungarian subsidiaries.

  Cost associated with the Dallas office/ relocation of corporate headquarters from Dallas, Texas to Paris, France

        For the nine months ended September 30, 2009 we had $4.2 million of costs associated with the Dallas office/ relocation of our headquarters to Paris, France. The major components are: 1) salaries and wages associated with Dallas office employees $901,000; 2) severance payments $1.7 million; 3) corporate restructuring expenses $752,000; 4) travel associated with Dallas office employees $309,000; 5) relocation costs $322,000 and 6) Dallas office rent $206,000. For the nine months ended September 30, 2008, we did not have any such relocation costs.

  Gain (Loss) on oil and gas derivative contracts

        Gain on oil and gas derivative contracts for the nine months ended September 30, 2009 was $7,000, as compared to a loss of $1.8 million for the nine months ended September 30, 2008. The loss in 2008 represents the recognized loss on the commodity derivative contracts with Total Oil Trading. Presented in the table below is a summary of the contracts entered into:

Type	Period	Barrels	Floor	Ceiling	(Gain) Loss
Collar	January 1 - March 31, 2008	48,000	$84.75	$92.75	$19
Collar	April 1 - June 30, 2008	48,000	$92.25	$100.25	2,239
Collar	July 1 - September 30, 2008	48,000	$91.75	$99.75	(452)

					$1,806

        The gain in 2009 represents the recognized gain on the commodity derivative contracts with Vitol S.A. Presented in the table below is a summary of the contracts entered into:

Type	Period	Barrels	Floor	Ceiling	Gain
Collar	July 1 - September 30, 2009	55,200	$65.00	$77.00	$7

  Foreign currency exchange gain (loss)

        We recorded a loss on foreign currency exchange of $131,000 for the nine months ended September 30, 2009 compared with a gain of $1 million for the nine months ended September 30, 2008. This decrease is primarily due the stabilization of the Euro in the first nine months of 2009 as compared to the comparable period 2008.

  Gain on the early extinguishment of debt

        In April 2009, we repurchased $16.7 million principal amount of the Convertible Senior Notes on the open market and through privately negotiated transactions for $12.7 million plus accrued interest and prepaid loan fees of $650,000. This repurchase resulted in a gain of $3.4 million on the early extinguishment of debt which was recorded in the second quarter of 2009. For the nine months ended September 30, 2008, we repurchased $5.5 million principal amount of the Convertible Senior Notes for $4.9 million plus accrued interest of $106,180 and $222,995 of prepaid loan fees that are attributable to the repurchased Convertible Senior Notes. This resulted in a gain on the early extinguishment of debt of $368,225. We intend to continue to buy back a portion of the currently outstanding Convertible Senior Notes in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.

  Interest and other income

        Interest and other income was $726,000 for the nine months ended September 30, 2009 as compared to interest and other income of $598,000 for the nine months ended September 30, 2008. The increase is primarily due to average cash balance being higher for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to our recent dispositions in Turkey and Hungary and related reduction in capital expenditures.

  Interest expense, net of interest capitalized

        Interest expense was $2.6 million for the nine months ended September 30, 2009, as compared to $3.1 million for the nine months ended September 30, 2008. This decrease is due to the retirement of $22.7 million in face value of the 5% Convertible Senior Notes since September 30, 2008.

  Discontinued operations

        In the fourth quarter of 2008 and during the first quarter of 2009, Toreador farmed out or sold all of its working interests in Romania to three different companies and closed its office; thus, we no longer have any operational involvement in Romania. All revenues and expenses associated with the Romanian operation for the three months ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008 have been included in discontinued operations.

        In February 2009, the Board of Directors authorized management to retain Stellar Energy Advisors, based in London, UK, to manage a process to monetize its wholly owned subsidiary, Toreador Turkey, including the Company's remaining 10% interest in the SASB, in addition to the onshore production, and 2.2 million net acres in exploration licenses that are currently held in Turkey. On September 30, 2009, the Company entered into the Share Purchase Agreement with Tiway, pursuant to which the Company agreed to sell 100% of the outstanding shares of Toreador Turkey to Tiway. The sale of Toreador Turkey was completed on October 7, 2009. All revenues and expenses associated with the Turkish operation for the three months ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008 have been included in discontinued operations.

        Additionally, on September 30, 2009, the Company entered into the Quota Purchase Agreement with RAG, pursuant to which the Company agreed to sell 100% of its equity interests in Toreador Hungary to RAG. The sale of Toreador Hungary was completed on September 30, 2009. Therefore, all expenses associated with the Hungarian operation for the three months ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008 have been included in discontinued operations.

        The results of operations of assets in Romania, Turkey and Hungary have been presented as discontinued operations in the accompanying consolidated statement of operations. Results for these assets reported as discontinued operations were as follows:

	Nine Months Ended September 30,
	2009	2008
Revenue:
Oil and natural gas sales	$4,545	$22,062
Operating costs and expenses:
Lease operating expense	886	6,277
Exploration expense	868	1,979
Dry hole costs	1,318	—
Depreciation, depletion and amortization	157	26,463
Impairment of oil and natural gas properties	10,725	53,479
General and administrative expense	3,424	2,045
Gain on sale of properties and other assets	(1,675)	—

Total operating costs and expenses	15,703	90,243

Operating loss	(11,158)	(68,181)
Other income (expense)
Foreign currency exchange gain	3,822	1,953
Interest and other income	414	395
Loss on early extinguishment of debt—revolving credit facility	(4,881)	—
Interest expense	(185)	(3,266)

Net loss before income taxes	(11,988)	(69,099)
Income tax benefit	—	(2,871)

Loss from discontinued operations	$(11,988)	$(66,228)

        The following tables present production and average unit prices for Turkey:

	For the Nine Months Ended September 30,
	2009	2008
Production:
Oil (MBbls):
Turkey	39	42
Gas (MMcf):
Turkey	301	1,448
MBOE:
Turkey	89	284
Average Price:
Oil ($/Bbl):
Turkey	49.79	105.14
Gas ($/Mcf):
Turkey	8.64	10.75
$/BOE:
Turkey	50.94	70.54

        Oil and natural gas sales from discontinued operations for the nine months ended September 30, 2009 were $4.5 million, as compared to $22.1 million for the nine months ended September 30, 2008. This decrease is primarily due to the sale of our 26.75% interest in the SASB to Petrol Ofisi, which was completed in March 2009, and the $18.6 per BOE decline in oil and natural gas prices since the comparable period in 2008.

        For the nine months ended September 30, 2009 we recorded dry hole costs of $1.3 million in Turkey, which represents the Company's share of the drilling costs that exceed the carry of the Durusu#1 well, which was drilled in offshore Turkey. Additionally, for the nine months end September 30, 2009 we recorded an impairment of $10.7 million due to 1) the Company's decision not to proceed with the Kiha pipeline in Hungary, we recorded an impairment of $5.4 million, which represents our share of the pipeline cost and the capitalized cost of the pipeline and the previously drilled Kiha 15 well and 2) we recorded a $5.3 million impairment in Turkey due to the decline in the fair market value of the Company's interest in the South Akcakoca Sub-Basin assets, which was due to a 25% reduction in the posted sales price of natural gas produced in Turkey.

        The sale of the Romanian assets resulted in a gain on sale of $5.8 million and the sale of the Hungarian entity resulted in a loss of $4.2 million or a net gain on sale of assets totaling $1.7 million.

  Other comprehensive income

        The most significant element of comprehensive income, other than net income, is foreign currency translation. For the nine months ended September 30, 2009, we had accumulated an unrealized loss of $4.3 million, after reclassifying $8.6 million to discontinued operations associated with the exiting of Hungary and Romania, as compared to an unrealized income of $2.3 million for the nine months ended September 30, 2008. This is primarily due to the weakening of the U.S. Dollar compared to the Euro in 2009.

        The functional currency of our operations in France is the Euro. The functional currency in Turkey and Hungary is the U.S. Dollar. The exchange rates at September 30, 2009 and 2008 were:

	September 30,
	2009	2008
Euro	$1.4643	$1.4303
New Turkish Lira	$0.6737	$0.7887
Hungarian Forint	$0.0054	$0.0059

  Off-balance sheet arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the Company's market risk during the nine months ended September 30, 2009. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company's 2008 Annual Report on Form 10-K which was initially filed with the SEC on March 16, 2009 and amended on April 16, 2009.

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

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2009 were effective.

Changes in Internal Control over Financial Reporting

        In the quarter ended September 30, 2009, due to the announced relocation of the headquarters to Paris, France, we eliminated three positions in our accounting and finance department. The responsibility and duties of these individuals were assumed by the remaining personnel. Management believes that the change does not materially affect our system of internal control due to compensating controls that are currently in effect.

        Effective for the quarter ended September 30, 2009, the Company has engaged a three-person team of external accountants at Dauge-Fidelio, an independent member of Crowe Horwath International, including one at the partner level, to perform the job functions that were previously being performed by the accounting and finance employees whose positions were eliminated in connection with the relocation of the Company's headquarters from Dallas, Texas to Paris, France. In addition, the Company's former Chief Financial Officer has been retained in an advisory role through March 2010 to assist in the oversight of the Company's financial reporting and ensure a smooth transition of such responsibilities to the Company's newly appointed Chief Financial Officer, effective September 15, 2009.

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

ITEM 6.    EXHIBITS

Exhibit Number	Description	Incorporation by Reference
10.1	Employment Agreement by and between the Company and Craig McKenzie dated August 24, 2009.	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 24, 2009.
10.2	Employment Agreement by and between the Company and Marc Sengès dated September 15, 2009.	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 17, 2009.
10.3	Quoin Purchase Agreement, dated September 30, 2009, between the Company and RAG (Rohöl-Aufsuchungs Aktiengesellschaft).	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 6, 2009.
10.4	Share Purchase Agreement dated September 30, 2009 among the Company, Tiway Oil BV and Tiway Oil AS.	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 6, 2009.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION
November 9, 2009	/s/ CRAIG M. MCKENZIE Craig M. McKenzie President and Chief Executive Officer
November 9, 2009	/s/ MARC SENGÈS Marc Sengès Chief Financial Officer