Form 10-Q
period 2010-03-31
TOREADOR RESOURCES CORP
filed 2010-05-10
CIK 98720

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
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

        As of May 3, 2010, there were 24,941,155 shares of common stock, par value $.15625 per share, outstanding.

TOREADOR RESOURCES CORPORATION

PART I. FINANCIAL INFORMATION

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$38,155	$8,712
Accounts receivable	2,855	3,126
Income tax receivable	599	245
Other	2,211	3,593

Total current assets	43,820	15,676

Oil and natural gas properties, net, using successful efforts method of accounting	69,285	74,261
Investments	200	200
Goodwill	3,717	3,973
Other assets	3,316	2,685

	$120,338	$97,155

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,905	$12,491
Deferred lease payable	109	107
Derivatives	855	886
Current portion of long-term debt	32,385	32,385
Income tax payable	187	—

Total current liabilities	41,441	45,869

Long-term accrued liabilities	360	385
Deferred lease payable	414	442
Asset retirement obligations	6,406	6,733
Deferred income tax liabilities	14,787	15,358
Convertible senior notes	35,028	22,231

Total liabilities	98,436	91,018

Commitments and contingencies
Stockholders' equity:
Common stock, $0.15625 par value, 30,000,000 shares authorized; 25,668,126 and 22,106,955 issued and 24,947,099 and 21,385,928 outstanding	4,011	3,454
Additional paid-in capital	198,288	170,895
Accumulated deficit	(184,064)	(176,578)
Accumulated other comprehensive income	6,201	10,900
Treasury stock at cost, 721,027 shares	(2,534)	(2,534)

Total stockholders' equity	21,902	6,137

	$120,338	$97,155

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
	(In thousands, except per share data)
Oil and natural gas sales	$5,511	$3,387
Operating costs and expenses:
Lease operating	1,240	1,788
Exploration expense	18	76
Depreciation, depletion and amortization	1,098	1,604
General and administrative	5,005	5,003
Gain on oil and gas derivative contracts	(31)	—

Total operating costs and expenses	7,330	8,471

Operating loss	(1,819)	(5,084)
Other (expense) income:
Foreign currency exchange gain (loss)	205	(51)
Loss on early extinguishment of debt	(4,256)	—
Interest and other income	80	209
Interest expense, net of interest capitalized	(784)	(1,075)

Total other income expense	(4,755)	(917)

Loss before taxes	(6,574)	(6,001)
Income tax provision (benefit)	330	(78)

Loss from continuing operations, net of income taxes	(6,904)	(5,923)

Loss from discontinued operations, net of income taxes	(575)	(4,953)

Loss available to common shares	$(7,479)	$(10,876)

Basic loss available to common shares per share:
From continuing operations, net of income taxes	$(0.30)	$(0.29)
From discontinued operations, net of income taxes	(0.02)	(0.25)

	$(0.32)	$(0.54)

Diluted loss available to common shares per share:
From continuing operations, net of income taxes	$(0.30)	$(0.29)
From discontinued operations, net of income taxes	(0.02)	(0.25)

	$(0.32)	$(0.54)

Weighted average shares outstanding:
Basic	23,002	20,123
Diluted	23,002	20,123

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock (Shares)	Common Stock ($)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock (Shares)	Treasury Stock ($)	Total Stockholders' Equity
Balance at December 31, 2009	22,107	3,454	170,895	(176,578)	10,900	(721,027)	(2,534)	6,137
Exercise of stock options	5	—	15	—	—		—	15
Return of stock options exercised	—	1	—	—	—		—	1
Issuance of restricted stock	106	17	(17)	—	—		—	—
Issuance of common stock	3,450	539	28,786	—	—		—	29,325
Amortization of deferred stock compensation	—	—	1,129	—	—		—	1,129
Net loss	—	—	—	(7,479)	—		—	(7,479)
Foreign currency translation adjustment	—	—	—	—	(4,699)		—	(4,699)
Tax effect of restricted stock	—	—	(87)	—	—		—	(87)
Payment of equity issuance costs	—	—	(2,489)	—	—		—	(2,489)
Other	—	—	56	(7)	—	—	—	49

Balance at March 31, 2010	25,668	$4,011	$198,288	$(184,064)	$6,201	(721,027)	$(2,534)	$21,902

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months Ended March 30,
	2010	2009
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(7,479)	$(10,876)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,098	1,656
Stock based compensation	1,129	549
Deferred income taxes	(571)	(641)
Accretion expense	57	—
Amortization of deferred debt issuance costs	49	936
Impairment on oil and natural gas properties in Turkey	—	5,300
Unrealized gain on oil and gas derivatives	(31)	—
Gain on sale of properties and other assets in Hungary and Romania	—	(5,846)
Loss on early extinguishment of debt—convertible notes	4,256	—
Loss on early extinguishment of debt—secured revolving facility	—	4,881
Decrease (increase) in accounts receivable	271	(2,473)
Increase in income taxes receivable	(354)	—
Decrease (increase) in other current assets	1,382	(1,517)
(increase) decrease in other assets	435	95
Decrease in accounts payable and accrued liabilities	(4,586)	(3,855)
Decrease in long-term accrued liabilities	(24)
Decrease in deferred lease payable	(26)	—
Increase (decrease) in income taxes payable	187	(774)

Net cash provided by (used in) operating activities	(4,207)	(12,565)

Cash flows from investing activities:
Expenditures for property and equipment	(186)	(529)
Restricted cash	—	2,098
Proceeds from sale of oil and gas properties	—	50,000

Net cash provided by (used in) investing activities	(186)	51,569

Cash flows from financing activities:
Repayment of long-term debt	—	(36,372)
Repayment of convertible notes	(22,231)	—
Issuance of convertible notes	31,631	—
Deferred debt issuance costs	(1,936)	—
Proceeds from issuance of common stock, net of equity issuance costs of $2,489 and $82	26,836	(82)
Proceeds from exercise of stock options	15	—

Net cash provided by (used in) financing activities	34,315	(36,454)

Net increase in cash and cash equivalents	29,922	2,550
Effects of foreign currency translation on cash and cash equivalents	(479)	1,665
Cash and cash equivalents, beginning of period	$8,712	$19,457
Cash and cash equivalents, end of period	$38,155	$23,672

Supplemental disclosures:
Cash paid during the period for interest, net of interest capitalized	$371	$137
Cash paid during the period for income taxes	$4	$581

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

        The consolidated financial statements of Toreador Resources Corporation and subsidiaries ("Toreador," "we," "us," "our," or the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature, unless noted herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 16, 2010. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Recent Developments

Public Offering

        On February 12, 2010, we completed a registered underwritten public offering of 3,450,000 shares of common stock, including 450,000 shares of common stock acquired by the underwriters from us to cover over-allotment options. The net proceeds to Toreador from the offering were approximately $26.8 million, after deducting underwriting discounts, commissions and offering expenses. We intend to use the net proceeds, together with cash on hand, to satisfy payment obligations arising from the holders' exercise, if any, of their right on October 1, 2010 to require the Company to repurchase its 5.00% Convertible Senior Notes and for general corporate purposes, which may include working capital, capital expenditures and acquisitions.

Convertible Notes Exchange

        On February 1, 2010, Toreador consummated an exchange transaction, or the Convertible Notes Exchange. In the Convertible Notes Exchange, in exchange for (a) $22,231,000 principal amount of our outstanding 5.00% Convertible Senior Notes, or the Old Notes, and (b) $9.4 million cash, we issued $31,631,000 aggregate principal amount of our 8.00%/7.00% Convertible Senior Notes, or the New Convertible Senior Notes, and paid accrued and unpaid interest on the Old Notes.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION (Continued)

New Accounting Pronouncements

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

        In January 2010, the FASB issued guidance that clarifies and requires new disclosures about fair value measurements. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy, were adopted by the Company in the first quarter of 2010. The new guidance also requires that purchases, sales, issuances, and settlements be presented gross in the Level 3 reconciliation and that requirement is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years, with early adoption permitted. Adoption of the guidance which only amends the disclosures requirments did not have significant impact our financial statements.

NOTE 2—CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE

        Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash, accounts receivable, and our hedging and derivative financial instruments. We place our cash with high-credit quality financial institutions. We sell oil to one customer, Total. Substantially all of our accounts receivable are due from the purchaser of oil production. We place our hedging and derivative financial instruments with financial institutions and other firms that we believe have high credit ratings.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 2—CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE (Continued)

        We periodically review the collectability of accounts receivable and record an allowance for doubtful accounts on those amounts which are, in our judgment, unlikely to be collected. We have not had any significant credit losses in the past and we believe our accounts receivable are fully collectable with the exception of the current allowance.

        Accounts receivable consisted of the following:

	March 31, 2010	December 31, 2009
Accrued oil sales receivables	$2,594	$2,072
Recoverable VAT	92	778
Other accounts receivable	169	276

	$2,855	$3,126

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 3—EARNINGS (LOSS) PER COMMON SHARE

        The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per common share computation:

	Three Months Ended March 31,
	2010	2009
Basic earnings (loss) per share:
Numerator:
Loss from continuing operations, net of income tax	$(6,904)	$(5,923)
Loss from discontinued operations, net of income tax	(575)	(4,953)

Loss available to common shareholders	$(7,479)	$(10,876)

Denominator:
Weighted average common shares outstanding	23,002	20,123

Basic loss available to common shareholders per share from:
Continuing operations	$(0.30)	$(0.29)
Discontinued operations	(0.02)	(0.25)

	$(0.32)	$(0.54)

Diluted loss per share:
Numerator:
Loss from continuing operations, net of income tax	$(6,904)	$(5,923)
Loss from discontinued operations, net of income tax	(575)	(4,953)

Loss available to common shareholders	$(7,479)	$(10,876)

Denominator:
Weighted average common shares outstanding	23,002	20,123
Conversion of 5.0% notes payable	— (1)	— (1)

Diluted shares outstanding	23,002	20,123

Diluted loss available to common shareholders per share from:
Continuing operations	$(0.30)	$(0.29)
Discontinued operations	(0.02)	(0.25)

	$(0.32)	$(0.54)

(1)
Conversion of the 5% Convertible Senior Notes and/or the New Convertible Senior Notes would be anti-dilutive therefore, there are no dilutive shares.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 4—COMPREHENSIVE INCOME (LOSS)

        The following table presents the components of comprehensive income (loss), net of related tax:

	Three Months Ended March 31,
	2010	2009
Net loss	$(7,479)	$(10,876)
Foreign currency translation adjustment	(4,699)	(6,063)

Comprehensive loss	$(12,178)	$(16,939)

NOTE 5—LONG-TERM DEBT

        Long-term debt consisted of the following:

	March 31, 2010	December 31, 2009
Convertible senior notes	$67,450	$54,616
Less: accumulated accretion on fair value	37	—
Less: current portion	32,385	32,385

	$35,028	$22,231

Secured Revolving Facility with the International Finance Corporation

        On December 28, 2006, we entered into a loan and guarantee agreement with International Finance Corporation. The loan and guarantee agreement provided for a $25 million facility which was a secured revolving facility with a maximum facility amount of $25 million which maximum facility amount would have increased to $40 million when the projected total borrowing base amount exceeds $50 million. The $25 million facility was funded on March 2, 2007. The loan and guarantee agreement also provided for an unsecured $10 million facility which was funded on December 28, 2006. Both the $25 million facility and the $10 million facility were to fund our operations in Turkey and Romania.

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

5.00% CONVERTIBLE SENIOR NOTES DUE OCTOBER 1, 2025

        On September 27, 2005, we issued $75 million of Convertible Senior Notes due October 1, 2025 (the "5% Convertible Senior Notes") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). The Company also granted the initial purchasers the option to purchase an additional $11.25 million aggregate principal amount of 5% Convertible Senior Notes to cover over-allotments. The over-allotment option was exercised on

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 5—LONG-TERM DEBT (Continued)

September 30, 2005. The total principal amount of 5% Convertible Senior Notes issued was $86.25 million and total net proceeds were approximately $82.2 million. We incurred approximately $4.1 million of costs associated with the issuance of the 5% Convertible Senior Notes; these costs have been recorded in other assets on the balance sheet and are being amortized to interest expense using the straight-line interest rate method (which approximates effective interest method) over the term of the 5% Convertible Senior Notes.

        The net proceeds were used for general corporate purposes, including funding a portion of the Company's 2005 and 2006 exploration and development activities.

        The 5% Convertible Senior Notes bear interest at a rate of 5% per annum and can be converted into common stock at an initial conversion rate of 23.3596 shares of common stock per $1,000 principal amount of 5% Convertible Senior Notes, subject to adjustment (equivalent to a conversion price of approximately $42.81 per share). We may redeem the 5% Convertible Senior Notes, in whole or in part, on or after October 6, 2008, and prior to October 1, 2010, for cash at a redemption price equal to 100% of the principal amount of 5% Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest, if the closing price of our common stock exceeds 130% of the conversion price over a specified period. On or after October 1, 2010, we may redeem the 5% Convertible Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of 5% Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest, irrespective of the price of its common stock. Holders may convert their 5% Convertible Senior Notes at any time prior to the close of business on the business day immediately preceding their stated maturity, and holders may, upon the occurrence of certain fundamental changes, and on October 1, 2010, October 1, 2015, and October 1, 2020, require us to repurchase all or a portion of their 5% Convertible Senior Notes for cash in an amount equal to 100% of the principal amount of such 5% Convertible Senior Notes, plus any accrued and unpaid interest.

        During 2008 the Company repurchased $6 million, face value, of the 5% Convertible Senior Notes on the open market for $5.3 million. In 2009 the Company repurchased $25.7 million face value of the 5% Convertible Senior Notes on the open market for $21.3 million, resulting in a gain on the early extinguishment of debt of $3.4 million after writing off deferred loan costs of approximately $1 million. On February 1, 2010, Toreador consummated an exchange transaction (the "Convertible Notes Exchange"). In the Convertible Notes Exchange, in exchange for (a) $22,231,000 principal amount of our outstanding 5.00% Convertible Senior Notes and (b) $9.4 million cash, we issued $31,631,000 aggregate principal amount of our 8.00%/7.00% Convertible Senior Notes, or the New Convertible Senior Notes, and paid accrued and unpaid interest on the Old Notes. As of March 31, 2010, $32.4 million principal aggregate amount of the 5% Convertible Senior Notes was outstanding.

        As the debt instruments exchanged in the Convertible Notes Exchange have substantially different terms, the Company recognized the exchange of the 5% Convertible Senior Notes as extinguishment of debt. As a result, for the three months ended March 31, 2010, the Company recognized a loss of $4.3 million, including write off of loan original fee of $822,000. The New Convertible Senior Notes are recorded at a fair value of $35,065,000 on the date of exchange. The loss on the Convertible Notes Exchange which was determined using fair market value of the New Convertible Senior Notes, will be amortized to income over the term of the New Convertible Senior Notes. Amortization of $37,000 was recorded for the period ended March 31, 2010.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—LONG-TERM DEBT (Continued)

8.00%/7.00% CONVERTIBLE SENIOR NOTES DUE OCTOBER 1, 2025

        On February 1, 2010, Toreador consummated the Convertible Notes Exchange. In the Convertible Notes Exchange, in exchange for (a) the Old Notes and (b) $9.4 million cash, we issued $31,631,000 aggregate principal amount of our 8.00%/7.00% Convertible Senior Notes (the "New Convertible Senior Notes") and paid accrued and unpaid interest on the Old Notes. We incurred approximately $1.9 million of costs associated with the issuance of the New Convertible Senior Notes; these costs have been recorded in other assets on the balance sheet and are being amortized to interest expense using the straight-line interest method (which approximates effective interest method) over the term of the New Convertible Senior Notes.

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

        The New Convertible Senior Notes may be redeemed in whole or in part at the Company's option prior to October 1, 2013, in cash at a redemption price equal to one hundred percent (100%) of the principal amount of the New Convertible Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus a make-whole payment, if the closing sale price of the Company's common stock has exceeded 200% of the conversion price then in effect for at least twenty (20) trading days in any consecutive thirty (30)-trading day period ending on the trading day prior to the date of mailing of the relevant notice of redemption (a "Provisional Redemption"). The New Convertible Senior Notes may be redeemed in whole or in part at the Company's option on or after October 1, 2013 for cash at a redemption price equal to 100% of the principal amount of the New

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—LONG-TERM DEBT (Continued)

Convertible Senior Notes redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, upon the occurrence of certain fundamental changes, and on each of October 1, 2013, October 1, 2015 and October 1, 2020, a holder may require the Company to repurchase all or a portion of the New Convertible Senior Notes in cash for 100% of the principal amount of the New Convertible Senior Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date.

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

        The following table summarizes the changes in our asset retirement liability during the three months ended March 31, 2010 and for the year ended December 31, 2009:

	Three months ended March 31, 2010	Year ended December 31, 2009
	(Unaudited)
Asset retirement obligation at beginning of period	$6,733	$6,037
Asset retirement accretion expense	93	507
Foreign currency exchange gain (loss)	(420)	189

Asset retirement obligation at end of period	$6,406	$6,733

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—GEOGRAPHIC OPERATING SEGMENT INFORMATION

        We have operations in only one industry segment, the oil and natural gas exploration and production industry. We are structured along geographic operating segments or regions. We currently have continuing operations in the United States and France.

        The following tables provide the geographic operating segment data required by FASB ASC 280 "Segment Reporting" formerly Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information".

	Three Months Ended March 31, 2010
	United States	France	Total
Revenues	$3	$5,508	$5,511
Costs and expenses	2,906	4,424	7,330

Operating income (loss)	$(2,903)	$1,084	$(1,819)

	Three Months Ended March 31, 2009
	United States	France	Total
Revenues	$79	$3,308	$3,387
Costs and expenses	4,807	3,664	8,471

Operating income (loss)	$(4,728)	$(356)	$(5,084)

	Total Assets(1)
	United States	France
	Continuing Operations		Total
March 31, 2010	$74,015	$93,153	$167,168
December 31, 2009	$42,996	$100,989	$143,985

(1)
Each segment's total assets do not reflect the effect of intersegment eliminations of $46,830 for the periods ending March 31, 2010 and December 31, 2009.

NOTE 8—INCOME TAXES

        At March 31, 2010, we recorded a $187,000 income tax payable as we expect to owe income tax within the next 12 months. For the three months ended March 31, 2010 and 2009 we paid income taxes of approximately $4,000 and $581,000, respectively, related to French taxable income. As of March 31, 2010, our French operations recorded a $417,000 tax provision, and the U.S. operations recorded a tax benefit of $87,000, which resulted in a consolidated tax provision of $330,000.

        We have adopted ASC 740 "Income Taxes", formerly FIN No. 48, "Accounting for Uncertainty in Income Taxes", on January 1, 2007. There are no tax positions for which a material change in the unrecognized tax benefit is reasonably possible in the next 12 months.

        The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. During the three months ended March 31, 2010, the Company recognized $0 in potential interest and penalties associated with uncertain tax

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

        In addition to U.S. federal tax returns, we file several state and foreign tax returns, many of which remain open for examination for five years.

NOTE 9—CAPITAL

        For the three months ended March 31, 2010, the Company issued 106,171 shares of stock to employees and directors, of which 39,431 shares were immediately vested in accordance with the terms of the grants and 5,000 stock options were exercised under the terms of the option agreements. Forfeitures for the three months ended March 31, 2010 were 122,884 shares of restricted stock and 179,500 stock options.

        On February 12, 2010, we completed a registered underwritten public offering of 3,450,000 shares of common stock, including 450,000 shares of common stock acquired by the underwriters from us to cover over-allotment options. The net proceeds to Toreador from the offering were approximately $26.8 million, after deducting underwriting discounts, commissions and offering expenses. We intend to use the net proceeds, together with cash on hand, to satisfy payment obligations arising from the holders' exercise, if any, of their right on October 1, 2010 to require the Company to repurchase its 5.00% Convertible Senior Notes and for general corporate purposes, which may include working capital, capital expenditures and acquisitions. See "5.00% Convertible Senior Notes Due October 1, 2025" in Note 5. As of March 31, 2010, $32.4 million principal aggregate amount of the 5% Convertible Senior Notes was outstanding. Pending such use, we have invested the net proceeds in mutual and money market funds, bank certificates of deposit and/or government securities.

NOTE 10—CAPITALIZED INTEREST

        We capitalize interest on major projects that require an extended period of time to complete. Interest capitalized for the three months ended March 31, 2010 and 2009 was $0 and $0.1 million, respectively.

NOTE 11—COMMITMENTS AND CONTINGENCIES

        In 2005, two separate incidents occurred offshore Turkey in the Black Sea, which resulted in the sinking of two caissons (the "Fallen Structures") and the loss of three natural gas wells. The Company has not been requested to or ordered by any governmental or regulatory body to remove the caissons. Therefore, the Company believes that the likelihood of receiving such a request or order is remote and no liability has been recorded. In connection with the Company's sale of its 26.75% interest in the SASB to Petrol Ofisi in March 2009 and its sale of Toreador Turkey to Tiway Oil ("Tiway") in October 2009, the Company agreed to indemnify Petrol Ofisi and Tiway, respectively, against and in respect of any claims, liabilities and losses arising from the Fallen Structures. The Company has also indemnified a third party vendor for any claims made related to these incidents.

        On October 16, 2003, we entered into an agreement (the "Netherby Agreement") with Phillip Hunnisett and Roy Barker ("Hunnisett and Barker"), pursuant to which Hunnisett and Barker agreed to post the collateral required by the Turkish government for Madison Oil Turkey Inc. (a Liberian company later reincorporated in the Cayman Islands as Toreador Turkey Limited) to retain its 36.75%

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—COMMITMENTS AND CONTINGENCIES (Continued)

interest in relation to eight offshore exploration SASB licenses in exchange for a 1.5% gross overriding royalty interest (the "Overriding Royalty") on the net value to Madison Oil Turkey of all future production, if any, deriving from Madison's interest in such SASB licenses. Since March 2009, we have corresponded with Hunnisett and Barker regarding a dispute over the compensation payable by us to Hunnisett and Barker under the Netherby Agreement as a result of Toreador Turkey's sale of a 26.75% interest in the SASB licenses to Petrol Ofisi in March 2009 (the "Netherby Payment Amount"). Hunnisett and Barker have contended that the Netherby Payment Amount could be up to $10.4 million; however, we do not believe that Hunnisett and Barker are entitled to such amount. There has been subsequent correspondence regarding a dispute as to whether an agreement between the parties had been reached regarding the Netherby Payment Amount; Hunnisett and Barker's contention is that such agreed Netherby Payment Amount was $7.2 million. We do not believe that any such agreement was reached, and we do not believe that Hunnisett and Barker are entitled to such amount. We intend to vigorously defend ourselves against any claim for payment of an amount in excess of the amount to which we believe that Hunnisett and Barker are entitled. We have since completed the sale of Toreador Turkey Ltd., including with it Toreador Turkey's remaining 10% interest in the SASB license, to Tiway. In connection with the sales referred to above, we agreed to indemnify Petrol Ofisi and Tiway against and in respect of any and all claims, liabilities, and losses arising from the Overriding Royalty. As of March 31, 2010, we had accrued approximately $870,000 as a contingent liability for these claims, with the expense included in discontinued operations.

        On June 17, 2009, The Scowcroft Group, Inc. ("Scowcroft") filed a complaint in the U.S. District Court for the District of Columbia against us. The complaint alleged that we breached a contract (the "Scowcroft Contract") between Scowcroft and us relating to the sale of our interests in the SASB and that Scowcroft was entitled to a success fee thereunder as a result of the sale of our interests in the SASB to Petrol Ofisi in March 2009. The complaint also alleged unjust enrichment/quantum meruit and fraud. Scowcroft sought damages in the amount of $2 million plus interest, costs and expenses. On April 30, 2010, Toreador and Scowcroft executed a settlement agreement (the "Settlement Agreement"), pursuant to which Toreador agreed to pay Scowcroft $495,000 and, subject to the receipt of such payment, Scowcroft agreed to take actions to dismiss the suit and the parties agreed to a mutual release with respect to claims relating to the Scowcroft Contract. On April 30, 2010, Toreador made the settlement payment and the parties filed a stipulation of dismissal of the action. As of March 31, 2010, $495,000 is accrued as a liability for this claim with the expense included in discontinued operations.

        On January 25, 2010, we received a claim notice from Tiway under the Share Purchase Agreement, dated September 30, 2009, among us, Tiway Oil BV and Tiway relating to the sale of Toreador Turkey Ltd. in respect of a third-party claim asserted by Petrol Ofisi against Toreador Turkey Ltd. in the amount of TRY 7.6 million ($5.1 million), for which Tiway alleges we are liable for an estimated TRY 2.1 million ($1.4 million). No formal legal evaluation can be made at this time as to the extent of the Company's liability, if any. A hearing on this matter has been scheduled for May 18, 2010.

        From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—DISCONTINUED OPERATIONS

        In the fourth quarter of 2008 and during the first quarter of 2009, Toreador farmed out or sold all of its working interests in Romania to three different companies and closed its office; thus, we no longer have any operational involvement in Romania. This resulted in a gain of $5.8 million, which was recorded in the first quarter of 2009.

        On March 3, 2009 we completed the sale of a 26.75% interest in the South Akcakoca Sub-Basin (SASB) project associated licenses located in the Black Sea offshore Turkey, to Petrol Ofisi for $55 million. In accordance with the revised assignment announced on February 3, 2009, $50 million of the proceeds were paid by Petrol Ofisi on March 3, 2009, and the remaining $5 million was paid on September 1, 2009. There was no gain or loss resulting from this sale.

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

        On September 30, 2009, the Company entered into a Quota Purchase Agreement (the "Quota Purchase Agreement") with RAG (Rohöl Aufsuchungs Aktiengesellschaft), a corporation organized under the laws of Austria ("RAG"), pursuant to which the Company agreed to sell 100% of its equity interests in Toreador Hungary Limited ("Toreador Hungary") to RAG for total consideration consisting of (1) a cash payment of US$5.4 million (€ 3.7 million) paid at closing, (2) US$435,000 (€ 300,000), which was held back subject to a post-closing adjustment and was paid to us on November 5, 2009 and (3) a contingent payment of US$2.9 million (€2 million) to be paid upon post-transaction completion of agreements relating to certain assets of Toreador Hungary. The sale of Toreador Hungary was completed on September 30, 2009 and resulted in a loss of $4.1 million.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—DISCONTINUED OPERATIONS (Continued)

        The results of operations of assets in the United States, Romania, Turkey and Hungary have been presented as discontinued operations in the accompanying consolidated statement of operations. Results for these assets reported as discontinued operations were as follows:

	Three Months Ended March 31,
	2010	2009
Revenue:
Oil and natural gas sales	$—	$1,362
Operating costs and expenses:
Lease operating expense	—	266
Exploration expense	—	586
Depreciation, depletion and amortization	—	52
Impairment of oil and natural gas properties	—	5,300
General and administrative expense	(495)	792
Gain on sale of properties and other assets in Romania	—	(5,846)

Total operating costs and expenses	(495)	1,150

Operating (loss) income	(495)	212
Other income (expense)
Foreign currency exchange gain	—	(285)
Interest and other income	—	141
Loss on early extinguishment of debt—revolving credit facility	—	(4,881)
Interest expense	—	(140)
Other expense	(80)	—

Net loss before income taxes	(575)	(4,953)
Income tax benefit	—	—

Loss from discontinued operations	$(575)	$(4,953)

NOTE 13—DERIVATIVES

        We periodically utilize derivative instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the sales price of crude oil. In December 2009, we entered into futures and swap contracts for approximately 15,208 Bbls per month for the months of January 2010 through December 2010. This resulted in a net unrealized derivative fair value gain of $31,000 at March 31, 2010. Presented in the table below is a summary of the contracts entered into for 2010:

Type	Period	Barrels	Floor	Ceiling	Unrealized Gain for the three months ended March 31, 2010
Collar	January 1, 2010 - December 31, 2010	182,500	$68.00	$81.00	$31

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—FAIR VALUE MEASUREMENTS

        The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value at March 31, 2010 and December 31, 2009, due to the short-term nature or maturity of the instruments.

        Long-term debt approximated fair value based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same maturities.

        On March 31, 2010, the 5% Convertible Senior Notes, which had a book value of $32.4 million, were trading at $96.00, which would equal a fair market value of approximately $31.1 million.

        On December 31, 2009, the 5% Convertible Senior Notes, which had a book value of $54.6 million, were trading at or near par value, which would equal a fair market value of approximately $54.6 million.

        On March 31, 2010, the New Convertible Senior Notes, which had a book value of $35.0 million, were trading at $100.265, which would equal a fair market value of approximately $31.7 million.

        FASB ASC 820 "Fair value measurements and disclosures", formerly SFAS No. 157, establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.

        Certain assets and liabilities are reported at fair value on a nonrecurring basis in our consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

        Asset Impairments—The Company reviews a proved oil and gas property for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such property. We estimate the undiscounted future cash flows expected in connection with the property and compare such undiscounted future cash flows to the carrying amount of the property to determine if the carrying amount is recoverable. If the carrying amount of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management's expectations for the future and include estimates of future oil and gas production, commodity prices based on commodity futures price strips as of the date of the estimate, operating and development costs, and a risk-adjusted discount rate.

        The impairment charge in Turkey of $5.3 million which is recorded in discontinued operations for the period ended March 31, 2009, is a result of a decline in the fair market value of the Company's interest in South Akcakoca Sub-Basin asset. The fair market value declined at March 31, 2009 due to a 25% reduction in the posted sales price of natural gas produced in Turkey announced on May 1, 2009.

        Goodwill—We account for goodwill in accordance with FASB Accounting Standards Codification No. 350 "Intangibles—Goodwill and Other" ("ASC 350"). Under ASC 350, goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—FAIR VALUE MEASUREMENTS (Continued)

        Asset Retirement Obligations—The initial measurement of asset retirement obligations at fair value is calculated using cash flows techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Significant Level 3 inputs used in the calculation of asset retirement obligations include plugging costs and reserve lives. A reconciliation of the Company's asset retirement obligation is presented in Note 6.

        Effective January 1, 2008, we adopted the authoritative guidance that applies to all financial assets and liabilities required to be measured and reported on a fair value basis. Beginning January 1, 2009, we also applied the guidance to non-financial assets and liabilities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The guidance requires disclosure that establishes a framework for measuring fair value expands disclosure about fair value measurements and requires that fair value measurements be classified and disclosed in one of the following categories:

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—FAIR VALUE MEASUREMENTS (Continued)

        Measurement information for assets that are measured at fair value on a non-recurring basis was as follows:

		Fair Value Measurements Using
Description	Fair Value Measurement	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment Loss
Three Months Ended March 31, 2010
5% Convertible Senior Notes exchanged on February 1, 2010	$35,065	—	—	$35,065	$—
Three Months Ended March 31, 2009
Impaired oil and natural gas properties	$14,733	—	—	$14,733	$(5,300)

        The following table summarizes the valuation of our investments and financial instrument assets (liabilities) measured on a recurring basis at fair value by pricing levels:

	Fair Value Measurement Unsing
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2010:
Oil derivative contracts	$—	$—	$855	$855

Total	$—	$—	$855	$855

As of December 31, 2009:
Oil derivative contracts	—	—	886	886

	$—	$—	$886	$886

        The table below summarizes the change in carrying values associated with Level 3 financial instruments:

	Three months ended March 31, 2010 Oil Derivative Contracts	Year ended December 31, 2009 Oil Derivative Contracts
Balance at beginning of period	$886	$—
Proceeds received on settlement	7	—
Realized gain	(7)	—
Unrealized (gain) loss	(31)	886

Balance at end of period	$855	$886

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—IMPAIRMENT OF ASSETS

        We evaluate producing property costs for impairment and reduce such costs to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to FASB ASC 360 "Property, plant and Equipment", formerly Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"). We assess impairment of non-producing leasehold costs and undeveloped mineral and royalty interests periodically on a field-by-field basis. We charge any impairment in value to expense in the period incurred. For the three months ended March 31, 2010 and March 31, 2009, there was no impairment charge for our continuing operations. For the three months ended March 31, 2009, we incurred an impairment charge of $5.3 million, which is included in discontinued operations.

        The impairment charge in Turkey of $5.3 million, as of March 31, 2009, was a result of a decline in the fair market value of the Company's interest in South Akcakoca Sub-Basin asset. The fair market value declined at March 31, 2009 due to a 25% reduction in the posted sales price of natural gas produced in Turkey announced on May 1, 2009.

NOTE 16—SUBSEQUENT EVENTS

        The Company has evaluated subsequent events and transactions through the date the financial statements were issued for possible disclosure or recognition in the financial statements. The Company has determined that there were no events or transactions that required disclosure in the footnotes to the financial statements

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 16, 2010. Certain prior-year amounts have been reclassified and adjusted to present the operations of Turkey, Hungary and Romania as discontinued operations.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

        Certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words "anticipates," "estimates," "plans," "believes," "continues," "expects," "projections," "forecasts," "intends," "may," "might," "will," "would," "could," "should," and similar expressions are intended to be among the statements that identify forward-looking statements. The factors that may affect our expectations regarding our operations include, among others, the following:

  •
  our ability to raise necessary capital in the future;

  •
  our ability to maintain or renew our existing exploration permits or exploitation concessions or obtain new ones;

  •
  the effect of our indebtedness on our financial health and business strategy;

  •
  our ability to obtain a strategic partner for our pilot program in the Paris Basin Oil Shale;

  •
  our ability to execute our business strategy and be profitable;

  •
  our ability to replace oil reserves;

  •
  a change in the SEC position on our calculation of proved reserves;

  •
  the loss of the current purchaser of our oil production;

  •
  results of our hedging activities;

  •
  the loss of senior management or key employees;

  •
  political, legal and economic risks associated with having international operations;

  •
  disruptions in production and exploration activities in the Paris Basin;

  •
  currency fluctuations;

  •
  failure to maintain adequate internal controls;

  •
  indemnities granted by us in connection with dispositions of our assets;

  •
  unfavorable results of legal proceedings;

  •
  assessing and integrating acquisition prospects;

  •
  declines in prices for crude oil;

  •
  our ability to compete in a highly competitive oil and gas industry;

  •
  our ability to obtain equipment and personnel;

  •
  extensive regulation, including environmental regulation, to which we are subject;

  •
  terrorist activities;

  •
  our success in development, exploitation and exploration activities;

  •
  reserves estimates turning out to be inaccurate; and

  •
  differences between the present value and market value of our reserves.

        In addition to these factors, important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010, which are incorporated by reference herein.

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

        We currently operate solely in the Paris Basin, which covers approximately 170,000 km2 of northeastern France, centered 50 to 100 km east and south of Paris. At March 31, 2010, we held interests in approximately 680,000 gross exploration acres. According to Gaffney, Cline & Associates Ltd, an independent petroleum and geological engineering firm ("Gaffney Cline"), as of December 31, 2009, our proved reserves were 5.8 MBbls, our proved plus probable reserves were 9.1 MBbls and our proved plus probable plus possible reserves were 14.3 MBbls. Our production for 2009 averaged approximately 900 bbl/d from two conventional oilfield areas in the Paris Basin—the Neocomian Complex and Charmottes fields. As of March 31, 2010, production from these oil fields represented substantially all of our revenue. We intend to maintain production from these mature assets using suitable enhanced oil recovery techniques. In addition to this production base, we have identified several additional conventional exploration targets. We received well results on the La Garenne, the first of these targets, in January 2010. We are completing our analysis of the results and intend to finalize a development plan in the second quarter of 2010.

        We are also currently focused on exploiting our shale oil acreage in the Paris Basin. Our current priority is to execute a proof of concept program by drilling, by completing and testing at least three pilot wells, subject to approval of drilling by the French government, for which the Company intends to submit an application by the end of May 2010. The Company is in the process of identifying a potential partner to assist with our proof of concept program.

Convertible Notes Exchange

        On February 1, 2010, we consummated the Convertible Notes Exchange. In the Convertible Notes Exchange, in exchange for (a) $22,231,000 principal amount of our outstanding 5.00% Convertible Senior Notes (the "Old Notes") and (b) $9.4 million cash, we issued $31,631,000 aggregate principal amount of our 8.00%/7.00% Convertible Senior Notes (the "New Convertible Senior Notes") and paid accrued and unpaid interest on the Old Notes.

Public Offering

        On February 12, 2010, we completed a registered underwritten public offering of 3,450,000 shares of common stock, including 450,000 shares of common stock acquired by the underwriters from us to cover over-allotment options. The net proceeds to Toreador from the offering were approximately $26.8 million, after deducting underwriting discounts, commissions and offering expenses. We intend to use the net proceeds, together with cash on hand, to satisfy payment obligations arising from the holders' exercise, if any, of their right on October 1, 2010 to require the Company to repurchase its 5.00% Convertible Senior Notes and for general corporate purposes, which may include working capital, capital expenditures and acquisitions. See "5.00% Convertible Senior Notes Due October 1, 2025" in Note 5 to Notes to Consolidated Financial Statements. As of March 31, 2010, $32.4 million principal aggregate amount of the 5% Convertible Senior Notes was outstanding. Pending such use, we have invested the net proceeds in mutual and money market funds, bank certificates of deposit and/or government securities.

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

        We completed production testing of the well in January 2010, and the results were inconclusive. The well flowed only limited quantities from one of its two horizons in the Dogger. We are completing our analysis of the results and intend to finalize a development plan in the second quarter of 2010. We expect that the vertical well drilled will be used as a water disposal or an injection well in the development of this field.

Strategic Partner Process

        In November 2009, our Board of Directors retained RBC Capital Markets to assist the Board's Strategic Committee in the review of various strategic alternatives. The approach we are principally focused on is identifying a potential partner to assist us, through a farm-out agreement or other means, in exploiting our shale oil acreage in the Paris Basin. Our current priority is to execute a proof of concept program by drilling, by completing and by testing at least three pilot wells, subject to approval of drilling by the French government, for which the Company intends to submit an application by the end of May 2010. The Company is in the process of identifying a potential partner to assist with our proof of concept program.

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

Financial Summary

        For the three months ended March 31, 2010:

  •
  Revenues from continuing operations were $5.5 million.

  •
  Operating costs from continuing operations were $7.3 million.

  •
  Loss from discontinued operations, net of income taxes, was $0.6 million.

  •
  Net loss available to common shares was $7.5 million.

  •
  Production was 78MBOE

        At March 31, 2010, we had:

  •
  Cash of $38.2 million.

  •
  A current ratio of 1.06 to 1.

  •
  A debt to equity ratio of 3.08 to 1.

LIQUIDITY AND CAPITAL RESOURCES

        This section should be read in conjunction with Note 5 to Notes to Consolidated Financial Statements included in this filing.

        The Company's liquidity depends on cash flow from operations and existing cash resources. As of March 31, 2010, we had cash of $38.2 million, a current ratio of approximately 1.06 to 1 and a debt to equity ratio of 3.08 to 1. For the three months ended March 31, 2010, we had an operating loss of $1.8 million and capital expenditures of approximately $186,000. The Company does not currently have a credit facility and intends to rely on its cash balance to meet its immediate cash requirements.

        Our cash flow from operations is highly dependent upon the prices received from our oil production, which are dependent on numerous factors beyond our control. Accordingly, significant changes to oil prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue. Oil prices increased approximately 20% since January 1, 2010, and oil prices are, and, we expect, will continue to be, volatile for the remainder of the fiscal year 2010. In order to reduce our exposure to crude oil price fluctuations, we have entered into a collar contract for approximately 15,208 Bbls per month for the months of January 2010 through December 2010 for which the floor price is $68.00 per bbl, and the ceiling price is $81.00 per bbl.

        On February 1, 2010, we consummated the Convertible Notes Exchange. In the Convertible Notes Exchange, in exchange for (a) $22,231,000 principal amount of our outstanding 5.00% Convertible Senior Notes (the "Old Notes") and (b) $9.4 million cash, we issued $31,631,000 aggregate principal amount of our 8.00%/7.00% Convertible Senior Notes (the "New Convertible Senior Notes") and paid accrued and unpaid interest on the Old Notes. See—"5.00% Convertible Senior Notes Due October 1, 2025" and—"8.00%/7.00% Senior Convertible Notes Due October 1, 2025" for further details.

        On February 12, 2010, we completed a registered underwritten public offering of 3,450,000 shares of common stock, including 450,000 shares of common stock acquired by the underwriters from us to cover over-allotment options. The net proceeds to Toreador from the offering were approximately $26.8 million, after deducting underwriting discounts, commissions and offering expenses. We intend to use the net proceeds, together with cash on hand, to satisfy payment obligations arising from the holders' exercise, if any, of their right on October 1, 2010 to require the Company to repurchase its 5.00% Convertible Senior Notes and for general corporate purposes, which may include working capital, capital expenditures and acquisitions. See—"5.00% Convertible Senior Notes Due October 1, 2025." As of March 31, 2010, $32.4 million principal aggregate amount of the 5% Convertible Senior Notes was outstanding. Pending such use, we have invested the net proceeds in mutual and money market funds, bank certificates of deposit and/or government securities.

        We currently have no mandatory capital expenditures in 2010; however, we are currently evaluating a development plan for the La Garenne field. In addition, under French law, each of our exploration permits and exploitation concessions require that we commit to expenditures of a certain amount over the period of the applicable permit or concession. Though we consider these amounts discretionary, such expenditures would be required to renew such permits.

        We believe we will have sufficient cash flow from operations and cash on hand to meet all of our 2010 obligations.

5.00% CONVERTIBLE SENIOR NOTES DUE OCTOBER 1, 2025

        On September 27, 2005, we issued $75 million of Convertible Senior Notes due October 1, 2025 (the "5% Convertible Senior Notes") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). The Company also granted the initial purchasers the option to purchase an additional $11.25 million aggregate principal amount of 5% Convertible Senior Notes to cover over-allotments. The over-allotment option was exercised on September 30, 2005. The total principal amount of 5% Convertible Senior Notes issued was $86.25 million and total net proceeds were approximately $82.2 million. We incurred approximately $4.1 million of costs associated with the issuance of the 5% Convertible Senior Notes; these costs have been recorded in other assets on the balance sheet and are being amortized to interest expense using the straight-line interest rate method over the term of the 5% Convertible Senior Notes.

        The net proceeds were used for general corporate purposes, including funding a portion of the Company's 2005 and 2006 exploration and development activities.

        The 5% Convertible Senior Notes bear interest at a rate of 5% per annum and can be converted into common stock at an initial conversion rate of 23.3596 shares of common stock per $1,000 principal amount of 5% Convertible Senior Notes, subject to adjustment (equivalent to a conversion price of approximately $42.81 per share). We may redeem the 5% Convertible Senior Notes, in whole or in part, on or after October 6, 2008, and prior to October 1, 2010, for cash at a redemption price equal to 100% of the principal amount of 5% Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest, if the closing price of our common stock exceeds 130% of the conversion price over a specified period. On or after October 1, 2010, we may redeem the 5% Convertible Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of 5% Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest, irrespective of the price of our common stock. Holders may convert their 5% Convertible Senior Notes at any time prior to the close of business on the business day immediately preceding their stated maturity, and holders may, upon the occurrence of certain fundamental changes, and on October 1, 2010, October 1, 2015, and October 1, 2020, require us to repurchase all or a portion of their 5% Convertible Senior Notes for cash in an amount equal to 100% of the principal amount of such 5% Convertible Senior Notes, plus any accrued and unpaid interest.

        During 2008 the Company repurchased $6 million, face value, of the 5% Convertible Senior Notes on the open market for $5.3 million. This resulted in a gain on the early extinguishment of debt totaling $458,000. In 2009 the Company repurchased $25.7 million face value of the 5% Convertible Senior Notes on the open market for $21.3 million, resulting in a gain on the early extinguishment of debt of $3.4 million after writing off deferred loan costs of approximately $1 million. On February 1, 2010, Toreador consummated the Convertible Notes Exchange. In the Convertible Notes Exchange, in exchange for (a) $22,231,000 principal amount of our outstanding 5.00% Convertible Senior Notes (the "Old Notes") and (b) $9.4 million cash, we issued $31,631,000 aggregate principal amount of our 8.00%/7.00% Convertible Senior Notes, or the New Convertible Senior Notes, and paid accrued and unpaid interest on the Old Notes.

        As of March 31, 2010, $32.4 million principal aggregate amount of the 5% Convertible Senior Notes was outstanding.

        As the debt instruments exchanged in the Convertible Notes Exchange have substantially different terms, the Company recognized the exchange of the 5% Convertible Senior Notes as extinguishment of debt. As a result, for the three months ended March 31, 2010, the Company recognized a loss of $4.3 million, including write off of loan original fee of $822,000. The New Convertible Senior Notes are recorded at a fair value of $35,065,000 on the date of exchange. The loss on the Convertible Notes Exchange, which was determined using fair market value of the New Convertible Senior Notes, will be amortized to income over the term of the New Convertible Senior Notes. Amortization of $37,000 was recorded for the period ended March 31, 2010.

8.00%/7.00% CONVERTIBLE SENIOR NOTES DUE OCTOBER 1, 2025

        On February 1, 2010, Toreador consummated the Convertible Notes Exchange. In the Convertible Notes Exchange, in exchange for (a) the Old Notes and (b) $9.4 million cash, we issued $31,631,000 aggregate principal amount of our 8.00%/7.00% Convertible Senior Notes (the "New Convertible Senior Notes") and paid accrued and unpaid interest on the Old Notes. We incurred approximately $1.9 million of costs associated with the issuance of the New Convertible Senior Notes; these costs have been recorded in other assets on the balance sheet and are being amortized to interest expense using the straight-line interest method (which approximates effective interest method) over the term of the New Convertible Senior Notes.

        The New Convertible Senior Notes are senior unsecured obligations of the Company, ranking equal in right of payment with the Company's 5.00% Convertible Senior Notes and future unsubordinated indebtedness. The New Convertible Senior Notes will mature on October 1, 2025 and pay annual cash interest at 8.00% from February 1, 2010 until January 31, 2011 and at 7.00% per annum thereafter. Interest on the New Convertible Senior Notes will be payable on February 1 and August 1 of each year, beginning on August 1, 2010.

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

        The New Convertible Senior Notes may be redeemed in whole or in part at the Company's option prior to October 1, 2013, in cash at a redemption price equal to one hundred percent (100%) of the principal amount of the New Convertible Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus a make-whole payment, if the closing sale price of the Company's common stock has exceeded 200% of the conversion price then in effect for at least twenty (20) trading days in any consecutive thirty (30)-trading day period ending on the trading day prior to the date of mailing of the relevant notice of redemption (a "Provisional Redemption"). The New Convertible Senior Notes may be redeemed in whole or in part at the Company's option on or after October 1, 2013 for cash at a redemption price equal to 100% of the principal amount of the New Convertible Senior Notes redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, upon the occurrence of certain fundamental changes, and on each of October 1, 2013, October 1, 2015 and October 1, 2020, a holder may require the Company to repurchase all or a portion of the New Convertible Senior Notes in cash for 100% of the principal amount of the New Convertible Senior Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date.

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

Dividends

        Dividends on our common stock may be declared and paid out of funds legally available when and as determined by our Board of Directors. Our policy is to hold and invest corporate funds on a conservative basis, and, thus, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Contractual Obligations

        The following table sets forth our contractual obligations in thousands at March 31, 2010 for the periods shown:

	Total	Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Long-term debt	$67,413	$32,385	$35,028	$—	$—
Lease commitments	549	109	348	92	—

Total contractual obligations	$67,962	$32,494	$35,376	$92	$—

        Contractual obligations for long-term debt above does not include amounts for interest payments.

CRITICAL ACCOUNTING POLICIES

        The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. We have identified below policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates on a periodic basis and base our estimates on experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

Reserves Estimate

        Proved reserves are estimated quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward recoverable in future years from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well and through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage are limited (i) to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances and (ii) to other undrilled locations if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time.

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

        We recorded no impairment in the first quarter of 2010.

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

Derivatives

        We periodically utilize derivatives instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil sales. In accordance with FASB ASC 815, "Derivatives and Hedging," we have elected not to designate the derivative financial instruments to which we are a party as hedges, and accordingly, we record such contracts at fair value as an asset or a liability and recognize changes in such fair value in current earnings as they occur. We determine the fair value of futures and swap contracts based on the difference between their fixed contract price and the underlying market price at the determination date. The realized and unrealized gains and losses on derivatives are recorded as a derivative fair value gain or loss in the income statement.

Foreign Currency Translation

        The functional currency for France is the Euro. Translation gains and losses resulting from transactions in Euros are included in other comprehensive income for the current period. We periodically review the operations of our entities to ensure the functional currency of each entity is the currency of the primary economic environment in which we operate.

RESULTS OF OPERATIONS

        The discussion below, with the exception of the discussion under the heading "Discontinued Operations," relates to our corporate activities in the United States and France and oil exploration and production operations in France. Certain prior-year amounts have been reclassified and adjusted to present the operations of Turkey, Hungary and Romania as discontinued operations and are discussed under the heading "Discontinued Operations."

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	For the Three Months Ended March 31,
	2010	2009
Production:
Oil (MBbls):
France	78	84
Average Price:
Oil $(/Bbl):
France	$70.50	39.20

Revenue

Oil sales

        Oil sales for the three months ended March 31, 2010 were $5.5 million, as compared to $3.4 million for the three months ended March 31, 2009. This increase is primarily due to the global increase in oil prices during the last nine months of 2009 and during the first quarter of 2010. This price increase resulted in an increase in revenue of $2.4 million, which offset the decrease in oil production of 6,000 Bbls as a result of natural decline of our oil producing fields.

        The above table compares both volumes and prices received for oil for the three months ended March 31, 2010 and 2009. Oil prices are, and, we expect, will continue to be, extremely volatile. The results of our operations are highly dependent upon the prices received from our oil production, which are dependent on numerous factors beyond our control. Accordingly, significant changes to oil prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.

Costs and expenses

Lease operating

        Lease operating expense was $1.2 million, or $15.38 per BOE produced for the three months ended March 31, 2010, as compared to $1.8 million, or $21.42 per BOE produced, for the three months ended March 31, 2009. This decrease is primarily due to the decrease in maintenance and work over cost as well as a decrease in overhead charges.

Exploration expense

        Exploration expense for the three months ended March 31, 2010 was $18,000, as compared to $76,000 for the three months ended March 31, 2009.The decrease is primarily due to the elimination of the exploration staff in the Dallas office following the relocation of our headquarters to Paris, France.

Depreciation, depletion and amortization

        Depreciation, depletion and amortization expense for the three months ended March 31, 2010 was $1.1 million or $14.10 per BOE produced, as compared to $1.6 million, or $19.05 per BOE produced for the three months ended March 31, 2009. This decrease is primarily due to a decrease in proved reserves assigned to our French assets at December 31, 2009.

General and administrative before stock compensation

        Excluding stock compensation expense, the overall general and administrative expense for the first quarter of 2010 totaled $3.9 million, as compared to $4.7 million for the comparable period in 2009. This decrease is primarily due to (i) $1.7 million related to the relocation of our headquarters and (ii) $832,000 of costs incurred in connection with the resignation of our former President and Chief Executive Officer in quarter ended March 31, 2009. The decrease was offset by an increase in legal, accounting and professional fees (in part due to additional expenses associated with financing activities and the partnership process for the Paris Basin oil shale) and an increase in general expenses associated with operations in France (of which $1.3 million is attributable to salaries and social benefits and $0.3 million is attributable to technical studies) incurred in the three months ended March 31, 2010.

Stock compensation expense

        Stock compensation expense was $1.1 million for the three months ended March 31, 2010 compared with $292,000 for the three months ended March 31, 2009. This increase is primarily due to additional stock grants during three months ended March 31, 2010 to employees and members of our board of directors and the higher price of the Company's shares on the day of the grant compared to the first quarter of 2009.

Gain on oil and gas derivative contracts

        We recorded an unrealized gain on oil and gas derivative contracts for the three months ended March 31, 2010 of $31,000. We had no oil derivative contract for the same period in 2009. Presented in the table below is a summary of the contracts entered into for 2010:

Type	Period	Barrels	Floor	Ceiling
Collar	January 1, 2010 - December 31, 2010	182,500	$68.00	$81.00

Foreign currency exchange gain (loss)

        We recorded a gain on foreign currency exchange gain of $205,000 for the three months ended March 31, 2010 compared with a loss of $51,000 for the three months ended March 31, 2009. This increase is primarily due to the fluctuation in currency exchange rate between the U.S. dollar and the Euro over the period.

Interest and other income

        Interest and other income was $80,000 for the three months ended March 31, 2010 as compared to interest and other income of $209,000 for the three months ended March 31, 2009. Prior to the receipt in February of the proceeds from the public equity offering and Convertible Notes Exchange our average cash balance was less than our average cash balance for the three months ended March 31, 2009. In addition, the applicable interest rate was lower in the first quarter of 2010 than the applicable interest rate in the first quarter of 2009.

Interest and other expense, net of interest capitalization

        Interest expense was $784,000 for the three months ended March 31, 2010 as compared to $1.1 million for the three months ended March 31, 2009. The decrease is primarily due to the repurchase of a portion of our 5% Convertible Senior Notes during the fourth quarter of 2009 and repayment of the International Finance Corporation secured revolving facilities loan during the three months period ended March 31, 2009.

Loss on early extinguishment of debt

        For the three months ended March 31, 2010, the Company accounted for the exchange of a portion of its 5% Convertible Senior Notes as a debt extinguishment and recognized a loss of $4.3 million including write off of loan original fee of $822,000.

Income tax provision (benefit)

        As of March 31, 2010, our French operations recorded a $417,000 tax provision, and the U.S. operations recorded a tax benefit of $87,000, which resulted in a consolidated tax provision of $330,000, compared to a consolidated tax benefit of $78,000 recognized for the same period in 2009.

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

        On September 30, 2009, the Company entered into a Quota Purchase Agreement (the "Quota Purchase Agreement") with RAG (Rohöl Aufsuchungs Aktiengesellschaft), a corporation organized under the laws of Austria ("RAG"), pursuant to which the Company agreed to sell 100% of its equity interests in Toreador Hungary Limited ("Toreador Hungary") to RAG for total consideration consisting of (1) a cash payment of $5.4 million (€ 3.7 million) paid at closing, (2) $435,000 (€ 300,000), which was held back subject to a post-closing adjustment and was paid to us on November 5, 2009 and (3) a contingent payment of $2.9 million (€2 million) to be paid upon post-transaction completion of agreements relating to certain assets of Toreador Hungary. The sale of Toreador Hungary was completed on September 30, 2009 and resulted in a loss of $4.1 million.

        The results of operations of assets in Romania, Turkey and Hungary have been presented as discontinued operations in the accompanying consolidated statement of operations. Results for these assets reported as discontinued operations were as follows:

	Three Months Ended March 31,
	2010	2009
Revenue:
Oil and natural gas sales	$—	$1,362
Operating costs and expenses:
Lease operating expense	—	266
Exploration expense	—	586
Depreciation, depletion and amortization	—	52
Impairment of oil and natural gas properties	—	5,300
General and administrative expense	495	792
Gain on sale of properties and other assets in Romania	—	(5,846)

Total operating costs and expenses	495	1,150

Operating income loss	(495)	212
Other income (expense)
Foreign currency exchange gain	—	(285)
Interest and other income	—	141
Loss on early extinguishment of debt—revolving credit	—	(4,881)
Interest expense	(80)	(140)

Net loss before income taxes	(575)	(4,953)
Income tax benefit	—	—

Loss from discontinued operations	$(575)	$(4,953)

        We had no oil and natural gas sales and operating cost from discontinued operations for the three months ended March 31, 2010 due to the sale of all our discontinued operations in 2009.

        We recorded a loss of $500,000 as a result of the payment made to Scowcroft under the Settlement Agreement on April 30, 2010. We additionally recorded an expense of $80,000 due to the payment of royalties to Hunnisett and Baker in connection with the Netherby Agreement.

        The following tables present production and average unit prices for Turkey:

	For the Three Months Ended March 31,
	2010	2009
Production:
Oil (MBbls):
Turkey	—	12
Gas (MMcf):
Turkey	—	89
MBOE:
Turkey	—	27
Average Price:
Oil ($/Bbl):
Turkey	—	37.96
Gas ($/Mcf):
Turkey	—	10.28
$/BOE:
Turkey	—	51.22

Other comprehensive income

        The most significant element of comprehensive income, other than net income, is foreign currency translation. For the three months ended March 31, 2010, we had accumulated an unrealized loss of $4.7 million as compared to an unrealized income of $6.1 million for the comparable period in 2009 due to the stabilization of the U.S. Dollar compared to the Euro.

        The functional currency of our operations in France is the Euro. The functional currency in Turkey and Hungary was the U.S. Dollar. The exchange rates at March 31, 2009 were:

	March 31, 2010	March 31, 2009
Euro	$1.3479	$1.3308

New Turkish Lira	—	$0.5991

Hungarian Forint	—	$0.0043

Off-balance sheet arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the Company's market risk during the three months ended March 31, 2010. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company's Annual Report on Form 10-K, for the year ended December 31, 2009, which was filed with the SEC on March 16, 2010.

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

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2010 were effective.

Changes in Internal Control over Financial Reporting

        As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 16, 2010, during the evaluation of our disclosure controls and procedures conducted as of December 31, 2009, we identified the following material weakness in our internal control over financial reporting:

  •
  Our accounting and financial reporting procedures were not sufficiently designed to ensure consistent and complete application of our accounting policies and to prepare financial statements in accordance with accounting principles generally accepted in the United States. This includes the lack of a sufficient review of sensitive calculations, reconciliations and critical spreadsheets by personnel in key financial reporting positions..

        As a result, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2009. As a result, the Company has reviewed its internal procedures, and our Finance Department with management, including the Chief Financial Officer, has strengthened its control and review of sensitive calculations, reconciliations and critical spreadsheets. Since then a part-time employee in the Finance Department has been replaced by a full-time employee to reinforce that team. In addition, two senior partners at the external accounting consulting firm we engage are now directly participating in our overall financial reporting and internal review process, and a U.S.-based partner of the same firm is now directly and actively overseeing the U.S. GAAP conformity of our main consolidations entries. Management does not believe it is cost effective at this time to hire additional staff and intends to continue to rely on the assistance of the external accounting consulting firm to prepare selected portions of the Company's financial statements with the increased level of review described above; however, management intends to review this position on a regular basis to take into consideration the future development of the group.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        See Note 11 to Notes to Consolidated Financial Statements included in this filing, which is incorporated into this "Item 1. Legal Proceedings" by reference.

ITEM 1A.    RISK FACTORS

        There have been no material changes to the risk factors previously discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 16, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        On February 1, 2010, we issued the New Convertible Senior Notes pursuant to an exemption from registration under the Securities Act; the issuance was reported on a Current Report on Form 8-K filed with the SEC on February 3, 2010. See "Liquidity and Capital Resources—5.00% Convertible Senior Notes Due October 1, 2025" for a discussion of the Convertible Notes Exchange.

        For the three months ended March 31, 2010, we did not repurchase any shares of our common stock. See "Liquidity and Capital Resources—5.00% Convertible Senior Notes Due October 1, 2025" for a discussion of the Convertible Notes Exchange.

ITEM 6.    EXHIBITS

Exhibit Number	Description	Incorporation by Reference
1.1	Underwriting Agreement dated as of February 9, 2010, by and among the Company, RBC Capital Markets Corporation and Thomas Weisel Partners LLC	Incorporated by reference to Exhibit 1.1 to the Form 8-K filed on February 11, 2010.
4.1	Indenture, dated as of February 1, 2010, by and between the Company and The Bank of New York Mellon, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 3, 2010.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION
May 10, 2010	/s/ CRAIG M. MCKENZIE Craig M. McKenzie President and Chief Executive Officer
May 10, 2010	/s/ MARC SENGÈS Marc Sengès Chief Financial Officer