Form 10-Q
period 2010-06-30
TOREADOR RESOURCES CORP
filed 2010-08-09
CIK 98720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-02517

TOREADOR RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-0991164
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

c/o Toreador Holding SAS

9 rue Scribe

75009 Paris, France

(Address of principal executive office)

Registrant’s telephone number, including area code: +33 1 47 03 34 24

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

As of June 30, 2010, there were 25,761,158 shares of common stock, par value $.15625 per share, outstanding.

TOREADOR RESOURCES CORPORATION

TOREADOR RESOURCES CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

TOREADOR RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$56,049	$8,712
Accounts receivable (Note 2)	2,603	3,126
Income tax receivable (Note 8)	—	245
Other	3,028	3,593
Total current assets	61,680	15,676

Oil and natural gas properties, net
Oil and natural gas properties, gross	99,505	116,435
Accumulated depletion, depreciation and amortization	(36,630)	(41,814)
Oil and natural gas properties, net	62,875	74,621

Investments	200	200
Goodwill (Note 15)	3,384	3,973
Other assets	3,033	2,685

Total assets	$131,172	$97,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,592	$12,491
Deferred lease payable — current portion	110	107
Derivatives (Note 13)	72	886
Current portion of long-term debt (Note 5)	32,385	32,385
Income taxes payable (Note 8)	5,543	—
Total current liabilities	48,702	45,869

Long-term accrued liabilities	329	385
Deferred lease payable, net of current portion	386	442
Asset retirement obligations (Note 6)	5,915	6,733
Deferred income tax liabilities	13,927	15,358
Long-term debt (Notes 5 and 14)	34,973	22,231
Total liabilities	104,232	91,018
Stockholders’ equity:
Common stock, $0.15625 par value, 30,000,000 shares authorized; 25,761,158 and 22,106,955 shares issued	4,025	3,454
Additional paid-in capital	198,601	170,895
Accumulated deficit	(177,600)	(176,578)
Accumulated other comprehensive income	4,448	10,900
Treasury stock at cost, 721,027 shares for 2009 and 2010	(2,534)	(2,534)
Total stockholders’ equity	26,940	6,137

Total liabilities and stockholders’ equity	$131,172	$97,155

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands, except per share data)
Revenues and other income:
Sales and other operating revenue	$5,946	$4,504
Other income (Note 16)	15,000	121
Total revenues and other income	20,946	4,625
Operating costs and expenses:
Lease operating expense	3,138	1,776
Exploration expense	1,055	146
Depreciation, depletion and amortization	673	1,469
Accretion on discounted assets and liabilities (Notes 5 and 6)	31	123
General and administrative	2,837	5,703
Gain on oil and gas derivative contracts (Note 13)	(783)	—
Total operating costs and expenses	6,951	9,217
Operating income (loss)	13,995	(4,592)
Other (expense) income:
Foreign currency exchange gain (loss)	(83)	(653)
Gain on early extinguishment of debt (Note 5)	—	3,370
Interest expense, net of interest capitalized (Note 5)	(1,011)	(546)
Total other income (expense)	(1,094)	2,171
Income (loss) before taxes from continuing operations	12,901	(2,421)
Income tax (benefit) provision (Note 8)	6,351	(691)
Income (loss) from continuing operations, net of income taxes	6,550	(1,730)
Income (loss) from discontinued operations, net of income taxes (Note 12)	(247)	4,612
Net income available to common shares	$6,303	$2,882

Basic income (loss) available to common shares per share:
From continuing operations, net of income taxes	$0.27	$(0.09)
From discontinued operations, net of income taxes	(0.01)	0.23
	$0.26	$0.14

Diluted income (loss) available to common shares per share:
From continuing operations, net of income taxes	$0.27	$(0.09)
From discontinued operations, net of income taxes	(0.01)	0.23
	$0.26	$0.14

Weighted average shares outstanding:
Basic	24,640	20,416
Diluted	24,658	20,416

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands, except per share data)
Revenues and other income
Sales and other operating revenue	$11,456	$7,892
Other income (Note 16)	15,000	121
Total revenues and other income	26,456	8,013
Operating costs and expenses:
Lease operating expense	4,378	3,564
Exploration expense	1,075	610
Depreciation, depletion and amortization	1,677	3,010
Accretion on discounted assets and liabilities (Notes 5 and 6)	87	238
General and administrative	7,842	10,707
Gain on oil and gas derivative contracts (Note 13)	(814)	—
Total operating costs and expenses	14,245	18,129
Operating income (loss)	12,211	(10,116)
Other (expense) income:
Foreign currency exchange gain (loss)	(77)	(557)
(Loss) gain on the early extinguishment of debt (Note 5)	(4,256)	3,370
Interest expense, net of interest capitalized (Note 5)	(1,720)	(1,391)
Total other (expense) income	(6,053)	1,422
Income (loss) before taxes from continuing operations	6,158	(8,694)
Income tax (benefit) provision (Note 8)	6,351	(769)
Income (loss) from continuing operations, net of income taxes	(193)	(7,925)
Loss from discontinued operations, net of income taxes (Note 12)	(822)	(69)
Net loss available to common shares	$(1,015)	$(7,994)

Basic income (loss) available to common shares per share:
From continuing operations, net of income taxes	$(0.01)	$(0.39)
From discontinued operations, net of income taxes	(0.03)	(0.00)
	$(0.04)	$(0.39)

Diluted income (loss) available to common shares per share:
From continuing operations, net of income taxes	$(0.01)	$(0.39)
From discontinued operations, net of income taxes	(0.03)	(0.00)
	$(0.04)	$(0.39)

Weighted average shares outstanding:
Basic	23,958	20,271
Diluted	23,958	20,271

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income (loss)	Treasury Stock (Shares)	Treasury Stock ($)	Total Stockholders’ Equity
Balance at December 31, 2009	22,107	$3,454	$170,895	$(176,578)	$10,900	(721)	$(2,534)	$6,137
Exercise of stock options	5	—	15	—	—		—	15
Return of stock options exercised	—	1	—	—	—		—	1
Issuance of restricted stock	199	31	(31)	—	—		—	—
Issuance of common stock	3,450	539	28,786	—	—		—	29,325
Amortization of deferred stock compensation	—	—	1,553	—	—		—	1,553
Net loss	—	—	—	(1,015)	—		—	(1,015)
Foreign currency translation adjustment	—	—	—	—	(6,452)		—	(6,452)
Tax effect of restricted stock	—	—	(87)	—	—		—	(87)
Payment of equity issuance costs	—	—	(2,489)	—	—		—	(2,489)
Other	—	—	(41)	(7)	—	—	—	(48)

Balance at June 30, 2010	25,761	$4,025	$198,601	$(177,600)	$4,448	(721)	$(2,534)	$26,940

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June30,
	2010	2009
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,015)	$(7,994)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,677	3,010
Accretion on discounted assets and liabilities	87	238
Amortization of deferred debt issuance costs	98	975
Stock based compensation	2,204	2,831
Deferred income taxes liabilities	(1,431)	(437)
Impairment of oil and natural gas properties	—	5,300
Gain on sale of properties and equipment	—	(121)
Gain on sale of properties and other assets in Romania	—	(5,846)
Loss (gain) on early extinguishment of debt — convertible notes	4,256	(3,370)
Loss on early extinguishment of debt — revolving credit facility	—	4,881
Unrealized gain on commodity derivatives	(814)	—
Decrease (increase) in accounts receivable	523	(121)
Decrease in income taxes receivable	245
Decrease (increase) in other current assets	565	(2,883)
Decrease (increase) in other assets	348	(86)
(Decrease) increase in accounts payable and accrued liabilities	(1,899)	1,289
Decrease in deferred lease payable	(53)	—
Increase (decrease) in income taxes payable	5,543	(4,087)
Decrease in long-term accrued liabilities	(56)	—
Net cash provided by (used in) operating activities	10,278	(6,421)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	121
Additions to property and equipment	(252)	(990)
Restricted cash		1,928
Proceeds from sale of oil and gas properties	—	50,000
Net cash (used in) provided by investing activities	(252)	51,059
Cash flows from financing activities:
Repayment of convertible notes (Note 5)	(22,231)	(12,661)
Repayment of revolving credit facility (Note 5)	—	(36,372)
Issuance of convertible notes	31,631
Deferred debt issuance costs	(1,936)
Proceeds from issuance of common stock, net of equity issuance costs of $2,489 (Note 9)	26,836
Proceeds from exercise of stock options	15
Other	—	(82)
Net cash provided by (used in) financing activities	34,315	(49,115)
Net increase (decrease) in cash and cash equivalents	44,341	(4,477)
Effects of foreign currency translation on cash and cash equivalents	2,996	1,206
Cash and cash equivalents, beginning of period	8,712	19,457
Cash and cash equivalents, end of period	$56,049	$16,186
Supplemental disclosures:
Cash paid during the period for interest, net of interest capitalized	$1,180	$1,787
Cash paid during the period for income taxes	$7	$4,032

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Toreador Resources Corporation and subsidiaries (“Toreador,” “we,” “us,” “our,” or the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature, unless noted herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 16, 2010. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

We are a Delaware corporation that was incorporated in 1951. Our common stock is traded on the NASDAQ Global Market under the trading symbol TRGL. Our offices in the United States are located at 13760 Noel Road, Suite 1100, Dallas, TX, 75240-1383 (telephone number: (214) 559-3933). Our principal executive offices are located at c/o Toreador Holding SAS, 9 rue Scribe, 75009 Paris, France (telephone number: +33 1 47 03 34 24). Our website address is www.toreador.net.

Unless otherwise noted, amounts reported in tables are in thousands, except per unit data.

Revenue Recognition

Our French crude oil production accounts for substantially all of our sales. We sell our French crude oil to Total (“TOTAL”), and recognize the related revenues when the production is delivered to TOTAL’s refinery, typically via truck. At the time of delivery to the plant, title to the crude oil transfers to TOTAL. The terms of the contract with TOTAL state that the price received for oil sold will be the arithmetic mean of all average daily quotations of Dated Brent published in Platt’s Oil Market Wire for the month of production less a specified differential per barrel. The pricing of oil sales is done on the first day of the month following the month of production. In accordance with the terms of the contract, payment is made within six working days of the date of issue of the invoice. The contract with TOTAL is automatically extended for a period of one year unless either party cancels it in writing no later than six months prior to the beginning of the next year.

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

Gain on sales of proved and unproved properties are only recognized when there is no uncertainty about the recovery of costs applicable to interests retained or where there is no substantial obligation for future performance by the Company. Losses on properties sold are recognized when incurred. Any gain or loss is reflected in “Other Income”.

New Accounting Pronouncements

In January 2010, the FASB issued guidance that clarifies and requires new disclosures about fair value measurements. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy, were adopted by the Company in the first quarter of 2010. The new guidance also requires that purchases, sales, issuances, and settlements be presented gross in the Level 3 reconciliation and that requirement is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years, with early adoption permitted. Adoption of the guidance which only amends the disclosures requirements did not have significant impact on our financial statements.

In February 2010, the FASB issued 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends ASC 855, Subsequent Events, by removing the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. Management’s responsibility to evaluate subsequent events through the date of issuance remains unchanged. The Company adopted amendments to the Codification resulting from ASU 2010-09 on February 24, 2010. As ASU 2010-09 relates specifically to disclosures, the adoption of this standard had no impact on our condensed consolidated financial condition, results of operations or cash flows.

On July 21, 2010, the FASB issued ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 amend existing disclosure guidance to require entities to provide extensive new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses. ASU 2010-20 is effective for fiscal and interim periods beginning after December 15, 2010. The Company will review the requirements under the standards to determine what impacts, if any, the adoption of the standard would have on our condensed consolidated financial statements.

NOTE 2 - CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, and our hedging and derivative financial instruments. We place our cash with high-credit quality financial institutions. We currently sell oil to one customer, TOTAL. Substantially all of our accounts receivable are due from the purchaser of oil production. We place our hedging and derivative financial instruments with financial institutions and other firms that we believe have high credit ratings.

We periodically review the collectability of accounts receivable and record an allowance for doubtful accounts on those amounts which are, in our judgment, unlikely to be collected. We have not had any significant credit losses in the past and we believe our accounts receivable are fully collectable with the exception of the current allowance.

Accounts receivable consisted of the following:

	June 30, 2010	December 31, 2009
Oil and natural gas sales receivables	$2,144	$2,054
Recoverable VAT	138	778
Other accounts receivable	321	294
	$2,603	$3,126

NOTE 3 — EARNINGS (LOSS) PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per common share computation:

	Three Months Ended June 30,
	2010	2009
Basic earnings (loss) per share:
Numerator:
Income (loss) from continuing operations, net of income tax	$6,550	$(1,730)
Income (loss) from discontinued operations, net of income tax	(247)	4,612
Net income (loss) available to common shareholders	$6,303	$2,882

Denominator:
Weighted average common shares outstanding	24,640	20,416

Basic earnings (loss) available to common shareholders per share from:
Continuing operations	$0.27	$(0.09)
Discontinued operations	(0.01)	0.23
	0.26	$0.14

Diluted earnings (loss) per share:
Numerator:
Loss from continuing operations, net of income tax	$6,550	$(1,730)
Income (loss) from discontinued operations, net of income tax	(247)	4,612
Net income (loss) available to common shareholders	$6,303	$2,882

Denominator:
Weighted average common shares outstanding	24,658	20,416
Conversion of notes payable	— (1)	— (1)
Diluted shares outstanding	24,658	20,416

Diluted earnings (loss) available to common shareholders per share from:
Continuing operations	$0.27	$(0.09)
Discontinued operations	(0.01)	0.23
	0.26	$0.14

(1)

Conversion of the Company’s 5.00% Convertible Senior Notes due 2025 would be anti-dilutive and the Company’s 8.00%/7.00% Convertible Senior Notes due 2025 are not eligible for conversion in 2010 (subject to certain terms and conditions under the Indenture dated as of February 1, 2010) therefore, there are no dilutive shares.

	Six Months Ended June 30,
	2010	2009
Basic loss per share:
Numerator:
Loss from continuing operations, net of income tax	$(193)	$(7,925)
Loss from discontinued operations, net of income tax	(822)	(69)
Net loss available to common shareholders	$(1,015)	$(7,994)

Denominator:
Weighted average common shares outstanding	23,958	20,271

Basic Income (loss) available to common shareholders per share from:
Continuing operations	$(0.01)	$(0.39)
Discontinued operations	(0.03)	(0.00)
	$(0.04)	$(0.39)

Diluted loss per share:
Numerator:
Income (loss) from continuing operations, net of income tax	$(193)	$(7,925)
Loss from discontinued operations, net of income tax	(822)	(69)
Net loss available to common shareholders	$(1,015)	$(7,994)

Denominator:
Weighted average common shares outstanding	23,958	20,271
Conversion of notes payable	— (1)	— (1)
Diluted shares outstanding	23,958	20,271

Diluted Income (loss) available to common shareholders per share from:
Continuing operations	$(0.01)	$(0.39)
Discontinued operations	(0.03)	(0.00)
	$(0.04)	$(0.39)

(1)

Conversion of the 5.00% Convertible Senior Notes would be anti-dilutive and the 8/7.00% New Convertible Senior Notes are not eligible for conversion in 2010 (subject to certain terms and conditions under the Indenture dated as of February 1, 2010) therefore, there are no dilutive shares.

NOTE 4 — COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss), net of related tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$6,303	$2,882	$(1,015)	$(7,994)
Foreign currency translation adjustment	(1,753)	3,808	(6,452)	(2,255)
Comprehensive income (loss)	$4,550	$6,690	$(7,467)	$(10,249)

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2010	December 31, 2009
Convertible senior notes	$67,358	$54,616

Less: current portion	(32,385)	(32,385)

Total long-term debt	$34,973	$22,231

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

On March 3, 2009, we repaid and retired the facilities with the International Finance Corporation. The total amount of the payment was $36.4 million, which comprised $30 million principal, $5.9 million additional compensation due under the credit facility as a result of our repayment (such additional compensation calculated under the terms of the credit facility as a percentage of the Company’s earnings before interest, tax, depreciation, amortization and exploration expense) and $500,000 for accrued interest and fees.  As a result of the early extinguishment, we recorded a loss of $4.9 million for the period ended March 31, 2009, which was recorded in discontinued operations.

5.00% CONVERTIBLE SENIOR NOTES DUE OCTOBER 1, 2025

On September 27, 2005, we issued $75 million of Convertible Senior Notes due October 1, 2025 (the “5.00% Convertible Senior Notes”) to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The Company also granted the initial purchasers the option to purchase an additional $11.25 million aggregate principal amount of 5.00% Convertible Senior Notes to cover over-allotments. The over-allotment option was exercised on September 30, 2005. The total principal amount of 5.00% Convertible Senior Notes issued was $86.25 million and total net proceeds were approximately $82.2 million. We incurred approximately $4.1 million of costs associated with the issuance of the 5.00% Convertible Senior Notes; these costs have been recorded in other assets on the balance sheet and are being amortized to interest expense using the straight-line interest rate method (which approximates effective interest method) over the term of the 5.00% Convertible Senior Notes.

The net proceeds were used for general corporate purposes, including funding a portion of the Company’s 2005 and 2006 exploration and development activities.

The 5.00% Convertible Senior Notes bear interest at a rate of 5.00% per annum and can be converted into common stock at an initial conversion rate of 23.3596 shares of common stock per $1,000 principal amount of 5.00% Convertible Senior Notes (equivalent to a conversion price of approximately $42.81 per share), subject to adjustment in an event of, among other things, a fundamental change (as defined in the indenture). We may redeem the 5.00% Convertible Senior Notes, in whole or in part, on or after October 6, 2008, and prior to October 1, 2010, for cash at a redemption price equal to 100% of the principal amount of 5.00% Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest, if the closing price of our common stock exceeds 130% of the conversion price over a specified period. On or after October 1, 2010, we may redeem the 5.00% Convertible Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of 5.00% Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest, irrespective of the price of its common stock. Holders may convert their 5.00% Convertible Senior Notes at any time prior to the close of business on the business day immediately preceding their stated maturity, and holders may, upon the occurrence of certain fundamental changes, or on October 1, 2010, October 1, 2015, and October 1, 2020, require us to repurchase all or a portion of their 5.00% Convertible Senior Notes for cash in an amount equal to 100% of the principal amount of such 5.00% Convertible Senior Notes, plus any accrued and unpaid interest.

During 2008 the Company repurchased $6 million, face value, of the 5.00% Convertible Senior Notes on the open market for $5.3 million. In 2009 the Company repurchased $25.7 million face value of the 5.00% Convertible Senior Notes on the open market for $21.3 million, resulting in a gain on the early extinguishment of debt of $3.4 million after writing off deferred loan costs of approximately $1 million.  On February 1, 2010, Toreador consummated an exchange transaction (the “Convertible Notes Exchange”). In the Convertible Notes Exchange, in exchange for (a) $22,231,000 principal amount of our outstanding 5.00% Convertible Senior Notes and (b) $9.4 million cash, we issued $31,631,000 aggregate principal amount of our 8.00%/7.00% Convertible Senior Notes, or the New Convertible Senior Notes, and paid accrued and unpaid interest on the Old Notes.  As of June 30, 2010, $32.4 million principal aggregate amount of the 5.00% Convertible Senior Notes was outstanding. We intend to continue to buy back a portion of the currently outstanding Notes in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.

As the debt instruments exchanged in the Convertible Notes Exchange have substantially different terms, the Company recognized the exchange of the 5.00% Convertible Senior Notes as extinguishment of debt. As a result, for the six months ended June 30, 2010, the Company recognized a loss of $4.3 million including write off of loan original fee of $822,000 for the debt extinguishment. The New Convertible Senior Notes are recorded at a fair value of $35,065,000 on the date of exchange. The accretion expense on the Convertible Notes Exchange, which was determined using fair market value of the New Convertible Senior Notes, will be amortized to income over their term. The accretion impact (positive) of $91,322 was recorded for the period ended June 30, 2010.

8.00%/7.00% CONVERTIBLE SENIOR NOTES DUE OCTOBER 1, 2025

On February 1, 2010, Toreador consummated the Convertible Notes Exchange. In the Convertible Notes Exchange, in exchange for (a) the Old Notes and (b) $9.4 million cash, we issued $31,631,000 aggregate principal amount of (the New Convertible Senior Notes) and paid accrued and unpaid interest on the Old Notes. We incurred approximately $1.9 million of costs associated with the issuance of the New Convertible Senior Notes; these costs have been recorded in other assets on the balance sheets and are being amortized to interest expense using the straight-line interest method (which approximates effective interest method) over the term of the New Convertible Senior Notes.

The New Convertible Senior Notes are senior unsecured obligations of the Company, ranking equal in right of payment with the Company’s 5.00% Convertible Senior and future unsubordinated indebtedness. The New Convertible Senior Notes will mature on October 1, 2025 and pay annual cash interest at 8.00% from February 1, 2010 until January 31, 2011 and at 7.00% per annum thereafter. Interest on the New Convertible Senior Notes will be payable on February 1 and August 1 of each year, beginning on August 1, 2010.

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

The New Convertible Senior Notes may be redeemed in whole or in part at the Company’s option prior to October 1, 2013, in cash at a redemption price equal to one hundred percent (100%) of the principal amount of the New Convertible Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus a make-whole payment, if the closing sale price of the Company’s common stock has exceeded 200% of the conversion price then in effect for at least twenty (20) trading days in any consecutive thirty (30)-trading day period ending on the trading day prior to the date of mailing of the relevant notice of redemption (a “Provisional Redemption”).  The New Convertible Senior Notes may be redeemed in whole or in part at the Company’s option on or after October 1, 2013 for cash at a redemption price equal to 100% of the principal amount of the New Convertible Senior Notes redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  In addition, upon the occurrence of certain fundamental changes, or on each of October 1, 2013, October 1, 2015 and October 1, 2020, a holder may require the Company to repurchase all or a portion of the New Convertible Senior Notes in cash for 100% of the principal amount of the New Convertible Senior Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date.

Pursuant to the indenture, the Company and its subsidiaries may not incur debt other than Permitted Indebtedness. “Permitted Indebtedness” includes (i) the New Convertible Senior Notes; (ii) the 5.00% Convertible Senior Notes or any indebtedness of the Company that serves to refund or refinance the 5.00% Convertible Senior Notes (“Refinancing Debt”), so long as the principal amount of the Refinancing Debt does not exceed the outstanding principal amount of the 5.00% Convertible Senior Notes; (iii) indebtedness incurred by the Company or its subsidiaries not to exceed the sum of (i) the product of (x) $7.00 and (y) the number of barrels of proved plus probable reserves and (ii) cash equivalents less the aggregate principal amount of the New Convertible Senior Notes outstanding less the aggregate principal amount of the 5.00% Convertible Senior Notes less any Refinancing Debt; (iv) indebtedness that is nonrecourse to the Company or any of its subsidiaries used to finance projects or acquisitions, joint ventures or partnerships, including acquired indebtedness (“Nonrecourse Debt”); and (v) certain other customary categories of permitted debt. In addition, the Company may not permit its total consolidated net debt as of any date to exceed the product of (x) $7.00 and (y) the number of barrels of proved plus probable reserves other than for Nonrecourse Debt. The proved plus probable reserves underlying any Nonrecourse Debt for which debt has been incurred as permitted debt pursuant to clause (iv) above will be excluded from the proved plus probable reserves calculation for the purposes of the above debt covenants.

DEBT ISSUANCE COSTS

The Company has elected to amortize straight-line (which approximates the effective interest method) the costs associated with the issuance of its convertible senior notes over the term of the issuances (i.e., 2025 for both the 5.00% Convertible Senior Notes and the 8/7% Convertible Senior Notes) and not at the first puttable dates of these callable debts. The unamortized debt issuance costs included in other assets amounted to $3.0 million and $2.1 million as of June 30, 2010 and December 31, 2009, respectively.

NOTE 6 — ASSET RETIREMENT OBLIGATIONS

We account for our asset retirement obligations in accordance with ASC 410, “Asset Retirement and Environmental Obligations”, which requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

The following table summarizes the changes in our asset retirement liability during the six months ended June 30, 2010 and for the year ended December 31, 2009:

	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Asset retirement obligation at January 1	$6,733	$6,037
Asset retirement accretion expense	179	507
Foreign currency exchange loss (gain)	(997)	189
Property additions	—	—
Property dispositions	—	—
Asset retirement obligation at the end of the period	$5,915	$6,733

NOTE 7 — GEOGRAPHIC OPERATING SEGMENT INFORMATION

We have operations in only one industry segment, the oil and natural gas exploration and production industry. We are structured along geographic operating segments or regions, and currently have operations in the United States and France and had operations in Hungary in 2009.

The following tables provide the geographic operating segment data required by ASC 280, “Segment Reporting”.

Three Months Ended June 30, 2010

	United States	France	Total
Revenues and other income	$6	$20,940	$20,946
Costs and expenses	1,430	5,521	6,951
Operating income (loss)	$(1,424)	$15,419	$13,995

Three Months Ended June 30, 2009

	United States	France	Hungary	Total
Revenues and other income	$75	$4,429	$121	$4,625
Costs and expenses	4,587	4,160	470	9,217
Operating income (loss)	$(4,512)	$269	$349	$(4,592)

	Six Months Ended June 30, 2010
	United States	France	Total
Revenues and other income	$9	$26,447	$26,456
Costs and expenses	4,299	9,946	14,245
Operating income (loss)	$(4,290)	16,501	$12,211

	Six Months Ended June 30, 2009
	United States	France	Hungary	Total
Revenues and other income	$154	$7,738	$121	$8,103
Costs and expenses	9,395	7,824	910	18,129
Operating income (loss)	$(9,241)	$(86)	$(789)	$(10,116)

	Total Assets (1)
	United States	France
	Continuing Operations		Total
June 30, 2010	$36,681	$94,491	$131,172

December 31, 2009	$6,552	$90,603	$97,155

(1)         All intercompany accounts and transactions are eliminated in consolidation.

NOTE 8 — INCOME TAXES

At June 30, 2010, we recorded a $5.5 million income tax payable as we expect to owe income tax within the next 12 months. For the six months ended June 30, 2010 and 2009 we paid income taxes of approximately

$7,000 and $4 million respectively, related to French taxable income. As of June 30, 2010, our French operations recorded a $6.3 million tax provision, and the U.S. operations recorded a tax provision of $17,349 which resulted in a consolidated tax payable of $6.4 million.

We have adopted ASC 740 “Income Taxes”, formerly FIN No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. There are no tax positions for which a material change in the unrecognized tax benefit is reasonably possible in the next 12 months.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. During the six months ended June 30, 2010, the Company recognized $0 in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

In addition to U.S. federal tax returns, we file several state and foreign tax returns, many of which remain open for examination for five years.

NOTE 9 — CAPITAL

For the six months ended June 30, 2010, the Company issued 199,563 shares of stock to employees and directors, of which 132,733 shares were immediately vested in accordance with the terms of the grants and 5,000 stock options were exercised under the terms of the option agreements.  There were no forfeitures of restricted stock and stock options for the six months ended June 30, 2010.

On February 12, 2010, we completed a registered underwritten public offering of 3,450,000 shares of common stock, including 450,000 shares of common stock acquired by the underwriters from us to cover over-allotment options. The net proceeds to Toreador from the offering were approximately $26.8 million, after deducting underwriting discounts, commissions and estimated offering expenses. We intend to use the net proceeds, together with cash on hand, to satisfy payment obligations arising from the holders’ exercise, if any, of their right on October 1, 2010 to require the Company to repurchase its 5.00% Convertible Senior Notes and for general corporate purposes, which may include working capital, capital expenditures and acquisitions.  See “5.00% Convertible Senior Notes Due October 1, 2025” in Note 5. As of June 30, 2010, $32.4 million principal aggregate amount of the 5.00% Convertible Senior Notes was outstanding.  Pending such use, we have invested the net proceeds in mutual and money market funds and/or bank certificates of deposit.

NOTE 10 — CAPITALIZED INTEREST

We capitalize interest on major projects that require an extended period of time to complete. Capitalized interest for the three months ended June 30, 2010 and 2009 was $0 and $118,000 respectively. Capitalized interest for the six months ended June 30, 2010 and 2009 was $0 and $237,000, respectively.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

In 2005, two separate incidents occurred offshore Turkey in the Black Sea, which resulted in the sinking of two caissons (the “Fallen Structures”) and the loss of three natural gas wells. The Company has not been requested to or ordered by any governmental or regulatory body to remove the caissons. Therefore, the Company believes that the likelihood of receiving such a request or order is remote and no liability has been recorded. In connection with the Company’s sale of its 26.75% interest in the SASB to Petrol Ofisi in March 2009 and its sale of Toreador Turkey to Tiway Oil (“Tiway”) in October 2009, the Company agreed to indemnify Petrol Ofisi and Tiway, respectively, against and in respect of any claims, liabilities and losses arising from the Fallen Structures. The Company has also indemnified a third-party vendor for any claims made related to these incidents.

On October 16, 2003, we entered into an agreement (the “Netherby Agreement”) with Phillip Hunnisett and Roy Barker (“Hunnisett and Barker”), pursuant to which Hunnisett and Barker agreed to post the collateral required by the Turkish government for Madison Oil Turkey Inc. (a Liberian company later reincorporated in the Cayman

Islands as Toreador Turkey Limited) to retain its 36.75% interest in relation to eight offshore exploration SASB licenses in exchange for a 1.5% gross overriding royalty interest (the “Overriding Royalty”) on the net value to Madison Oil Turkey of all future production, if any, deriving from Madison’s interest in such SASB licenses. Since March 2009, we have corresponded with Hunnisett and Barker regarding a dispute over the compensation payable by us to Hunnisett and Barker under the Netherby Agreement as a result of Toreador Turkey’s sale of a 26.75% interest in the SASB licenses to Petrol Ofisi in March 2009 (the “Netherby Payment Amount”). Hunnisett and Barker have contended that the Netherby Payment Amount could be up to $10.4 million; however, we do not believe that Hunnisett and Barker are entitled to such amount. There has been subsequent correspondence regarding a dispute as to whether an agreement between the parties had been reached regarding the Netherby Payment Amount; Hunnisett and Barker’s contention is that such agreed Netherby Payment Amount was $7.2 million. We do not believe that any such agreement was reached, and we do not believe that Hunnisett and Barker are entitled to such amount. We intend to vigorously defend ourselves against any claim for payment of an amount in excess of the amount to which we believe that Hunnisett and Barker are entitled. We have since completed the sale of Toreador Turkey Ltd., including with it Toreador Turkey’s remaining 10% interest in the SASB license, to Tiway.  In connection with the sales referred to above, we agreed to indemnify Petrol Ofisi and Tiway against and in respect of any and all claims, liabilities, and losses arising from the Overriding Royalty. As of June 30, 2010, we had accrued approximately $880,000 as a contingent liability for these claims, with the expense included in discontinued operations.

On June 17, 2009, The Scowcroft Group, Inc. (“Scowcroft”) filed a complaint in the U.S. District Court for the District of Columbia against us. The complaint alleged that we breached a contract (the “Scowcroft Contract”) between Scowcroft and us relating to the sale of our interests in the SASB and that Scowcroft was entitled to a success fee thereunder as a result of the sale of our interests in the SASB to Petrol Ofisi in March 2009. The complaint also alleged unjust enrichment/quantum meruit and fraud. Scowcroft sought damages in the amount of $2 million plus interest, costs and expenses. On April 30, 2010, Toreador and Scowcroft executed a settlement agreement (the “Settlement Agreement”), pursuant to which Toreador agreed to pay Scowcroft $495,000 and, subject to receipt of such payment, Scowcroft agreed to take actions to dismiss the suit and the parties agreed to a mutual release with respect to claims relating to the Scowcroft Contract.  On April 30, 2010, Toreador made the settlement payment and the parties filed a stipulation of dismissal of the action. As of June 30, 2010, $657,000 has been expensed in discontinued operations consequently, consisting of the settlement amount and associated legal costs.

On January 25, 2010, we received a claim notice from Tiway under the Share Purchase Agreement, dated September 30, 2009, among us, Tiway Oil BV and Tiway relating to the sale of Toreador Turkey Ltd. in respect of a third-party claim asserted by Petrol Ofisi against Toreador Turkey Ltd. in the amount of TRY 7.6 million ($5.1 million), for which Tiway alleges we are liable for an estimated TRY 2.1 million ($1.4 million). No formal legal evaluation can be made at this time as to the extent of the Company’s liability, if any.  A hearing on this matter was held on July 20, 2010, and the Court has appointed three experts.  The next hearing is scheduled for on November 2, 2010.

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

On September 30, 2009, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Tiway Oil BV, a company organized under the laws of the Netherlands (“Tiway”), and Tiway Oil AS, a company organized under the laws of Norway, pursuant to which the Company agreed to sell 100% of the outstanding shares of Toreador Turkey Ltd. to Tiway for total consideration consisting of: (1) a cash payment of $10.5 million to be paid at closing, (2) exploration success payments dependent upon certain future commercial discoveries as provided in the Share Purchase Agreement, up to a maximum aggregate consideration of $40 million, and (3) future quarterly 10% pre-tax net profit interest payments if a field goes into production that was discovered by an exploration well drilled within four years of closing on certain of the licenses then still held by Tiway. The sale of Toreador Turkey Ltd. was completed on October 7, 2009 and resulted in a gain of $1.8 million.

On September 30, 2009, the Company entered into a Quota Purchase Agreement (the “Quota Purchase Agreement”) with RAG (Rohöl Aufsuchungs Aktiengesellschaft), a corporation organized under the laws of Austria (“RAG”), pursuant to which the Company agreed to sell 100% of its equity interests in Toreador Hungary Limited to RAG for total consideration consisting of (1) a cash payment of $5.4 million (€ 3.7 million) paid at closing, (2) $435,000 (€ 300,000), which was held back subject to a post-closing adjustment and was paid to us on November 5, 2009 and (3) a contingent payment of $2.9 million (€2 million) to be paid upon post-transaction completion of agreements relating to certain assets of Toreador Hungary. The sale of Toreador Hungary was completed on September 30, 2009 and resulted in a loss of $4.1 million.

The results of operations of assets in Romania, Turkey and Hungary have been presented as discontinued operations in the accompanying consolidated statement of operations.  Results for these assets reported as discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue and other income
Sales and other operating revenue	$—	$1,551	$—	$2,913
Operating costs and expenses:
Lease operating expense	—	237	—	503
Exploration expense	—	32	—	230
Depreciation, depletion and amortization	—	—	—	—
Accretion on discounted assets and liabilities	—	—	—	—
Impairment of oil and natural gas properties	—	—	—	5,300
General and administrative expense	161 (1)	732	657 (1)	1,524
Gain on sale of properties and other assets in Romania	—	—	—	(5,846)
Total operating costs and expenses	161	1,001	657	1,711
Operating income (loss)	(161)	550	(657)	1,202
Other income (expense)
Foreign currency exchange gain	—	3,752	—	3,319
Loss on early extinguishment of debt — revolving credit facility	—	—	—	(4,881)
Other expense	86	—	165	—
Interest expense, net of interest capitalized	—	310	—	291
Income (loss) before income taxes	(247)	4,612	(822)	(69)
Income tax benefit	—	—	—	—
Net income (loss) from discontinued operations	$(247)	$4,612	$(822)	$(69)

(1) Residual exit costs.

NOTE 13 — DERIVATIVES

We periodically utilize derivative instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the sales price of crude oil. In December 2009, we entered into futures and swap contracts for approximately 15,208 Bbls per month for the months of January 2010 through December 2010.  This resulted in a net unrealized derivative fair value gain of $783,000 at June 30, 2010. Presented in the table below is a summary of the contracts entered into for 2010:

Type	Period	Barrels	Floor	Ceiling	Unrealized gain for the three months ended June 30, 2010

Collar	January 1, 2010 – December 31, 2010	182,500	$68.00	$81.00	$783

NOTE 14 — FAIR VALUE MEASUREMENTS

The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value at June 30, 2010 and December 31, 2009, due to the short-term nature or maturity of the instruments.

Long-term debt approximated fair value based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same maturities.

On June 30, 2010, the 5.00% Convertible Senior Notes, which had a book value of $35.0 million, were trading at $95.2, which would equal a fair market value of approximately $31 million

On December 31, 2009, the 5.00% Convertible Senior Notes, which had a book value of $54.6 million, were trading at or near par value, which would equal a fair market value of approximately $54.6 million.

On June 30, 2010, the New Convertible Senior Notes, which had a book value of $31.6 million, were trading at $100.265, which would equal a fair market value of approximately $31.7 million.

ASC 820 “Fair value measurements and disclosures”, formerly SFAS No. 157, establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.

Certain assets and liabilities are reported at fair value on a nonrecurring basis in our consolidated balance sheets.  The following methods and assumptions were used to estimate the fair values:

Asset Impairments - The Company reviews a proved oil and gas property for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such property. We estimate the undiscounted future cash flows expected in connection with the property and compare such undiscounted future cash flows to the carrying amount of the property to determine if the carrying amount is recoverable. If the carrying amount of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and include estimates of future oil and gas production, commodity prices based on commodity futures price strips as of the date of the estimate, operating and development costs, and a credit risk-adjusted discount rate.

The impairment charge in Turkey of $5.3 million which is recorded in discontinued operations for the period ended June 30, 2009, is a result of a decline in the fair market value of the Company’s interest in South Akcakoca Sub-Basin asset. The fair market value declined at June 30, 2009 due to a 25.00% reduction in the posted sales price of natural gas produced in Turkey announced on May 1, 2009.

Goodwill - We account for goodwill in accordance with FASB Accounting Standards Codification No. 350 “Intangibles-Goodwill and Other”  (“ASC 350”). Under ASC 350, goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

Asset Retirement Obligations — The initial measurement of asset retirement obligations at fair value is calculated using cash flows techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Significant Level 3 inputs used in the calculation of asset retirement obligations include plugging costs and reserve lives. A reconciliation of the Company’s asset retirement obligation is presented in Note 6.

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

Level 3:

Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). Our valuation models for derivative contracts are primarily industry-standard models (i.e., Black-Scholes) that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors, (d) counterparty credit risk and (e) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Level 3 instruments primarily include derivative instruments, such as basis swaps, commodity price collars and floors and accrued liabilities. Although we utilize third -party broker quotes to assess the reasonableness of our prices and valuation techniques, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

Measurement information for assets that are measured at fair value on a non-recurring basis was as follows:

		Fair Value Measurements Using
Description	Fair Value Measurement	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment Loss
	(in thousands)
Six Months Ended June 30, 2010

8.00/7.00% Convertible Senior Notes	$35,065	—	—	$35,065	$—

Six Months Ended June 30, 2009

Impaired oil and natural gas properties	$14,986	—	—	$14,986	$(5,300)

The following table summarizes the valuation of our investments and financial instrument assets (liabilities) measured on a recurring basis at fair value by pricing levels:

	Fair Value Measurement Using
	(Level 1)	(Level 2)	(Level 3)	Total

As of June 30, 2010:
Oil derivative contracts	$—	$—	$72	$72

Total	$—	$—	$72	$72

As of December 31, 2009:
Oil derivative contracts	$—	$—	$886	$886
	$—	$—	$886	$886

The table below summarizes the change in carrying values associated with Level 3 financial instruments:

	Six months ended June 30, 2010 Oil Derivative Contracts	Year ended December 31, 2009 Oil Derivative Contracts
Balance at beginning of period	$886	$—
Unrealized (gain) loss	(814)	886

Balance at end of period	$72	$886

NOTE 15 — IMPAIRMENT OF ASSETS

We evaluate producing property costs for impairment and reduce such costs to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to FASB ASC 360 “Property, plant and Equipment”, formerly Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). We assess impairment of non-producing leasehold costs and undeveloped mineral and royalty interests periodically on a field-by-field basis. We charge any impairment in value to expense in the period incurred. For the three months ended June 30, 2010, there was no impairment charge for our continuing operations and discontinued operations.

The impairment charge in Turkey of $5.3 million, as of June 30, 2009, was a result of a decline in the fair market value of the Company’s interest in South Akcakoca Sub-Basin asset. The fair market value declined at June 30, 2009 due to a 25.00% reduction in the posted sales price of natural gas produced in Turkey announced on May 1, 2009.

NOTE 16 — AGREEMENT WITH HESS

On May 10, 2010, Toreador Energy France S.C.S. (“TEF”), a company organized under the laws of France and an indirect subsidiary of Toreador Resources Corporation, a Delaware corporation (the “Company”), entered into an Investment Agreement (the “Investment Agreement”) with Hess Oil France S.A.S. (“Hess”), a company organized under the laws of France and a wholly owned subsidiary of Hess Corporation, a Delaware corporation, pursuant to which (x) Hess becomes a 50% holder of TEF’s working interests in its awarded and pending exploration permits in the Paris Basin, France (the “Permits”) subject to fulfillment of Work Program (as described in (y) (2) hereafter) and (y) (1) Hess must make a $15 million upfront payment to TEF, (2) Hess will have the right to invest up to $120 million in fulfillment of a two-phase work program (the “Work Program”) and (3) TEF would be entitled to receive up to a maximum of $130 million of success fees based on reserves and upon the achievement of an oil production threshold, each as described more fully below.

The Ministère de l’Ecologie, de l’Energie, du Développement Durable et de la Mer (Ministry of Ecology, Energy, Sustainable Development and the Sea) in France granted first-stage approval on June 25, 2010. An application for the grant to Hess of title on the permits is expected to be filed shortly with the government.

Pursuant to the Investment Agreement, subject to such government approval, TEF has transferred 50% of its working interest in each Permit to Hess (collectively, the “Transfer Working Interests”) and, on June 10, 2010, Hess paid TEF $15 million plus VAT, i.e., an aggregate amount of $17.9 million, on June 10, 2010.

Under the terms of the Investment Agreement, Phase 1 of the Work Program is expected to consist of an evaluation of the acreage underlying the Permits and the drilling of six wells. The parties have agreed to use reasonable endeavors to spud the first well by December 1, 2010, the second well by the March 31, 2011 and the third well by June 30, 2011.  If Hess does not spend $50 million in fulfillment of the Work Program within 30 months of receipt of government approval (“Phase 1”), Hess must promptly transfer back to TEF the Transfer Working Interests.

Under the terms of the Investment Agreement, if Hess spends $50 million in Phase 1, Hess will have the option to proceed to Phase 2 of the Work Program. If Hess elects not to proceed to Phase 2 of the Work Program, Hess must promptly transfer back to TEF a percentage of the Transfer Working Interests determined with reference to the amount of money spent by Hess in fulfillment of the Work Program during Phase 1.

Under the terms of the Investment Agreement, if Hess elects to proceed, Phase 2 of the Work Program is expected to consist of appraisal and development activities, depending on the results of the work in Phase 1. If Hess does not spend $70 million (less money spent by Hess in fulfillment of the Work Program in excess of $50 million in Phase 1) in fulfillment of the Work Program within 36 months (“Phase 2”), Hess must promptly transfer back to TEF a percentage of the Transfer Working Interests determined with reference to the amount of money spent by Hess in fulfillment of the Work Program during Phase 1. Following Phase 2, TEF and Hess will bear the costs of subsequent exploration, appraisal and development activities in accordance with individual participation agreements governing the joint operations on each Permit.

Under the terms of the Investment Agreement, Hess agrees to pay TEF: (x) a success fee based on proved developed oil reserves (as defined by Rule 4-10(a) of Regulation S-X), up to a maximum of $80 million and (y) a success fee if oil production exceeds an agreed threshold, up to a maximum of $50 million, each of which is subject to reduction under certain circumstances.

Under the terms of the Investment Agreement, TEF and Hess have designated an area of mutual interest within the Paris Basin (the “AMI”). If either party acquires or applies for a working interest in an exploration permit or exploitation concession within the AMI, such party would be required to offer to the other party 50% of such interest on the same terms and conditions.

As a result of the Investment Agreement, the Company has recorded the upfront payment of $15 million in other income for the three months period ended June 30, 2010, since this revenue is not subject to any further obligation or performance by the Company nor is it depending on any approval.

NOTE 17 — PENSION, POST-RETIREMENT, AND POST-EMPLOYMENT OBLIGATIONS

Provisions for employee retirement obligations amounted to $245,000 and $0 for the six months ended June 30, 2010 and June 30, 2009, respectively. Pension benefits, which only consist in retirement indemnities, have been defined only for the Company’s French subsidiaries.

NOTE 18 — STOCK COMPENSATION PLANS

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

A summary of stock option transactions is as follows:

	2010		2009
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at January 1	67,370	$7.78	248,370	$6.77
Granted	—	—	—	—
Exercised	(5,000)	$3.10	(31,000)	$3.67
Forfeited	—		(150,000)	$6.96
Outstanding at the end of the period	62,370	$8.15	67,370	$7.78
Exercisable at the end of the period	62,370	$8.15	67,370	$7.78

The intrinsic value of the options exercised at June 30, 2010 was zero.  For the six months ended June 30, 2010 and for the year ended December 31, 2009 we received cash from stock option exercises of $15,500 and $113,875, respectively.  As of June 30, 2010, all outstanding options were 100% vested.  As of June 30, 2010 and December 31, 2009, the total compensation cost related to non-vested stock options not yet recognized was zero.

The following table summarizes information about the fixed price stock options outstanding at June 30, 2010:

	Number Outstanding		Number Exercisable
Exercise Price	Shares	Intrinsic Value (in thousands)	Shares	Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life in Years

3.12	620	$1	620	$1	0.22
3.12	3,800	9	3,800	9	0.22
5.50	200	0	200	0	3,82
5.50	40,250	0	40,250	0	3.82
13.75	7,500	(62)	7,500	(62)	4,38
16.90	10,000	(114)	10,000	(114)	4.89
	62,370	$(165)	62,370	$(165)	2.89

In May 2005, the Company’s stockholders approved the Toreador Resources Corporation 2005 Long-Term Incentive Plan (the “Plan”). At the Company’s 2010 Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the Plan which increased the authorized number of shares of Company common stock available under the Plan from 1,750,000 shares to 3,250,000 shares. Thus, the Plan, as amended, authorizes the issuance of up to 3,250,000 shares of the Company’s common stock to key employees, key consultants and outside directors of the Company.  At June 30, 2010 the Board of Directors has authorized a total of 199,561 shares of restricted stock to be granted to employees and non-employee directors. The compensation cost is measured by the difference between the quoted market price of the stock at the date of grant and the price, if any, to be paid by an employee and is recognized as an expense over the period the recipient performs related services. The restricted stock grants vest immediately or over up to a four-year period (depending on the grant), and the weighted average price of the stock on the date of the grants was $9.67 for the six months ended June 30, 2010. Stock compensation expense of $1.1 million is included in the Statement of Operations for the three months ended June 30, 2010 and stock compensation expense of $2.2 million is included in the Statement of Operations for the six months ended June 30, 2010, which represents the cost recognized from the date of the grants through June 30, 2010.  During the first half 2010, 242,034 shares vested having a fair value of approximately $1.98 million on the date of vesting. As of June 30, 2010, the total compensation cost related to non-vested restricted stock grants not yet recognized is approximately $3 million. This amount will be recognized as compensation expense over the next 36 months.

On June 30, 2010, there were 19,906,610 remaining shares available for grant under the plans collectively.

The following table summarizes the changes in outstanding restricted stock grants along with their related grant-date fair values for the year ended June 30, 2010:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31,2009	378,130	$10.25
Shares granted	199,561	$9.67
Shares vested	(242,034)	$9.51
Shares forfeited	—	—
Non-vested at June 30, 2010	335, 657	$10.92

NOTE 19 — SUBSEQUENT EVENTS

The Company evaluated its June 30, 2010 financial statements for subsequent events through the date the financial statements were available to be issued.

To cover Lundin International (“Lundin”)  against any claim by a third party arising from drilling works executed by Toreador Energy France SCS (“TEF”)  as operator on the Mairy permit before the transfer of title on such permit will have been formally accepted by the French government, TEF executed on August 6, 2010 an indemnification and guarantee agreement for a maximum aggregate amount of  €50 million first demand guarantee in favor of Lundin. Any claim under the guarantee shall be accompanied by a written statement of Lundin mentioning liability or claim for damages made by a third party against Lundin due to works done by TEF on the Mairy permit from February 15, 2010 up to transfer of title, with supportive documents therefor.

The title to the Mairy permit was awarded to Lundin, TEF and EnCore (E&P) Ltd jointly in August 2007. Earlier this year Lundin communicated its desire to withdraw from the permit on which no drilling works had been performed and consequently assigned its working interest of 40% in equal parts to TEF and EnCore (E&P) Ltd.  TEF subsequently assigned half of its now 50% working interest to Hess Oil France SAS by virtue of the Investment Agreement.

Under French mining law, all titleholders are held jointly and severally responsible for all damages, claims, etc. relating to works on the permit. Works on the permit, if any, will not start before the second half of 2011.

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

We currently operate solely in the Paris Basin, which covers approximately 170,000 km2 of northeastern France, centered 50 to 100 km east and south of Paris. At June 30, 2010, we held interests in approximately 683,000 gross exploration acres. According to Gaffney, Cline & Associates Ltd, an independent petroleum and geological engineering firm, or Gaffney Cline, as of December 31, 2009, our proved reserves were 5.8 MBbls, our proved plus probable reserves were 9.1 MBbls and our proved plus probable plus possible reserves were 14.3 MBbls. Our production for 2009 averaged approximately 900 bbl/d from two conventional oilfield areas in the Paris Basin — the Neocomian Complex and Charmottes fields. As of June 30, 2010, production from these oil fields represented substantially all of our sales and operating revenue. We intend to maintain production from these mature assets using suitable enhanced oil recovery techniques. In addition to this production base, we have identified several additional conventional exploration targets. We received well results on the La Garenne, the first of these targets, in January 2010. Following a more detailed analysis of the data, we intend to formulate a development plan for the field by the end of the third quarter of 2010.

We are also currently focused on exploiting our shale oil acreage in the Paris Basin. Our current priority is to execute with our strategic partner, Hess Oil France S.A.S., a proof of concept program by drilling, by completing and testing pilot wells, subject to approval of drilling by the French government

Operations Update

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

Strategic Partner Process

In November 2009, our Board of Directors retained RBC Capital Markets to assist the Board’s Strategic Committee in the review of various strategic alternatives. The approach we principally focused on was to identify a potential partner to assist us, through a farm-out agreement or other means, in exploiting our shale oil acreage in the Paris Basin. As a result, on May 10, 2010, Toreador Energy France S.C.S. (“TEF”), a company organized under the laws of France and an indirect subsidiary of the Company, entered into an Investment Agreement (the “Investment Agreement”) with Hess Oil France S.A.S. (“Hess”), a company organized under the laws of France and a wholly owned subsidiary of Hess Corporation, a Delaware corporation, pursuant to which (x) Hess may become a 50% holder of TEF’s working interests in its awarded and pending exploration permits in the Paris Basin, France (the “Permits”) and (y) (1) Hess must make a $15 million upfront payment to TEF, (2) Hess will have the right to invest up to $120 million in fulfillment of a two-phase work program (the “Work Program”) and (3) TEF would be entitled to receive up to a maximum of $130 million of success fees based on reserves and upon the achievement of an oil production threshold.

The Ministère de l’Ecologie, de l’Energie, du Développement Durable et de la Mer (Ministry of Ecology, Energy, Sustainable Development and the Sea) in France granted first-stage approval on June 25, 2010. An application for the grant to Hess of title on the permits is expected to be filed shortly with the government.

Pursuant to the Investment Agreement, subject to such government approval, TEF has transferred 50% of its working interest in each Permit to Hess (collectively, the “Transfer Working Interests”). Pursuant to the Investment Agreement, Hess made the $15 million upfront payment (plus applicable VAT of $2.9 million) to TEF on June 10, 2010.

This payment has been recognized as revenue in “other income” since this revenue is not subject to any further obligation or performance by the Company nor is it depending on any approval.

Share Repurchase Program

On May 27, 2010, the Board of Directors authorized a share repurchase program for the repurchase of up to $5 million of shares of Toreador common stock in the open market or in private transactions at the discretion of management over the next 12 months.  The Company has no obligation to repurchase shares under the program, and the program may be suspended at any time.  As of June 30, 2010, no shares of Toreador common stock have been repurchased pursuant to the share repurchase program.

Strategy

The primary components of our strategy are:

•       Focus on France.  All of our oil assets are currently located in France, having disposed of our interests in Turkey, Romania and Hungary in 2009. We believe we can leverage our substantial acreage position and our experience and industry relationships in France to grow the Company.

•       Capture, develop and accelerate conventional prospects.   We have identified a number of conventional oil prospects, which we intend to evaluate for potential development, beginning with La Garenne.

•       Target the prospective unconventional oil resource play.  We are currently working with Hess on our proof of concept program and potential development of our Paris Basin shale oil acreage position.

•       Continue to focus on operational costs.  Since the beginning of 2009, we have improved operational efficiencies, and we intend to reduce general and administrative costs and continue to focus on maintaining efficient operations.

•       Seek and maintain optimal capital structure.  We expect the proceeds from the February 2010 share offering to enable us to reduce our debt, and we intend to maintain a conservative capital structure over time.

Financial Summary

For the six months ended June 30, 2010:

•                  Revenues from continuing operations were $26.5 million.

•                  Operating costs from continuing operations were $14.2 million.

•                  Loss from discontinued operations, net of income taxes, was $822,000.

•                  Net loss available to common shares was $1.0 million.

•                  Production was 161 MBOE.

At June 30, 2010, we had:

•                  Cash  and cash equivalents of $56 million.

•                  A current ratio (current assets/current liabilities) of 1.27 to 1.

•                  A debt to equity ratio of 3.87 to 1.

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with Note 5 to Notes to Consolidated Financial Statements included in this filing.

Liquidity

The Company’s liquidity depends on cash flow from operations and existing cash resources.  As of June 30, 2010, we had cash and cash equivalents of $56 million, a current ratio of approximately 1.27 to 1 and a debt to equity ratio of 3.87 to 1. For the three months ended June 30, 2010, we had an operating income of $14.0 million.  We had sales and operating revenue of $5.9 million and $15.0 million of other income representing the upfront payment from Hess under the Investment Agreement.  We had no capital expenditures. The Company does not currently have a credit facility and intends to rely on its cash balance to meet its immediate cash requirements.

Our cash flow from operations is highly dependent upon the prices received from our oil production, which are dependent on numerous factors beyond our control.  Accordingly, significant changes to oil prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.  Oil prices have been very volatile over the first half of 2010, and we expect, will continue to be, volatile for the remainder of the fiscal year 2010.  In order to reduce our exposure to crude oil price fluctuations, we have entered into a collar contract for approximately 15,208 Bbls per month for the months of January 2010 through December 2010 for which the floor price is $68.00 per bbl, and the ceiling price is $81.00 per bbl.

On February 1, 2010, we consummated an exchange transaction (the “Convertible Notes Exchange”). In the Convertible Notes Exchange, in exchange for (a) $22,231,000 principal amount of our outstanding 5.00% Convertible Senior Notes (the “Old Notes”) and (b) $9.4 million cash, we issued $31,631,000 aggregate principal amount of our 8.00%/7.00% Convertible Senior Notes (the “New Convertible Senior Notes”) and paid accrued and unpaid interest on the Old Notes.   See “ 5.00% Convertible Senior Notes Due October 1, 2025” and “ 8.00%/7.00% Senior Convertible Notes Due October 1, 2025” for further details.

On February 12, 2010, we completed a registered underwritten public offering of 3,450,000 shares of common stock, including 450,000 shares of common stock acquired by the underwriters from us to cover over-allotment options. The net proceeds to Toreador from the offering were approximately $26.8 million, after deducting underwriting discounts, commissions and estimated offering expenses. We intend to use the net proceeds, together with cash on hand, to satisfy payment obligations arising from the holders’ exercise, if any, of their right on October 1, 2010 to require the Company to repurchase up to $32.4 million of the 5.00% Convertible Senior Notes and for general corporate purposes, which may include working capital, capital expenditures and acquisitions. Pending such use, we have invested the net proceeds in mutual and money market funds, bank certificates of deposit and/or government securities.

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

We believe we will have sufficient cash flow from operations and cash on hand to meet all of our 2010 obligations, including to repurchase the $32.4 million outstanding 5.00% Convertible Senior Notes on October 1, 2010 if the holders exercise their right to require the Company to do so. See “5.00% Convertible Senior Notes Due October 1, 2025”.

The Company has elected to amortize straight-line (which approximates the effective interest method) the costs associated with the issuance of its convertible senior notes over the term of the issuance (i.e., 2025 for both the 5.00% Convertible Senior Notes and the 8.00%/7.00% Convertible Senior Notes) and not at the first puttable dates of these callable debts.

Depending on the results of the repurchase option offered to the 5.00% Convertible Senior Notes by holders, on October 1, 2010, we will reconsider this accounting policy election.

5.00% CONVERTIBLE SENIOR NOTES DUE OCTOBER 1, 2025

On September 27, 2005, we issued $75 million of Convertible Senior Notes due October 1, 2025 (the “5.00% Convertible Senior Notes”) to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The Company also granted the initial purchasers the option to purchase an additional $11.25 million aggregate principal amount of 5.00% Convertible Senior Notes to cover over-allotments. The over-allotment option was exercised on September 30, 2005. The total principal amount of 5.00% Convertible Senior Notes issued was $86.25 million and total net proceeds were approximately $82.2 million. We incurred approximately $4.1 million of costs associated with the issuance of the 5.00% Convertible Senior Notes; these costs have been recorded in other assets on the balance sheet and are being amortized to interest expense using the straight-line interest rate method (which approximates effective interest method) over the term of the 5.00% Convertible Senior Notes.

The net proceeds were used for general corporate purposes, including funding a portion of the Company’s 2005 and 2006 exploration and development activities.

The 5.00% Convertible Senior Notes bear interest at a rate of 5.00% per annum and can be converted into common stock at an initial conversion rate of 23.3596 shares of common stock per $1,000 principal amount of 5.00% Convertible Senior Notes, subject to adjustment (equivalent to a conversion price of approximately $42.81 per share). We may redeem the 5.00% Convertible Senior Notes, in whole or in part, on or after October 6, 2008, and prior to October 1, 2010, for cash at a redemption price equal to 100% of the principal amount of 5.00% Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest, if the closing price of our common stock exceeds 130% of the conversion price over a specified period. On or after October 1, 2010, we may redeem the 5.00% Convertible Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of 5.00% Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest, irrespective of the price of its common stock. Holders may convert their 5.00% Convertible Senior Notes at any time prior to the close of business on the business day immediately preceding their stated maturity, and holders may, upon the occurrence of certain fundamental changes, or on October 1, 2010, October 1, 2015, and October 1, 2020, require us to repurchase all or a portion of their 5.00% Convertible Senior Notes for cash in an amount equal to 100% of the principal amount of such 5.00% Convertible Senior Notes, plus any accrued and unpaid interest.  As of June 30, 2010, there was $32.4 million of the 5.00% Convertible Senior Notes outstanding.

During 2008 the Company repurchased $6 million, face value, of the 5.00% Convertible Senior Notes on the open market for $5.3 million. In 2009 the Company repurchased $25.7 million face value of the 5.00% Convertible Senior Notes on the open market for $21.3 million, resulting in a gain on the early extinguishment of debt of $3.4 million after writing off deferred loan costs of approximately $1 million.  On February 1, 2010, Toreador consummated an exchange transaction (the “Convertible Notes Exchange”). In the Convertible Notes Exchange, in exchange for (a) $22,231,000 principal amount of our outstanding 5.00% Convertible Senior Notes and (b) $9.4 million cash, we issued $31,631,000 aggregate principal amount of our 8.00%/7.00% Convertible Senior Notes, or the New Convertible Senior Notes, and paid accrued and unpaid interest on the Old Notes. We intend to continue to buy back a portion of the currently outstanding Notes in the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.

As the debt instruments exchanged in the Convertible Notes Exchange have substantially different terms, the Company recognized the exchange of the 5.00% Convertible Senior Notes as extinguishment of debt. As a result, for the six months ended June 30, 2010, the Company recognized a loss of $4.3 million including write off of loan original fee of $822,000 for the debt extinguishment. The New Convertible Senior Notes are recorded at a fair value of $35,065,000 on the date of exchange. The accretion expense on the Convertible Notes Exchange, which was determined using fair market value of the New Convertible Senior Notes, will be amortized to income over their term. Amortization of $91,322 was recorded for the period ended June 30, 2010.

8.00%/7.00% CONVERTIBLE SENIOR NOTES DUE OCTOBER 1, 2025

On February 1, 2010, Toreador consummated the Convertible Notes Exchange. In the Convertible Notes Exchange, in exchange for (a) the Old Notes and (b) $9.4 million cash, we issued $31,631,000 aggregate principal amount of (the New Convertible Senior Notes) and paid accrued and unpaid interest on the Old Notes. We incurred approximately $1.9 million of costs associated with the issuance of the New Convertible Senior Notes; these costs have been recorded in other assets on the balance sheets and are being amortized to interest expense using the straight-line interest method (which approximates effective interest method) over the term of the New Convertible Senior Notes.

The New Convertible Senior Notes are senior unsecured obligations of the Company, ranking equal in right of payment with the Company’s 5.00% Convertible Senior and future unsubordinated indebtedness. The New Convertible Senior Notes will mature on October 1, 2025 and pay annual cash interest at 8.00% from February 1, 2010 until January 31, 2011 and at 7.00% per annum thereafter. Interest on the New Convertible Senior Notes will be payable on February 1 and August 1 of each year, beginning on August 1, 2010.

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

The New Convertible Senior Notes may be redeemed in whole or in part at the Company’s option prior to October 1, 2013, in cash at a redemption price equal to one hundred percent (100%) of the principal amount of the New Convertible Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus a make-whole payment, if the closing sale price of the Company’s common stock has exceeded 200% of the conversion price then in effect for at least twenty (20) trading days in any consecutive thirty (30)-trading day period ending on the trading day prior to the date of mailing of the relevant notice of redemption (a “Provisional Redemption”).  The New Convertible Senior Notes may be redeemed in whole or in part at the Company’s option on or after October 1, 2013 for cash at a redemption price equal to 100% of the principal amount of the New Convertible Senior Notes redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  In addition, upon the occurrence of certain fundamental changes, or on each of October 1, 2013, October 1, 2015 and October 1, 2020, a holder may require the Company to repurchase all or a portion of the New Convertible Senior Notes in cash for 100% of the principal amount of the New Convertible Senior Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date.

Pursuant to the indenture, the Company and its subsidiaries may not incur debt other than Permitted Indebtedness. “Permitted Indebtedness” includes (i) the New Convertible Senior Notes; (ii) the 5.00% Convertible Senior Notes or any indebtedness of the Company that serves to refund or refinance the 5.00% Convertible Senior Notes (“Refinancing Debt”), so long as the principal amount of the Refinancing Debt does not exceed the outstanding principal amount of the 5.00% Convertible Senior Notes; (iii) indebtedness incurred by the Company or its subsidiaries not to exceed the sum of (i) the product of (x) $7.00 and (y) the number of barrels of proved plus probable reserves and (ii) cash equivalents less the aggregate principal amount of the New Convertible Senior Notes outstanding less the aggregate principal amount of the 5.00% Convertible Senior Notes less any Refinancing Debt; (iv) indebtedness that is nonrecourse to the Company or any of its subsidiaries used to finance projects or acquisitions, joint ventures or partnerships, including acquired indebtedness (“Nonrecourse Debt”); and (v) certain other customary categories of permitted debt. In addition, the Company may not permit its total consolidated net debt as of any date to exceed the product of (x) $7.00 and (y) the number of barrels of proved plus probable reserves other than for Nonrecourse Debt. The proved plus probable reserves underlying any Nonrecourse Debt for which debt has been incurred as permitted debt pursuant to clause (iv) above will be excluded from the proved plus probable reserves calculation for the purposes of the above debt covenants.

Dividends

Dividends on our common stock may be declared and paid out of funds legally available when and as determined by our Board of Directors. Our policy is to hold and invest corporate funds on a conservative basis, and, thus, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Contractual Obligations

The following table sets forth our contractual obligations in thousands at June 30, 2010 for the periods shown:

	Total	Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Long-term debt	$67,358	$32,385	$34,973	$—	$—
Asset retirement obligation	5,915	1,852	295	397	3,371
Lease commitments	497	110	387	—	—
Total contractual obligations	$73,770	$34,347	$35,655	$397	$3,371

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

Reserves Estimate

Proved reserves are estimated quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward recoverable in future years from known reservoirs, and under existing economic conditions, operating methods, and government regulations - prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well and through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage are limited (i) to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances and (ii) to other undrilled locations if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time.

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

On May 1, 2009, the Prime Minister of Turkey, announced a 25.00% reduction in the posted price of natural gas in Turkey which caused us to reevaluate the fair value of our SASB and for management to estimate that the fair value of the asset has been impaired by approximately $5.3 million at June 30, 2009; accordingly, recorded an impairment to reflect this change in fair value.

We recorded no impairment in the six months ended June 30, 2010.

Future Development and Abandonment Costs

Future development costs include costs to be incurred to obtain access to proved reserves, including drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production equipment, gathering systems, wells and related structures and restoration costs of land. We develop estimates of these costs for each of our properties based upon the type of production structure, depth of water, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology, the ultimate settlement amount, inflation factors, credit adjusted discount rates, timing of settlement and changes in the political, legal, environmental and regulatory environment. We review our assumptions and estimates of future abandonment costs on an annual basis. The accounting for future abandonment costs changed on January 1, 2003, with the adoption of FASB ASC 410 “Asset Retirement and Environmental Obligations”. ASC 410 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost be capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. In 2005, two separate incidents occurred offshore Turkey in the Black Sea, which resulted in the sinking of the Fallen Structures and the loss of three natural gas wells. We have not been requested, or ordered by any governmental or regulatory body, to remove the Fallen Structures. Therefore, we believe it is unlikely that we will receive such a request or order, and no liability has been recorded.

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

Derivatives

We periodically utilize derivatives instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil sales. In accordance with FASB ASC 815, “Derivatives and Hedging ,” we have elected not to designate the derivative financial instruments to which we are a party as hedges, and accordingly, we record such contracts at fair value as an asset or a liability and recognize changes in such fair value in current earnings as they occur. We determine the fair value of futures and swap contracts based on the difference between their fixed contract price and the underlying market price at the determination date. The realized and unrealized gains and losses on derivatives are recorded as a derivative fair value gain or loss in the income statement.

Foreign Currency Translation

The functional currency for France is the Euro. Translation gains and losses resulting from transactions in Euros are included in other comprehensive income for the current period. We periodically review the operations of our entities to ensure the functional currency of each entity is the currency of the primary economic environment in which we operate.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

The discussion below, with the exception of the discussion under the heading “Discontinued Operations,” relates to our corporate activities in the United States and France and oil exploration and production operations in France. Certain prior-year amounts have been reclassified and adjusted to present the operations of Turkey, Hungary and Romania as discontinued operations and are discussed under the heading “Discontinued Operations.”

	For the Three
	Months Ended
	June 30,
	2010	2009
Production:
Oil (MBbls):
France	82	81

	For the Three
	Months Ended
	June 30,
	2010	2009
Average Price:
Oil ($/Bbl):
France	$74.24	$54.74

Revenue and other income

Sales and other operating revenue

Sales and other operating revenue for the three months ended June 30, 2010 was $5.9 million, as compared to sales and other operating revenue of $4.5 million for the three months ended June 30, 2009, an increase primarily due to the increase in global oil prices over the period, which led to an increase in the prices at which we sell our oil from an average of $54.74 per barrel in the three months ended June 30, 2009 to an average of $74.24 per barrel in the three months ended June 30, 2010.  Production remained relatively stable, increasing from 81 MBbls in the three months ended June 30, 2009 to 82 MBbls in the three months ended June 30, 2010.

The above table compares both volumes and prices received for oil for the three months ended June 30, 2010 and 2009. Oil prices have been very volatile over the second quarter of 2010, and we expect, will continue to be, extremely volatile for the remainder of the fiscal year 2010.  The results of our operations are highly dependent upon the prices received from our oil production, which are dependent on numerous factors beyond our control.  Accordingly, significant changes to oil prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.

Other income

Other income for the three months ended June 30, 2010 was $15 million, which represented the $15 million upfront payment received from Hess on June 10, 2010 under the Investment Agreement, compared to $121,000 recorded for the same period of 2009 related to a sale of a royalty interest in producing properties located in Canada. These properties had a zero cost basis and were acquired in connection with the acquisition of Madison Oil in 2003.

Operating costs and expenses

Lease operating expense

Lease operating expense was $3.1 million, or $38.21 per BOE produced, for the three months ended June 30, 2010, as compared to $1.8 million, or $22.22 per BOE produced, for the three months ended June 30, 2009.

This increase is due to an increase in certain production costs, mainly transportation costs, as well as higher headquarter expense, inventory change and to taxes associated with oil production reclassified in lease operating expenses.

Exploration expense

Exploration expense for the three months ended June 30, 2010 was $1.1 million, as compared to $146,000 for the three months ended June 30, 2009. This increase is due primarily to expenses associated with geological and technical studies the Company conducted and commissioned in connection with the shale oil development project. Out of these expenses $173,733 has been invoiced to Hess under the terms of the Investment Agreement.

Depreciation, depletion and amortization

Depreciation, depletion and amortization for the three months ended June 30, 2010 was $0.7 million or $8.19 per BOE produced, as compared to $1.5 million, or $18.25 per BOE produced for the three months ended June 30, 2009.  This decrease is due to a longer production life estimate for our existing wells according to a Gaffney, Cline & Associates Ltd. report of our reserves at December 31, 2009.

Accretion on discounted assets and liabilities

Accretion expense for the three months ended June 30, 2010 was $31,000 as compared to $123,000 for the three months ended June 30, 2009.  The accretion expense is composed of $86,000 as ARO expense and $55,000 of accretion impact (positive) related to the fair value of the 8.00/7.00% Convertible Senior Notes.

General and administrative before stock compensation expense

General and administrative expense, excluding stock compensation expense, for the three months ended June 30, 2010 totaled $1.7 million, as compared to $2.2 million for the comparable period in 2009. This decrease is due to a reclassification of certain oil production related expenses to lease operating expenses, including headquarter expense and taxes related to oil production, as well as an increase in certain production costs, mainly transportation costs. For the three months ended June 30, 2010 the amount reclassified included $500,000 of professional fees and general expense of $600,000 associated with operations in France.

Stock compensation expense

Stock compensation expense was $1.1 million for the three months ended June 30, 2010 compared with $2.2 million for the three months ended June 30, 2009.  This includes the annual stock awards to outside directors of $650,000 of immediately vested shares compared to $1.2 million of annual stock awards to directors in June 2009 (which included one-time inducement to service).

Impairment of oil and gas properties

There were no impairment charges for the three months ended June 30, 2010 and June 30, 2009.

Gain on oil and gas derivative contracts

We recorded an unrealized gain on oil and gas derivative contracts for the three months ended June 30, 2010 of $783,000 (as compared to zero in the three months ended June 30, 2009 in the absence of such derivative contract), representing the unrealized gain on the commodity derivative contracts with Vitol Trading.  Presented in the table below is a summary of the contract entered into:

Type	Period	Barrels	Floor	Ceiling	Unrealized Gain for the three months ended June 30, 2010

Collar	January 1, 2010 — December 31, 2010	182,500	$68.00	$81.00	$783

Foreign currency exchange gain (loss)

We recorded a loss on foreign currency exchange of $83,000 for the three months ended June 30, 2010 compared with a loss of $653,000 for the three months ended June 30, 2009. This decrease is primarily due to the strengthening of the U.S. dollar over the period combined to the fact that the Company had access to dollar resources following the Convertible Notes Exchange, our February 2010 public offering and the $15 million upfront payment from Hess under the Investment Agreement in excess of its oil sale revenue paid in Euros.

Interest expense, net of capitalized interest

Interest expense, net of capitalized interest was $1.0 million for the three months ended June 30, 2010 as compared to $546,000 for the three months ended June 30, 2009.  The increase is mainly due to the interest payments relating to the New Convertible Senior Notes issued in February 2010, which was offset by decreased interest payments relating to the 5.00% Convertible Senior Notes, of which $22.2 million of the aggregate principal amount outstanding were exchanged for a portion of the New Convertible Senior Notes in the Convertible Notes Exchange.  Interest expense for the New Convertible Senior Notes was $633,000 for the three months ended June 30, 2010 as compared to zero for the three months ended June 30, 2009.  Interest expense for the 5.00% Convertible Senior Notes was $404,000 for the three months ended June 30, 2010 as compared to $830,000 for the three months ended June 30, 2009.  Amortization of loan fees of $49,996 was recorded for the three months ended June 30, 2010 compared to $39,031 for the three months ended June 30, 2009.

Income tax (benefit) provision

An income tax provision of $6.4 million was recorded in the three months ended June 30, 2010, compared to a tax benefit of $691,000 recognized for the three months ended June 30, 2009. This increase is due to the provision for income tax payable in France for the year ended December 31, 2010 as a result of the $15 million upfront payment from Hess under the Investment Agreement together with earnings estimate for operations in France based on oil production activity.

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

On September 30, 2009, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Tiway Oil BV, a company organized under the laws of the Netherlands (“Tiway”), and Tiway Oil AS, a company organized under the laws of Norway, pursuant to which the Company agreed to sell 100% of the outstanding shares of Toreador Turkey Ltd. to Tiway for total consideration consisting of: (1) a cash payment of $10.5 million to be paid at closing, (2) exploration success payments dependent upon certain future commercial discoveries as provided in the Share Purchase Agreement, up to a maximum aggregate consideration of $40 million, and (3) future quarterly 10% pre-tax net profit interest payments if a field goes into production that was discovered by an exploration well drilled within four years of closing on certain of the licenses then still held by Tiway. The sale of Toreador Turkey Ltd. was completed on October 7, 2009 and resulted in a gain of $1.8 million.

On September 30, 2009, the Company entered into a Quota Purchase Agreement (the “Quota Purchase Agreement”) with RAG (Rohöl Aufsuchungs Aktiengesellschaft), a corporation organized under the laws of Austria (“RAG”), pursuant to which the Company agreed to sell 100% of its equity interests in Toreador Hungary Limited to RAG for total consideration consisting of (1) a cash payment of $5.4 million (€ 3.7 million) paid at closing, (2) $435,000 (€ 300,000), which was held back subject to a post-closing adjustment and was paid to us on November 5, 2009 and (3) a contingent payment of $2.9 million (€2 million) to be paid upon post-transaction completion of agreements relating to certain assets of Toreador Hungary. The sale of Toreador Hungary was completed on September 30, 2009 and resulted in a loss of $4.1 million.

The results of operations of assets in Romania, Turkey and Hungary have been presented as discontinued operations in the accompanying consolidated statement of operations.  Results for these assets reported as discontinued operations were as follows:

	Three Months Ended June 30,
	2010		2009
Revenue:
Sales and other operating revenue	$—		$1,551
Operating costs and expenses:
Lease operating expense	—		237
Exploration expense	—		32
Depreciation, depletion and amortization	—		—
Impairment of oil and natural gas properties	—		—
General and administrative expense	161	(1)	732	(1)
Gain on sale of properties and other assets in Romania	—		—
Total operating costs and expenses	161		1,001
Operating income (loss)	(161)		550
Other income (expense)
Foreign currency exchange gain	—		3,752
Other expense	86	(1)	—
Interest expense, net of interest capitalized	—		310
Loss before income taxes	(247)		4,612
Income tax benefit
Net (loss) income from discontinued operations	$(247)		$4,612

(1)         Residual exit costs.

We had no sales and other operating revenue from discontinued operations for the three months ended June 30, 2010 due to the sale of all our discontinued operations in 2009.  We had general administrative expense of $161,000 from discontinued operations in the three months ended June 30, 2010 due to the legal costs associated with the Scowcroft Settlement Agreement and thus recorded a loss of $161,000.

The following tables present production and average unit prices for Turkey:

	For the Three
	Months Ended
	June 30,
	2010	2009
Production:
Oil (MBbls):
Turkey	—	13
Gas (MMcf):
Turkey	—	107
MBOE:
Turkey	—	31

	For the Three
	Months Ended
	June 30,
	2010	2009
Average Price:
Oil ($/Bbl):
Turkey	—	$50.73
Gas ($/Mcf):
Turkey	—	$8.28
$/BOE:
Turkey	—	$50.11

Other comprehensive income

The most significant element of comprehensive income, other than net income, is foreign currency translation. For the three months ended June 30, 2010, we had accumulated an unrealized loss of $1.8 million as compared to an unrealized income of $3.8 million for the comparable period in 2009.  This change is primarily due to the strengthening of the U.S. dollar compared to the Euro for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

The functional currency of our operations in France is the U.S. dollar. The functional currency in Turkey and Hungary was the U.S. dollar. The exchange rates at June 30, 2010 and June 30, 2009 were:

	June 30	June 30,
	2010	2009
Euro	$1.22711	$1.4134
New Turkish Lira	—	$0.5991
Hungarian Forint	—	$0.0043

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

The following tables present production and average unit prices for the geographic segments indicated:

	For the Six
	Months Ended
	June 30,
	2010	2009
Production:
Oil (MBbls):
France	161	165

	For the Six
	Months Ended
	June 30,
	2010	2009
Average Price:
Oil ($/Bbl):
France	$73.38	$46.80

Revenue

Sales and other operating revenue

Sales and other operating revenue for the six months ended June 30, 2010 were $11.5 million, as compared to $7.9 million for the six months ended June 30, 2009.  This increase is primarily due to the global increase in oil prices, which led to an increase in the prices at which we sell our oil from an average of $46.80 per barrel in the six months ended June 30, 2009 to an average of $73.38 per barrel in the six months ended June 30, 2010.

The above table compares both volumes and prices received for oil for the six months ended June 30, 2010 and 2009. Oil prices have been very volatile over the first half of 2010, and we expect, will continue to be, extremely volatile for the remainder of the fiscal year 2009.  The results of our operations are highly dependent upon the prices received from our oil and natural gas production, which are dependent on numerous factors beyond our control.  Accordingly, significant changes to oil and natural gas prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.

Other income

Other income for the six months ended June 30, 2010 was $15 million, which represented the $15 million upfront payment received from Hess on June 10, 2010 under the Investment Agreement, compared to $121,000 recorded for the same period of 2009 related to the sale of a royalty interest in producing properties located in Canada. These properties had a zero cost basis and were acquired in connection with the acquisition of Madison Oil in 2003.

Costs and expenses

Lease operating expense

Lease operating expense was $4.4 million, or $27.24 per BOE produced, for the six months ended June 30, 2010, as compared to $3.6 million, or $21.81 per BOE produced for the six months ended June 30, 2009.  This increase is due to an increase in certain production costs, mainly transportation costs, as well as higher headquarter expense, inventory change ($287,000 as of June 30, 2010 as compared to $30,000 for the six months ended June 30, 2009) and to taxes associated with oil production reclassified in lease operating expenses.

Exploration expense

Exploration expense for the six months ended June 30, 2010 was $1.1 million, as compared to $610,000 for the six months ended June 30, 2009. This increase is due primarily to expenses associated with geological and technical studies the Company conducted and commissioned in connection with the shale oil development project. Out of these expenses $173,733 has been invoiced to Hess under the terms of the Investment Agreement.

Depreciation, depletion and amortization

Depreciation, depletion and amortization for the six months ended June 30, 2010 was $1.7 million compared to $3.0 million for the six months ended June 30, 2009.  This decrease is due to a longer production life estimate for our existing wells according to a Gaffney, Cline & Associates Ltd. report of our reserves at December 31, 2009.

Accretion expense

Accretion expense for the six months ended June 30, 2010 was $87,000 as compared to $238,000 for the six months ended June 30, 2009.  The accretion expense is composed of $178,000 as ARO expense and $91,000 of accretion impact (positive) related to the fair value of the 8.00/7.00% Convertible Senior Notes.

Impairment of oil and gas properties

We incurred no impairment charge for the six months ended June 30, 2010. At June 30, 2009, we recorded impairment to oil and gas properties totaling $5.3 million. We review our proved and unproved oil and natural gas properties for impairment on an annual basis or whenever events and circumstances indicate a potential decline in the recoverability of their carrying value. As explained below, our review at June 30, 2009, indicated a potential decline in the recoverability of our South Akcakoca Sub-Basin and Trinidad assets.

General and administrative before stock compensation, cost incurred due to resignation of former officers and costs associated with the Dallas office/relocation of headquarters

General and administrative expense, not including stock compensation expense, cost incurred due to the resignation of former officers and the costs associated with the relocation of the corporate headquarters from Dallas, Texas to Paris, France, was $5.6 million for the six months ended June 30, 2010 compared to $4.3 million for the six months ended June 30, 2009. The increase is primarily due to additional expenses associated with financing activities and the partnership process for the Paris Basin oil shale which included legal fees of $672,000 (compared to $468,000 for the same period in 2009), professional fees of $626,000 (compared to $319,000 for the same period in 2009), listing and communication cost of $224,000 (compared to $130,000 for the same period in 2009), partnership process success fee of $567,000 (compared to zero for the same period in 2009), investor relations expenses of $570,000 (compared to $178,000 for the same period in 2009) and travel expenses of $338,000 (compared to $283,000 for the same period in 2009).

Stock compensation expense

Stock compensation expense was $2.2 million for the six months ended June 30, 2010 compared to $2.2 million for the six months ended June 30, 2009.  It includes directors annual stock granting of immediately vested shares for $650,000.

Cost incurred due to resignation of former officers

The Company and Nigel Lovett, our former President and Chief Executive Officer, entered into a Separation and Mutual Release Agreement (the “Lovett Release”) in connection with his resignation from the Company in January 2009. Pursuant to the Lovett Release, Toreador amended certain terms and conditions of Mr. Lovett’s 2009 employment agreement (the “2009 Employment Agreement”) with Toreador. The terms of the 2009 Employment Agreement, as amended, provide for Toreador to:  (i) pay Mr. Lovett all unpaid compensation earned but not paid, (ii) pay Mr. Lovett certain severance payments totaling $720,000 to be paid in 24 equal monthly installments, (iii) issue 90,000 shares of Toreador common stock to Mr. Lovett, and (iv) vest 6,800 shares of Toreador restricted stock held by Mr. Lovett.  The cost associated with the Lovett Release totaled $832,000, which was recorded in the first quarter of 2009.

Cost associated with the Dallas office/ relocation of corporate headquarters from Dallas, Texas to Paris, France

For the six months ended June 30, 2010, we did not have any relocation costs. For the six months ended June 30, 2009 we had $3.4 million of costs associated with the Dallas office/ relocation of our headquarters to Paris, France. The major components are: 1) salaries and wages associated with Dallas office employees $969,000; 2) severance payments $1.4 million; 3) corporate restructuring expenses $626,000; 4) travel associated with Dallas office employees $312,000 and 5) Dallas office rent $137,000.

Gain on oil and gas derivative contracts

Gain on oil and gas derivative contracts for the six months ended June 30, 2010 was $814,000 (as compared to zero for the six months ended June 30, 2009) representing the unrealized gain on the commodity derivative contracts with Vitol Trading. We had no derivative contract covering the period in 2009. Presented in the table below is a summary of the contract entered into:

Type	Period	Barrels	Floor	Ceiling	Unrealized gain for the three months ended June 30, 2010

Collar	January 1, 2010 – December 31, 2010	182,500	$68.00	$81.00	$814

Foreign currency exchange gain (loss)

We recorded a loss on foreign currency exchange of $77,000 for the six months ended June 30, 2010 compared with a loss of $557,000 for the six months ended June 30, 2009. This decrease is primarily due to the strengthening of the U.S. dollar over the period combined with the fact that the Company had access to U.S. dollar capital resources due to the Convertible Notes Exchange, our February 2010 public offering and the $15 million upfront payment from Hess under the Investment Agreement, which exceeded our oil sale revenue, which is paid in Euros.

(Loss) gain on the early extinguishment of debt

We recorded a loss of $4.3 million on the early extinguishment of debt compared to a gain of $3.4 million in the six months ended June 30, 2009. This loss occurred following the Convertible Notes Exchange on February 1, 2010. In 2009 the Company repurchased $25.7 million face value of the 5.00% Convertible Senior Notes on the open market for $21.3 million, resulting in a gain on the early extinguishment of debt of $3.4 million after writing off deferred loan costs of approximately $1 million.

Interest expense, net of capitalized interest

Interest expense, net of capitalized interest was $1.7 million for the six months ended June 30, 2010, as compared to $1.4 million for the six months ended June 30, 2009. The increase is mainly due to the interest payments relating to the New Convertible Senior Notes issued in February 2010, which was offset by decreased interest payments relating to the 5.00% Convertible Senior Notes, of which $22.2 million of the aggregate principal amount outstanding were exchanged for a portion of the New Convertible Senior Notes in the Convertible Notes Exchange. Interest expense for the New Convertible Senior Notes was $843,000 for the six months ended June 30,

2010 as compared to zero for the six months ended June 30, 2009.  Interest expense for the 5.00% Convertible Senior Notes was $902,000 for the six months ended June 30, 2010 as compared to $1,800,000 for the six months ended June 30, 2009. Amortization of loan fees of $98,464 was recorded for the period ended June 30, 2010 compared to $107,569 for the period ended June 30, 2009.

Income tax (benefit) provision

An income tax provision of $6.4 million was recorded in the six months ended June 30, 2010, compared to a tax benefit of $769,000 recognized for the six months ended June 30, 2009. This increase is due to the provision for income tax payable in France for the year ended December 31, 2010 as a result of the $15 million upfront payment from Hess under the Investment Agreement together with earnings estimate for operations in France based on oil production activity.

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

On September 30, 2009, the Company entered into the Share Purchase Agreement with Tiway, and Tiway Oil AS, a company organized under the laws of Norway, pursuant to which the Company agreed to sell 100% of the outstanding shares of Toreador Turkey Ltd. to Tiway for total consideration consisting of: (1) a cash payment of $10.5 million to be paid at closing, (2) exploration success payments dependent upon certain future commercial discoveries as provided in the Share Purchase Agreement, up to a maximum aggregate consideration of $40 million, and (3) future quarterly 10% pre-tax net profit interest payments if a field goes into production that was discovered by an exploration well drilled within four years of closing on certain of the licenses then still held by Tiway. The sale of Toreador Turkey Ltd. was completed on October 7, 2009 and resulted in a gain of $1.8 million.

On September 30, 2009, the Company entered into the Quota Purchase Agreement RAG, pursuant to which the Company agreed to sell 100% of its equity interests in Toreador Hungary Limited to RAG for total consideration consisting of (1) a cash payment of $5.4 million (€ 3.7 million) paid at closing, (2) $435,000 (€ 300,000), which was held back subject to a post-closing adjustment and was paid to us on November 5, 2009 and (3) a contingent payment of $2.9 million (€2 million) to be paid upon post-transaction completion of agreements relating to certain assets of Toreador Hungary. The sale of Toreador Hungary was completed on September 30, 2009 and resulted in a loss of $4.1 million.

The results of operations of assets in Romania, Turkey and Hungary have been presented as discontinued operations in the accompanying consolidated statement of operations.  Results for these assets reported as discontinued operations were as follows:

	Six Months Ended June 30,
	2010		2009
Revenue and other income
Sales and other operating revenue	$—		$2,913
Operating costs and expenses:
Lease operating expense	—		503
Exploration expense	—		230
Depreciation, depletion and amortization	—		—
Impairment of oil and natural gas properties	—		5,300
General and administrative expense	657	(1)	1,524
Gain on sale of properties and other assets in Romania	—		(5,846)
Total operating costs and expenses	657		1,711
Operating income (loss)	(657)		1,202
Other income (expense)
Foreign currency exchange gain	—		3,319
Interest and other income	—		314
Loss on early extinguishment of debt	—		(4,881)
Other expense	165		—
Interest expense	—		(23)
Net loss before income taxes	—		(69)
Income tax benefit	—		—
Loss from discontinued operations	$(822)		$(69)

(1)         Residual exit costs.

We had no sales and other operating revenue from discontinued operations for the six months ended June 30, 2010 due to the sale of all our discontinued operations in 2009.  We had general and administrative expenses of $657,000 as a result of the payment made to Scowcroft under the Settlement Agreement on April 30, 2010 and associated legal costs, and thus recorded a loss of $657,000.

The following tables present production and average unit prices for Turkey:

	For the Six Months Ended June 30,
	2010	2009
Production:
Oil (MBbls):
Turkey	—	25
Gas (MMcf):
Turkey	—	196
MBOE:
Turkey	—	58

	For the Six Months Ended June 30,
	2010	2009
Average Price:
Oil ($/Bbl):
Turkey	—	$44.69
Gas ($/Mcf):
Turkey	—	$9.18
$/BOE:
Turkey	—	$50.62

Other comprehensive income

The most significant element of comprehensive income, other than net income, is foreign currency translation. For the six months ended June 30, 2010, we had accumulated an unrealized loss of $6.5 million, as compared to an unrealized income of $2.3 million for the six months ended June 30, 2009.  This is primarily due to the stabilization of the U.S. dollar compared to the Euro.

The functional currency of our operations in France is U.S. dollar. The functional currency in Turkey and Hungary was the U.S. dollar. The exchange rates at June 30, 2010 and 2009 were:

	June 30,
	2010	2009
Euro	$1.22711	$1.4134
New Turkish Lira	—	$0.6539
Hungarian Forint	—	$0.0052

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three months ended June 30, 2010. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s

Annual Report on Form 10-K, for the year ended December 31, 2009, which was filed with the SEC on March 16, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - Change in Internal Control over Financial Reporting

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this interim report.

During the evaluation of our disclosure controls and procedures conducted as of June 30, 2010, management concluded that the following material weakness it identified as of December 31, 2009 (disclosed in its Annual Report on Form 10-K filed on March 16, 2010) has not yet been remedied.

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

Despite the measures taken over the first half 2010, which include additional corporate and external resources and the strengthening of control and review of sensitive calculations, reconciliations and critical spreadsheets, the Company's accounting procedures remain not sufficiently designed to ensure consistent and complete application of our accounting policies and to prepare financial statements in accordance with accounting principles generally accepted in the United States.

Consequently, the Company, following discussions with management, intends to hire an external consultant to review its accounting and financial reporting procedures and propose necessary changes. Further, following the analysis and recommendations of a major consultant firm, the Company has initiated the process to receive and review proposals for implementation of a new group accounting software adapted to the current needs of the Company and to its future development, and we expect to receive offers from providers in September 2010.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 11, which is incorporated into this “Item 1. Legal Proceedings” by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 16, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On May 27, 2010, the Board of Directors authorized a share repurchase program for the repurchase of up to $5 million of shares of Toreador common stock in the open market or in private transactions at the discretion of management over the next 12 months.  The Company has no obligation to repurchase shares under the program, and the program may be suspended at any time.  As of June 30, 2010, no shares of Toreador common stock have been repurchased pursuant to the share repurchase program.

ITEM 6.  EXHIBITS

Exhibit Number	Description	Incorporation by Reference
10.1	Investment Agreement, dated May 10, between Toreador and Hess	Exhibit 10.1 to the Form 8-K filed on May 10, 2010.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.

31.2	Certification of— Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.

32.1	Certification of Chief Executive Officer and— Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION

August 9, 2010	/s/ Craig M. McKenzie
Craig M. McKenzie
President and Chief Executive Officer

August 9, 2010	/s/ Marc Sengès
Marc Sengès
Chief Financial Officer