Form 10-K
period 2010-12-31
TOREADOR RESOURCES CORP
filed 2011-03-16
CIK 98720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended: December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 001-34216

TOREADOR RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-0991164
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

c/o Toreador Holding SAS
9 rue Scribe
75009 Paris, France
(Address of principal executive office)

Registrant's telephone number, including area code: + 33 1 47 03 34 24

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each Class:	Name of each exchange on which registered:
COMMON STOCK, PAR VALUE $.15625 PER SHARE	NASDAQ Global Market Professional Segment NYSE Euronext Paris

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

         The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of June 30, 2010 was $133,045,049. (For purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

As of March 11, 2011, there were 25,942,705 shares of common stock, par value $.15625 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the 2011 Annual Meeting of Stockholders, expected to be filed on or before April 30, 2011, are incorporated by reference into Part III of this Form 10-K.

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

We currently operate solely in the Paris Basin, which covers approximately 170,000 km2 of northeastern France, centered 50 to 100 km east and south of Paris. At December 31, 2010, we held interests in approximately 997,000 gross exploration acres (awarded and pending publication). According to Gaffney, Cline & Associates Ltd, an independent petroleum and geological engineering firm, or Gaffney Cline, as of December 31, 2010, our proved reserves were 5.5 MBbls, our proved plus probable reserves were 9.1 MBbls and our proved plus probable plus possible reserves were 13.9 MBbls. Our production for 2010 averaged approximately 885 bbl/d from two conventional oilfield areas in the Paris Basin — the Neocomian Complex and Charmottes fields. As of December 31, 2010, production from these oil fields represented a majority of our total revenue and substantially all of our sales and other operating revenue. We intend to maintain production from these mature assets using suitable enhanced oil recovery techniques. In addition to this production base, we have identified several additional conventional exploration targets, including the La Garenne field, which is the first of these targets, and for which we intend to formulate a development plan.

We are also currently focused on exploiting our shale oil acreage in the Paris Basin. On May 10, 2010, our subsidiary, Toreador Energy France (“TEF”) entered into an investment agreement (the “Hess Investment Agreement”) with Hess Oil France S.A.S. (“Hess”) relating to exploitation of our shale oil acreage in the Paris Basin. Our current priority is to execute with Hess as our strategic partner a proof of concept program by drilling, completing and testing six or more exploration wells.

We are a Delaware corporation that was incorporated in 1951. Our common stock is traded on the NASDAQ Global Market under the trading symbol "TRGL" and on the Professional Segment of NYSE Euronext Paris under the trading symbol "TOR".

Our offices in the United States are located at 13760 Noel Road, Suite 1100, Dallas, TX, 75240-1383 (telephone number: (214) 559-3933). Our principal executive offices are located at c/o Toreador Holding SAS, 9 rue Scribe, 75009 Paris, France (telephone number: +33 1 47 03 34 24). Our website address is www.toreador.net.

Recent Developments

Dual Listing

On December 17, 2010, our common stock began trading on the Professional Segment of NYSE Euronext Paris (“Euronext”) under the trading symbol “TOR”. Our dual listing does not change our capital structure, share count or current NASDAQ listing and is intended to create additional liquidity for investors as well as provide greater access to our shares, which are denominated in Euros on Euronext, in Euro-zone markets and currencies.

Repurchase and Redemption of 5.00% Convertible Senior Notes

On October 1, 2010, we repurchased approximately $32.3 million aggregate principal amount of our 5.00% Convertible Senior Notes pursuant to the holders’ option, and, on November 24, 2010, redeemed the remaining $0.1 million aggregate principal amount outstanding.  See “Liquidity - 5.00% Convertible Senior Notes due October 1, 2025.”  Following such repurchase and redemption, our outstanding long-term debt consists of approximately $31.6 million aggregate principal amount of our 8.00%/7.00% Convertible Senior Notes.

Proof of Concept Program

On October 12, 2010, TEF and Hess received approval from the French government for its first four well permit applications, as well as the necessary environmental permits. On November 20, 2010, Hess executed an agreement for the provision of drilling and related services for the initial six firm wells targeting the Liassic shale oil source rock system. The first of the four wells, which will be located on the Chateau Thierry Permit, is expected to be drilled vertically to a total depth of 3,000 meters. The primary geologic target of the well is the Liassic section, the top of which is expected to be encountered at an approximate depth of 2,300 meters. Conventional cores are expected to be taken throughout the Liassic section to evaluate reservoir and rock properties.

On February 4, 2011, France’s Ministry of Environment and Ministry of Energy announced its intention to conduct a study on the economic, social and environmental stakes relating to the development of shale gas and shale oil in France (the “France Shale Study”). On February 10, 2011, Toreador and Hess met with representatives of the Ministry of Environment and the Ministry of Energy to discuss the impact the France Shale Study might have on its unconventional oil exploration, particularly the proof of concept program. Following such discussion, Toreador concluded that they will voluntarily delay such drilling pending the results of the France Shale Study and any interim or subsequent political developments.  In the interim, Toreador intends to cooperate with the French government in conducting the France Shale Study, including by providing scientific data and practical experiences regarding oil development, hosting delegations to observe oil operations in the Paris Basin and initiating baseline environmental studies with third-party environmental experts that would be available to the French government.

On March 2, 2011 an additional study on the impact of shale gas and shale oil was launched by the French National Assembly (the “National Assembly Study”), the conclusions of which are expected to be published in June 2011 (at the same time as the final report relating to the France Shale Study).  On March 11, 2011, the Prime Minister of France announced that the moratorium on unconventional exploration has been extended to exploration permits and works authorizations until mid-June 2011 (originally mid-April), i.e. when the conclusions of the studies on the environmental impact of drilling techniques will have been rendered. The Company does not currently know the impact of such decision on its proof of concept program. The Company is currently evaluating its drilling program in light of these developments and will continue to monitor further developments and adjust its plans as necessary.

Concessions Renewal

The decrees relating to the renewal of the Châteaurenard concession and of the Saint-Firmin-des-Bois concession, which together account for 93% of our existing reserves, received final French government approvals on February 1, 2011, and were published in the Journal Officiel on February 3, 2011.  The renewals extend the expiry date of both concessions to January 1, 2036.

Strategy

The primary components of our strategy are:

Focus on France.  All of our oil assets are currently located in France, having disposed of our interests in Turkey, Romania and Hungary in 2009.  We believe we can leverage our substantial acreage position and our experience and industry relationships in France to grow the Company.

Capture, develop and accelerate conventional prospects.  We have identified a number of conventional exploration targets, including the La Garenne field, which is the first of these targets, and for which we intend to formulate a development plan.

Target the prospective unconventional oil resource play.  We intend to work with Hess on our proof of concept program and potential development of our Paris Basin shale oil acreage position.

Seize opportunities for external growth.  We continue to evaluate and, where appropriate, intend to pursue acquisition opportunities on terms we consider favorable.  In particular, we consider acquisitions of businesses or interests that will complement and allow us to expand our activities.

Continue to focus on operational costs.  Since the beginning of 2009, we have improved operational efficiencies, and we continue to focus on maintaining efficient operations.

Maintain optimal capital structure. We intend to maintain a conservative capital structure over time.

Our Properties

Title to Oil Properties

        Toreador does not hold title to any of its properties; we hold interests in permits or concessions granted by French governmental authorities granting us the right to explore and develop oil properties in France. We currently hold interests in approximately 780,000 gross exploration acres in the Paris Basin and have applications pending for approximately 217,000 additional gross acres.  Our conventional exploration and production operations consist primarily of our existing producing fields.  In addition to this production base, we have identified several additional conventional exploration targets, including the La Garenne field, which is the first of these targets, and for which we intend to formulate a development plan.  Our unconventional exploration operations consist primarily of the potential exploration of the prospective shale oil play within our Paris Basin acreage position. We have ready access to existing infrastructure (pipelines) and end-markets (refineries) in the Paris Basin. The table below summarizes the acreage covered by the exploration permits and exploitation concessions we currently hold, or for which we have applied. For exploration permits, under the terms of the Hess Investment Agreement, TEF and Hess have designated an area of mutual interest within the Paris Basin (the “AMI”). If either party acquires or applies for a working interest in an exploration permit or exploitation concession within the AMI, such party would be required to offer to the other party 50% of such interest on the same terms and conditions. For a more detailed description of each permit, concession or application, see "Permits, Concessions and Pending Applications."

Permit Name	Working Interest	Type	Expiration Date	Gross Acreage
Charmottes	100%	Production	October 24, 2013	9,019
Chateaurenard	100%	Production	January 1, 2036	11,268
St. Firmin Des Bois	100%	Production	January 1, 2036	3,973
			Total Production	24,260
Aufferville	50%	Exploration	June 16, 2010*****	33,095
Rigny le Ferron	50%	Exploration	February 20, 2011**	82,748
Joigny	50%	Exploration	February 20, 2011**	33,152
Mairy	25%	Exploration	August 15, 2011	109,705
Nogent sur Seine	50%	Exploration	August 8, 2012	65,727
Leudon en Brie	50%	Exploration	August 8, 2012	26,740
Nemours	25%	Exploration	June 16, 2013	46,992
Courtenay	50%	Exploration	October 1, 2013	76,276
Chateau Thierry	50%	Exploration	October 24, 2014	192,468
Champrose	40%	Exploration	October 21, 2015	113,396
			Total Exploration	780,299
Coulommiers	—	Pending publication		45,900	***
L'Ourcq	—	Pending publication		48,680	***
Mary sur Marne	—	Pending publication		30,815	***
Nangis	—	Pending publication		26,966	***
Nanteuil	—	Pending publication		48,680	***
Valence en Brie	—	Pending publication		16,015	***
			Total Pending	217,054
Chevry / Ozoir	—	Application		97,606	****
Coole	—	Application		207,818	****
Fere-en-Tardenois	—	Application		64,885	****
Leudon extension	—	Application		12,876	****
Maisoncelles	—	Application		49,626	****
Meaux	—	Application		155,175	****
Plaisir	—	Application		32,667	****
Rozay en Brie	—	Application		36,273	****
Sezanne	—	Application		214,890	****
			Total Applications	871,816
	TOTAL EXPLORATION (PERMITS AND APPLICATIONS)			1,869,168	(°)

Note: all numbers in the table are direct conversion from the surface estimates in square kilometers

** Renewal application pending.
*** No longer subject to competitive application but not yet formalized by publication in the Official Journal of the French Republic.
**** The application award process may result in Toreador and Hess receiving less than a 100% working interest in the pending applications or only part of the acreage represented by an application.
***** Renewal application filed.
(°) Assuming successful applications.

Conventional Exploration and Production

Producing Fields

        Our production for 2010 was 323 mbbl, representing an average of approximately 885 bbl/d, from two areas for which we hold exploitation concessions: the Neocomian Complex and Charmottes fields (producing from the Dogger and Trias horizon). As of December 31, 2010, these fields represented 100% of our total proved reserves (5.5 MBbls).

        All our production is currently sold to Total pursuant to an agreement signed with Elf Antar in 1996, as amended. Following an initial term expiring in 2002, the agreement automatically renews for one-year periods unless notice of termination is given at least six months in advance. The sale price is based on the monthly-average dated Brent price over the month of production, less a discount. In 2010, sales to Total, representing all of our oil production revenues, totalled $24.7 million.

La Garenne and Prospect Inventory

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

        We have identified several additional conventional prospects on our acreage.

Our ability to explore and develop these prospects may be subject to us obtaining additional funding.

Unconventional Exploration: Paris Basin Shale Oil

In addition to our conventional exploration and production, we are also currently focused on exploiting our shale oil acreage in the Paris Basis pursuant to the Hess Investment Agreement and pending the result of the France Shale Study and any interim or subsequent political developments.  See “Recent Developments-Operations Update-Proof of Concept Program” above.

In accordance with the Hess Investment Agreement, Hess made a $15 million upfront payment (plus applicable VAT of $2.9 million) to TEF on June 10, 2010. In addition, subject to government approval, TEF has transferred 50% of its working interest in each permit to Hess. The Ministry of Industry, Energy, and Numeric Economy (Ministère de l’Industrie, de l'Energie, et de l’Énergie numérique) in France granted first-stage approval of these transfers on June 25, 2010. An application for the grant to Hess of title (together with TEF) to the permits has also been filed with the French government and is pending. Upon such approval, Hess would become title holder and have the right to become operator of record for those exploration permits.

Fiscal Terms and Infrastructure

Fiscal Terms

Toreador believes that the Paris Basin presents attractive and stable fiscal terms. Mineral rights in France belong to the French State, and production of hydrocarbons occurs under a concession regime. Holders of a concession or production license must pay the French tax authorities a royalty proportional to the value of the products extracted. This royalty is paid starting from production. The royalty regime distinguishes between “old production” and “new production” and is ring-fenced by production concession. Under the current French Mining Code, the royalty payable is progressive and depends on annual production levels, with royalty rates currently ranging between 0% (below 50,000 tonnes, i.e., 970 bbl/d) and 12% (above 300,000 tonnes, i.e., 5,820 bbl/d) for “new production”. “Old production” is subject to an 8% royalty (below 50,000 tonnes), increasing to 30% (above 300,000 tonnes, i.e., 5,820 bbl/d).

Local mining taxes, or RCDM (redevance communale et départementale des mines), are also payable to the applicable administrative French county and municipality on whose territory the oil is produced. This local tax is determined by multiplying production by a unit rate, which is set each year by the Ministry of the Environment and Energy. The local mining tax is payable in arrears (tax for the production of 2009 is payable in 2011), is ring-fenced by well, and the regime distinguishes between fields entered into production before and after January 1, 1992. For the year 2010 (payable in 2012), the level of tax has been set at €16.84 per ton of oil equivalent to approximately $3.00 per bbl based on an exchange rate of 0.769, for pre-1992 production and €5.36 per ton of oil produced for post-1992 production, equivalent to approximately $0.95 per bbl based on an exchange rate of 0.769. Both the royalties and local mining taxes described above generally apply only to onshore fields; there is a reduced rate for offshore fields located less than one nautical mile from the coast (Toreador does not currently hold any permits covering offshore fields). Each of the taxes is deductible when determining the profit subject to French corporate tax. We are not required to pay surface rental or fees.

Infrastructure

        The Paris Basin is conveniently located to utilize existing French infrastructure. The Grandpuits refinery operated by Total is in the heart of the Paris Basin (approximately 30 miles south of the Chateau Thierry permit). Paris Basin crude oil production is currently approximately 11,000 bbl/d (as of December 31, 2010). Our current Paris Basin oil is trucked to the Grandpuits refinery operated by Total after being stored in on-site storage tanks. There is also a major pipeline operated by Lundin Petroleum from the Villeperdue field to the Grandpuits refinery, in which there is substantial free capacity.

Permits, Concessions and Pending Applications

Exploration Permits

        We currently hold a 50% working interest in the following exploration permits: Rigny le Ferron, Chateau Thierry, Aufferville, Courtenay, Joigny, Nogent sur Seine, Leudon en Brie; a 25% working interest in the Nemours and Mairy exploration permits; and a 40% working interest in the Champrose exploration permit.

        Under French mining law, an exploration permit (“permis exclusif de recherche”) gives the holder an exclusive right to explore and then produce hydrocarbons. Any area, offshore and onshore, which is not covered yet by such a permit may be subject to application at any time. An application for a permit, or a renewal of a permit, is awarded by ministerial order following an administrative consultation and a submission to the regulatory authorities. An exploration permit is initially granted for a period of up to five years and may be renewed twice for up to five years each time; however, except under exceptional circumstances, the area covered by the permit is reduced by half at the first renewal and by a quarter of the remaining area at the second renewal. The permit holder may designate the areas to remain after such reduction, and in any event, the area covered by a permit may not be reduced below 175 km2. The exploration permits have minimum financial requirements, and if such obligations are not met, the permits could be subject to forfeiture. The renewal of an exploration permit is generally granted, provided the holder has met all its obligations thereunder and has agreed to certain future financial commitments at least equal to the financial commitments made during the previous permit period, pro-rated by the duration of the renewal and the area remaining.  In case the ministerial decision to renew an exploration permit has not been issued before the expiry date of the permit, the permit holder is entitled to keep on exploring within the perimeter authorized by the exploration permit until an express decision is issued by the minister in charge of energy.

Rigny le Ferron

        We hold a 50% working interest in, and operate, the Rigny le Ferron permit, which covers approximately 82,748 acres. The existing seismic lines representing around 1,000 km2 were reprocessed and interpreted in 2008, following which several Dogger prospects were identified and mapped. Toreador began drilling on the La Garenne well on November 12, 2009. Toreador completed production testing of the well in January 2010, and the results were inconclusive. The well flowed only limited quantities from one of its two horizons in the Dogger. We intend to formulate a development plan for La Garenne following a more detailed analysis. The Rigny le Ferron permit expired in February 2011; however we filed a renewal application on this permit in August 2010, which is currently pending.  Although no renewal decision has been issued before the expiry date of the Rigny le Ferron permit, under the current French Mining Code, such permit can still be operated until an express decision is issued by the minister with respect to its renewal.

Chateau Thierry

        We hold a 50% working interest in, and operate, the Chateau Thierry permit, which covers approximately 192,468 acres. We transferred the remaining 50% working interest to Hess in accordance with the Hess Investment Agreement. The Chateau Thierry permit expires in 2014.

Aufferville

        We hold a 50% working interest in, and operate, the Aufferville permit, which covers approximately 33,095 acres. We transferred the remaining 50% working interest to Hess in accordance with the Hess Investment Agreement. The Aufferville permit expired in June 2010; however we filed a renewal application on this permit in 2009.

Nemours

        We hold a 25% working interest in the Nemours permit, which covers approximately 46,992 acres and is operated by Lundin Petroleum AB. We transferred 25% of our working interest in this permit to Hess in accordance with the Hess Investment Agreement. The Nemours permit expires in 2013.

Courtenay

We hold a 50% working interest in, and operate, the Courtenay permit, which covers approximately 76,276 acres located east of the Neocomian Complex. We transferred the remaining 50% working interest to Hess in accordance with the Hess Investment Agreement. The Courtenay permit expires in 2013.

Joigny

We hold a 50% working interest in, and operate, the Joigny permit, which covers approximately 33,152 acres. We transferred the remaining 50% working interest to Hess in accordance with the Hess Investment Agreement. Seismic interpretation is underway on the acreage to delineate prospects in the Portlandian limestone. The Joigny permit expired in February 2011; however, we filed a renewal application in August 2010 which is currently pending.

Malesherbes

        The Malesherbes permit expired on March 30, 2010, and we did not request renewal of the permit.

Mairy

        We currently hold a 25% working interest in, and operate, the Mairy permit, which covers approximately 109,705 acres. We transferred 25% of our working interest in this permit to Hess in accordance with the Hess Investment Agreement. In 2011, we intend to drill one well on the Mairy permit. The permit expires in August 2011; however, we filed a renewal application for this permit in February 2011, which is currently pending.

Nogent sur Seine

        We hold a 50% working interest in, and operate, the Nogent sur Seine permit, which covers approximately 65,727 acres. We transferred the remaining 50% working interest to Hess in accordance with the Hess Investment Agreement. The Nogent sur Seine permit expires in 2012.

Leudon en Brie

We hold a 50% working interest in, and operate, the Leudon en Brie permit, which covers approximately 26,740 acres. We transferred the remaining 50% working interest to Hess in accordance with the Hess Investment Agreement. The Leudon en Brie permit expires in 2012.

Champrose

Following first-stage approval by the government in December 2010 of a farm-in agreement with Poros SAS and Hess, we currently hold a 40% working interest in the Champrose permit, which covers approximately 113,396 acres. The Champrose permit expires in 2015.

Exploitation Concessions

        We currently hold two exploitation concessions covering two producing oil fields in the Paris Basin: the Neocomian Complex and Charmottes fields (Dogger and Trias). As of December 31, 2010, production from these oil fields represented majority of our total revenue and substantially all of our sales and other operating revenue.

		At December 31, 2010
Property	Permit Expiration Year	Total Proved Reserves (Mbbl)	Post-Expiration Proved Reserves (Mbbl)	Percent of Proved Reserves Post- Expiration
Neocomian Fields	2036	5,154	1,500	29.10%
Charmottes Fields*	2013	369	22	5.96%

* Reserve estimate for Charmottes field is based on an assumed renewal of the concession in 2013.

Under French mining law, hydrocarbons may only be developed once a concession has been granted. During the exploration permit period, the permit holder has the exclusive right to obtain an exploitation concession. An exploitation concession is granted by decree, after a public enquiry, a local administrative consultation and a submission to the regulatory authorities. The decree sets forth the concession's perimeter and duration, which cannot exceed 50 years. To be awarded an exploitation concession, the applicant must, among other things, prove that it has the appropriate technical and financial capabilities to perform the operations and comply with safety and environmental regulations. An exploitation concession may be extended several times, each time for no longer than 25 years. An application for a renewal must be submitted two years before the expiration of the concession. The French government is not obligated to renew an exploitation concession, and such renewal would be subject to our satisfaction of technical and financial capability requirements.

        Holders of a concession or production license must pay the French government a royalty proportional to the value of the products extracted. This royalty generally applies only to onshore fields and is backdated when the concession is granted but paid as from the day of the first sale of the products extracted. It is deductible from the French corporate tax. Local mining taxes are also payable by the holder, and are determined by multiplying production by a unit rate, which is set each year by the regulatory authorities. These taxes also generally apply only to onshore fields; there is a reduced rate for offshore fields located less than one nautical mile from the coast (we do not currently hold any permits covering offshore fields). Mining taxes are deductible when determining profit subject to French corporate tax.

Neocomian Complex

        We hold a 100% working interest in, and operate, the two concessions (Chateaurenard and St. Firmin Des Bois) covering the Neocomian Complex, which consist of a group of four smaller field units. As of December 31, 2010, the complex had 80 producing oil wells, and production was approximately 788 bbl/d. The Chateaurenard concession, which covers approximately 11,268 acres, and the St. Firmin Des Bois concession, which covers approximately 3,973 acres, were both renewed on February 1, 2011 and the renewal decrees published in the French Journal Officiel on February 3, 2011.  The renewals extend the expiry date of both concessions to January 1, 2036.

Charmottes

        We hold a 100% working interest in, and operate, the Charmottes concession, which consists of two oil fields at different horizons (Dogger and Trias). As of December 31, 2010, the fields had seven producing oil wells, and production was approximately 97 bbl/d. The Charmottes concession, which covers approximately 9,019 acres, expires in October 2013. We filed an application for renewal of the Charmottes concession in February 2011.

Applications Pending Official Publication

Below is a description of the exploration permits for which we have applied that are no longer subject to competition but for which official award is pending publication of the ministerial order.

Coulommiers

We have a pending application for the Coulommiers permit, which covers approximately 45,900 acres.  This is an amended surface of the original Coulommiers application made in November 2009.  We are currently awaiting publication of the ministerial order granting us the permit.

L'Ourcq

We filed an amended application in 2010 for the L'Ourcq permit, which covers approximately 48,680 acres.  This permit is an amended surface of the original Fere-en-Tardenois application made in August 2009.  We are currently awaiting publication of the ministerial order granting us the permit.

Mary sur Marne

We filed an application for the Mary sur Marne permit, which covers approximately 30,815 acres.  This is an amended surface of the original Fere-en-Tardenois and Coulommiers applications.  We are currently awaiting publication of the ministerial order granting us the permit.

Nangis

We filed an application in January 2009 for the Nangis permit, which covers approximately 26,966 acres.  We are currently awaiting publication of the ministerial order granting us the permit.

Nanteuil

We filed an application for the Nanteuil permit, which covers approximately 48,680 acres.  This permit is an amended surface of the original Fere-en-Tardenois application made in August 2009.  We are currently awaiting publication of the decree granting us the permit.

Valence en Brie

We filed an application in January 2009 for the Valence en Brie permit, which covers approximately 16,015 acres.  We are currently awaiting publication of the ministerial order granting us the permit.

Pending Applications

Below is a description of the exploration permits for which we have applied and are awaiting the results of the application process.  The application award process may result in Toreador and Hess getting less than a 100% working interest in the pending applications or only part of that application depending on competition for all or part of the acreage.  If the minister in charge of mines has not issued a decision with respect to the outcome of the permit application (or extension) within two years following the date of application, the granting of such a permit is deemed to be refused.

Plaisir

We filed an application in September 2008 (revised in December 2008) for the Plaisir permit, which covers approximately 32,667 acres.

Fere-en-Tardenois

We filed an application in August 2009 for the Fere-en-Tardenois permit, which, following certain amendment applications reflecting revised surfaces, now covers approximately 64,885 acres. We are still waiting the result of the application award process.

Rozay-en-Brie

We filed an application in June 2010 for the Rozay-en-Brie permit, jointly with Hess, which covers approximately 36,273 acres. We are still waiting the result of the application award process.

Meaux

We filed an application in June 2010 for the Meaux permit, jointly with Hess, which covers approximately 155,175 acres. We are still waiting the result of the application award process.

Chevry / Ozoir

In August 2010, we, together with Hess, entered into an agreement with Poros SAS to join their application for the Chevry/Ozoir permit, which they initially filed in December 2008, and which covers approximately 97,606 acres. We are still waiting the result of the application award process.

Maisoncelles

We filed an application in August 2010 for the Maisoncelles permit, jointly with Hess, which covers approximately 49,626 acres. We are still waiting the result of the application award process.

Sézanne

We filed an application in August 2010 for the Sezanne permit, jointly with Hess, which covers approximately 214,890 acres. We are still waiting the result of the application award process.

Leudon extension

We filed an application in October 2010 for an extension to our existing Leudon permit, jointly with Hess, which covers approximately 12,876 acres. We are still waiting the result of the application award process.

Coole

We filed an application in November 2010 for the Coole permit, jointly with Hess, which covers approximately 207,818 acres. We are still waiting the result of the application award process.

Oil Reserves

Summary of Oil Reserves as of December 31, 2010 and 2009

        The following table sets forth information about our estimated net proved reserves, probable reserves and possible reserves at December 31, 2010 and 2009 for our properties in France. Gaffney, Cline & Associates Ltd, an independent petroleum engineering firm in the United Kingdom ("GCA"), audited our proved developed reserves, proved undeveloped reserves, probable reserves, possible reserves and discounted present value (pretax) as of December 31, 2010 and 2009. We prepared the estimate of standardized measure of proved reserves in accordance with FASB ASC 932, "Extractive Activities-Oil and Gas." No reserve reports have been provided to any governmental agencies.

	December 31,
	2010	2009
	(Mbbl)	(Mbbl)
Proved developed	5,111	5,383
Proved undeveloped	412	420
Total Proved	5,523	5,803
Probable	3,562	3,333
Possible	4,816	5,202

Our proved reserves at December 31, 2010 were 5.5 Mbbls. All of our proved reserves are located in the Paris Basin, France. The Neocomian Complex, one of our two producing assets, accounted for 93.32% of our proved reserves. The decrease of our proved reserves from 5.8 Mbbls in 2009 to 5.5 Mbbls in 2010 can be explained primarily a result of the production from these assets during 2010 (approximately 323 Mbbl) and was partially offset by an increase in oil prices used to calculate the reserves in 2009 and 2010 ($79.35 and $56.99, respectively).

Proved Reserves Disclosures

        Recent SEC Rule-Making Activity. In December 2008, the Securities and Exchange Commission ("SEC") announced that it had adopted amendments designed to modernize the oil and gas company reserves reporting requirements. The most significant amendments to the requirements include the following:

●	replacement of the year-end price with the average prices over 12 months to calculate reserve estimates;

●	inclusion of oil and gas extracted from non-traditional sources in reserve estimates;

●	permitted use of new technologies that meet the definition of "reliable" to determine oil and gas reserves and requirement to disclose which technologies the registrant used to determine reserves;

●	required disclosure of reserves by specific geographic area;

●	permitted disclosure of both probable and possible reserves, as defined, in addition to required disclosure of proved reserves;

●
requirement to include reports and related consents from third parties who prepare, audit, or perform a process review of the registrant's reserves estimates if the registrant discloses the involvement of third parties for such purposes.

We adopted these rules effective December 31, 2009 which was the first time we requested GCA to provide us with a third-party opinion on our two producing assets, the Charmottes field and the Neocomian Complex (see "Third-Party Reserves Audit" below for further detail).

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

Internal Controls Over Reserves Estimates

        Our policies regarding internal controls over the recording of reserves estimates require reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles. Responsibility for compliance in reserves bookings is delegated to a qualified petroleum engineer in our Paris office under the supervision of the Country Manager for France and our Chief Executive Officer. The petroleum engineer prepares all reserves estimates for our two producing assets. Data used in these integrated assessments include information obtained directly from the subsurface via wellbores such as well logs, reservoir cores, fluid samples, static and dynamic information, production test data and production history. Other types of data used include 2D seismic recently reprocessed and calibrated to available well control. The tools used to interpret the data included reservoir modeling and simulation, Decline Curve Analyses and data analysis packages. The preliminary reserves assessment was prepared by our petroleum engineer who left the employ of the company early in the fourth quarter of the year after a three-month handover. The final reserves analysis was updated and reviewed by our Engineering Manager who is a petroleum engineer and has had the opportunity to assess the work and concurs with the approach and the results obtained by his predecessor. Our Engineering Manager holds a degree in chemical engineering and has over 30 years of experience in various petroleum industry roles including several years of combined experience in reservoir engineering and reserves evaluation, all focussed mainly on the Western Canadian and Williston basins of North America and with minor exposure to other basins.  He is a licenced Professional Engineer in the Province of Alberta, Canada which qualifications are recognized by La Commission des Titres d'Ingénieur of France and has been a member of the Society of Petroleum Engineers (SPE) for more than 25 years.  We engage a third-party petroleum consulting firm (GCA) to audit all of our reserves. See "Third-Party Reserves Audit" below.

Third-Party Reserves Audit

        The reserves audit for the year ending December 31, 2010 was performed by Gaffney, Cline & Associates ("GCA"), a leading international petroleum engineering consultancy.

GCA noted in its report that the concession that covers the Charmottes field expires in 2013. Under French law, exploitation concessions can generally be renewed for periods of up to 25 years. Although the French government has no obligation to renew the exploitation concessions, renewals have been generally granted as long as the operator demonstrates continued financial and technical capabilities to operate under such concessions. Renewal of the concessions covering the Neocomian Complex was granted on February 1, 2011, and effective as of January 1, 2011.  The renewal decrees extended the validity period of the concessions covering the Neocomian Complex to January 1, 2036. Toreador applied for a renewal of the concession covering the Charmottes field in February 2011. GCA has assumed for purposes of its report that the renewal will be granted and that the economic terms of the concessions will not be altered on renewal.

        GCA determined that our estimates of reserves conform to the guidelines of the SEC, including the criteria of "reasonable certainty," as it pertains to expectations about the recoverability of reserves in future years, under existing economic and operating conditions, consistent with the definition in the recently amended Rule 4-10(a) of Regulation S-X. GCA issued an unqualified audit opinion on our proved reserves at December 31, 2010, based upon its evaluation. The GCA opinion concluded that our estimates of proved, probable and possible reserves were, in aggregate, reasonable and have been prepared in accordance with generally accepted petroleum engineering and evaluation principles. GCA's report is attached to this Annual Report on Form 10-K as an exhibit.

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

Proved Undeveloped Reserves

        As of December 31, 2010, our proved undeveloped reserves ("PUDs") totalled 369 Mbbl of crude oil, all of which were associated with the Neocomian fields. As of December 31, 2010, PUDs represented approximately 6.7% of our total proved reserves. We currently estimate that future development costs relating to the development of these PUDs are projected to be approximately $5 million in 2013. No activity was undertaken in 2010 to convert PUDs to proved developed reserves.

Productive Wells

        The following table shows our gross and net interests in productive oil wells as of December 31, 2010 producing or capable of production.

	Gross(1)	Net(2)	Total
	Oil	Oil	Total
France	133	133	133

(1) "Gross" refers to wells in which we have a working interest.

(2) "Net" refers to the aggregate of our percentage working interest in gross wells before royalties, before or after payout, as appropriate.

Acreage

        The following table shows the developed and undeveloped acreage attributable to our ownership as of December 31, 2010.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
France	24,260	24,260	780,299	339,636	804,559	363,896

Undeveloped acreage includes only those acres on which wells have not been drilled or completed to permit the production of commercial quantities of oil and natural gas regardless of whether or not the acreage contains proved reserves.

Drilling and Other Exploratory and Development Activities

Drilling Activity

        The following table shows our drilling activities on a gross and net basis for the years ended 2010, 2009 and 2008.

	For The Year Ended December 31,
	2010		2009		2008
	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)
FRANCE
Exploratory:
Abandoned(3)	-	-	1	1	–	–

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

	For The Year Ended December 31,
	2010	2009	2008
Production:
Oil (Bbls)	323,073	328,416	365,361
Daily average (Bbls/Day)	885	900	1,001
Unit prices:
Average oil price ($/Bbl)	$76.67	$57.17	$93.32
Unit costs ($/BOE):
Lease operating	$35.90	$25.57	$25.35
Exploration and acquisition*	0.64	-	0.39
Depreciation, depletion and amortization	13.59	16.66	12.83
Dry hole costs	-	-	-
General and administrative	46.98	11.25	3.54

Total	$97.10	$53.48	$42.11

* Exploration and acquisition expense are net of personal, general and administrative cost of TEF as Operator and invoiced to Hess under the Hess Investment Agreement.

Office Leases

        We occupy 23,297 square feet of office space at 13760 Noel Rd., Suite 1100, Dallas, Texas 75240. The lease for this space became effective on October 1, 2007 and is for seven years, and the average monthly rental is $33,050 per month for the term of the lease. In July 2009, we subleased approximately 18,525 square feet of our Dallas office due to the relocation of corporate headquarters to Paris, France. We received approximately $214,656 and $103,987 from the sublease in 2010 and 2009, respectively, which was recorded as a reduction in rent expense. We also lease 3,218 square feet of office space in Paris, France. The lease expires on December 1, 2011 and rent is $16,795 per month. Total net rental expense for 2010 was approximately $278,154.

Markets and Competition

        All our production is currently sold to Total, the largest purchaser in the Paris Basin, pursuant to an agreement signed with Elf Antar in 1996, as amended. Following an initial term expiring in 2002, the agreement automatically renews for one-year periods unless notice of termination is given at least six months in advance. The sale price is based on the monthly-average dated Brent price over the month of production, less a discount. In 2010, sales to Total, representing all of our oil production net revenues (after French State royalty), totalled $24.0 million and represented 59% of our total revenue and other income. In 2009 and 2008, sales to Total represented all of our oil production revenues from France, totalled (after French State royalty) $19.2 million and $34.1 million, respectively, and represented 98% and 99%, respectively, of our total revenues and other income. This production is shipped by truck to the nearby Total Grandpuits refinery.

        The oil industry is highly competitive. We encounter strong competition from other independent operators and from major oil companies in acquiring exploration permits and exploitation concessions, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than those available to us. As a result, our competitors may secure desirable permits and concessions, and they may pay more to evaluate, bid for and purchase a greater number of permits and concessions or prospects than our financial or personnel resources permit us to do.

        We are also affected by competition for drilling rigs and the availability of tubular goods and certain other equipment. While the oil industry has experienced shortages of drilling rigs and equipment, pipe and personnel in the past, we are not presently experiencing any shortages and do not foresee any such shortages in the near future; however, we are unable to predict how long current market conditions will continue.

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

Government Regulation

    General

        Toreador currently operates solely in France. The oil industry is subject to extensive and continually changing regulations on environmental, drilling, production, transportation and sale matters, which can increase the cost of doing business, and consequently, may affect profitability. These laws and regulations may, among other things:

●	require acquisition of a permit before drilling commences;

●	set the methods of drilling and casing wells;

●	restrict the types, quantities and concentrations of various materials that can be released into the environment in connection with drilling and production activities;

●	require installation of expensive pollution control equipment;

●	require a special license for the transportation of hydrocarbons;

●	limit or prohibit construction or drilling activities in certain ecologically sensitive and other protected areas; and

●	require remedial measures to mitigate pollution from historical and ongoing operations.

        Failure to comply with these laws and regulations or to obtain or comply with permits may result in the assessment of administrative, civil and criminal penalties, imposition of remedial requirements and the imposition of injunctions to force future compliance. See also " — Fiscal Terms and Infrastructure."

        Our activities are affected by political stability and government regulations relating to foreign investment and the oil industry. Changes in these regulations or shifts in political attitudes are beyond our control and may adversely affect our business. Our operations may be affected by government regulations with respect to restrictions on production, price controls, income taxes, expropriation of property, environmental legislation and mine safety. For more information, see "— Recent Developments — Proof of Concept Program."

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

    Environmental

        The oil industry is subject to extensive and varying environmental regulations in each of the jurisdictions in which we have historically operated or in which we currently, or may in the future, operate. Environmental regulations establish standards respecting health, safety and environmental matters and place restrictions and prohibitions on emissions of various substances produced concurrently with oil and natural gas. These regulations can have an impact on the selection of drilling locations and facilities, potentially resulting in increased capital expenditures. In addition, environmental legislation may require those wells and production facilities to be abandoned and sites reclaimed to the satisfaction of local authorities.

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

    Permits and Concessions

        In order to carry out exploration and development of mineral interests or to place these into commercial production, we are required to obtain certain permits and concessions from governmental authorities. There can be no guarantee that we will be able to obtain all necessary permits and concessions that may be required. In addition, such permits and concessions are subject to change and there can be no assurances that any application to renew any existing permits or concessions will be approved. See " — Permits, Concessions and Pending Applications" for a description of our permits and concessions, and see "Risk Factors" for further information regarding renewal of such permits and concessions.

    Repatriation of Earnings

        Currently, there are no restrictions on the repatriation of earnings or capital to foreign entities from France. However, there can be no assurance that any such restrictions on repatriation of earnings or capital from the aforementioned countries or any other country where we may invest will not be imposed in the future.

    Employees

        As of March 16, 2011, we employed 35 full-time employees. None of our employees are represented by unions or covered by collective bargaining agreements. To date, we have not experienced any strikes or work stoppages due to labor problems, and we believe that we have good relations with our employees. As needed, we also utilize the services of independent consultants on a contract basis.

    Segment Reporting

        See Note 16 in the Notes to Consolidated Financial Statements for information about oil producing activities and operating segments.

    Internet Address/Availability of Reports

        Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are made available free of charge on our website at http://www.toreador.net as soon as reasonably practicable after we electronically file such material with, or otherwise furnish it to, the SEC and the Autorité des marches financiers (AMF) in France.

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

 Item 1A.    Risk Factors

Risks Related to Our Company

The results and impact of pending French governmental studies relating to the development of shale oil in France are uncertain.  Future restrictions on shale oil in France would have a material adverse effect on our business.

On February 4, 2011, France’s Ministry of Environment and Ministry of Energy announced its intention to conduct a study on the economic, social and environmental stakes relating to the development of shale gas and shale oil in France (the “France Shale Study”). On February 10, 2011, Toreador and Hess met with representatives of the Ministry of Environment and the Ministry of Energy to discuss the impact the France Shale Study might have on its unconventional oil exploration, particularly the proof of concept program. Following such discussion, Toreador concluded that they will voluntarily delay such drilling pending the results of the France Shale Study and any interim or subsequent political developments.  In the interim, Toreador intends to cooperate with the French government in conducting the France Shale Study, including by providing scientific data and practical experiences regarding oil development, hosting delegations to observe oil operations in the Paris Basin and initiating baseline environmental studies with third-party environmental experts that would be available to the French government.

On March 2, 2011 an additional study on the impact of shale gas and shale oil was launched by the French National Assembly (the “National Assembly Study”), the conclusions of which are expected to be published in June 2011 (at the same time as the final report relating to the France Shale Study).  On March 11, 2011, the Prime Minister of France announced that the moratorium on unconventional exploration has been extended to exploration permits and works authorizations until mid-June 2011 (originally mid-April), i.e. when the conclusions of the studies on the environmental impact of drilling techniques will have been rendered. The Company does not currently know the impact of such decision on its proof of concept program. The Company is currently evaluating its drilling program in light of these developments and will continue to monitor further developments and adjust its plans as necessary.

We currently rely on funds from our strategic partner for execution of our proof of concept program.

Pursuant to the Hess Investment Agreement, in order for Hess to retain its working interests in the relevant exploration permits in connection with our proof of concept program, Hess is required to invest up to $120 million in fulfillment of a two-phase work program.  If Hess does not spend $120 million in fulfillment of the work program and/or elects not to proceed to the second phase of the work program, Toreador would be entitled to receive back from Hess the portion of its working interest in each permit Toreador transferred to Hess in connection with the execution of the Hess Investment Agreement; however, Toreador would then be required to expend the capital required to fund such work program (or any other work program).  If Hess does spend $120 million in fulfillment of the work program, Toreador would be required to fund its portion of subsequent exploration, appraisal and development activities in accordance with individual participation agreements governing the joint operations on each permit.  As a result, Toreador may require additional capital to execute the proof of concept program or fund such subsequent work, as applicable, which it may not be able to obtain on favorable terms, if at all.

We may require additional capital in the future, which may not be available on favorable terms, if at all.

We may require additional capital in 2011 and beyond to, among other things, execute our business plan, which would entail substantial capital expenditures. Under French law, each of our exploration permits and exploitation concessions require that we commit to expenditures of a certain amount over the period of the applicable permit or concession. Though we consider these amounts discretionary, such expenditures would be required to renew such permits.

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

        The amount and timing of our future capital requirements will depend upon a number of factors, including:

●	drilling results and costs;

●	transportation costs;

●	equipment costs and availability;

●	marketing expenses;

●	oil prices;

●	requirements and commitments under existing permits and concessions;

●	staffing levels and competitive conditions;

●	any purchases or dispositions of assets; and

●	other factors affecting our business at any given time.

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

    We do not hold title to our properties in France but hold exploration permits and exploitation concessions granted by the French government. Under French law, each exploration permit requires us to commit expenditures of a certain amount of exploration costs and is subject to renewal after the initial term of up to five years. Under French law, each exploitation concession requires a similar commitment of expenditure and is subject to renewal after an initial term of up to 50 years.

        We currently hold three exploitation concessions covering two producing oil areas in the Paris Basin — the Neocomian Complex (Chateaurenard and St. Firmin Des Bois) and Charmottes fields (producing from the Dogger and Trias horizon). The production from these oil fields currently represents substantially all of our sales and other operating revenue. We obtained a renewal of the Chateaurenard and St. Firmin Des Bois concessions in February 2011, extending the expiry date of each to January 1, 2036 and we filed a renewal application for the Charmottes fields in February 2011.  We have also filed renewal applications for exploration permits that expired in 2010 or 2011 (Auferville, Rigny le Ferron and Joigny) or will expire later in 2011 (Mairy). These renewal applications are currently pending with the French government.  Although no renewal decision has been issued before the expiry of the Aufferville, Rigny le Ferron and Joigny permits, under current French Mining Code, such permits can still be operated until an express decision of the minister is issued with respect to their renewal. However, there is a doubt as to whether such exploration will still be possible after 15 months following the date of filing of the renewal application since the silence kept by the minister for more than 15 months following the date of filing of the renewal application may be construed as an implicit refusal to grant the renewal of an exploration permit.

        There can be no assurance that we will be able to renew any of these permits or concessions when they expire, convert exploration permits into exploitation concessions or obtain additional permits or concessions in the future. If we do not satisfy the French government that we have financial and technical capacities necessary to operate under such permits or concessions, such permits or concessions may be withdrawn and/or not renewed. If we cannot renew some or all of these permits or concessions when they expire or convert exploration permits into exploitation concessions, we will not be able to include the proved reserves associated with the permit or concession and we will be unable to engage in production to recover reserves, which production currently represents substantially all of our revenue. Any such negative developments with respect to our permits would have a material adverse effect on our ability to conduct our business.

Our indebtedness and near-term debt obligations could materially adversely affect our financial health, limit our ability to finance capital expenditures and future acquisitions and prevent us from executing our business plan.

        On December 31, 2010, we had approximately $31.6 million outstanding aggregate principal amount of our New Convertible Senior Notes recorded at a fair value of $34.4 million. Our level of indebtedness has, or could have, important consequences to investors, because:

●
a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

●	it may impair our ability to obtain additional financing in the future for acquisitions, capital expenditures or general corporate purposes;

●	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and

●
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

        Our future financial results are uncertain. We incurred net losses of approximately $9.5 million, $25.4 million and $108.6 million in the years ended December 31, 2010, 2009 and 2008, respectively. Our strategy includes conducting efficient operations and maintaining an optimal capital structure; however, there can be no assurance that our strategy will be effective or that we will be profitable in the future.

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

This risk may be compounded by the fact that as of December 31, 2010, 6.7% of our total estimated proved reserves were classified as undeveloped, which, by their nature, are less certain and will require significant capital expenditures and successful drilling operations.

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

For the year ended December 31, 2010, Total accounted for all of our revenues from oil production in France. Our contract with Total was signed in 1996 (then with Elf Antar) and automatically renews for one-year periods unless notice of termination is given at least six months in advance. If Total determines not to renew this contract, ceases purchasing our oil on terms that are favorable to us or fails to pay us and we are unable to contract with another purchaser, it would have a material adverse effect on our financial condition, future cash flows and the results of operations. This customer concentration may also increase our overall exposure to credit risk.

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

        Our operations are in France and we have previously operated in other international jurisdictions, including through joint venture arrangements with parties in various international jurisdictions. We are, and have been, subject to the following risks and uncertainties that can affect our international operations adversely:

●	the risk of expropriation, nationalization, war, revolution, border disputes, renegotiation or modification of existing contracts, and import, export and transportation regulations and tariffs;

●	taxation policies, including royalty and tax increases and retroactive tax claims;

●	exchange controls, currency fluctuations and other uncertainties arising out of non-U.S. government sovereignty over international operations;

●	laws and policies of the United States affecting foreign trade, taxation and investment;

●
the possibility of being subjected to the exclusive jurisdiction of non-U.S. courts in connection with legal disputes and the possible inability to subject non-U.S. persons to the jurisdiction of courts in the United States; and

●	the possibility of restrictions on repatriation of earnings or capital from foreign countries.

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

        All of our sales revenues are currently attributable to our properties in the Paris Basin in France. We depend on third parties in France for the transportation and refining of our oil production. Any disruption in production, development or our ability to produce and sell oil in France would have a material adverse effect on our results of operations or reduce future revenues. If production of oil in the Paris Basin were disrupted or curtailed, or in the case of labor or other disruptions affecting French refineries, transportation or other infrastructure, our cash flows and revenues would be significantly reduced.

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

Failure to maintain effective internal controls could have a material adverse effect on our operations and our stock price

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

 If, as a result of deficiencies in our financial or other internal controls, including significant deficiencies, we have not or cannot provide reliable financial reports or internal recordkeeping or compliance procedures, our business decision or compliance process may be adversely affected, our business and operating results could be harmed, we may be subject to legal penalties or other claims, investors could lose confidence in our reported financial information and the price of our stock could decrease. For a discussion of our internal control over financial reporting, see Item 9A, "Controls and Procedures."

    In connection with the sales of our assets in Turkey, we granted certain significant indemnities to the purchasers of those assets.

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

        Future acquisitions could pose numerous additional risks to our operations and financial results, including:

●	problems integrating the purchased operations, personnel or technologies;

●	unanticipated costs;

●	diversion of resources and management attention from our core business;

●	entry into regions or markets in which we have limited or no prior experience; and

●	potential loss of key employees, particularly those of any acquired organization.

Risks Related to Our Industry

A decline in oil prices will have an adverse impact on our operations, and oil prices have been extremely volatile in recent years.

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

        Volatility in the oil industry results from numerous factors, over which we have no control, including:

●	the level of oil prices, expectations about future oil prices and the ability of international cartels to set and maintain production levels and prices;

●	the cost of exploring for, producing and transporting oil;

●	the domestic and foreign supply and demand of oil;

●	domestic and foreign governmental regulation;

●	the level and price of foreign oil transportation;

●	available pipeline and other oil transportation capacity;

●	weather and other natural conditions;

●	international political, military, regulatory and economic conditions, particularly in oil-producing regions;

●	the level of consumer demand;

●	the price and availability of alternative fuels;

●	the effect of worldwide energy conservation measures; and

●	the ability of oil companies to raise capital.

        Significant declines in oil prices may:

●	impair our financial condition, liquidity, ability to finance planned capital expenditures and results of operations;

●	reduce the amount of oil we can produce economically;

●	cause us to delay or postpone some of our capital projects;

●	reduce our revenues, operating income and cash flow;

●	reduce the carrying value of our oil properties; and

●	limit our access to sources of capital.

        Oil prices rose to unprecedented levels during 2008. In September 2008, with the onset of the deterioration of the credit and equity markets, oil prices declined by more than 70% by the end of 2008. Oil prices recovered slowly throughout 2009 and 2010 and have recently now increased significantly in connection with the recent political instability in the Middle East. Such volatile oil prices caused us to remain cautious in our capital expenditure program for 2010 and continue to influence how we will operate on a go-forward basis. Our internally generated cash flow and cash on hand historically have not been sufficient to fund all of our expenditures, and we have in the past relied on the sales of non-core assets to provide us with additional capital. Though average oil prices increased by approximately 30% from the twelve months ended December 31, 2009 to twelve months ended December 31, 2010, oil prices are, and we expect will continue to be, volatile. The results of our operations are highly dependent upon the prices received from our oil production, which are dependent on numerous factors beyond our control. Accordingly, significant changes to oil prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.

    Competition in the oil industry is intense, and many of our competitors have greater financial, technological and other resources than we do.

        We operate in the highly competitive areas of oil exploration, development, production, and acquisition activities. The oil industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. We face intense competition from independent, technology-driven companies as well as from both major and other independent oil companies in each of the following areas:

●	seeking to acquire desirable exploration permits or exploitation concessions;

●	marketing our oil production;

●	integrating new technologies; and

●	seeking to acquire the equipment and expertise necessary to develop and operate our acreage.

        Many of our competitors have financial, technological and other resources substantially greater than ours, and some of them are fully integrated oil companies. These companies may be able to pay more for development prospects and productive oil acreage and may be able to define, evaluate, bid for and purchase a greater number of permits or concessions than our financial or human resources permit. Further, these companies may enjoy technological advantages over us and may be able to implement new technologies more rapidly than we can. Our ability to develop and exploit our oil acreage and to acquire additional acreage in the future will depend upon our ability to successfully conduct operations, implement advanced technologies, evaluate and select suitable acreage and consummate transactions in this highly competitive environment.

The unavailability or high cost of drilling rigs, equipment, supplies, insurance, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

        Our industry is cyclical and, from time to time, there could be a shortage of drilling rigs, equipment, supplies, insurance, qualified personnel or oil field services. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wages of, qualified drilling rig crews rise as the number of active rigs in service increases. When oil prices are high, the demand for oilfield services rises and the cost of these services increases.

We are subject to complex laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations.

        Our operations are subject to complex and stringent laws and regulations, including the French Mining Code. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, concessions approvals and certificates from various governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations. For example, France’s Ministry of Environment and Ministry of Energy announced in February 2011 their intention to conduct a study on the economic, social and environmental stakes relating to the development of shale oil in France. A preliminary report is expected mid-April 2011 and a final report by the end of June 2011. We do not know what impact this study might have on our unconventional oil exploration. We are monitoring developments and assisting the French government in this study by providing technical and scientific information on the Paris Basin shale oil resource.

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

        Our operations are subject to various laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. Such laws and regulations not only expose us to liability for our own negligence, but also may expose us to liability for the conduct of others or for our actions that were in compliance with all applicable laws at the time those actions were taken. We may incur significant costs as a result of environmental accidents, such as oil spills, ruptures, or discharges of hazardous materials into the environment, including clean-up costs and fines or penalties. Additionally, we may incur significant costs in order to comply with environmental laws and regulations and may be forced to pay fines or penalties if we do not comply.

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

        Terrorist activities, including events similar to those of September 11, 2001, or armed conflict involving the United States or France in which we may hold interests, may adversely affect our business activities and financial condition. If events of this nature occur and persist, the resulting political and social instability could adversely affect prevailing oil prices and cause a reduction in our revenues. In addition, oil production facilities, transportation systems and storage facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our operations is destroyed or damaged. Costs associated with insurance and other security measures may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

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

        Our drilling will involve numerous risks, including the risk that no commercially productive oil reservoirs will be encountered. We may incur significant expenditures for the identification and acquisition of properties and for the drilling and completion of wells. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

●	unexpected drilling conditions;

●	fire, explosions and blowouts;

●	pressure or irregularities in formations;

●	environmental accidents such as oil spills, ruptures or discharges of toxic gases, brine or well fluids into the environment (including groundwater contamination);

●	equipment failures or accidents;

●	weather conditions; and

●	shortages or delays in the delivery of equipment.

      Any of these events could adversely affect our ability to conduct our operations or cause substantial losses, including:

●	injury or loss of life;

●	severe damage to or destruction of property, natural resources and equipment;

●	pollution or other environmental damage;

●	clean-up responsibilities;

●	regulatory investigation;

●	penalties and suspension of operations; and

●	attorneys' fees and other expenses incurred in the prosecution or defense of litigation.

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

        You should not assume that the pre-tax net present value of our proved reserves is the current market value of our estimated oil reserves. In accordance with the revised SEC requirements, we base the pre-tax net present value of future net cash flows from our proved reserves on 12-month average prices and costs on the date of the estimate. Actual future prices, costs, and the volume of produced reserves may differ materially from those used in the pre-tax net present value estimate and may be affected by factors such as:

●	supply of and demand for oil;

●	actual prices we receive for oil;

●	our actual operating costs;

●	the amount and timing of our capital expenditures;

●	the amount and timing of actual production; and

●	changes in governmental regulations or taxation.

        The timing of both our production and our incurrence of expenses in connection with the development and production of our properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flow, which is required by the SEC, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil industry in general.

Risks Related to Our Common Stock

Our stock's public trading price has been volatile, which may depress the trading price of our common stock.

        Our stock price is subject to significant volatility. We operate in a price-sensitive industry, and there is often significant volatility in the market price of common stock irrespective of company performance. As a result, our high and low intra-day stock prices for 2010 were $16.20 and $5.35, respectively. Fluctuations in the price of our common stock may be exacerbated by conditions in the energy and oil industries or conditions in the financial markets generally.

        Our common stock is quoted on The NASDAQ Global Market under the symbol "TRGL" and as of December 17, 2010 under the symbol "TOR" on the Professional Segment of NYSE Euronext in Paris.  However, daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. It may be difficult for investors to sell their shares of common stock in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

        Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common stock, including, among other things:

●	current events affecting the political, economic and social situation in the United States and France;

●	trends in our industry and the markets in which we operate;

●	changes in financial estimates and recommendations by securities analysts;

●	acquisitions and financings by us or our competitors;

●	quarterly variations in operating results;

●	litigation or governmental action involving or affecting us;

●	volatility in exchange rates between the U.S. dollar and the Euro;

●	the operating and stock price performance of other companies that investors may consider to be comparable; and

●	purchases or sales of blocks of our securities.

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

        Any issuance of equity securities, including the issuance of shares upon conversion of our New Convertible Senior Notes, could dilute the interests of our existing stockholders and could substantially decrease the trading price of our common stock and the New Convertible Senior Notes. The terms of the New Convertible Senior Notes provide that the conversion rate be adjusted for certain securities offerings conducted prior to October 1, 2010 if 120% of the offering price in such offering is less than the then current conversion price. Thus, because we sold shares in the February 2010 offering at $8.50 per share, the conversion price of the New Convertible Senior Notes was adjusted to approximately $10.20 per share, representing 120% of the public offering price of the offering. Such adjustment will result in further dilution to our stockholders, if and when such notes are converted. The conversion price of the New Convertible Senior Notes will not be further adjusted under such provision in the indenture because the proceeds from the offering were in excess of $20 million. Under the terms of the indenture, we will not be required to issue shares of common stock upon conversion of the aggregate principal amount of the New Convertible Senior Notes that would exceed 19.9% of our outstanding shares of common stock or otherwise require shareholder approval.

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

Provisions in the indenture for the New Convertible Senior Notes and our charter and Delaware law could discourage an acquisition of us by a third party, even if the acquisition would be favorable to holders of our common stock.

        If a "change in control" (as defined in the indenture for the New Convertible Senior Notes) occurs, holders of notes will have the right, at their option, to require us to repurchase all or a portion of their notes. In the event of certain "fundamental changes" (as defined in the indenture for the New Convertible Senior Notes), we also may be required to increase the conversion rate applicable to the notes surrendered for conversion upon the fundamental change. In addition, the indenture for the New Convertible Senior Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the notes.

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

Specifically, our directors will not be personally liable for monetary damages for any breach of their fiduciary duty as a director, except for liability:

●	for any breach of their duty of loyalty to the company or our stockholders;

●	for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

●	under provisions relating to unlawful payments of dividends or unlawful stock repurchases or redemptions; and

●	for any transaction from which the director derived an improper personal benefit.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties (see Items 1 and 2. Business and Properties)

ITEM 3.    Legal Proceedings

Netherby

On October 16, 2003, we entered into an agreement (the "Netherby Agreement") with Phillip Hunnisett and Roy Barker ("Hunnisett and Barker"), pursuant to which Hunnisett and Barker agreed to post the collateral required by the Turkish government for Madison Oil Turkey Inc. (a Liberian company later reincorporated in the Cayman Islands as Toreador Turkey) (“Madison Oil”) to retain its 36.75% interest in relation to eight offshore exploration SASB licenses in exchange for a 1.5% gross overriding royalty interest (the "Overriding Royalty") on the net value to Madison Oil of all future production, if any, deriving from Madison Oil's interest in such SASB licenses. Since March 2009, we have corresponded with Hunnisett and Barker regarding a dispute over the amount of the compensation payable by us to Hunnisett and Barker under the Netherby Agreement as a result of Toreador Turkey's sale of a 26.75% interest in the SASB licenses to Petrol Ofisi in March 2009 (the "Netherby Payment Amount"). Hunnisett and Barker have contended that the Netherby Payment Amount could be up to $10.4 million; however, we do not believe that Hunnisett and Barker are entitled to such amount.

On September 30, 2009, we completed the sale of Toreador Turkey, including with it Toreador Turkey's remaining 10% interest in the SASB license, to Tiway Oil A/S ("Tiway"). In connection with this sale, we agreed to indemnify Tiway against and in respect of any and all claims, liabilities, and losses arising from the Overriding Royalty.  We are treating the said indemnity as extending to Tiway Turkey Ltd (previously Tiway Turkey Ltd) as well.

On September 6, 2010, English High Court proceedings were commenced by Hunnisett and Barker, as well as Netherby Investments Limited against Tiway Turkey Limited (previously Toreador Turkey Limited) and Toreador. The proceedings were served on Toreador on October 20, 2010.  Tiway Turkey Limited was served with the proceedings on or around December 8, 2010.  In the said proceedings, Hunnisett and Barker now argue that an agreement was reached between the parties in around November 2008 regarding the Netherby Payment Amount in the sum of $7.2 million. In addition they argue that on a proper construction of the Netherby Agreement, they are entitled to continuing Overriding Royalty including on the 26.75% interest in the SASB licenses that was sold to Petrol Ofisi in March 2009 and/or to a capitalized sum of "not less than" $7.2 million. In addition or in the alternative, Hunnisett and Barker raise a wholly new claim for rectification of the Netherby Agreement on the basis they claim it does not reflect the true agreement of the parties. They seek rectification of the Netherby Agreement so that upon a sale such as the sale of the 26.75% interest in the SASB licenses that was sold to Petrol Ofisi in March 2009, the Netherby Agreement parties are required to first agree a capitalized sum to be paid to Hunnisett and Barker.  Hunnisett and Barker also seek costs and interest.

On January 31, 2011, the Company and Tiway Turkey Limited filed a joint defense denying the majority of the claims asserted by Hunnisett and Barker.  In its defense, the Company and Tiway Turkey Limited only admit a payment is due to Hunnisett and Barker in sum of $574,696 together with accrued interest as compensation properly due under the Netherby Agreement. Toreador and Tiway Turkey Limited deny that any other payment is due to Hunnisett and Barker and/or Netherby Investments Limited, whether in relation to (i) The alleged amount of $7.2 million supposedly agreed upon in November 2008 ("the Buy-Back Agreement") as being payable in respect of the Netherby Payment Amount; and (ii) The Overriding Royalty payments Hunnisett and Barker assert is due to them following the sale of the 26.75% SASB interest to Petrol Ofisi and/or the sum of no less than $7.2 million which Hunnisett and Barker assert is the capitalized monies due to  them following the sale of the 26.75% interest to Petrol Ofisi. Furthermore, the Company and Tiway Turkey Limited deny Hunnisett and Barker's claim for rectification of the Netherby Agreement.

As of December 31, 2010, we had accrued approximately $644,000 (i.e. $574,696 plus accrued interest) as a contingent liability for these claims, with the expense of legal cost of $254,356 and $222,280 of Overriding Royalty payment included in discontinued operations.  We also accrued $248,000 (recorded under long-term accrued liabilities) as a provision for the 1.5% Overriding Royalty the Company will have to pay on the net value to Hunnisett and Barker of all future production, if any, deriving from Madison Oil's interest in such SASB licenses.

Scowcroft

On June 17, 2009, The Scowcroft Group, Inc. ("Scowcroft") filed a complaint in the U.S. District Court for the District of Columbia against us. The complaint alleged that we breached a contract (the "Scowcroft Contract") between Scowcroft and us relating to the sale of our interests in the SASB and that Scowcroft was entitled to a success fee thereunder as a result of the sale of our interests in the SASB to Petrol Ofisi in March 2009. The complaint also alleged unjust enrichment/quantum meruit and fraud. Scowcroft sought damages in the amount of $2 million plus interest, costs and expenses. On April 30, 2010, Toreador and Scowcroft executed a settlement agreement (the "Settlement Agreement"), pursuant to which Toreador agreed to pay Scowcroft $495,000 and, subject to receipt of such payment, Scowcroft agreed to take actions to dismiss the suit and the parties agreed to a mutual release with respect to claims relating to the Scowcroft Contract.  On April 30, 2010, Toreador made the settlement payment and the parties filed a stipulation of dismissal of the action. As of December 31, 2010, $657,000 has been expensed in discontinued operations consequently, consisting of the settlement amount and associated legal costs.

Petrol Ofisi

On January 25, 2010, we received a claim notice from Tiway under the Share Purchase Agreement, dated September 30, 2009, among us, Tiway Oil AS and Tiway relating to the sale of Toreador Turkey Ltd. (the “SPA”) in respect of a third-party claim asserted by Petrol Ofisi against Toreador Turkey Ltd. in the amount of TRY 7.6 million ($5.1 million), for which Tiway alleges we are liable for an estimated TRY 2.1 million ($1.4 million). A hearing on this matter was held on July 20, 2010, and the Court has appointed three experts to evaluate the case.  A hearing was held on November 2, 2010 and the Court adjourned pending the issuance of the experts’ report. The next hearing is scheduled for April 5, 2011.  The Company believes that the risk associated with this matter is remote and no amount has been recorded in connection therewith.

TPAO

On October 6, 2010, Toreador received a claim notice from Tiway under the SPA in respect of an arbitration initiated by Türkiye Petrolleri A.O. (“TPAO”) against Tiway relating to alleged damages and losses suffered in connection with the Akçakoca-Çayağzi Pipeline Construction Project in 2005.  Tiway asserts in the letter that the total relief sought is $2,993,038. We do not believe the arbitration initiated by TPAO is justified, nor we believe Tiway is entitled to indemnification for such claim under the SPA.  We understand the arbitration is currently scheduled for October 2011.   The Company believes that the risk associated with this matter is remote and no amount has been recorded in connection therewith.

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position.

Item 4. Reserved

Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

        Our shares of common stock, par value $.15625 per share, are traded on the Nasdaq Global Market under the trading symbol "TRGL" and on the Professional Segment of NYSE Euronext in Paris under the trading symbol "TOR" since December 17, 2010. The following table sets forth the high and low sale prices per share for the common stock for each quarterly period during the past two fiscal years as reported by the Nasdaq Global Market based upon quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2010
Fourth quarter	$16.20	$11.75
Third quarter	11.18	5.71
Second quarter	9.68	5.35
First quarter	13.05	7.42
2009
Fourth quarter	$11.58	$7.60
Third quarter	10.79	4.50
Second quarter	7.26	2.39
First quarter	4.74	1.96

As of March 11, 2011, there were 25,942,705 shares of common stock outstanding and held of record by approximately 351 holders (inclusive of those brokerage firms, clearing houses, banks and other nominee holders, holding common stock for clients, with each such nominee being considered as one holder).

Dividends on the common stock may be declared and paid out of funds legally available when and as determined by our board of directors. Our board of directors plans to continue its policy of holding and investing corporate funds on a conservative basis, retaining earnings to finance the growth of its business. We did not declare or pay any cash dividends on our common stock in 2009 or 2010, and we do not anticipate paying cash dividends on our common stock in the foreseeable future.

        During 2010 and 2009, there were no equity securities issued pursuant to transactions exempt from the registration requirements under the Securities Act of 1933, as amended, that were not disclosed previously in Current Reports on Form 8-K or Quarterly Reports on Form 10-Q.

        For the three months ended December 31, 2010, we did not repurchase any shares of our common stock. See "Liquidity and Capital Resources — 5.00% Convertible Senior Notes Due 2025" for a discussion of repurchases of our 5.00% Convertible Senior Notes.

        Below is a line graph comparing the 5-year cumulative total stockholder return on our common stock with the Nasdaq Market Index and the Hemscott Group Index (Independent Oil & Gas Companies):

COMPARISON 5-YEAR CUMULATIVE TOTAL
RETURN
AMONG TOREADOR RESOURCES CORP.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED IN JANUARY 1, 2006 ASSUMES DIVIDEND REINVESTED FISCAL YEAR ENDING DECEMBER 31, 2010

Item 6.    Selected Financial Data

The following selected financial information (which is not covered by the report of an independent registered public accounting firm) is summarized from our results of operations for the five-year period ended December 31, 2010 as well as selected consolidated balance sheet data as of December 31, 2010, 2009, 2008, 2007 and 2006 and should be read in conjunction with the consolidated financial statements and the notes thereto included herewith.

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

The results of operations of assets in the United States, Turkey, Hungary and Romania for 2006 to 2009 have been presented as discontinued operations in the accompanying consolidated statements of operations.

On May 10, 2010, Toreador Energy France S.C.S. (“TEF.”), a company organized under the laws of France and an indirect subsidiary of the Company, entered into an Hess Investment Agreement (the “Hess Investment Agreement”) with Hess Oil France S.A.S.(“Hess”), a company organized under the laws of France and a wholly owned subsidiary of Hess Corporation, a Delaware corporation, pursuant to which (x) Hess becomes a 50% holder of TEF.’s working interests in its awarded and pending exploration permits in the Paris Basin, France (the “Permits”) subject to fulfillment of Work Program (as described in (y) (2) hereafter) and (y) (1) Hess must make a $15 million upfront payment to TEF, (2) Hess will have the right to invest up to $120 million in fulfillment of a two-phase work program (the “Work Program”) and (3) TEF would be entitled to receive up to a maximum of $130 million of success fees based on reserves and upon the achievement of an oil production threshold, each as described more fully below.

Pursuant to the Hess Investment Agreement, TEF has transferred 50% of its working interest in each Permit to Hess (collectively, the “Transfer Working Interests”) and, on June 10, 2010, Hess paid TEF $15 million plus VAT, i.e., an aggregate amount of $17.9 million (such payment having been recorded as other income for the year ended December 31, 2010 as this revenue is not subject to any further obligation or performance by the Company nor is it dependent upon any approval).

Under the terms of the Hess Investment Agreement, TEF is entitled to invoice Hess for all personal general and administrative costs associated with its activities as operator of the Permits and such amounts are recorded as “Other operating income”.

	For The Year Ended December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands, except per share amounts)
Operating Results:
Revenues	$40,764	$19,236	$34,150	$25,907	$27,294
Operating costs and expenses	(33,496)	(35,415)	(32,586)	(29,473)	(20,552)
Operating income (loss)	7,268	(16,179)	1,564	(3,566)	6,742
Other income (expense)	(9,888)	397	(3,082)	(2,384)	3,373
Income (loss) from continuing operations,
before income tax	(2,620)	(15,782)	(1,518)	(5,950)	10,115
Income tax benefit (provision)	(6,130)	450	(5,502)	1,402	(3,236)
Income (loss) from continuing operations,
net of tax	(8,750)	(15,332)	(7,020)	(4,548)	6,879
Income (loss) from
discontinued operations, net of
tax	(740)	(10,080)	(101,585)	(69,873)	(4,301)
Dividends on preferred shares	-	—	—	(162)	(162)
Income (loss) available to
common shares	$(9,490)	$(25,412)	$(108,605)	$(74,583)	$2,416
Basic income (loss) available to
common shares per share	$(0.35)	$(1.24)	$(5.48)	$(4.07)	$0.16
Diluted income (loss) available
to common shares per share	$(0.35)	$(1.24)	$(5.48)	$(4.07)	$0.15
Weighted average shares
outstanding
Basic	25,153	20,564	19,831	18,358	15,527
Diluted	25,165	20,564	19,831	18,358	15,884
Balance Sheet Data:
Working capital	$9,326	$(30,193)	$73,286	$203,591	$188,029
Oil and natural gas properties,
net	65,778	74,621	72,753	80,983	71,663
Oil and natural gas properties held for sale,
net	—	—	91,959	190,968	179,352
Total assets	100,299	97,155	207,156	323,111	317,204
Debt, including current portion	34,394	54,616	110,275	116,250	112,800
Stockholders' equity	24,068	6,137	52,560	163,825	147,151
Cash Flow Data:
Net cash provided by (used in)
operating activities	$10,535	$(7,345)	$16,766	$(12,434)	$122
Capital expenditures for oil and
natural gas property and
equipment, including
acquisitions	1,503	3,386	(770)	3,824	5,883
Capital expenditures for oil and
natural gas property and
equipment held for sale	—	4,528	11,472	86,820	99,282

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

We currently operate solely in the Paris Basin, which covers approximately 170,000 km2 of northeastern France, centered 50 to 100 km east and south of Paris. At December 31, 2010 we held interests in approximately 997,000 gross exploration acres (awarded and pending publication). According to Gaffney, Cline & Associates Ltd, an independent petroleum and geological engineering firm, or Gaffney Cline, as of December 31, 2010, our proved reserves were 5.5 Mbbls, our proved plus probable reserves were 9.1 MBbls and our proved plus probable plus possible reserves were 13.9 Mbbls. Our production for 2010 averaged approximately 885 bbl/d from two conventional oilfield areas in the Paris Basin — the Neocomian Complex and Charmottes fields. As of December 31, 2010, production from these oil fields represented a majority of our total revenue and substantially all of our sales and other operating revenue. We intend to maintain production from these mature assets using suitable enhanced oil recovery techniques. In addition to this production base, we have identified several additional conventional exploration targets, including the La Garenne field, which is the first of these targets, and for which we intend to formulate a development plan.

We are also currently focused on exploiting our shale oil acreage in the Paris Basin by executing with our strategic partner, Hess, a proof of concept program by drilling, completing and testing pilot wells.

Recent Developments

Dual Listing

On December 17, 2010, our common stock began trading on the Professional Segment of NYSE Euronext Paris (“Euronext”) under the trading symbol “TOR”. Our dual listing does not change our capital structure, share count or current NASDAQ listing and is intended to create additional liquidity for investors as well as provide greater access to our shares, which are denominated in Euros on Euronext, in Euro-zone markets and currencies.

Repurchase and Redemption of 5.00% Convertible Senior Notes

On October 1, 2010, we repurchased approximately $32.3 million aggregate principal amount of our 5.00% Convertible Senior Notes pursuant to the holders’ option, and, on November 24, 2010, redeemed the remaining $0.1 million aggregate principal amount outstanding.  See “Liquidity-5.00%  Convertible Senior Notes Due October 1, 2025.”  Following such repurchase and redemption, our outstanding long-term debt consists of approximately $31.6 million aggregate principal amount of our 8.00%/7.00% Convertible Senior Notes recorded at a fair value of $34.4 million.

Proof of Concept Program

On October 12, 2010, TEF and Hess received approval from the French government for its first four well permit applications, as well as the necessary environmental permits. On November 20, 2010, Hess executed an agreement for the provision of drilling and related services for the initial six firm wells targeting the Liassic shale oil source rock system. The first of the four wells, which will be located on the Chateau Thierry Permit, is expected to be drilled vertically to a total depth of 3,000 meters. The primary geologic target of the well is the Liassic section, the top of which is expected to be encountered at an approximate depth of 2,300 meters. Conventional cores are expected to be taken throughout the Liassic section to evaluate reservoir and rock properties.

On February 4, 2011, France’s Ministry of Environment and Ministry of Energy announced its intention to conduct a study on the economic, social and environmental stakes relating to the development of shale gas and shale oil in France (the “France Shale Study”). On February 10, 2011, Toreador and Hess met with representatives of the Ministry of Environment and the Ministry of Energy to discuss the impact the France Shale Study might have on its unconventional oil exploration, particularly the proof of concept program.  Following such discussion, Toreador concluded that they will voluntarily delay such drilling pending the results of the France Shale Study and any interim or subsequent political developments.  In the interim, Toreador intends to cooperate with the French government in conducting the France Shale Study, including by providing scientific data and practical experiences regarding oil development, hosting delegations to observe oil operations in the Paris Basin and initiating baseline environmental studies with third-party environmental experts that would be available to the French government.

On March 2, 2011 an additional study on the impact of shale gas and shale oil was launched by the French National Assembly (the “National Assembly Study”), the conclusions of which are expected to be published in June 2011 (at the same time as the final report relating to the France Shale Study).  On March 11, 2011, the Prime Minister of France announced that the moratorium on unconventional exploration has been extended to exploration permits and works authorizations until mid-June 2011 (originally mid-April), i.e. when the conclusions of the studies on the environmental impact of drilling techniques will have been rendered. The Company does not currently know the impact of such decision on its proof of concept program. The Company is currently evaluating its drilling program in light of these developments and will continue to monitor further developments and adjust its plans as necessary.

Concessions Renewal

The decrees relating to the renewal of the Châteaurenard concession and of the Saint-Firmin-des-Bois concession, which together account for 93% of our existing reserves, received final French government approvals on February 1, 2011, and were published in the Journal Officiel of the French Republic on February 3, 2011. The renewals extend the expiry date of both concessions to January 1, 2036.

Financial Summary

For the twelve months ended December 31, 2010:

●	Revenue and other operating income from continuing operations were $40.8 million.

●	Operating costs from continuing operations were $33.5 million.

●	Loss from discontinued operations, net of income taxes, was $0.7 million.

●	Net loss available to common shares was $9.5 million.

●	Production was 323 MBOE.

At December 31, 2010, we had:

●	Cash and cash equivalents of $21.6 million.

●	A current ratio (current assets/current liabilities) of 1.47 to 1.

●	A debt to equity ratio of 3.17 to 1.

Following the repurchase of $32,256,000 aggregate principal amount of the 5.00% Convertible Senior Notes on October 1, 2010 and the redemption of the remaining $129,000 principal amount outstanding of the 5.00% Convertible Senior Notes on November 24, 2010, our long-term debt currently consists solely of the 8.00%/7.00% Convertible Senior Notes in an aggregate principal nominal amount of $31,631,000 recorded at a fair value of $34,394,000.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2 - Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. We have identified below policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates on a periodic basis and base our estimates on experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

As of December 31, 2010, we had $0.2 million of costs associated with exploratory costs that had been capitalized for a period of one year or less.

As of December 31, 2010, we had $2.9 million of costs associated with exploratory costs that have been capitalized for a period of greater than one year.

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

For the year ended December 31, 2010, notwithstanding the 2010 total production of approximately 323,000 Bbl, our proved and probable reserves remain essentially flat for the twelve months ended December 31, 2010 as compared to the twelve months ended December 31, 2009. This stability can be correlated to a better long-term performance of our main producing asset, the Neocomian Complex, and a higher oil price; our reserves at December 31, 2010 were priced at $79.35 per Bbl, as compared to $56.99 at December 31, 2009.

Impairment of Oil Properties

We review our proved oil properties for impairment on an annual basis or whenever events and circumstances indicate a potential decline in the recoverability of their carrying value. We estimate the expected future cash flows from our proved oil properties and compare these future cash flows to the carrying value of the oil properties to determine if the carrying value is recoverable. If the carrying value exceeds the estimated undiscounted future cash flows, we will adjust the carrying value of the oil properties to its fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Given the complexities associated with oil reserves estimate and the history of price volatility in the oil market, events may arise that will require us to record an impairment of our oil properties and there can be no assurance that such impairments will not be required in the future nor that they will not be material.

We recorded no impairment for continuing operations in the twelve months ended December 31, 2010, 2009, 2008.

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

Bad debt allowance

An allowance for doubtful accounts is calculated on a customer by customer basis per management's review of the collectability

New Accounting Pronouncements

On December 31, 2008 the SEC issued the final rule, "Modernization of Oil and Gas Reporting" (the "Final Reporting Rule"). The Final Reporting Rule adopts revisions to the SEC's oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology. Revised requirements in the Final Reporting Rule include, but are not limited to:

●	Oil and gas reserves must be reported using the un-weighted arithmetic average of the first day of the month price for each month within a 12 month period, rather than year-end prices;
●	Companies will be allowed to report, on an optional basis, probable and possible reserves;
●	Non-traditional reserves, such as oil and gas extracted from coal and shales, will be included in the definition of "oil and gas producing activities;"
●
Companies will be permitted to use new technologies to determine proved reserves, as long as those technologies have been demonstrated empirically to lead to reliable conclusions with respect to reserve volumes;

●
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

●
Companies will be required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing reserves estimate.

We have adopted the disclosure requirements beginning with the year ended December 31, 2009.

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance that clarifies and requires new disclosures about fair value measurements. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy, were adopted by the Company in the first quarter of 2010. The new guidance also requires that purchases, sales, issuances, and settlements be presented gross in the Level 3 reconciliation and that requirement is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years, with early adoption permitted. Adoption of the guidance which only amends the disclosures requirements did not have significant impact on our financial statements.

In February 2010, the FASB issued 2010-09, Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-09"). ASU 2010-09 amends Accounting Standards Codification (“ASC”) 855, Subsequent Events, by removing the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. Management's responsibility to evaluate subsequent events through the date of issuance remains unchanged. The Company adopted amendments to the codification resulting from ASU 2010-09 on February 24, 2010. As ASU 2010-09 relates specifically to disclosures, the adoption of this standard had no impact on our consolidated financial condition, results of operations or cash flows.

On July 21, 2010, the FASB issued ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ("ASU 2010-20"). ASU 2010-20 amends existing disclosure guidance to require entities to provide extensive new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses. ASU 2010-20 is effective for fiscal and interim periods beginning after December 15, 2010. The adoption of this standard had no impact on our disclosure requirements.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This eliminates an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. ASU 2010-28 is effective for fiscal and interim periods beginning after December 15, 2010. The Company does not believe that the adoption of this standard will have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not believe that the adoption of this standard will have a material impact on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with “Note 7 - Long Term Debt” in the Notes to the Consolidated Financial Statements included in this filing.

Liquidity

The Company's liquidity depends on cash flow from operations and existing cash resources.  As of December 31, 2010, we had cash and cash equivalents of $21.6 million, a current ratio of approximately 1.47 to 1 and a debt to equity ratio of 3.17 to 1. For the twelve months ended December 31, 2010, we had an operating income of $7.3 million.  We had sales and operating revenue of $40.8 million.  We had no other capital expenditures apart from technical studies of La Garenne for $218,000. The Company does not currently have a credit facility and intends to rely on its cash balance to meet its immediate cash requirements.

Our cash flow from operations is highly dependent upon the prices received from our oil production, which are dependent on numerous factors beyond our control.  Accordingly, significant changes to oil prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.  Oil prices have been very volatile over the fiscal year of 2010, and we expect, will continue to be, volatile in the fiscal year 2011.  In order to reduce our exposure to crude oil price fluctuations, on November 2, 2010, we have entered into a collar contract for approximately 15,208 Bbls per month for the months of January 2011 through December 2011 for which the floor price is $78.00 per Bbl, and the ceiling price is $91.00 per Bbl.  See “Note 13 – Derivatives” for further information.

On February 1, 2010, we consummated an exchange transaction (the "Convertible Notes Exchange"). In the Convertible Notes Exchange, in exchange for (a) $22,231,000 principal amount of our outstanding 5.00% Convertible Senior Notes (the "Old Notes") and (b) $9.4 million cash, we issued $31,631,000 aggregate principal amount of our 8.00%/7.00% Convertible Senior Notes due 2025 (the "New Convertible Senior Notes") and paid accrued and unpaid interest on the Old Notes.

On February 12, 2010, we completed a registered underwritten public offering of 3,450,000 shares of common stock, including 450,000 shares of common stock acquired by the underwriters from us to cover over-allotment options. The net proceeds to Toreador from the offering were approximately $26.8 million, after deducting underwriting discounts, commissions and estimated offering expenses. We used the net proceeds, together with cash on hand, to satisfy payment obligations arising from the holders' exercise of their right on October 1, 2010 to require the Company to repurchase its 5.00% Convertible Senior Notes. Following the repurchase of $32,256,000 aggregate principal amount of the 5.00% Convertible Senior Notes on October 1, 2010 and the redemption of the remaining $129,000 principal amount outstanding of the 5.00% Convertible Senior Notes on November 24, 2010, our long-term debt currently consists solely of the 8.00%/7.00% Convertible Senior Notes.

We currently have no mandatory capital expenditures in 2011; however, we intend to formulate a development plan for the La Garenne field. In addition, under French law, each of our exploration permits and exploitation concessions require that we commit to expenditures of a certain amount over the period of the applicable permit or concession. Though we consider these amounts discretionary, such expenditures would be required to renew such permits.

We believe we will have sufficient cash flow from operations and cash on hand to meet all of our 2011 obligations.

5.00% CONVERTIBLE SENIOR NOTES DUE OCTOBER 1, 2025

On September 27, 2005, we issued $75 million of Convertible Senior Notes due October 1, 2025 (the "5.00% Convertible Senior Notes") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). The Company also granted the initial purchasers the option to purchase an additional $11.25 million aggregate principal amount of 5.00% Convertible Senior Notes to cover over-allotments. The over-allotment option was exercised on September 30, 2005. The total principal amount of 5.00% Convertible Senior Notes issued was $86.25 million and total net proceeds were approximately $82.2 million. We incurred approximately $4.1 million of costs associated with the issuance of the 5.00% Convertible Senior Notes; these costs have been recorded in other assets on the balance sheet and have been amortized to interest expense over the term of the 5.00% Convertible Senior Notes (i.e., from issuance to the earliest date on which holders may require the Company to repurchase all or a portion of their 5.00% Convertible Notes, in this case October 1, 2010).

The net proceeds were used for general corporate purposes, including funding a portion of the Company's 2005 and 2006 exploration and development activities.

The 5.00% Convertible Senior Notes bore interest at a rate of 5.00% per annum.

During 2008, the Company repurchased $6 million, face value, of the 5.00% Convertible Senior Notes on the open market for $5.3 million. In 2009, the Company repurchased $25.7 million face value of the 5.00% Convertible Senior Notes on the open market for $21.3 million, resulting in a gain on the early extinguishment of debt of $3.4 million after writing off deferred loan costs of approximately $1 million.  On February 1, 2010, Toreador consummated an exchange transaction (the "Convertible Notes Exchange"). In the Convertible Notes Exchange, in exchange for (a) $22,231,000 principal amount of our outstanding 5.00% Convertible Senior Notes (the “Old Notes”) and (b) $9.4 million cash, we issued $31,631,000 aggregate principal amount of our 8.00%/7.00% Convertible Senior Notes (the New Convertible Senior Notes) and paid accrued and unpaid interest on the Old Notes.

As the debt instruments exchanged in the Convertible Notes Exchange have substantially different terms, the Company recognized the exchange of the 5.00% Convertible Senior Notes as extinguishment of debt. As a result, for the twelve months ended December 31, 2010, the Company recognized a loss of $4.3 million including write off of loan original fee of $822,000 for the debt extinguishment. The New Convertible Senior Notes are recorded at a fair value of $35,065,000 on the date of exchange. The accretion expense on the Convertible Notes Exchange, which was determined using fair market value of the New Convertible Senior Notes, will be amortized to income over their term. The accretion impact (positive) of $593,417 was recorded for the twelve months ended December 31, 2010.

 Following the repurchase of $32,256,000 aggregate principal amount of the 5.00% Convertible Senior Notes on October 1, 2010 and the redemption of the remaining $129,000 principal amount outstanding of the 5.00% Convertible Senior Notes on November 24, 2010, our long-term debt currently solely consists of the 8.00/7.00% Convertible Senior Notes in $31.6 million principal aggregate amount.

8.00%/7.00% CONVERTIBLE SENIOR NOTES DUE OCTOBER 1, 2025

On February 1, 2010, Toreador consummated the Convertible Notes Exchange. In the Convertible Notes Exchange, in exchange for (a) the Old Notes and (b) $9.4 million cash, we issued $31,631,000 aggregate principal amount of the New Convertible Senior Notes and paid accrued and unpaid interest on the Old Notes. We incurred approximately $1.9 million of costs associated with the issuance of the New Convertible Senior Notes; these costs have been recorded in other assets on the balance sheets and are being amortized to interest expense over the term of the New Convertible Senior Notes (i.e from issuance to the earliest date on which holders may require the Company to repurchase all or a portion of their New Convertible Senior Notes, in this case October 1, 2013).

The New Convertible Senior Notes are senior unsecured obligations of the Company, ranking equal in right of payment with future unsubordinated indebtedness. The New Convertible Senior Notes will mature on October 1, 2025 and paid annual cash interest at 8.00% from February 1, 2010 until January 31, 2011 and at 7.00% per annum thereafter. Interest on the New Convertible Senior Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2010.

The New Convertible Senior Notes were convertible prior to February 1, 2011 only if an event of default occurred and was continuing under the terms of the indenture, upon a change of control (as defined in the indenture) and to the extent the Company elected to redeem the New Convertible Senior Notes in a Provisional Redemption (as defined below). The New Convertible Senior Notes are convertible at any time on or after February 1, 2011 and before the close of business on October 1, 2025.

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

Pursuant to the indenture, the Company and its subsidiaries may not incur debt other than Permitted Indebtedness. "Permitted Indebtedness" includes (i) the New Convertible Senior Notes; (ii) indebtedness incurred by the Company or its subsidiaries not to exceed the sum of (i) the product of (x) $7.00 and (y) the number of barrels of proved plus probable reserves and (ii) cash equivalents less the aggregate principal amount of the New Convertible Senior Notes outstanding less the aggregate principal amount of the 5.00% Convertible Senior Notes less any Refinancing Debt; (iv) indebtedness that is nonrecourse to the Company or any of its subsidiaries used to finance projects or acquisitions, joint ventures or partnerships, including acquired indebtedness ("Nonrecourse Debt"); and (iv) certain other customary categories of permitted debt. In addition, the Company may not permit its total consolidated net debt as of any date to exceed the product of (x) $7.00 and (y) the number of barrels of proved plus probable reserves other than for Nonrecourse Debt. The proved plus probable reserves underlying any Nonrecourse Debt for which debt has been incurred as permitted debt pursuant to clause (iii) above will be excluded from the proved plus probable reserves calculation for the purposes of the above debt covenants.

CHANGE IN AMORTIZATION OF ISSUE PREMIUM AND DEBT ISSUANCE COSTS

The Company reviews the estimated lives of its assets and liabilities and related amortization period on an ongoing basis. This review indicated in 2010 that the estimated amortization period of the Company’s issue premium and debt issuance costs were deemed to be shorter than the previously assigned amortization period. As a result, effective July 1, 2010, the Company changed its estimates for the amortization period of its issue premium and debt issuance costs to reflect the first put option date of the related callable debt. This change in estimate resulted from a change in the pattern of recognition of those expenses resulting from the repurchase option for the 5.00% Convertible Senior Notes on October 1, 2010.

Based on this early redemption, the Company has decided that for a debt instrument that is puttable by the holder prior to the debt’s stated maturity date, it is preferable to amortize the related issuance costs and purchase premium over a period no longer than through the first put option date. For the same reason, the Company has elected to amortize under the effective interest rate method (“EIR”) the cost associated with the New Convertible Senior Notes. The issue premium on the Convertible Notes Exchange and the costs associated with the issuance of its convertible senior notes will now be amortized over the term of the first puttable dates of these callable debts. In all prior periods, the issue premium and the debt issuance costs were amortized over the terms of the debt issuance (i.e., October 1, 2025 for both the 5.00% Convertible Senior Notes and the New Convertible Senior Notes). The effect of this change in estimate was to increase the interest expense by $1,153,805, increase the accretion impact (positive) by $190,194 (or increase net loss for $963,611 and decrease basic and diluted earnings per share by $0.04 for the twelve months ended December 31, 2010). The unamortized debt issuance costs included in other assets amounted to $1.6 million and $2.0 million as of December 31, 2010 and 2009, respectively.

Dividends

Dividends on our common stock may be declared and paid out of funds legally available when and as determined by our Board of Directors. Our policy is to hold and invest corporate funds on a conservative basis, and, thus, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Contractual Obligations

The following table sets forth our contractual obligations in thousands at December 31, 2010 for the periods shown:

	Total	Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Long-term debt	$34,394	$-	$34,394	$-	$-
Asset retirement
obligation	6,866	-	253	2,118	4,495
Lease commitments	3,045	707	1,628	710	-
Total contractual
obligations	$44,305	$707	$36,275	$2,828	$4,495

Contractual obligations for long-term debt above does not include amounts for interest payments.

Results of Operations

Comparison of Years Ended December 31, 2010 and 2009

Results of Continuing Operations

        In 2009, the Company disposed of its interest in Turkey, Hungary and Romania. The results of operations for these operations were reclassified as discontinued operations for all periods presented and are discussed separately under the heading "Results of discontinued operations".
	For The Year Ended December 31,
	2010	2009		2010	2009
Production:			Average Price:
Oil (Mbbl):			Oil ($/Bbl):
France	$323	$328	France	$76.67	$57.17

Revenue and other operating income

Sales and other operating revenue

Sales and other operating revenue for the twelve months ended December 31, 2010 were $24 million, as compared to sales and other operating revenue of $19.2 million for the comparable period in 2009. This increase is primarily due to the global increase in oil prices. The increase in the average realized price for oil from $57.17 in 2009 to $76.67 in 2010 resulted in an increase of revenue of $6.3 million. Production remained relatively stable, decreasing from 328 MBbl in 2009 to 323 MBbl in 2010.

The above table compares both volumes and prices received for oil for the twelve months ended December 31, 2010 and 2009. Oil prices are and probably will continue to be extremely volatile and a significant change would have a material impact on our revenue.

Other operating income

Other operating income for the twelve months ended December 31, 2010 was $16.8 million as compared to zero for the comparable period in 2009, which represented (i) the $15 million upfront payment received from Hess on June 10, 2010 under the Hess Investment Agreement and (ii) $1,769,697 invoiced to Hess under the terms of the Hess Investment Agreement for all personal general and administrative costs associated with its activities as operator of the exploration permits in the Paris Basin.

Costs and expenses

Lease operating

Lease operating expense was $11.6 million, or $35.90 per BOE produced, for the twelve months ended December 31, 2010, as compared to $8.4 million, or $25.60 per BOE produced, for the comparable period in 2009.

This increase is mainly due to the classification of certain costs associated with particular properties as lease operating expenses in 2010 including (i) $1,090,000 relating to certain taxes associated with oil production and (ii) approximately $7 million relating to costs associated with production sites and additional Paris headquarter expenses (which in the year ended December 31, 2009 were classified as general and administrative expenses, but  following the strategic partnership with Hess are now mainly incurred in connection with our existing oil production and conventional reservoirs development and therefore have been classified as lease operating expenses). Lease operating expense for the twelve months ended December 31, 2010 also includes inventory turnover variation for an amount of $142,000.

Exploration expense

        Exploration expense for the twelve months ended December 31, 2010 was $2.0 million, as compared to $138,000 for the comparable period in 2009. This increase is due primarily to expenses associated with geological and technical studies the Company conducted and commissioned in connection with the the shale oil development project.

Depreciation, depletion and amortization

For the twelve months ended December 31, 2010, depreciation, depletion and amortization expense was $4.4 million, or $13.59 per BOE produced, as compared to $5.3 million, or $17.57 per BOE produced for the twelve months ended December 31, 2009. This decrease is primarily due to the higher  proved reserves assigned to our French assets at December 31, 2009 due to increased oil prices (as depreciation, depletion and amortization is calculated for the first three quarters of the year based on the reserves assigned to our French assets at the end of the preceding year).

Accretion on discounted assets and liabilities

Accretion expense for the twelve months ended December 31, 2010 was $89,000 (positive) as compared to $507,000 for the twelve months ended December 31, 2009.  The accretion expense for the twelve months ended December 31, 2010 is composed of $ 504,000 as asset retirement obligation expense and $ 593,000 of accretion impact (positive) related to the fair value of the New Convertible Senior Notes.

Impairment of oil and natural gas properties

       We had no impairment charged in 2010 or 2009 for continuing operations.

General and administrative

General and administrative expense (including stock compensation) was $15.2 million for the twelve months ended December 31, 2010, as compared to $20.4 million for the comparable period of 2009.

Excluding stock compensation, general and administrative expense was $11.9 million for the twelve months ended December 31, 2010, compared with $16.8 million for the comparable period of 2009. This decrease is primarily due to certain exceptional costs incurred in 2009, such as $1.5 million incurred due to resignation of former officers, $545,000 for legal and consulting costs associated with subsidiary sales and approximately $4 million of costs associated with the Dallas office/relocation of headquarters, which was partially offset by costs incurred in 2010 in connection with the Company’s processes to identify a strategic partner and achieve its dual listing.

Stock compensation expense

Stock compensation expense was $ 3.2 million for the twelve months ended December 31, 2010 in connection with the grant of 287,750 of the Company’s shares at a weighted average price of $10.32 per share, compared with $ 3.6 million for the comparable period of 2009 in connection with the grant of 1,304,387 of the Company’s shares at a weighted average price of $6.40 per share.

(Loss) Gain on oil derivative contracts

Loss on oil derivative contracts was $0.4  million for the year ended December 31, 2010, as compared to a loss of $ 0.9 million for 2009.

        The realized loss in 2010 represents the recognized gain (on the 2010 hedging contract) and the unrealized loss (on the 2011 hedging contract) as shown in the table below on the commodity derivative contracts with Vitol S.A. Presented in the table below is a summary of the contracts entered into:

Type	Period	Barrels	Floor	Ceiling	Gain
Collar	January 1 — December 31, 2010	182,500	$68	$81	$886

Type	Period	Barrels	Floor	Ceiling	(Loss)
Collar	January 1 — December 31, 2011	182,500	$78	$91	$(1,330)

Foreign currency exchange gain (loss)
        We recorded a loss on foreign currency exchange of $0.9 million for the year ended December 31, 2010 as compared with a gain of $0.2 million for the comparable period of 2009. This decrease is mainly due to the fact that Toreador Energy France booked a loss on foreign currency exchange in its statutory accounts in Euro over the year ended December 31, 2010 due to the receipt on June 10, 2010 of the $15 million upfront payment from Hess under the Hess Investment Agreement combined with the weakening of the U.S. dollar compared to the Euro over the same period (this loss having been recorded in the financial statements of the Company for the year ended December 31, 2010 in accordance with FAS 52 “Foreign Currency Translation”).

Gain (Loss) on the early extinguishment of debt

As the debt instruments exchanged in the Convertible Notes Exchange have substantially different terms, the Company recognized the exchange of the 5.00% Convertible Senior Notes as extinguishment of debt. As a result, for the twelve months ended December 31, 2010, the Company recognized a loss of $4.3 million including write off of loan original fee of $822,000 for the debt extinguishment. For the year ended December 31, 2009, we repurchased $25.7 million principal amount of the Notes on the open market and through privately negotiated transactions for $21.3 million plus accrued interest and prepaid loan fees resulting in a gain of $3.3 million on the early extinguishment of debt.

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

Interest expense, net of interest capitalization

Interest expense was $4.8 million for the year ended December 31, 2010, as compared to $3.4 million for the comparable period of 2009. The increase is mainly due to the additional interest payments relating to the New Convertible Senior Notes issued in February 2010, which was offset by decreased interest payments relating to the 5.00% Convertible Senior Notes, of which $22.2 million of the aggregate principal amount outstanding were exchanged for a portion of the New Convertible Senior Notes in the Convertible Notes Exchange.  Interest expense for the New Convertible Senior Notes was $2,242,000 for the twelve months ended December 31, 2010 as compared to zero for the twelve months ended December 31, 2009.  Interest expense for the 5.00% Convertible Senior Notes was $1,308,000 for the twelve months ended December 31, 2010 as compared to $3,346,000 for the twelve months ended December 31, 2009.  Amortization of loan fees of $1,524,969 was recorded for the twelve months ended December 31, 2010 compared to $158,000 for the twelve months ended December 31, 2009, due to the change in estimate of the lives of the issue premium and debt issuance costs associated to 5.00% Convertible Senior Notes and to the 8.00%/7.00% New Convertible Senior Notes (See Note 7 – “Change in depreciable lives of issue premium and debt issuance costs”).

Income tax (benefit) provision

        For the year ended December 31, 2010 we reported an income tax provision of $6.1 million compared to a benefit of $0.5 million for the same period of 2009. The increase in income tax is primarily due to a higher French taxable income as a result of higher oil prices and the initial payment made by Hess under the Hess Investment Agreement.

Other comprehensive income (loss)

        The most significant element of comprehensive income, other than net income, is foreign currency translation. As of December 31, 2010, we had accumulated an unrealized loss of $2.5 million. For the year ended December 31, 2009, we had an unrealized gain of $4.6 million.

        The functional currency of our operations in France is the Euro, and the exchange rate used to translate the financial position of the French operations at December 31, 2010 and 2009 is shown below:

	December 31,
	2010	2009
US Dollars	€0.7484	€0.6942

Results of Discontinued Operations

We had no sales and other operating revenue from discontinued operations for the twelve months  ended December 31, 2010 due to the sale of all our discontinued operations in 2009.  For the twelve months  ended December 31, 2010, we recorded $1,034,000 as general and administrative expense associated with the payment of $657,000 made to Scowcroft under the Settlement Agreement on April 30, 2010 and associated legal costs, $254,354 for legal costs associated to the Netherby dispute and Overriding Interest payment, and $104,000 of additional tax associated with Toreador Hungary Limited activities in 2009. We thus recorded a loss of $739,000 from discontinued operations for the twelve months  ended December 31, 2010.

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

On September 30, 2009, the Company entered into a Share Purchase Agreement (the "Share Purchase Agreement") with Tiway Oil BV, a company organized under the laws of the Netherlands ("Tiway"), and Tiway Oil AS, a company organized under the laws of Norway, pursuant to which the Company agreed to sell 100% of the outstanding shares of Toreador Turkey Ltd. to Tiway for total consideration consisting of: (1) a cash payment of $10.5 million to be paid at closing, (2) exploration success payments dependent upon certain future commercial discoveries as provided in the Share Purchase Agreement, up to a maximum aggregate consideration of $40 million, and (3) future quarterly 10% pre-tax net profit interest payments if a field goes into production that was discovered by an exploration well drilled within four years of closing on certain of the licenses then still held by Tiway. The sale of Toreador Turkey Ltd. was completed on October 7, 2009 and resulted in a gain of $1.8 million for the twelve months ending December 31, 2009.

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

The results of operations of assets in Romania, Turkey and Hungary have been presented as discontinued operations in the accompanying consolidated statement of operations (see “Note15 – Discontinued Operations”).  Results for these assets reported as discontinued operations were as follows:

	For The Year Ended December 31,
	2010	2009
	(In thousands)
Revenues:
Oil and natural gas sales	$107	$4,545
Costs and expenses:
Lease operating	-	886
Exploration expense	-	868
Impairment of oil and natural gas properties	-	10,725
Depreciation, depletion and amortization	-	157
Dry hole costs	-	1,318
General and administrative	1,070	3,424
(Gain) loss on sale of properties	-	(3,583)

Total costs and expenses	1,070	13,795

Operating loss	(963)	(9,250)
Other income (expense):
Loss on early extinguishment of debt	-	(4,881)
Foreign currency exchange	258	3,822
Interest and other income	66	414
Interest and other expense	-	(185)

Loss before taxes	(639)	(10,080)
Income tax provision	(101)	-

Loss from discontinued operations	$(740)	$(10,080)

	For The Year Ended December 31,
	2010	2009		2010	2009
Production:			Average Price:
Oil (Mbbl):			Oil ($/Bbl):
Turkey	—	39	Turkey	—	49.78
Romania	—	—	Romania	—	—

Total	—	39	Total average oil price	—	49.78

Gas (MMcf):			Gas ($/Mcf):
Turkey	—	301	Turkey	—	8.64
Romania	—	—	Romania	—	—

Total	—	301	Total average gas price	—	8.64

MBOE:			$/ BOE:
Turkey	—	89	Turkey	—	50.94
Romania	—	—	Romania	—	—

Total	—	89	Total average price per BOE	—	50.94

Revenue and other operating income

 Sales and other operating revenue

        Sales and other operating revenue for the twelve months ended December 31, 2010 were $71,000 resulting from Romania royalty interest (Fauresti) as compared to $4.5 million for the comparable period in 2009. This decrease is due to the sale all of our discontinued assets in 2009.

Total costs and expenses

Lease operating

        Lease operating expense was zero for the twelve months ended December 31, 2010, as compared to $886,000, for the comparable period in 2009. This decrease is due to the sale of all our discontinued assets in 2009.

Exploration expense

        Exploration expense for the twelve months ended December 31, 2010 was $0 as compared to $868,000  for the comparable period in 2009. This decrease is primarily due to the sale of our 26.75% interest in the SASB to Petrol Ofisi in March 2010, followed by the sale of Toreador Turkey to Tiway in October 2009 and the disposal of our Romanian operations in January 2009.

Dry hole and abandonment

Dry hole and abandonment cost for the twelve months ended December 31, 2010 was zero as compared to $1.3 million in 2009. In 2009 we drilled the Durusu#1, in offshore Turkey, which was a dry hole.

Depreciation depletion and amortization

        For the twelve months ended December 31, 2010, depreciation, depletion and amortization expense was zero as compared to $157,000 for the twelve months ended December 31, 2009. This decrease is due to the sale of all our discontinued assets in 2009.

Impairment of oil and natural gas properties and intangible assets

Impairment charged in 2010 was zero as compared to $10.7 million in 2009. The 2009 impairment was a result of 1) the Company's decision not to proceed with the Kiha pipeline in Hungary for $5.4 million and 2) the decline in the fair market value of the South Akcakoca Sub-basin assets in Turkey for $5.3 million.

        For further information, see “Note 15 – Discontinued Operations”

General and administrative

For the twelve months ended December 31, 2010, we recorded $943,000 as general and administrative expense compared to $3.4 million for the same period last year. These expenses were associated with the payment made to Scowcroft under the Settlement Agreement on April 30, 2010 and associated legal costs, $182,000 for legal costs associated to the Netherby dispute and Overriding Interest payment, and $104,000 of additional tax associated with Toreador Hungary Limited activities in 2009.

Gain/loss on sale of assets

        For the year ended December 31, 2010, we did not have a sale of assets as compared with a gain of $3.6 million for the comparable period of 2009. The table below shows the gain/(loss) by country:

	For The Year Ended December 31,
	2010	2009
	(In thousands)
Turkey	$—	$1,811
Romania	—	5,846
Hungary	—	(4,074)
United States	—	—

Gain (loss) on sale of assets	$—	$3,583

        The gains are primarily attributable to the reclassification of Accumulated Other Comprehensive Income, recorded on the balance sheet, to gain/(loss) on sale.

Loss on early extinguishment of debt

        We did not record any loss for early extinguishment of debt for for the year ended December 31, 2010 compared to a loss on the early extinguishment of debt of $4.9 million for the same period in 2009, which was due to early repayment of the International Finance Corporation revolving credit facility with the proceeds of the Petrol Ofisi sale for an outstanding balance of $36.4 million (including $5.9 million of additional compensation and $500,000 for accrued interest and fees).

Foreign currency exchange

        We did not record a gain on foreign currency exchange for for the year ended December 31, 2010 as compared with a $3.8 million gain for the comparable period of 2009. This decrease is due to the sale of all of our discontinued assets in 2009.

Interest and other income

Interest and other income was $66,000 for the year ended December 31, 2010 as compared with $414,000 in the comparable period of 2009. This decrease is due to the sale of all our discontinued assets in 2009.

Interest expense, net of interest capitalization

        Interest expense was zero for the year ended December 31, 2010, as compared to $185,000 for the comparable period of 2009. This decrease is due to the sale all of our discontinued assets over 2009.

Comparison of Years Ended December 31, 2009 and 2008
Results of Continuing Operations

	For the Years Ended December 31,
	2009	2008		2009	2008
Production:			Average Price:
Oil (Mbbl):			Oil ($/Bbl):
France	328	365	France	$57.17	$93.32

Revenue and other operating income

Sales and other operating revenue

Sales and other operating revenue for the twelve months ended December 31, 2009 were $19.2 million, as compared to $34.2 million for the comparable period in 2008. This decrease is primarily due to the global decrease in oil prices and decreased production in 2009, as compared to the prior year. The decline in production of 37 mbbl is primarily a result of wells being shut in for workovers and of natural decline.  The decrease in the average realized price for oil from $93.32 in 2008 to $57.17 in 2009 resulted in a decrease of revenue of $11.9 million, and the decline in production resulted in a decrease of revenue of $3.5 million.

The above table compares both volumes and prices received for oil for the twelve months ended December 31, 2009 and 2008. Oil prices are and probably will continue to be extremely volatile and a significant change will have a material impact on our revenue.

Costs and expenses

Lease operating

Lease operating expense was $8.4 million, or $25.60 per BOE produced for the twelve months ended December 31, 2009, as compared to $9.3 million, or $25.37 per BOE produced for the comparable period in 2008. This decrease is primarily due to the decrease in production.

Exploration expense

Exploration expense for the twelve months ended December 31, 2009 was $138,000, as compared to $1.2 million for the comparable period in 2008.  The decrease is due to the elimination of the exploration staff in the Dallas office due to the relocation of our headquarters to Paris, France.

Depreciation, depletion and amortization

For the twelve months ended December 31, 2009, depreciation, depletion and amortization expense was $5.8 million, or $17.57 per BOE produced, as compared to $5 million, or $13.70 per BOE produced for the twelve months ended December 31, 2008. This increase is primarily due to the lower proved reserves assigned to our French assets at December 31, 2008 due to depressed oil prices and was partially offset by the decline in oil production of 37MBbl and increased reserves at December 31, 2009.

Impairment of oil and natural gas properties

Impairment charged in 2009 for continuing operations was zero compared to $2.3 million in 2008. The impairment was primarily a result of an impairment charge of $2 million for the undeveloped leasehold costs in Trinidad, due to management’s decision to exit Trinidad and discontinue our association with our registered agent in the country. Additionally, in April 2007, we sold our interest in ePsolutions for $3.4 million in cash and 50,000 shares of preferred stock with a value of $10.00 per share. Due to the rising cost of electricity and the deterioration of the deregulated electric market in Texas, ePsolutions has reduced their forecasted growth for the next several years. Accordingly, we have reduced our carrying value of our investment in ePsolutions by $300,000 which we believe more accurately reflects the current market value of this investment.

General and administrative

General and administrative expense was $20.4 million for the twelve months ended December 31, 2009, as compared to $13.0 million for the comparable period of 2008. Exceptional general and administrative includes stock compensation, cost incurred due to resignation of former officers, costs associated with subsidiary sales and costs associated with the Dallas office/relocation of headquarters.

General and administrative before stock compensation, cost incurred due to resignation of former officers, costs associated with subsidiary sales and costs associated with the Dallas office/relocation of headquarters

General and administrative expense was $11.3 million for the twelve months ended December 31, 2009, compared with $9.8 million for the comparable period of 2008. This decrease is primarily due to closing the Dallas office and relocating to Paris.

Stock compensation expense

Stock compensation expense was $3.6 million for the twelve months ended December 31, 2009, compared with $2.3 million for the comparable period of 2008. This increase is due to the change in the structure of Board compensation, effective beginning in 2009, whereby directors receive a greater portion of their compensation in stock rather than cash and a stock bonus that was granted to foreign office employees.  The immediate vesting of grants made to employees in the Dallas office that have been terminated has been classified as “Cost associated with the Dallas office/relocation of corporate headquarters from Dallas, Texas to Paris, France” and are not reflected in this amount.

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

Gain (loss) on oil derivative contracts

Loss on oil derivative contracts of $879,000 for the year ended December 31, 2009, as compared to a loss of $1.8 million for 2008.

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

Additionally, we recorded an unrecognized loss on the commodity derivative contracts for 2010, with Vitol S.A. Presented in the table below is a summary of the contracts entered into:

Type	Period	Barrels	Floor	Ceiling	(Loss)
Collar	January 1 – December 31, 2010	182,500	$68.00	$81.00	$(886)

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
					$(1,781)

Foreign currency exchange gain (loss)

We recorded a gain on foreign currency exchange of $169,000 for the year ended December 31, 2009 as compared with a loss of $145,000 for the comparable period of 2008. This increase is primarily due to the strengthening of the Euro compared to the U. S. Dollar in 2009.

Gain on the early extinguishment of debt

For the year ended December 31, 2009, we repurchased $25.7 million principal amount of our 5% Convertible Senior Notes on the open market and through privately negotiated transactions for $21.3 million plus accrued interest and prepaid loan fees resulting in a gain of $3.3 million on the early extinguishment of debt.  For the comparable period of 2008, we repurchased $6 million of the Convertible Senior Notes for $5.3 million plus accrued interest and prepaid loan fees resulting in a $458,535 gain on the early extinguishment of debt.

Interest and other income

Interest and other income was $251,000 for the year ended December 31, 2009 as compared with $775,000 in the comparable period of 2008.  The decrease is due primarily to having a lower average cash balance in 2009, as compared to 2008.

Interest expense, net of interest capitalization

Interest expense was $3.4 million for the year ended December 31, 2009, as compared to $4.2 million for the comparable period of 2008. This decrease is due to the repurchase of $25.7 million principal of the Convertible Notes. This is offset by the amount recorded in 2008 for capitalized interest $1 million, as compared to $355,000 for the comparable period in 2009.

Provision for income taxes

For the year ended December 31, 2009 we reported an income tax benefit of $450,000, compared to an expense of $5.5 million for the same period of 2008.  The reduction in income tax is primarily due to a decrease in the French tax provision due to a tax refund of 2008 French income tax in 2009 and a reduction in 2009 French taxable income.

Loss available to common shares

For the year ended December 31, 2009, we reported a loss from continuing operations net of taxes of $15.3 million, compared with a loss of $7.0 million for the same period of 2008. For the twelve months ended December 31, 2009 we recorded a loss available to common shares of $25.4 million versus a loss available to common shares of $108.6 million for the year ended December 31, 2008.

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

The functional currency of our operations in France is the Euro and The exchange rates used to translate the financial position of the French operations at December 31, 2009 and 2008 are shown below:

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

In February 2009, the Board of Directors authorized management to retain Stellar Energy Advisors, based in London, UK, to manage a process to monetize its wholly owned subsidiary, Toreador Turkey, including the Company’s remaining 10% interest in the SASB, in addition to the onshore production, and 2.2 million net acres in exploration licenses that are currently held in Turkey. On September 30, 2009, the Company entered into the Share Purchase Agreement with Tiway, pursuant to which the Company agreed to sell 100% of the outstanding shares of Toreador Turkey to Tiway. The sale of Toreador Turkey was completed on October 7, 2009. This resulted in a financial gain of $1.9 million which was recorded in the fourth quarter of 2009.

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

The results of operations of assets in the United States, Romania, Turkey and Hungary have been presented as discontinued operations in the accompanying consolidated statement of operations (see “Note 15 – Discontinued Operations”). Results for these assets reported as discontinued operations were as follows:

The table below compares discontinued operations for the years ended December 31, 2009 and 2008:

	Year Ended December 31
	2009	2008
	(In thousands)
Revenue and other operating income
Sales and other operating revenue	$4,545	$28,226
Costs and expenses:
Lease operating	886	7,971
Exploration expense	868	4,582
Impairment of oil and natural gas properties and intangible assets	10,725	82,951
Depreciation, depletion and amortization	157	28,148
Dry hole costs	1,318	-
General and administrative	3,424	2,445
(Gain) loss on sale of properties	(3,583)	123
Total costs and expenses	13,795	126,220
Operating loss	(9,250)	(97,994)
Other income (expense):
Loss on early extinguishment of debt	(4,881)	-
Foreign currency exchange	3,822	(342)
Interest and other income	414	1,004
Interest expense	(185)	(3,679)
Loss before taxes	(10,080)	(101,011)
Income tax provision	-	574
Loss from discontinued operations	$(10,080)	$(101,585)

	For the Years Ended December 31,
	2009	2008		2009	2008
Production:			Average Price:
Oil (MBbl):			Oil ($/Bbl):
Turkey	39	56	Turkey	49.78	93.21
Romania	-	3	Romania	-	57.97
Total	39	59	Total average oil price	49.78	91.25
Gas (MMcf):			Gas ($/Mcf):
Turkey	301	1,840	Turkey	8.64	11.14
Romania	-	446	Romania	-	5.32
Total	301	2,286	Total average gas price	8.64	10.00
MBOE:			$/ BOE:
Turkey	89	363	Turkey	50.94	70.88
Romania	-	77	Romania	-	32.99
Total	89	440	Total average price per BOE	50.94	64.20

Revenue and other operating income

Sales and other operating revenue

Sales and other operating revenue for the twelve months ended December 31, 2009 were $4.5 million, as compared to $28.2 million for the comparable period in 2008. This decrease is primarily due to the sale of our 26.75% interest in the SASB to Petrol Ofisi, in March 2009, followed by the sale of Toreador Turkey to Tiway in October 2009 and the disposal of our Romanian operations in January 2009. Also the decrease in oil and natural gas prices in 2009, when compared to 2008 added to the decrease.

Total costs and expenses

Lease operating

Lease operating expense was $886,000 for the twelve months ended December 31, 2009, as compared to $8.0 million, for the comparable period in 2008. This decrease is primarily due to the sale of our 26.75% interest in the SASB to Petrol Ofisi, in March 2009, followed by the sale of Toreador Turkey to Tiway in October 2009 and the disposal of our Romanian operations in January 2009.

Exploration expense

Exploration expense for the twelve months ended December 31, 2009 was $868,000, as compared to $4.6 million for the comparable period in 2008.  This decrease is primarily due to the sale of our 26.75% interest in the SASB to Petrol Ofisi, in March 2009, followed by the sale of Toreador Turkey to Tiway in October 2009 and the disposal of our Romanian operations in January 2009.

Dry hole and abandonment

Dry hole and abandonment cost for the twelve months ended December 31, 2009 was $1.3 million as compared to zero in 2008. In 2009 we drilled the Durusu#1, in offshore Turkey, which was a dry hole.

Depreciation, depletion and amortization.

For the twelve months ended December 31, 2009, depreciation, depletion and amortization expense was $157,000, as compared to $28.1 million for the twelve months ended December 31, 2008. This decrease is primarily due to the assets being held for sale which allowed us to suspend calculating depletion on these assets.

Impairment of oil and natural gas properties

Impairment charged in 2009 for discontinued operations was $10.7 million compared to $83.0 million in 2008. The 2009 impairment was a result of 1) the Company’s decision not to proceed with the Kiha pipeline in Hungary $5.4 million and 2) the decline in the fair market value of the South Akcakoca Sub-basin assets in Turkey $5.3 million. The 2008 impairment was due to:

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

Gain/loss on sale of assets

For the year ended December 31, 2009, we recorded a gain on sale of assets of $3.6 million, compared to a loss of $123,000 for the comparable period of 2008. The table below shows the gain/(loss) by country:

	Year Ended December 31
	2009	2008
	(In thousands)

Turkey	$1,811	$-
Romania	5,846	-
Hungary	(4,074)	-
United States of America	-	(123)
Gain (loss) on sale of assets	$3,583	$(123)

The gains are primarily attributable to the reclassification of Other Comprehensive Income, recorded on the balance sheet, to gain/(loss) on sale.

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

Foreign currency exchange

We recorded a gain on foreign currency exchange of $3.8 million for the year ended December 31, 2009 as compared with a $342,000 loss for the comparable period of 2008. This increase is primarily due to the strengthening of the U. S. Dollar compared to the Turkish Lira, Hungarian Forent and Romanian Lei.

Interest and other income

Interest and other income was $414,000 for the year ended December 31, 2009 as compared with $1 million in the comparable period of 2008.  The decrease is due primarily to having a lower average cash balance in 2009, as compared to 2008.

Interest expense, net of interest capitalization

Interest expense was $185,000 million for the year ended December 31, 2009, as compared to $3.7 million for the comparable period of 2008. This decrease is due to the repayment of the facility with the International Finance Corporation In March 2009.

Selected Quarterly Financial Data

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
For the year ended December 31,
2010:
Revenue/other operating income	$5,511	$20,946	$6,563	$7,744
Total costs and expenses	7,330	6,951	5,928	13,287
Income (loss) from continuing
operations, net of tax	(6,904)	6,550	(2,604)	(5,792)
Income (loss) from discontinued
operations, net of tax	(575)	(247)	(290)	372
Net income (loss)	(7,479)	6,303	(2,894)	(5,420)
Income (loss) available
to common shares	(7,479)	6,303	(2,894)	(5,420)
Basic income (loss) available to
common shares per share	(0.32)	0.26	(0.12)	(0.22)
Diluted income (loss) available
to common shares per share	(0.32)	0.26	(0.11)	(0.22)
For the year ended December 31,
2009:
Total revenues	$3,387	$4,504	$5,205	$6,140
Total costs and expenses	8,471	8,748	7,012	11,184
Income (loss) from continuing
operations, net of tax	(5,923)	(601)	(1,941)	(6,867)
Income (loss) from discontinued
operations, net of tax	(4,953)	3,483	(10,518)	1,908
Net income (loss)	(10,876)	2,882	(12,459)	(4,959)
Income (loss) available to
common shares	(10,876)	2,882	(12,459)	(4,959)
Basic income (loss) available to
common shares per share	(0.54)	0.14	(0.59)	(0.24)
Diluted income (loss) available to
common shares per share	(0.54)	0.14	(0.59)	(0.24)

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

        None.

Item 9A.  Controls and Procedures

Corporate Disclosure Controls

Evaluation of Disclosure Controls and Procedures

 Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the report that we file or submit is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our control environment is the foundation for our system of internal control over financial reporting and is an integral part of our Code of Ethical Conduct and Business Practices, which sets the tone of our Company. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2010 were effective.

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2010, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, conducted an assessment, including testing, based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Based on such assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2010.

Ernst & Young Audit, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10-K for the year ended December 31, 2010, has issued an attestation report on our internal control over financial reporting as of December 31, 2010, which is included in Item 8. "Financial Statements".

Change in Internal Control over Financial Reporting

During 2010 and implemented in the quarter ended December 2010, we took the following actions to address a material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2009:

•	Hired additional staff, as well as increased external accounting resources with respect to the financial consolidation process, the preparation and review of sensitive calculations and spreadsheets.

•	Implemented additional review and reconciliation policies and procedures. In addition, Deloitte Conseil conducted review of key accounting and financial reporting procedures.

•	Upgraded our accounting and consolidation software as well as implemented certain software designed to assist in the preparation of annual and quarterly reports.

In addition, the Company also strengthened its internal control regarding contracts, guarantees and other commitments approval.

We believe these measures have adequately addressed the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2009 and have strengthened our internal controls over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review our financial reporting controls and procedures.

Except as otherwise indicated above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

Information required by this item relating to (i) security ownership of certain beneficial owners and management and (ii) securities authorized for issuance under equity compensation plans will be set forth in our Proxy Statement relating to the 2011 Annual Meeting of Stockholders and that is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information required by this item relating to (i) certain business relationships and related transactions with management and (ii) other related parties and director independence will be set forth in our Proxy Statement relating to the 2011  Annual Meeting of Stockholders and that is incorporated herein by reference.

Item 14.    Principal Accountant Fees And Services.

The information relating to (i) fees billed to the Company by the independent registered public accounting firms for services in 2010  and 2009  and (ii) audit committee's pre-approval policies and procedures for audit and non-audit services, will be set forth in our Proxy Statement relating to the 2011  Annual Meeting of Stockholders and that is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

1.     Index to Consolidated Financial Statements, Reports of Independent Registered Public Accounting Firms, Consolidated Balance Sheets as of December 31, 2010  and 2009, Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2010, Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2010, Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010, and Notes to Consolidated Financial Statements.

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

March 16, 2011	TOREADOR RESOURCES CORPORATION

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

Signature	Capacity in Which Signed	Date

/s/ Craig M. McKenzie	President, Chief Executive Officer and Director	March 16, 2011
Craig M. McKenzie	(Principal Executive Officer)

/s/ Marc Sengès	Chief Financial Officer	March 16, 2011
Marc Sengès	(Principal Financial and Accounting Officer)

/s/ Peter Hill	Chairman and Director	March 16, 2011
Peter Hill

/s/ Ian Vann	Director	March 16, 2011
Ian Van

/s/ Bernard Polge de Combret	Director	March 16, 2011
Bernard Polge de Combret

/s/ Herbert Williamson	Director	March 16, 2011
Herbert Williamson

/s/ Adam Kroloff	Director	March 16, 2011
Adam Kroloff

INDEX TO EXHIBITS

Exhibit Number	Description
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

3.2
Certificate of Amendment of Restated Certificate of Incorporation of Toreador Resources Corporation, dated June 3, 2010 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on June 7, 2010 and incorporated herein by reference).

3.3
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

10.11	Amendment Number Four to Toreador Resources Corporation 2005 Long-Term Incentive Plan (previously filed as Appendix B to the Preliminary Proxy Statement on Schedule 14A filed on April 19, 2010 and incorporated herein by reference).

10.11+	Employment Agreement of Nigel Lovett dated March 14, 2007 (previously filed as Exhibit 10.33 to the Registration Statement on Form S-1 filed on May 8, 2007 and incorporated herein by reference).

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

10.40
Investment Agreement dated May 10, 2010 by and between Toreador Energy France S.C.S. and Hess Oil France (previous filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 10, 2010 and incorporated herein by reference).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Toreador Resources Corporation.

23.1*	Consent of Ernst and Young Audit.
23.2*	Consent of Grant Thornton LLP.

23.3*	Consent of Gaffney, Cline & Associates Ltd.

24.1*	Power of Attorney (included as part of the signature page).

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	French Ministry Documentation (previously filed as Exhibit 99.1 to the Amended Annual Report on Form 10-K/A for the year ended December 31, 2006 and incorporated herein by reference).

99.2*	Report of Gaffney, Cline & Associates Ltd.

* Filed herewith
+ Management contract or compensatory plan

TOREADOR RESOURCES CORPORATION

Item 8.    Financial Statements and Supplementary data

  INDEX TO CONSOLIDATED FINANCIAL
STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Toreador Resources Corporation

We have audited the accompanying consolidated balance sheet of Toreador Resources Corporation (the “Company”) as of December 31, 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Toreador Resources Corporation at December 31, 2010, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Toreador Resources Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion thereon.

Paris-La Défense,

March 16, 2011

Ernst & Young Audit

/s/ PHILIPPE DIU

TOREADOR RESOURCES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Toreador Resources Corporation

We have audited Toreador Resources Corporation internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Toreador Resources Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Toreador Resources Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Toreador Resources Corporation as of December 31, 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended of Toreador Resources Corporation and our report dated March 16, 2011 expressed an unqualified opinion thereon.

Paris-La Défense,
March 16, 2011
Ernst & Young Audit

/s/ PHILIPPE DIU

REPORT
OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Toreador Resources Corporation

We have audited the accompanying consolidated balance sheets of Toreador Resources Corporation (a Delaware corporation) and subsidiaries as of December 31, 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Toreador Resources Corporation and subsidiaries. as of December 31, 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Dallas, Texas
March 16, 2010
/s/ GRANT THORNTON LLP

TOREADOR RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$21,616	$8,712
Accounts receivable, net (Notes 2 and 4)	4,427	3,126
Income tax receivable (Note 9)	-	245
Other	2,959	3,593
Total current assets	29,002	15,676

Oil properties (Note 5)
Oil properties, gross	108,979	116,435
Accumulated depreciation, depletion and amortization	(43,201)	(41,814)
Oil properties, net	65,778	74,621

Investments (Note 6)	200	200
Goodwill	3,685	3,973
Other assets	1,634	2,685

Total assets	$100,299	$97,155

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,890	$12,491
Deferred lease payable — current portion	113	107
Derivatives (Note 13)	1,330	886
Current portion of long-term debt (Note 7)	-	32,385
Income taxes payable (Note 9)	6,341	-
Total current liabilities	19,674	45,869

Long-term accrued liabilities	348	385
Deferred lease payable, net of current portion	329	442
Asset retirement obligations (Note 2)	6,866	6,733
Deferred income tax (Note 9)	14,618	15,358
Long-term debt (Notes 7 and 14)	34,394	22,231
Total liabilities	76,229	91,018

Stockholders' equity:
Common stock, $0.15625 par value, 30,000,000 shares
authorized; 25,849,705 in 2010 and 22,106,955 in
2009 shares issued	4,039	3,454
Additional paid-in capital	200,230	170,895
Accumulated deficit	(186,068)	(176,578)
Accumulated other comprehensive income	8,403	10,900
Treasury stock at cost, 721,027 shares for 2009 and
2010	(2,534)	(2,534)
Total stockholders' equity	24,070	6,137

Total liabilities and stockholders' equity	$100,299	$97,155

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For The Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share data)
Revenues and other income: (Note 2)
Sales and other operating revenue	$23,994	$19,236	$34,150
Other operating income	16,770	-	-
Total revenues and other income	40,764	19,236	34,150
Operating costs and expenses:
Lease operating expense	11,597	8,396	9,263
Exploration expense	1,977	138	1,224
Depreciation, depletion and amortization	4,390	5,256	4,637
Accretion on discounted assets and liabilities
(Note 2)	(89)	507	357
Impairment of oil and natural gas properties and
intangible assets	-	-	2,282
General and administrative	15,177	20,360	13,042
Gain on sale of properties and other assets	-	(121)	-
Loss on oil and gas derivative contracts (Note
13)	444	879	1,781
Total operating costs and expenses	33,496	35,415	32,586
Operating income (loss)	7,268	(16,179)	1,564
Other (expense) income:
Foreign currency exchange gain (loss)	(874)	169	(145)
(Loss) gain on the early extinguishment of debt
(Note 7)	(4,256)	3,596	1,233
Interest expense, net of interest capitalized	(4,758)	(3,368)	(4,170)
Total other (expense) income	(9,888)	397	(3,082)
Income (loss) before taxes from continuing operations	(2,620)	(15,782)	(1,518)
Income tax (benefit) provision (Note 9)	6,130	(450)	5,502
Loss from continuing operations, net of income taxes	(8,750)	(15,332)	(7,020)
Loss from discontinued operations, net of income taxes (Note 15)	(740)	(10,080)	(101,585)
Net loss available to common shares	$(9,490)	$(25,412)	$(108,605)

Basic loss available to common shares per share: (Note 3)
From continuing operations, net of income taxes	$(0.35)	$(0.75)	$(0.35)
From discontinued operations, net of income
taxes	(0.03)	(0.49)	(5.13)
	$(0.38)	$(1.24)	$(5.48)

Diluted loss available to common shares per
share: (Note 3)
From continuing operations, net of income taxes	$(0.35)	$(0.75)	$(0.35)
From discontinuing operations, net of income taxes	(0.03)	(0.49)	(5.13)
	$(0.38)	$(1.24)	$(5.48)
Weighted average shares outstanding:
Basic	25,153	20,564	19,831
Diluted	25,165	20,564	19,831
Statement of Comprehensive Loss
Net loss	$(9,490)	$(25,412)	$(108,605)
Foreign currency translation adjustments	(2,497)	4,561	(5,254)
Foreign currency translation adjustments subsidiaries
sold	-	(30,161)	—
Comprehensive income (loss)	$(11,987)	$(51,012)	$(113,859)

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock (in thousands)	Common Stock ($)	Additional paid in capital ($)	Accumulated deficit ($)	Accumulated Other Comprehensive Income (loss) ($)	Treasury Stock (in thousands)	Treasury Stock ($)	Total Stockholders' Equity
Balance at December 31,
2007	20,567	$3,214	$163,955	$(42,564)	$41,754	721	$(2,534)	$163,825
Exercise of stock options	189	29	716	-	-	-	-	745
Issuance of restricted stock	228	36	(36)	-	-	-	-	-
Issuance of common stock	-	-	-	-	-	-	-	-
Stock option expense	-	-	94	-	-	-	-	94
Amortization of deferred stock
compensation	-	-	2,231	-	-	-	-	2,231
Net loss	-	-	-	(108,605)	-	-	-	(108,605)
Foreign currency translation
adjustment	-	-	-	-	(5,254)	-	-	(5,254)
Tax effect of restricted stock	-	-	(444)	-	-	-	-	(444)
Payment of equity issuance
costs	-	-	-	-	-	-	-	-
Other	-	-	(32)	-	-	-	-	(32)

Balance at December 31,
2008	20,984	$3,279	$166,484	$(151,169)	$36,500	721	$(2,534)	$52,560
Exercise of stock options	31	5	109	-	-	-	-	114
Return stock options
exercised	(30)	(5)	(158)	-	-	-	-	(163)
Issuance of restricted stock,
net of forfeitures	1,122	175	(175)	-	-	-	-	-
Stock option expense	-	-	38	-	-	-	-	38
Amortization of deferred stock
compensation	-	-	4,618	-	-	-	-	4,618
Net loss	-	-	-	(25,412)	-	-	-	(25,412)
Foreign currency translation
adjustment	-	-	-	-	4,561	-	-	4,561
Foreign currency translation
adjustment subsidiaries sold	-	-	-	-	(30,161)	-	-	(30,161)
Tax effect of restricted stock	-	-	(21)	-	-	-	-	(21)

Balance at December 31,
2009	22,107	$3,454	$170,895	$(176,578)	$10,900	721	$(2,534)	$6,137
Exercise of stock options	5	1	15	-	-	-	-	16
Return of stock options
exercised	-	-	-	-	-	-	-	-
Issuance of restricted stock	288	45	(45)	-	-	-	-	-
Issuance of common stock	3,450	539	28,786	-	-	-	-	29,325
Amortization of deferred
stock compensation	-	-	3,214	-	-	-	-	3,214
Net loss	-	-	-	(9,490)	-	-	-	(9,490)
Foreign currency translation
adjustment	-	-	-	-	(2,497)	-	-	(2,497)
Tax effect of restricted stock	-	-	(146)	-	-	-	-	(146)
Payment of equity
issuance costs	-	-	(2,489)	-	-	-	-	(2,489)

Balance at December 31,
2010	25,850	$4,039	$200,230	$(186,068)	$8,403	721	$(2,534)	$24,070

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(9,490)	$(25,412)	$(108,605)
Adjustments to reconcile net loss to net cash provided by (used
in) operating activities:
Depreciation, depletion and amortization	4,390	5,413	32,784
Accretion on discounted assets and liabilities	(89)	507	357
Amortization of deferred debt issuance costs	1,525	158	338
Stock based compensation	3,214	4,656	2,325
Deferred income taxes (liabilities) benefit	(740)	968	-
Dry hole costs	-	1,318	-
Impairment of oil and natural gas properties	-	10,725	85,233
Gain on sale of properties and equipment	-	(121)	-
Gain on sale of discontinued operations	-	(3,582)	123
Loss (gain) on early extinguishment of debt — convertible notes	4,256	1,554	(458)
Bad debt expense	(395)	-	-
Unrealized loss on commodity derivatives	444	886	-
(Increase) decrease in accounts receivable	(906)	(2,069)	2,027
Decrease in income taxes receivable	245	(245)	-
Decrease (increase) in other current assets	634	120	135
Decrease in other assets	651	(21)	108
Increase in assets and liabilities held for sale	-	(3,050)	604
(Decrease) increase in accounts payable and accrued liabilities	599	5,187	858
Decrease in deferred lease payable	(107)	(114)	(19)
Increase (decrease) in income taxes payable	6,341	(4,223)	956
Decrease in long-term accrued liabilities	(37)	-	-
Net cash provided by (used in) operating activities	10,535	(7,345)	16,766
Cash flows from investing activities:
Proceeds from sale of property and equipment	-	70,851	-
Additions to property and equipment	(1,503)	(7,914)	(10,702)
Restricted cash	-	-	8,685
Proceeds from sale of oil and gas properties	8	-	-
Net cash (used in) provided by investing activities	(1,495)	62,937	(2,017)
Cash flows from financing activities:
Repayment of convertible notes	(54,616)	-	-
Tax benefit related to restricted stock	(146)	-	-
Issuance of convertible notes	31,631	-	-
Deferred debt issuance costs	(1,947)	-	-
Proceeds from issuance of common stock, net of equity issuance
costs of $2,489	26,837	-	(32)
Exercise of stock options	15	(49)	745
Payment of long-term debt	-	(57,712)	(5,275)
Net cash provided by (used in) financing activities	1,774	(57,761)	(4,562)
Net increase (decrease) in cash and cash equivalents	10,814	(2,169)	10,187
Effects of foreign currency translation on cash and cash equivalents	2,090	(3,979)	(3,731)
Cash and cash equivalents, beginning of period	8,712	14,860	8,404
Cash and cash equivalents, end of period	$21,616	$8,712	$14,860
Supplemental disclosures:
Cash paid during the period for interest, net of interest capitalized	$3,255	$3,169	$5,626
Cash paid during the period for income taxes	$14	$4,032	$3,058
Non-cash investing and financing activities
Additions to oil and natural gas properties related to asset
retirement obligations	-	-	1,294

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – DESCRIPTION OF BUSINESS

Toreador Resources Corporation ("Toreador") is an independent energy company engaged in the exploration and production of crude oil interests in developed and undeveloped oil properties in the Paris Basin, France. The accompanying consolidated financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States.

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

        The Company's estimates of crude oil reserves are the most significant estimates used. All of the reserve data in the Annual Report on Form 10-K for the year ended December 31, 2010 are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil. There are numerous uncertainties inherent in estimating quantities of proved crude oil reserve. The accuracy of any reserve estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may be different from the quantities of crude oil that are ultimately recovered.

        Other items subject to estimates and assumptions include the carrying amounts of oil properties, goodwill, asset retirement obligations, derivative financial instruments and deferred income tax assets. Actual results could differ significantly from those estimates.

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include cash on hand, amounts due from banks and all highly liquid investments with original maturities of three months or less. We maintain our cash in bank deposit accounts. We have not experienced any losses in such accounts.

        As of December 31, 2010 and 2009 we had $21.5 million and $8.6 million, respectively, on deposit in foreign banks.

CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, and our hedging and derivative financial instruments. We place our cash with high-credit quality financial institutions. We currently sell oil to one customer, TOTAL. Substantially all of our accounts receivable are due from TOTAL, as purchaser of our oil production, and from our partner Hess Oil France in connection with certain personal general and administrative costs associated with, and invoiced to Hess Oil France pursuant to the Hess Investment Agreement dated as of May 10, 2010. We place our hedging and derivative financial instruments with financial institutions and other firms that we believe have high credit ratings.

We periodically review the collectability of accounts receivable and record an allowance for doubtful accounts on those amounts which are, in our judgment, unlikely to be collected. We have not had any significant credit losses in the past and we believe our accounts receivable are fully collectable with the exception of the current allowance.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

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

FINANCIAL INSTRUMENTS

        The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value, at December 31, 2010 and 2009, due to the short-term nature or maturity of the instruments.

        The current portion of long-term debt approximates the fair value based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same maturities.

        At December 31, 2009, the 5.00% Convertible Senior Notes, which had a book value of $54.6 million, were trading at or near par value, which would equal a fair market value of approximately $52.416 million.

         At December 31, 2010, the New Convertible Senior Notes, which had a book value of $31.6 million, were trading at $166.51, which would equal a fair market value of approximately $52.6 million.

INVENTORIES

        At December 31, 2010 and 2009, other current assets included $2.7 million, and $3.2 million of inventory, respectively. Those amounts consist of tubular goods and crude oil held in storage tanks. Inventories are stated at the lower of actual cost or market based on the weighted average cost method.

OIL PROPERTIES

        We follow the successful efforts method of accounting for oil exploration and development expenditures. Under this method, costs of successful exploratory wells and all development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves are expensed. Significant costs associated with the acquisition of oil properties are capitalized. Upon sale or abandonment of units of property or the disposition of miscellaneous equipment, the cost is removed from the asset account, net of the accumulated depreciation or depletion, and the gain or loss is credited to or charged against operations.

        Maintenance and repairs are charged to expense; betterments of property are capitalized and depreciated as described above.

        We capitalize interest on major projects that require an extended period of time to complete. Interest capitalized in 2010, 2009 and 2008 was $0, $355,000, and $1 million, respectively.

        We record furniture, fixtures and equipment at cost.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

LOSS FROM DISCONTINUED OPERATIONS

        In the fourth quarter of 2008 and during the first quarter of 2009, Toreador farmed out or sold all of its working interests in Romania to three different companies and closed its office; thus, we no longer have any operational involvement in Romania. This resulted in a gain of $5.8 million which was recorded in the first quarter of 2009. We retained a royalty of 1.5% of gross proceeds from oil and gas sales from the Fauresti Field. Lotus Petrol’s acquisition of Toreador’s Romanian assets in 2008 obliged it to pay an amount equal to 12.5% Gross Overriding Royalty Interest (GORRI) on all and any hydrocarbon production until the Fauresti wells have been plugged and abandoned. In order to verify such amounts, Lotus is obliged to provide Toreador with monthly production statements. These production statements were delivered late and Toreador has not yet received the outstanding GORRI payments for the period from 1 October 2009 to December 31, 2010. These outstanding payments for an aggregate amount of $384,000 have been demanded and Toreador is currently in correspondence with Lotus on ensuring that these overdue amounts are paid. Nevertheless the receivables have been fully off-set by a bad-debt allowance, even if the Company will use all available actions to obtain payment from Lotus.

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

DEPRECIATION, DEPLETION AND AMORTIZATION

        We provide depreciation, depletion and amortization of our investment in producing oil properties on the units-of-production method, based upon independent reserve engineers' estimates of recoverable oil and natural gas reserves from the property. Depreciation expense for furniture, fixtures, equipment and leasehold improvements are amortized over the shorter of their useful lives or lease term generally calculated on a straight-line basis based upon estimated useful lives of three to seven years.

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

        There was no impairment charged in 2010 and 2009 for continuing operations.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

We evaluate producing property costs for impairment and reduce such costs to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to FASB ASC 360, “Plant, Property and Equipment”. We assess impairment of non-producing leasehold costs and undeveloped mineral and royalty interests periodically on a property-by-property basis. We charge any impairment in value to expense in the period incurred.

The $2.3 million impairment in 2008 was a result of the following:

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

Impairment charged in 2010 for discontinued operations was zero as compared to $10.7 million in 2009. The 2009 impairment was a result of 1) the Company's decision not to proceed with the Kiha pipeline in Hungary for $5.4 million and 2) the decline in the fair market value of the South Akcakoca Sub-basin assets in Turkey for $5.3 million.

Impairment charged in 2009 for discontinued operations was $10.7 million as compared to $82.9 million in 2008. The 2009 impairment was a result of 1) the Company’s decision not to proceed with the Kiha pipeline in Hungary $5.4 million and 2) the decline in the fair market value of the South Akcakoca Sub-basin assets in Turkey $5.3 million. The 2008 impairment was due to:

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

BAD DEBT ALLOWANCE

An allowance for doubtful accounts is calculated by customer by customer basis according to the management review of the collectability

ASSET RETIREMENT OBLIGATIONS

We account for our asset retirement obligations in accordance with ASC 410, "Asset Retirement and Environmental Obligations", which requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

As of December 31, 2010, we updated our asset retirement obligations and assets based on the last reserve life estimates available to the Company and on higher retirement cost estimates. The combined effect of those changes was to decrease our asset retirement obligation by $96,767 and decrease our asset retirement obligations for the same amount.

The following table summarizes the changes in our asset retirement liability during the twelve months ended December 31, 2010 and for the year ended December 31, 2009:

	2010	2009
	(in thousands)
Asset retirement obligation at January 1	$6,733	$6,037
Asset retirement accretion expense	505	507
Foreign currency exchange loss (gain)	(469)	189
Change in reserve life estimate	97	-
Asset retirement obligation at the end of the period	$6,866	$6,733

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification No. 350 "Intangibles-Goodwill and Other" ("ASC 350"). Under ASC 350, goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Goodwill fair value is estimated using discounted cash flow method.

We review annually at fiscal year end the value of goodwill recorded or more frequently if impairment indicators arise. We recognized $0, $0 and $883,000 goodwill impairment in 2010, 2009 and 2008 respectively. The impairment of goodwill in 2008 was due to the fair value of the Turkish subsidiary, based on the discounted present value of the oil and gas reserves being less than its carrying value. Goodwill was adjusted $288,000 in 2010 and $135,000 in 2009 for the foreign currency translation adjustment.

Revenue Recognition

Our French crude oil production accounts for substantially all of our oil sales. We sell our French crude oil to Total Raffinage Marketing ("TOTAL"), and recognize the related revenues when the production is delivered to TOTAL's refinery, typically via truck. At the time of delivery to the plant, title to the crude oil transfers to TOTAL. The terms of the contract with TOTAL state that the price received for oil sold will be the arithmetic mean of all average daily quotations of Dated Brent published in Platt's Oil Market Wire for the month of production less a specified differential per barrel. The pricing of oil sales is done on the first day of the month following the month of production. In accordance with the terms of the contract, payment is made within six working days of the date of issue of the invoice. The contract with TOTAL is automatically extended for a period of one year unless either party cancels it in writing no later than six months prior to the beginning of the next year. We periodically review TOTAL's payment timing to ensure that receivables from TOTAL for crude oil sales are collectible. In 2010, 2009 and 2008 sales to TOTAL represents approximately 99%, 98% and 99%, respectively, of the Company's total sales and other operating revenue and approximately 61% and 62% of the Company's accounts receivable at December 31, 2010 and 2009, respectively.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

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

In accordance with the Hess Investment Agreement, Hess made a $15 million upfront payment (plus applicable VAT of $2.9 million) to TEF on June 10, 2010. We recorded this $15 million one-time payment as “Other operating income”. Under the Hess Investment Agreement, our subsidiary, TEF, is entitled to invoice Hess for all personal general and administrative expenses associated with its activities as operator under the exploration permits we hold and in which we transferred to Hess 50% of our interest pursuant to the Hess Investment Agreement. We invoice Hess Oil France for such administrative expenses based on time spent by our employees at an agreed hourly rate and we recognize other operating income as the general and administrative expense are incurred.

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

DEFERRED DEBT ISSUANCE COST

        Deferred debt issue costs are amortized under the effective interest method over the term of the loan (i.e for New Convertible Senior Notes, from issuance to the earliest date on which holders may require the Company to repurchase all or a portion of their New Convertible Senior Notes) as a component of interest expense. Deferred debt issuance costs, which are included in other assets, totalled approximately $1.6 million and $2 million net of accumulated amortization of $261,000 and $766,000 as of December 31, 2010 and 2009, respectively.

TREASURY STOCK

        At December 31, 2010 and 2009 we had 721,027 shares of treasury stock valued at a historical cost of approximately $2.5 million or $3.47 a share.

New Accounting Pronouncements

On December 31, 2008 the SEC issued the final rule, "Modernization of Oil and Gas Reporting" (the "Final Reporting Rule"). The Final Reporting Rule adopts revisions to the SEC's oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology. Revised requirements in the Final Reporting Rule include, but are not limited to:

●	Oil and gas reserves must be reported using the un-weighted arithmetic average of the first day of the month price for each month within a 12 month period, rather than year-end prices;

●	Companies will be allowed to report, on an optional basis, probable and possible reserves;

●	Non-traditional reserves, such as oil and gas extracted from coal and shales, will be included in the definition of "oil and gas producing activities;"

●
Companies will be permitted to use new technologies to determine proved reserves, as long as those technologies have been demonstrated empirically to lead to reliable conclusions with respect to reserve volumes;

●
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

●
Companies will be required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing reserves estimate.

We have adopted the disclosure requirements beginning with the year ended December 31, 2009.

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

In February 2010, the FASB issued 2010-09, Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-09"). ASU 2010-09 amends ASC 855, Subsequent Events, by removing the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. Management's responsibility to evaluate subsequent events through the date of issuance remains unchanged. The Company adopted amendments to the Codification resulting from ASU 2010-09 on February 24, 2010. As ASU 2010-09 relates specifically to disclosures, the adoption of this standard had no impact on our condensed consolidated financial condition, results of operations or cash flows.

On July 21, 2010, the FASB issued ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ("ASU 2010-20"). ASU 2010-20 amends existing disclosure guidance to require entities to provide extensive new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses. ASU 2010-20 is effective for fiscal and interim periods beginning after December 15, 2010. The Company will review the requirements under the standards to determine what impacts, if any, the adoption of the standard would have on our condensed consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This eliminates an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. ASU 2010-28 is effective for fiscal and interim periods beginning after December 15, 2010. The Company does not believe that the adoption of this standard will have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not believe that the adoption of this standard will have a material impact on our consolidated financial statements.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

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

	For The Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)

Basic loss per share:
Numerator:
Loss from continuing operations, net of
income tax	$(8,750)	$(15,332)	$(7,020)
Loss from discontinued operations, net of
income tax	(740)	(10,080)	(101,585)
Net loss available to common shareholders	$(9,490)	$(25,412)	$(108,605)

Denominator:
Weighted average common shares outstanding	25,153	20,564	19,831

Basic loss available to common shareholders
per share from:
Continuing operations	$(0.35)	$(0.75)	$(0.35)
Discontinued operations	(0.03)	(0.49)	(5.13)
	$(0.38)	$(1.24)	$(5.48)

Diluted loss per share:
Numerator:
Loss from continuing operations, net of
income tax	$(8,750)	$(15,332)	$(7,020)
Loss from discontinued operations, net of
income tax	(740)	(10,080)	(101,585)
Net loss available to common shareholders	$(9,490)	$(25,412)	$(108,605)

Denominator:
Weighted average common shares outstanding	25,165	20,564	19,831
Stock options, restricted stock and warrants	— (1)	— (1)	— (1)
Conversion of preferred shares	— (2)	— (2)	— (2)
Conversion of notes payable	— (3)	— (3)	— (3)
Diluted shares outstanding	25,165	20,564	19,831

Diluted loss available to common
shareholders per share from:
Continuing operations	$(0.35)	$(0.75)	$(0.35)
Discontinued operations	(0.03)	(0.49)	(5.13)
Diluted loss per share	$(0.38)	$(1.24)	$(5.48)
Anti-dilutive securities not included above are
as follows:
Stock options, restricted stock and
warrants	12	37	25
Preferred shares	—	—	—
5% notes payable	—	1,376	1,966

(1)	Conversion of these securities would be antidilutive; therefore, there are no dilutive shares.

(2)	Conversion of these securities would be antidilutive; therefore there are no dilutive shares.

(3)
Conversion of the Company's 5.00% Convertible Senior Notes due 2025 would be anti-dilutive and the Company's 8.00%/7.00% Convertible Senior Notes due 2025 are not eligible for conversion in 2010 (subject to certain terms and conditions under the Indenture dated as of February 1, 2010) therefore, there are no dilutive shares.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2010	2009
	(in thousands)
Oil and natural gas sales receivables	$3,843	$2,072
Recoverable VAT	439	778
Other accounts receivable	539	276
Bad debt allowance	(395)	-
	$4,427	$3,126

Accrued oil sales receivables are due from purchasers of oil production from our French wells for which the Company owns an interest. Oil sales are generally unsecured and such amounts are generally due within 30 days after the month of sale.

        Other receivables and VAT at December 31, 2010 and 2009 consist of accrued interest receivable on time deposits, value added tax refunds and travel advances to employees.

NOTE 5 — OIL PROPERTIES

        Oil properties consist of the following:

	December 31,
	2010	2009
	(in thousands)
Licenses and concessions	$198	$205
Producing leaseholds and intangible drilling costs	107,230	115,112
Furniture, fixtures and office equipment	1,551	1,118

	108,979	116,435
Accumulated depreciation, depletion and amortization	(43,201)	(41,814)

Total oil properties, net	$65,778	$74,621

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

The Company capitalizes exploratory well costs until a determination is made that the well has found proved reserves or is deemed noncommercial, in the latter case the well costs are immediately charged to exploration expense.

	December 31,
	2010	2009
	(in thousands)
Capitalized exploratory well cost, beginning of the year	$2,887	$—
Additions to capitalized exploratory costs pending determination of proved
reserves	218	2,887
Foreign currency exchange gain (loss)	(229)	—
Impairment	—	—

Capitalized exploratory well costs, end of year	$2,875	$2,887

The following table provides an aging of capitalized exploratory well costs (suspended well costs), as of December 31, of each year, based on the date the drilling was completed:

	December 31,
	2010	2009
	(in thousands)
Capitalized exploratory well cost that have been capitalized for a
period of one year or less	$218	$2,887
Capitalized exploratory well costs that have been capitalized for a
period greater than one year	2,657	—

Balance at end of year (included in oil properties)	$2,875	$2,887

NOTE 6 — INVESTMENT IN UNCONSOLIDATED ENTITY

In February 2004, we acquired 45% of ePsolutions. Based in Austin, Texas, ePsolutions is a software and energy services company in the electric industry and deregulated energy markets. ePsolutions is the developer of emPower system, a CIS, EDI and billing solution for energy companies within deregulated energy markets. In April 2007, we sold our interest in ePsolutions to ePsolutions for the following consideration: (i) $3.9 million in cash and (ii) 50,000 preferred shares of Series A in ePsolutions, and we recorded a gain on the sale of $2.3 million for the year ended December 31, 2007. At December 31, 2010, those 50,000 preferred shares in eP Solutions were recorded for $200,000, following an impairment of $300,000 occurred in 2008, based on the last transaction which occurred on ePsolutions stock. The Company has not identified any impairment indicator on this investment as compared to the value of the shares as of December 31, 2010.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

NOTE 7 — LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,	December 31,
	2010	2009
Convertible senior notes	$34,394	$54,616

Less: current portion	-	(32,385)

Total long-term debt	$34,394	$22,231

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

On March 3, 2009, we repaid and retired the facilities with the International Finance Corporation. The total amount of the payment was $36.4 million, which comprised $30 million principal, $5.9 million additional compensation due under the credit facility as a result of our repayment (such additional compensation calculated under the terms of the credit facility as a percentage of the Company's earnings before interest, tax, depreciation, amortization and exploration expense) and $500,000 for accrued interest and fees.  As a result of the early extinguishment, we recorded a loss of $4.9 million for the twelve months ended December 31, 2009, which was recorded in discontinued operations.

5.00% CONVERTIBLE SENIOR NOTES DUE OCTOBER 1, 2025

On September 27, 2005, we issued $75 million of Convertible Senior Notes due October 1, 2025 (the "5.00% Convertible Senior Notes") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). The Company also granted the initial purchasers the option to purchase an additional $11.25 million aggregate principal amount of 5.00% Convertible Senior Notes to cover over-allotments. The over-allotment option was exercised on September 30, 2005. The total principal amount of 5.00% Convertible Senior Notes issued was $86.25 million and total net proceeds were approximately $82.2 million. We incurred approximately $4.1 million of costs associated with the issuance of the 5.00% Convertible Senior Notes; these costs have been recorded in other assets on the balance sheet and have been amortized to interest expense over the term of the 5.00% Convertible Senior Notes (i.e., from issuance to the earliest date on which holders may require the Company to repurchase all or a portion of their 5.00% Convertible Notes, in this case October 1, 2010).

The net proceeds were used for general corporate purposes, including funding a portion of the Company's 2005 and 2006 exploration and development activities.

The 5.00% Convertible Senior Notes bore interest at a rate of 5.00% per annum.

During 2008, the Company repurchased $6 million, face value, of the 5.00% Convertible Senior Notes on the open market for $5.3 million. In 2009 the Company repurchased $25.7 million face value of the 5.00% Convertible Senior Notes on the open market for $21.3 million, resulting in a gain on the early extinguishment of debt of $3.4 million after writing off deferred loan costs of approximately $1 million.  On February 1, 2010, Toreador consummated an exchange transaction (the "Convertible Notes Exchange"). In the Convertible Notes Exchange, in exchange for (a) $22,231,000 principal amount of our outstanding 5.00% Convertible Senior Notes (the “Old Notes”) and (b) $9.4 million cash, we issued $31,631,000 aggregate principal amount of our 8.00%/7.00% Convertible Senior Notes (“the New Convertible Senior Notes”) and paid accrued and unpaid interest on the Old Notes.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

As the debt instruments exchanged in the Convertible Notes Exchange have substantially different terms, the Company recognized the exchange of the 5.00% Convertible Senior Notes as extinguishment of debt. As a result, for the twelve months ended December 31, 2010, the Company recognized a loss of $4.3 million including write off of loan original fee of $822,000 for the debt extinguishment. The New Convertible Senior Notes are recorded at a fair value of $35,065,000 on the date of exchange. The accretion expense on the Convertible Notes Exchange, which was determined using fair market value of the New Convertible Senior Notes, will be amortized to income over their term. The accretion impact (positive) of $593,417 was recorded for the twelve months ended December 31, 2010.

Following the repurchase of $32,256,000 aggregate principal amount of the 5.00% Convertible Senior Notes on October 1, 2010 and the redemption of the remaining $129,000 principal amount outstanding of the 5.00% Convertible Senior Notes on November 24, 2010, our long-term debt currently consists solely of the New Convertible Senior Notes.

8.00%/7.00% CONVERTIBLE SENIOR NOTES DUE OCTOBER 1, 2025

On February 1, 2010, Toreador consummated the Convertible Notes Exchange. In the Convertible Notes Exchange, in exchange for (a) the Old Notes and (b) $9.4 million cash, we issued $31,631,000 aggregate principal amount of the New Convertible Senior Notes and paid accrued and unpaid interest on the Old Notes. We incurred approximately $1.9 million of costs associated with the issuance of the New Convertible Senior Notes; these costs have been recorded in other assets on the balance sheets and are being amortized to interest expense over the term of the New Convertible Senior Notes (i.e from issuance to the earliest date on which holders may require the Company to repurchase all or a portion of their New Convertible Senior Notes, in this case October 1, 2013).

The New Convertible Senior Notes are senior unsecured obligations of the Company, ranking equal in right of payment with future unsubordinated indebtedness. The New Convertible Senior Notes will mature on October 1, 2025 and paid annual cash interest at 8.00% from February 1, 2010 until January 31, 2011 and at 7.00% per annum thereafter. Interest on the New Convertible Senior Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2010.

The New Convertible Senior Notes were convertible prior to February 1, 2011 only if an event of default occurred and was continuing under the terms of the indenture, upon a change of control (as defined in the indenture) and to the extent the Company elected to redeem the New Convertible Senior Notes in a Provisional Redemption (as defined below). The New Convertible Senior Notes are convertible at any time on or after February 1, 2011 and before the close of business on October 1, 2025.

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

Pursuant to the indenture, the Company and its subsidiaries may not incur debt other than Permitted Indebtedness. "Permitted Indebtedness" includes (i) the New Convertible Senior Notes; (ii) indebtedness incurred by the Company or its subsidiaries not to exceed the sum of (i) the product of (x) $7.00 and (y) the number of barrels of proved plus probable reserves and (ii) cash equivalents less the aggregate principal amount of the New Convertible Senior Notes outstanding less the aggregate principal amount of the 5.00% Convertible Senior Notes less any Refinancing Debt; (iv) indebtedness that is nonrecourse to the Company or any of its subsidiaries used to finance projects or acquisitions, joint ventures or partnerships, including acquired indebtedness ("Nonrecourse Debt"); and (iv) certain other customary categories of permitted debt. In addition, the Company may not permit its total consolidated net debt as of any date to exceed the product of (x) $7.00 and (y) the number of barrels of proved plus probable reserves other than for Nonrecourse Debt. The proved plus probable reserves underlying any Nonrecourse Debt for which debt has been incurred as permitted debt pursuant to clause (iii) above will be excluded from the proved plus probable reserves calculation for the purposes of the above debt covenants.

CHANGE IN AMORTIZATION OF ISSUE PREMIUM AND DEBT ISSUANCE COSTS

The Company reviews the estimated lives of its assets and liabilities and related amortization period on an ongoing basis. This review indicated in 2010 that the estimated amortization period of the Company’s issue premium and debt issuance costs were deemed to be shorter than the previously assigned amortization period. As a result, effective July 1, 2010, the Company changed its estimates for the amortization period of its issue premium and debt issuance costs to reflect the first put option date of the related callable debt. This change in estimate resulted from a change in the pattern of recognition of those expenses resulting from the repurchase option for the 5.00% Convertible Senior Notes on October 1, 2010.

Based on this early redemption, the Company has decided that for a debt instrument that is puttable by the holder prior to the debt’s stated maturity date, it is preferable to amortize the related issuance costs and purchase premium over a period no longer than through the first put option date. For the same reason, the Company has elected to amortize under the effective interest rate method the cost associated with the New Convertible Senior Notes. The issue premium on the Convertible Notes Exchange and the costs associated with the issuance of its convertible senior notes will now be amortized over the term of the first puttable dates of these callable debts. In all prior periods, the issue premium and the debt issuance costs were amortized over the terms of the debt issuance (i.e., October 1, 2025 for both the 5.00% Convertible Senior Notes and the New Convertible Senior Notes). The effect of this change in estimate was to increase the interest expense by $1,153,805, increase the accretion impact (positive) by $190,194 (or increase net loss for $963,611 and increase basic and diluted loss per share by $0.04 for the twelve months ended December 31, 2010. The unamortized debt issuance costs included in other assets amounted to $1.6 million and $2.0 million as of December 31, 2010 and 2009, respectively.

The New Convertible Senior Notes have a first put option date on October 1, 2013 and will mature on October 1, 2025.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

NOTE 8 — CAPITAL

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

On February 12, 2010, we completed a registered underwritten public offering of 3,450,000 shares of common stock, including 450,000 shares of common stock acquired by the underwriters from us to cover over-allotment options. The net proceeds to Toreador from the offering were approximately $26.8 million, after deducting underwriting discounts, commissions and estimated offering expenses. We intended to use the net proceeds, together with cash on hand, to satisfy payment obligations arising from the holders' exercise, if any, of their right on October 1, 2010 to require the Company to repurchase its 5.00% Convertible Senior Notes and for general corporate purposes. Pending such use, we invested the net proceeds in mutual and money market funds and/or bank certificates of deposit. Following the repurchase of $32,256,000 aggregate principal amount of the 5.00% Convertible Senior Notes on October 1, 2010 and the redemption of the remaining $129,000 principal amount outstanding of the 5.00% Convertible Senior Notes on November 24, 2010, our sole long-term debt currently consists of the New Convertible Senior Notes for an aggregate principal amount of $31,631,000.

Toreador had zero shares of nonvoting Series A-1 Convertible Preferred Stock outstanding at December 31, 2010, 2009 and 2008. At the option of the holder, the Series A-1 Convertible Preferred Stock were convertible into common shares at a price of $4.00 per common share (conversion would amount to 450,000 Toreador common shares at December 31, 2007). The Series A-1 Convertible Preferred Stock accrues dividends at an annual rate of $2.25 per share payable quarterly in cash. At any time on or after November 1, 2007, we could elect to redeem for cash any or all shares of Series A-1 Convertible Preferred Stock. The optional redemption price per share was the sum of (1) $25.00 per share of the Series A-1 Convertible Preferred Stock plus (2) any accrued unpaid dividends, and such sum was multiplied by a declining multiplier. The multiplier was 105% until October 31, 2008, 104% until October 31, 2009, 103% until October 31, 2010, 102% until October 31, 2011, 101% until October 31, 2012, and 100% thereafter. In December 2007, all the Series A-1 Convertible Preferred Stock was converted into common shares.

        On January 3, 2006, we issued warrants for the purchase of 10,000 shares of our common stock at $27.65 per share. The warrant was issued pursuant to the terms of the Engagement Letter, dated January 3, 2006, between the Company and ParCon Consulting. At December 31, 2010 all 10,000 warrants were outstanding which expired on January 3, 2011.

For the twelve months ended December 31, 2010, the Company issued 287,750 shares of stock to employees and directors, of which 132,733 shares were immediately vested in accordance with the terms of the grants and 5,000 stock options were exercised under the terms of the option agreements.  There were 332 forfeitures of restricted stock and stock options for the twelve months ended December 31, 2010.

NOTE 9 — INCOME TAXES

 The Company's provision (benefit) for income taxes consists of the following at December 31:

	2010	2009	2008
	(in thousands)
Current:
U.S. Federal	$(7)	$(388)	$(5)
U.S. State	-	-	(115)
Foreign	5,982	(1,030)	7,526
Deferred:
U.S. Federal	(146)	(19)	(443)
Foreign	402	987	(887)

	$6,231	$(450)	$6,076

The tax provision (benefit) has been allocated between
continuing operations and discontinued operations as
follows:
Provision (benefit) allocated to:
Continuing operations	$6,130	$(450)	$5,502
Discontinued operations	101	—	574

	$6,231	$(450)	$6,076

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

The primary reasons for the difference between tax expense at the statutory federal income tax rate and our provision for income taxes were:

	2010	2009	2008
	(in thousands)
Statutory tax at 34%	$(1,108)	$(8,675)	$(34,860)
Rate differences related to foreign operations	(170)	150	13,706
Utilization of foreign net operating loss	—	(286)	—
State income tax, net	—	—	(76)
Foreign currency gain (loss) not taxable in foreign
jurisdictions	—	(1,978)	498
Release of FIN 48 liability	(7)	(314)	—
Adjustments to valuation allowance	6,688	11,133	26,440
Other	828	(480)	368

	$6,231	$(450)	$6,076

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Net operating loss carryforward — United States	$37,168	$31,029
Net operating loss carryforward — Foreign	22	—
Restricted stock	467	370
Derivative	452	—
Other	114	114

Gross deferred tax assets	38,223	31,513
Valuation allowance	(38,223)	(31,513)

Net deferred tax assets	$-	$-

Deferred tax liabilities:
Oil properties capitalization and depreciation
methods	(16,991)	(15,358)
Other	2,373	—

Net deferred tax liabilities	$(14,618)	$(15,358)

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

At December 31, 2010, Toreador had the following carryforwards available to reduce future taxable income (in thousands):

Jurisdiction	Expiry	Amount (in thousands)
United States	2011 — 2024	$109,318
Hungary	unlimited	$216

Realization of net operating loss carryforwards depends on our ability to generate taxable income within the carryforward period. Due to uncertainty related to the Company's ability to generate taxable income in the respective countries sufficient to realize all of our deferred tax assets we have recorded the following valuation allowances:

	December 31,
	2010	2009
	(in thousands)
United States	$37,168	$31,029
Hungary	22	—

	$37,190	$31,029

Future net operating loss carryforwards for which a valuation allowance has been provided will be realized when taxable income amounts below are generated in the following countries:

Required
Taxable Income (in thousands)
United States	$109,318
Hungary	$216

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

In accordance with FASB ASC 740, "Income Taxes", we have elected to treat our foreign earnings as permanently reinvested outside the US and are not providing US tax expense on those earnings. The determination of the theoretical tax rate is not practicable.

We adopted provisions of FASB ASC 740, "Income Taxes" relating to uncertain tax positions. We recognize potential accrued interest and penalties related to unrecognized tax benefits within our global operations in income tax expense. For the years ended December 31, 2010 and 2009, we recognized $0 in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within our global operations in income tax expense. In conjunction with the adoption of provisions relating to uncertain tax provisions, we recognized approximately $28,000 for the accrual of interest and penalties at January 1, 2007 which is included as a component of $357,000 unrecognized tax benefit noted above. During the year 2010 we recognized $0 in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The following table summarizes the changes in our liability for unrecognized tax benefits for the year ended December 31, 2010:

Unrecognized tax benefit at January 1, 2010	$7
Tax Year Closed	(7)
Unrecognized tax benefit at December 31, 2010	$-

We have not paid any significant interest or penalties associated with our income taxes, but classify both interest expense and penalties as part of our income tax expense.

        The Company files several state and foreign tax returns, many of which remain open for examination for five years.

        For the years ended December 31, 2010 and 2009 we recognized a current tax benefit related to restricted stock grants of approximately $0 and $0 and a deferred tax liability and a deferred tax benefit of approximately $0 and $21,000, respectively.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

NOTE 10 — PENSION, POST-RETIREMENT, AND POST-EMPLOYMENT OBLIGATIONS

Provisions for employee retirement indemnities amounted to $99,000 and $0 for the twelve months ended December 31, 2010 and December 31, 2009, respectively. Pension benefits, which only consist in retirement indemnities, have been defined only for the Company's French subsidiaries.

In 2009, we terminated our 401(k) retirement savings plan due to the Company closing the Dallas, Texas office and relocating to Paris France. Employees were eligible to defer portions of their salaries, limited by Internal Revenue Service regulations. The Company is subject to the 3% safe harbor rule and contributed $0 in 2010, $37,701 in 2009 and $95,000 in 2008. Discretionary employer matches are determined annually by the board of directors and such discretionary matches amounted to $0 in 2010, 2009 and 2008.

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

A summary of stock option transactions is as follows:

	2010		2009
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at January 1	67,370	$7.78	248,370	$6.77
Granted	—	—	—	—
Exercised	(5,000)	$3.10	(31,000)	$3.67
Forfeited	(4,420)	3.12	(150,000)	$6.96
Outstanding at the end of the
period	57,950	$8.15	67,370	$7.78
Exercisable at the end of the
period	57,950	$8.15	67,370	$7.78

The intrinsic value of the options exercised at December 31, 2010 was zero.  For the twelve months ended December 31, 2010 and for the year ended December 31, 2009 we received cash from stock option exercises of $15,500 and $113,875, respectively.  As of December 31, 2010, all outstanding options were 100% vested.  As of December 31, 2010 and December 31, 2009, the total compensation cost related to non-vested stock options not yet recognized was zero.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

The following table summarizes information about the fixed price stock options outstanding at December 31, 2010:

	Number Outstanding		Number Exercisable
Exercise Price	Shares	Intrinsic Value (in thousands)	Shares	Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life in Years

5.50	200	$2	200	$2	3.32
5.50	40,250	403	40,250	403	3.32
13.75	7,500	13	7,500	13	3.88
16.90	10,000	-14	10,000	-14	4.38
	57,950	$405	57,950	$405	3.73

In May 2005, the Company's stockholders approved the Toreador Resources Corporation 2005 Long-Term Incentive Plan (the "Plan"). At the Company's 2010 Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the Plan which increased the authorized number of shares of Company common stock available under the Plan from 1,750,000 shares to 3,250,000 shares. Thus, the Plan, as amended, authorizes the issuance of up to 1,500,000 new shares of the Company's common stock to key employees, key consultants and outside directors of the Company.

At December 31, 2010, the Board of Directors has authorized a total of 287,750 shares of restricted stock to be granted to employees and non-employee directors. The compensation cost is measured by the difference between the quoted market price of the stock at the date of grant and the price, if any, to be paid by an employee or director and is recognized as an expense over the period the recipient performs related services. The restricted stock grants vest immediately or over up to a three-year period (depending on the grant), and the weighted average price of the stock on the date of the grants was $9.79 for the twelve months ended December 31, 2010. Stock compensation expense of $582,000 is included in the Statement of Operations for the three months ended December 31, 2010 and stock compensation expense of $ 3.2 million is included in the Statement of Operations for the twelve months ended December 31, 2010, which represents the cost recognized from the date of the grants through December 31, 2010. As of December 31, 2010, the total compensation cost related to non-vested restricted stock grants not yet recognized is approximately $2.9 million. This amount will be recognized as compensation expense over the next 36 months maximum.

On December 31, 2010, there were 1,318,421 remaining shares available for grant under the Plan.

The following table summarizes the changes in outstanding restricted stock grants along with their related grant-date fair values for the year ended December 31, 2010:

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2009	378,130	$10.25
Shares granted	287,750	$9.79
Shares vested	(298,708)	$9.45
Shares forfeited	(332)	12.05
Non-vested at December 31, 2010	366,840	$10.72

NOTE 12— COMMITMENTS AND CONTINGENCIES

        We lease our office space under non-cancellable operating leases, expiring in 2014. The following is a schedule of minimum future rentals under our non-cancelable operating leases as of December 31, 2010 (in thousands):

	Rental	Sub-lease	Net Rental
	Expense	Income	Expense
2011	707	(232)	475
2012	813	(232)	582
2013	815	(232)	583
2014	710	(174)	536

	$3,045	$(868)	$2,176

Net rental expense totaled $278,154 in 2010, $442,144 in 2009 and $952,000 in 2008.

“Fallen Structures”

In 2005, two separate incidents occurred offshore Turkey in the Black Sea, which resulted in the sinking of two caissons (the "Fallen Structures") and the loss of three natural gas wells. The Company has not been requested to or ordered by any governmental or regulatory body to remove the caissons. Therefore, the Company believes that the likelihood of receiving such a request or order is remote and no liability has been recorded. In connection with the Company's sale of its 26.75% interest in the South Akcakoca Sub-Basin (“SASB”) to Petrol Ofisi in March 2009 and its sale of Toreador Turkey Ltd. (“Toreador Turkey”) to Tiway Oil BV ("Tiway") in October 2009, the Company agreed to indemnify Petrol Ofisi and Tiway, respectively, against and in respect of any claims, liabilities and losses arising from the Fallen Structures. The Company has also agreed to indemnify a third-party vendor for any claims made related to these incidents.

Momentum

In 2006, Tiway Turkey Limited (formerly Toreador Turkey Limited) entered into an agreement with Momentum Engineering LLC ("Momentum"). The agreement was an EPIC contract relating to the South Akcakoca Sub-Basin ("SASB") Project of which Tiway Turkey Limited was the then Operator.  Momentum completed and delivered the major installation works, leaving some work outstanding, namely the removal of several flotation tanks from the Ayazli tripod.  The Settlement and Release Agreement for the works, signed by Momentum, Tiway Turkey Limited and the Company on August 13, 2008 specifically included a statement that Momentum would undertake to remove the fallen tanks by September 30, 2008; however it did not do so.  In September 2009, Türkiye Petrolleri A.O. ("TPAO") the current Operator for the SASB Project sought the removal of the flotation tanks.    In Momentum's operation to remove the tanks in November 2009, one of the tanks fell to the seabed.  Momentum stated it had no intention of removing the fallen tank and TPAO thus arranged for a third party contractor to remove the tank, at a cost of $118,000.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

This amount has now been invoiced to Tiway Turkey Limited by TPAO and a request for reimbursement of this sum has been sent to Momentum by Tiway Turkey Limited.  Separately, Momentum has invoiced Tiway Turkey Limited the sum of $130,835 for the VAT it incurred for the removal of the tanks.  This VAT invoice has been rejected by Tiway Turkey Limited.  As at February 2011, Tiway Turkey Limited awaits a response from Momentum to its request for reimbursement of the $118,000.  Pursuant to the Share Purchase Agreement of September 30, 2009, Tiway has reserved its right to pursue the Company for these reimbursement costs, should it become necessary. We are not aware of any change in the positions of Tiway towards TPAO nor that proceedings have been commenced between TPAO and Tiway.  The Company believes that the risk associated with this matter is remote is remote and no liability has been recorded.

Netherby

On October 16, 2003, we entered into an agreement (the "Netherby Agreement") with Phillip Hunnisett and Roy Barker ("Hunnisett and Barker"), pursuant to which Hunnisett and Barker agreed to post the collateral required by the Turkish government for Madison Oil Turkey Inc. (a Liberian company later reincorporated in the Cayman Islands as Toreador Turkey) (“Madison Oil”) to retain its 36.75% interest in relation to eight offshore exploration SASB licenses in exchange for a 1.5% gross overriding royalty interest (the "Overriding Royalty") on the net value to Madison Oil of all future production, if any, deriving from Madison Oil's interest in such SASB licenses. Since March 2009, we have corresponded with Hunnisett and Barker regarding a dispute over the amount of the compensation payable by us to Hunnisett and Barker under the Netherby Agreement as a result of Toreador Turkey's sale of a 26.75% interest in the SASB licenses to Petrol Ofisi in March 2009 (the "Netherby Payment Amount"). Hunnisett and Barker have contended that the Netherby Payment Amount could be up to $10.4 million; however, we do not believe that Hunnisett and Barker are entitled to such amount.

On September 30, 2009, we completed the sale of Toreador Turkey, including with it Toreador Turkey's remaining 10% interest in the SASB license, to Tiway Oil A/S ("Tiway"). In connection with this sale, we agreed to indemnify Tiway against and in respect of any and all claims, liabilities, and losses arising from the Overriding Royalty.  Toreador is treating the said indemnity as extending to Tiway Turkey Ltd (previously Tiway Turkey Ltd).

On September 6, 2010 English High Court proceedings were commenced by Hunnisett and Barker, as well as Netherby Investments Limited against Tiway Turkey Limited (previously Toreador Turkey Limited) and Toreador. The proceedings were served on Toreador on October 20, 2010.  Tiway Turkey Limited was served with the proceedings on around December 8, 2010.  In the said proceedings, Hunnisett and Barker now argue that an agreement was reached between the parties in around November 2008 regarding the Netherby Payment Amount in the sum of $7.2 million. In addition they argue that on a proper construction of the Netherby Agreement, they are entitled to continuing Overriding Royalty including on the 26.75% interest in the SASB licenses that was sold to Petrol Ofisi in March 2009 and/or to a capitalized sum of "not less than" $7.2 million. In addition or in the alternative, Hunnisett and Barker raise a wholly new claim for rectification of the Netherby Agreement on the basis they claim it does not reflect the true agreement of the parties. They seek rectification of the Netherby Agreement so that upon a sale such as the sale of the 26.75% interest in the SASB licenses that was sold to Petrol Ofisi in March 2009, the Netherby Agreement parties are required to first agree a capitalized sum to be paid to Hunnisett and Barker.  Hunnisett and Barker also seek costs and interest.

On January 31, 2011 the Company and Tiway Turkey Limited filed its joint defense denying the majority of the claims asserted by Hunnisett and Barker.  In its defense the Company and Tiway Turkey Limited only admit a payment is due to Hunnisett and Barker in sum of $574,696 together with accruing interest, representing payment by way of compensation properly due under the Netherby Agreement.  The Company is willing and able to pay this sum to Hunnisett and Barker. Toreador and Tiway Turkey Limited deny that any other payment is due to Hunnisett and Barker and/or Netherby Investments Limited, whether in relation to

(i) the alleged amount of $7.2 million supposedly agreed upon in November 2008 ("the Buy-Back Agreement") as being payable in respect of the Netherby Payment Amount; and

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

(ii) the Overriding Royalty payments Hunnisett and Barker assert is due to them following the sale of the 26.75% SASB interest to Petrol Ofisi and/or the sum of no less than $7.2 million which Hunnisett and Barker assert is the capitalized monies due to  them following the sale of the 26.75% interest to Petrol Ofisi

Furthermore the Company and Tiway Turkey Limited deny Hunnisett and Barker's claim for rectification of the Netherby Agreement. On February 4, 2011 the Company and Tiway Turkey Limited served a formal request for further information seeking clarification on certain aspects of the claims.  Until a response to this request is received, the nature of Hunnisett and Barker's claims and the merits of those claims, in particular in relation to the Buy-Back Agreement, are yet to be fully ascertained.

As of December 31, 2010, we had accrued approximately $644,000 (i.e. $574,696 plus accrued interests recorded under accounts payable and accrued liabilities) as a contingent liability for these claims, with the expense of legal cost of $254,356 and $222,280 of Overriding Royalty payment included in discontinued operations.  We also accrued $248,000 (recorded under long-term accrued liabilities) as a provision for the 1.5% Overriding Royalty the Company will have to pay on the net value to Hunnisett and Barker of all future production, if any, deriving from Madison Oil's interest in such SASB licenses.

Scowcroft

On June 17, 2009, The Scowcroft Group, Inc. ("Scowcroft") filed a complaint in the U.S. District Court for the District of Columbia against us. The complaint alleged that we breached a contract (the "Scowcroft Contract") between Scowcroft and us relating to the sale of our interests in the SASB and that Scowcroft was entitled to a success fee thereunder as a result of the sale of our interests in the SASB to Petrol Ofisi in March 2009. The complaint also alleged unjust enrichment/quantum meruit and fraud. Scowcroft sought damages in the amount of $2 million plus interest, costs and expenses. On April 30, 2010, Toreador and Scowcroft executed a settlement agreement (the "Settlement Agreement"), pursuant to which Toreador agreed to pay Scowcroft $495,000 and, subject to receipt of such payment, Scowcroft agreed to take actions to dismiss the suit and the parties agreed to a mutual release with respect to claims relating to the Scowcroft Contract.  On April 30, 2010, Toreador made the settlement payment and the parties filed a stipulation of dismissal of the action. As of December 31, 2010, $657,000 has been expensed in discontinued operations consequently, consisting of the settlement amount and associated legal costs.

Petrol Ofisi

On January 25, 2010, we received a claim notice from Tiway under the Share Purchase Agreement, dated September 30, 2009, among us, Tiway Oil AS and Tiway relating to the sale of Toreador Turkey Ltd. (the “SPA”) in respect of a third-party claim asserted by Petrol Ofisi against Toreador Turkey Ltd. in the amount of TRY 7.6 million ($5.1 million), for which Tiway alleges we are liable for an estimated TRY 2.1 million ($1.4 million). A hearing on this matter was held on July 20, 2010, and the Court has appointed three experts to evaluate the case.  A hearing was held on November 2, 2010 and the Court adjourned pending the issuance of the experts’ report. The next hearing is scheduled for April 5, 2011 as the court still awaits the experts' report.  The Company believes that the risk associated with this matter is remote is remote and no liability has been recorded.

TPAO

On October 6, 2010, Toreador received a claim notice from Tiway under the SPA in respect of an arbitration initiated by Türkiye Petrolleri A.O. (“TPAO”) against Tiway relating to alleged damages and losses suffered in connection with the Akçakoca-Çayağzi Pipeline Construction Project in 2005.  Tiway asserts in the letter that the total relief sought is $2,993,038. We do not believe the arbitration initiated by TPAO is justified.

Tiway has assumed the defense of this matter and its legal representatives in Turkey have drafted a detailed defense in which Tiway rejects each of the damages and losses alleged by the TPAO.  The Company does not accept liability for the arbitration under the indemnity provided to Tiway in the Share Purchase Agreement dated September 30, 2009.  The Company is informed the arbitration is estimated to take place in mid-October 2011, in Ankara. The Company believes that the risk associated with this matter is remote is remote and no liability has been recorded.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

Lundin Indemnification

Toreador Energy France SCS ("TEF") executed on August 6, 2010, an indemnification and guarantee agreement for a maximum aggregate amount of €50 million first demand guarantee to cover Lundin International ("Lundin") against any claim by a third party arising from drilling works executed by TEF as operator on the Mairy permit.  The title to the Mairy permit was awarded to Lundin, TEF and EnCore (E&P) Ltd jointly in August 2007. Earlier this year, Lundin communicated its desire to withdraw from the permit on which no drilling works had been performed and consequently assigned its working interest of 40% in equal parts to TEF and EnCore (E&P) Ltd.  TEF subsequently assigned half of its now 50% working interest to Hess Oil France SAS by virtue of the Hess Investment Agreement.  Under French mining law, all titleholders are held jointly and severally responsible for all damages and claims relating to works on a permit.  Therefore, under the indemnification and guarantee agreement, TEF agreed to indemnify Lundin upon notice of any liability or claim for damages by a third party against Lundin in connection with works performed by TEF on the Mairy permit from February 15, 2010 until the transfer of title of such permit is formally accepted by the French government.  No works are expected to begin on the permit, if at all, prior to the second half of 2011, therefore no claims have been made or are currently anticipated under this agreement.

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position.

Shale oil study conducted by French Government

On February 4, 2011, France’s Ministry of Environment and Ministry of Energy announced their intention to conduct a study on the economical, social and environmental stakes relating to the development of shale gas and shale oil in France. On February 10, 2011, Hess and Toreador met with the Ministry of Environment and the Ministry of Energy to discuss the impact this study might have on its unconventional oil exploration. Following a constructive discussion with the Ministers, Toreador has concluded the following:

●
The drilling of the first four vertical wells in our proof of concept program will not involve hydraulic fracturing and will be similar in design to wells drilled over the last fifty years in the Paris Basin. We will determine the timing and sequencing of any hydraulic fracturing operations following the issuance of the final report, which is expected to be issued in June 2011.

●	We will assist the French Government in the study by providing scientific data and practical experiences regarding oil development.

We will also initiate baseline environmental studies with third party French environmental experts that evaluate the quality of groundwater, surface water, surface soils, and air, as well as the potential noise and odor before site construction and before and after drilling operations. These studies will be made available to the French government and incurred by Hess under the Hess Investment Agreement.

On March 2, 2011 an additional study on the impact of shale gas and shale oil was launched by the French National Assembly (the “National Assembly Study”), the conclusions of which are expected to be published in June 2011 (at the same time as the final report relating to the France Shale Study).  On March 11, 2011, the Prime Minister of France announced that the moratorium on unconventional exploration has been extended to exploration permits and works authorizations until mid-June 2011 (originally mid-April), i.e. when the conclusions of the studies on the environmental impact of drilling techniques will have been rendered. The Company does not currently know the impact of such decision on its proof of concept program. The Company is currently evaluating its drilling program in light of these developments and will continue to monitor further developments and adjust its plans as necessary.

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

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

We entered into futures and swap contracts for approximately 16,000 Bbls per month for the months of January 2008 through September 2008.  This resulted in a net derivative fair value loss of $1.8 million for the twelve months ended December 31, 2008, as presented in the table below:

Type	Period	Barrels	Floor	Ceiling	(Gain) Loss
Collar	January 1 — March 31, 2008	48,000	$84.75	$92.75	$19
Collar	April 1 — June 30, 2008	48,000	$92.25	$100.75	2,239
Collar	July 1 — September 30, 2008	48,000	$91.75	$99.75	(477)
					1,781

 On June 16, 2009, we entered into collars contracts for approximately 18,000 Bbls per month for the months of July 2009 through December 2009. This resulted in a realized gain of $7,000 for the year ended December 31, 2009. Presented in the table below is a summary of the contracts entered into for the year ended December 31, 2009 and gain as of December 31, 2009:

Type	Period	Barrels	Floor	Ceiling	(Gain) Loss
Collar	July 1 — December 2009	110,400	$65.00	$77.00	$(7)

In December 2009, we entered into collars contracts for approximately 15,208 Bbls per month for the entire year of 2010. This resulted in a realized gain at December 31, 2010 of $886,000. Presented in the table below is a summary of the contracts entered into for the year end December 31, 2010:

Type	Period	Barrels	Floor	Ceiling	Realized (gain) loss for the year ended, December 31, 2010

Collar	January 1, 2010 - December 31, 2010	182,500	$68.00	$81.00	$(886)

In November 2010, we entered into collars contracts for approximately 15,208 Bbls per month for the entire year of 2011. This resulted in an unrealized loss at December 31, 2010 of $1,330,000. Presented in the table below is a summary of the contracts entered into for the year end December 31, 2011:

Type	Period	Barrels	Floor	Ceiling	Unrealized (gain) loss for the year ended, December 31, 2011

Collar	January 1, 2011 - December 31, 2011	182,500	$78.00	$91.00	$1,330

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

NOTE 14 — FAIR VALUE MEASUREMENTS

The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value at December 31, 2010 and December 31, 2009, due to the short-term nature or maturity of the instruments.

On December 31, 2009, the 5.00% Convertible Senior Notes, which had a book value of $54.6 million, were trading at or near par value, which would equal a fair market value of approximately $52.416 million.

On December 31, 2010, the New Convertible Senior Notes, which had a book value of $31.6 million, were trading at $166.51 which would equal a fair market value of approximately $52.6 million.

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

Goodwill - We account for goodwill in accordance with FASB Accounting Standards Codification No. 350 "Intangibles-Goodwill and Other" ("ASC 350"). Under ASC 350, goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Goodwill fair value is estimated using discounted cash flow method.

Asset Retirement Obligations — The initial measurement of asset retirement obligations at fair value is calculated using cash flows techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Significant Level 3 inputs used in the calculation of asset retirement obligations include plugging costs and reserve lives. A reconciliation of the Company's asset retirement obligation is presented in “Note ##SAP – Significant Accounting Policies”.

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

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
	(in thousands)
Year End
December 31,
2010

8.00/7.00%
Convertible Senior
Notes	$35,065	—	—	$35,065	$—

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

The following table summarizes the valuation of our investments and financial instrument assets (liabilities) measured on a recurring basis at fair value by pricing levels:

	Fair Value Measurement Using
	(Level 1)	(Level 2)	(Level 3)	Total

As of December 31, 2010:
Oil derivative contracts	$-	$-	$1,330	$1,330

Total	$-	$-	$1,330	$1,330

As of December 31, 2009:
Oil derivative contracts	$-	$-	$886	$886
	$-	$-	$886	$886

The table below summarizes the change in carrying values associated with Level 3 financial instruments:

	For The Year Ended	For The Year Ended
	December 31, 2010	December 31, 2009
	Oil Derivative Contracts	Oil Derivative Contracts
Balance at beginning of year	$886	$-
Realized (gain) loss	(886)
Unrealized (gain) loss	1,330	886

Balance at end of the year	$1,330	$886

NOTE 15 — DISCONTINUED OPERATIONS

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

As of December 31, 2010, we had accrued approximately $644,000 (i.e. $574,696 plus accrued interest) as a contingent liability for these claims, with the expense of legal cost of $254,356 and $222,280 of Overriding Royalty payment included in discontinued operations.  We also accrued $248,000 (recorded under long-term accrued liabilities) as a provision for the 1.5% Overriding Royalty the Company will have to pay on the net value to Hunnisett and Barker of all future production, if any, deriving from Madison Oil's interest in such SASB licenses. (See “Note 12 – Commitments and contingencies”).

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

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

The results of operations of assets in Romania, Turkey and Hungary have been presented as discontinued operations in the accompanying consolidated statement of operations.  Results for these assets reported as discontinued operations were as follows:

Discontinued Operations were as follows for the year ended December 31 2010, 2009 and 2008:

	For The Year Ended December 31,
	2010	2009	2008
Revenue and other income
Sales and other operating revenue	$107	$4,545	$28,226
Operating costs and expenses:
Lease operating expense	—	886	7,971
Exploration expense	—	868	4,582
Dry hole costs	—	1,318	—
Depreciation, depletion and amortization	—	157	28,148
Accretion on discounted assets and liabilities	—	—	—
Impairment of oil and natural gas properties	—	10,725	82,951
General and administrative expense	1,070	3,424	2,445
(Gain) loss on sale of properties and other assets	—	(3,583)	123
Total operating costs and expenses	1,070	13,795	126,220
Operating loss	(963)	(9,250)	(97,994)
Other income (expense)
Foreign currency exchange gain	258	3,822	(342)
Interest and other income	66	414	1,004
Loss on early extinguishment of debt — revolving credit facility	—	(4,881)	—
Other expense	—	—	—
Interest expense, net of interest capitalized	—	(185)	(3,679)
Loss before income taxes	(639)	(10,080)	(101,011)
Income tax provision	(101)	—	574
Net loss from discontinued operations	$(740)	$(10,080)	$(101,585)

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

NOTE 16 — GEOGRAPHIC OPERATING SEGMENT INFORMATION

We have operations in only one industry segment, the oil exploration and production. We are structured along geographic operating segments or regions. As a result, we have reportable operations in the United States and Western Europe (France). Geographic operating segment income tax expenses have been determined based on statutory rates existing in the various tax jurisdictions where we have oil and natural gas producing activities.

During the fourth quarter of 2010, the Company fully consolidated Toreador International Holding LLC (“TIH”), its wholly-owned subsidiary incorporated in Hungary. Consequently, the full year 2010 results of TIH were incorporated in the Company’s consolidated financial statements as of December 31, 2010, resulting in an increase in Company’s equity of $202,000 consisting of $147,000 of net income generated by TIH during the twelve months ended December 31, 2010 and $55,000 from prior fiscal periods which is not material to the financial position of the company.

        We allocate a portion of certain United States based employees salaries to our foreign subsidiaries. The amount allocated is based on an estimate of the time that employee has spent working on that on that subsidiary. We periodically review these percentages to make sure that our assumptions are still valid.

	United States	France	Total
	(In thousands)
For The Year Ended December 31, 2010
Revenues and other income:
Sales and other operating revenue	$27	$23,967	$23,994
Other income	-	16,770	16,770
Total revenues and other income	27	40,737	40,764
Operating costs and expenses:
Lease operating expense	-	11,597	11,597
Exploration expense	17	1,960	1,977
Depreciation, depletion and amortization	94	4,296	4,390
Accretion on discounted assets and liabilities (Notes 2)	(593)	504	(89)
General and administrative	10,152	5,025	15,177
Loss (gain) on oil and gas derivative contracts (Note 13)	444	-	444
Total operating costs and expenses	10,114	23,382	33,496
Operating income (loss)	(10,087)	17,355	7,268
Other (expense) income:
Foreign currency exchange gain (loss)	43	(917)	(874)
Loss on the early extinguishment of debt	(4,256)
Interest expense, net of interest capitalized	(4,860)	102	(4,758)
Total other income (expense)	(9,073)	(815)	(9,888)
Income (loss) before taxes from continuing operations	(19,160)	16,540	(2,620)
Income tax (benefit) provision (Note 9)	(153)	6,283	6,130
Loss from continuing operations, net of income taxes	(19,007)	10,257	(8,750)
Selected assets:
Properties and equipment	731	108,248	108,979
Accumulated depreciation, depletion, and amortization	(340)	(42,861)	(43,201)
Oil and natural gas properties, net	391	65,387	65,778
Goodwill	-	3,685	3,685
Total assets for reportable segments	49,798	97,331	147,129
Expenditures for additions to long-lived assets:
Exploration costs	-	218	218
Total expenditures for long-lived assets	-	218	218

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

	United States	France	Total
		(In thousands)
For The Year Ended December 31, 2009
Revenues and other income:
Sales and other operating revenue	$461	$18,775	$19,236
Other income	-	-	-
Total revenues and other income	461	18,775	19,236
Operating costs and expenses:
Lease operating expense	-	8,396	8,396
Exploration expense	138	-	138
Depreciation, depletion and amortization	292	4,964	5,256
Accretion on discounted assets and
liabilities (Note 2)		507	507
General and administrative	16,666	3,694	20,360
Gain on sale of properties and other
assets	(121)		(121)
Loss (gain) on oil and gas derivative
contracts (Note 13)	886	(7)	879
Total operating costs and expenses	17,861	17,554	35,415
Operating income (loss)	(17,400)	1,221	(16,179)
Other (expense) income:
Foreign currency exchange gain (loss)			-
Other income	182	215	397
Total other income (expense)	182	215	397
Loss before taxes from continuing operations	(17,218)	1,436	(15,782)
Income tax (benefit) provision (Note 9)	408	42	450
Loss from continuing operations, net of income
taxes	(16,810)	1,478	(15,332)
Selected assets:
Properties and equipment	$650	$115,785	$116,435
Accumulated depreciation, depletion, and
amortization	(246)	(41,568)	(41,814)
Oil and natural gas properties, net	$404	$74,217	$74,621
Goodwill	$-	$3,973	$3,973
Total assets for reportable segments	$42,996	$100,989	$143,985
Expenditures for additions to long-lived assets:
Exploration costs	$-	$2,887	$2,887
Development costs	-	499	499
Total expenditures for long-lived
assets	$-	$3,386	$3,386

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

	United States	France	Total
		(In thousands)
For The Year Ended December 31, 2008
Revenues and other income:
Sales and other operating revenue	$52	$34,098	$34,150
Other income			-
Total revenues and other income	52	34,098	34,150
Operating costs and expenses:
Lease operating expense	-	9,263	9,263
Exploration expense	1,080	144	1,224
Depreciation, depletion and amortization	307	4,330	4,637
Accretion on discounted assets and
liabilities (Note 2)	-	357	357
Impairment of oil and natural gas
properties and intangible assets	2,282	-	2,282
General and administrative	11,747	1,295	13,042
Loss (gain) on oil and gas derivative
contracts (Note 13)	-	1,781	1,781
Total operating costs and expenses	15,416	17,170	32,586
Operating income (loss)	(15,364)	16,928	1,564
Other (expense) income:
Other income (expense)	(3,154)	72	(3,082)
Total other income (expense)	(3,154)	72	(3,082)
Loss before taxes from continuing operations	(18,518)	17,000	(1,518)
Income tax (benefit) provision (Note 9)	563	(6,065)	(5,502)
Loss from continuing operations, net of income
taxes	(17,955)	10,935	(7,020)
Selected assets:
Properties and equipment	$1,860	$108,668	$110,528
Accumulated depreciation, depletion, and
amortization	(1,163)	(36,612)	(37,775)
Oil and natural gas properties, net	$697	$72,056	$72,753
Goodwill	$-	$3,838	$3,838
Total assets for reportable segments	$276,434	$93,691	$370,125
Expenditures for additions to long-lived assets:
Exploration costs	$-	$431	$431
Development costs	10	-	10
Total expenditures for long-lived
assets	$10	$431	$441

TOREADOR RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 (CONTINUED)

	December 31,
	2010	2009
	(in thousands)
Total assets for reportable segments	$147,129	$143,985
Total assets of entities held for sale
Elimination of intersegment receivables and investments	(46,830)	(46,830)

Total consolidated assets	$100,299	$97,155

NOTE 17— SUBSEQUENT EVENTS

The Company evaluated its December 31, 2010 financial statements for subsequent events through the date the financial statements were issued.

Concessions Renewal

The decrees relating to the renewal of the Châteaurenard concession and of the Saint-Firmin-des-Bois concession, which together account for nearly all of Toreador’s existing reserves, received final French government approvals on February 1, 2011, and were published in the French Journal Officiel on February 3, 2011.  The renewals extend the expiry date of both concessions to January 1, 2036.

TOREADOR RESOURCES CORPORATION

SUPPLEMENTAL OIL AND NATURAL GAS RESERVES AND STANDARDIZED MEASURE
INFORMATION (UNAUDITED)

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

        Our adoption of ASU 2010-03 and the Final Rule on December 31, 2009 impacted our financial statements and other disclosures in our annual report on Form 10-K for the year ended December 31, 2009, as follows:

●	All oil and gas reserves volumes presented as of and for the year ended December 31, 2009 were prepared using the updated reserves rules and are not on a basis comparable with prior periods.

●
This change in comparability occurred because we estimated our proved reserves at December 31, 2009 using the updated reserves rules, which require use of the unweighted average first-day-of-the-month commodity prices for the prior twelve months  , adjusted for market differentials, and permits the use of reliable technologies to support reserve estimates. Under the previous reserve estimation rules, which are no longer in effect, our net proved oil and gas reserves would have been calculated using end of period oil and gas prices. Adoption of ASU 2010-03 and the Final Rule did not have any significant effect on our reserves estimate, however, standardized measure of discounted future net cash flows related to proved reserves decreased by approximately $29 million due to use of unweighted twelve month average price compare to year end price.

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

TOREADOR RESOURCES CORPORATION

SUPPLEMENTAL OIL AND NATURAL GAS RESERVES AND STANDARDIZED MEASURE
INFORMATION (UNAUDITED)

	France	Turkey	Romania	Hungary	Total
	Natural Gas (MMcf)
PROVED RESERVES
December 31, 2007	—	12,939	772	—	13,711
Revisions of previous estimates	—	(819)	(310)	950	(179)
Extensions, discoveries and other additions	—	—	—	—	—
Sale of reserves	—	—	—	—	—
Production	—	(1,643)	(376)	—	(2,019)

December 31, 2008	—	10,477	86	950	11,513
Revisions of previous estimates	—	—	—	—	—
Extensions, discoveries and other additions	—	—	—	—	—
Sale of reserves	—	(10,477)	(86)	(950)	(11,513)
Production	—	—	—	—	—

December 31, 2009	—	—	—	—	—
Revisions of previous estimates	—	—	—	—	—
Extensions, discoveries and other additions	—	—	—	—	—
Sale of reserves	—	—	—	—	—
Production	—	—	—	—	—

December 31, 2010	—	—	—	—	—

PROVED DEVELOPED
December 31, 2008	—	2,437	86	950	3,473

December 31, 2009	—	—	—	—	—

December 31, 2010	—	—	—	—	—

	Oil (MBbls)
PROVED RESERVES
December 31, 2007	9,968	1,049	6	—	11,023
Revisions of previous estimates	(4,694)	(253)	(2)	1	(4,948)
Extensions, discoveries and other additions	—	—	—	—	—
Sale of reserves	—	—	—	—	—
Production	(360)	(55)	(3)	—	(418)

December 31, 2008	4,914	741	1	1	5,657
Revisions of previous estimates	1,217	—	—	—	1,217
Extensions, discoveries and other additions	—	—	—	—	—
Sale of reserves	—	(741)	(1)	(1)	(743)
Production	(328)	—	—	—	(328)

December 31, 2009	5,803	—	—	—	5,803
Revisions of previous estimates	43	—	—	—	43
Extensions, discoveries and other additions	—	—	—	—	—
Sale of reserves	—	—	—	—	—
Production	(323)	—	—	—	(323)

December 31, 2010	5,153	—	—	—	5,523

PROVED DEVELOPED
December 31, 2008	4,385	500	1	1	4,887

December 31, 2009	5,383	—	—	—	5,383

December 31, 2010	5,111	—	—	—	5,111

PROVED UNDEVELOPED
December 31, 2008	529	241	—	—	770
December 31, 2009	420	—	—	—	420
December 31, 2010	412	—	—	—	412

TOREADOR RESOURCES CORPORATION

SUPPLEMENTAL OIL AND NATURAL GAS RESERVES AND STANDARDIZED MEASURE
INFORMATION (UNAUDITED)

The following information was developed utilizing procedures prescribed by FASB Accounting Standards Codification Topic 932, Extractive Industries — Oil and Gas (Topic 932). The information is based on estimates prepared by our independent engineering firm. The "standardized measure of discounted future net cash flows" should not be viewed as representative of the current value of our proved oil reserves. It and the other information contained in the following tables may be useful for certain comparative purposes, but should not be solely relied upon in evaluating us or our performance.

        In reviewing the information that follows, we believe that the following factors should be taken into account:

●	future costs and sales prices will probably differ from those required to be used in these calculations;

●	actual production rates for future periods may vary significantly from the rates assumed in the calculations;

●	a 10% discount rate may not be reasonable relative to risk inherent in realizing future net oil revenues; and

●	future net revenues may be subject to different rates of income taxation.

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

        The prices of oil and natural gas at December 31, 2010, 2009, and 2008 used to estimate reserves in the table shown below, were $79.35, $56.99 and  $34.29 per Bbl of oil, respectively, and $0, $0 and $12.68 per Mcf of natural gas, respectively. The price at December 31, 2010 and 2009, were the average price for the corresponding year. 2008 is at the price as of December 31, 2008.

TOREADOR RESOURCES CORPORATION

SUPPLEMENTAL OIL AND NATURAL GAS RESERVES AND STANDARDIZED MEASURE
INFORMATION (UNAUDITED)

	France	Turkey		Romania		Hungary		Total
	(In thousands)
As of and for the year ended December 31, 2008
Future cash inflows	$170,662		$155,179		$412		$13,735	$339,988
Future production costs	105,298		26,939		381		1,851	134,469
Future development costs	13,658		71,283		159		550	85,650
Future income tax expense	10,027		-		-		-	10,027

Future net cash flows	41,679		56,957		(128)		11,334	109,842
10% annual discount for estimated timing of cash flows	23,116		29,909		(7)		2,056	55,074

Standardized measure of discounted future net cash flows related to proved reserves	$18,563		$27,048		$(121)		$9,278	$54,768

As of and for the year ended December 31, 2009
Future cash inflows	$301,070		$-		$-		$-	$301,070
Future production costs	187,900		-		-		-	187,900
Future development costs	60,160		-		-		-	60,160
Future income tax expense	11,959		-		-		-	11,959

Future net cash flows(1)	41,051		-		-		-	41,051
10% annual discount for estimated timing of cash flows	24,282		-		-		-	24,282

Standardized measure of discounted future net cash flows related to proved reserves(1)	$16,769		$-		$-		$-	$16,769

As of and for the year ended December 31, 2010
Future cash inflows	$391,860	$		$		$		$391,860
Future production costs	176,630							176,630
Future development costs	33,500							33,500
Future income tax expense	79,221							79,221

Future net cash flows	102,509		-		-		-	102,509
10% annual discount for estimated timing of cash flows	57,114							57,114

Standardized measure of discounted future net cash flows related to proved reserves	$45,395		$-		$-		$-	$45,395

(1) The negative values are due to plugging and abandonment costs incurred in the final year.

TOREADOR RESOURCES CORPORATION

SUPPLEMENTAL OIL AND NATURAL GAS RESERVES AND STANDARDIZED MEASURE
INFORMATION (UNAUDITED)

The following are the principal sources of change in the standardized measure:

	France	Turkey	Romania	Hungary	Total
	(In thousands)
Balance at December 31, 2007	174,211	84,048	1,110	—	259,369
Sales of oil and natural gas, net	(24,834)	(22,191)	1,906	—	(45,119)
Net changes in prices and production costs	(212,520)	(7,298)	(481)	—	(220,299)
Net change in development costs	7,795	(30,943)	(62)	(451)	(23,661)
Extensions and discoveries	—	—	—	—	-
Revisions of previous quantity estimates	(26,219)	(11,419)	(105)	9,737	(28,006)
Previously estimated development costs incurred	—	(5,475)	—	—	(5,475)
Net change in income taxes	81,846	5,329	(2,712)	38	84,501
Accretion of discount	26,260	8,938	111	—	35,309
Sale of reserves	—	—	—	—	-
Other	(7,976)	6,059	112	(46)	(1,851)

Balance at December 31, 2008	18,563	$27,048	$(121)	$9,278	$54,768
Sales of oil and natural gas, net	(10,379)	(4,753)	(72)	—	(15,204)
Net changes in prices and production costs	18,069	—	—	—	18,069
Net change in development costs	(22,579)	—	—	—	(22,579)
Extensions and discoveries	—	—	—	—	-
Revisions of previous quantity estimates	11,531	—	—	—	11,531
Previously estimated development costs incurred	—	—	—	—	-
Net change in income taxes	(7,774)	—	—	—	(7,774)
Accretion of discount	2,511	—	—	—	2,511
Sale of reserves	—	(22,295)	193	(9,278)	(31,380)
Other	6,827	—	—	—	6,827

Balance at December 31, 2009	$16,769	$-	$-	$-	$16,769
Sales of oil and natural gas, net	(12,369)	—	—	—	(12,369)
Net changes in prices and production costs	8,829	—	—	—	8,829
Net change in development costs	12,061	—	—	—	12,061
Extensions and discoveries	—	—	—	—	-
Revisions of previous quantity estimates	723	—	—	—	723
Previously estimated development costs incurred	—	—	—	—	-
Net change in income taxes	(11,484)	—	—	—	(11,484)
Accretion of discount	2,511	—	—	—	2,511
Sale of reserves	—	—	—	—	-
Other	28,355	—	—	—	28,355

Balance at December 31, 2010	$45,395	$-	$-	$-	$45,395

Computation of Ratio of Earnings to Fixed Charges:
	For The Year Ended December 31,
	2010	2009	2008	2007	2006
Earnings (loss):
Pretax
Income from continuing operations	$(9,004)	$(15,782)	$(102,507)	$(81,466)	$10,115

Add: fixed charges	$3,748	$3,493	$7,848	$4,291	$1,099
Equity in earnings of unconsolidated sub	-	-	-	(22)	401

Less:
Pref Dividends (grossed-up)	-	-	-	(162)	(245)
Interest capitalized	-	230	-	-	(8)

Earnings as defined in Item 503 of Reg. S-K	$(5,255)	$(12,059)	$(94,659)	$(77,359)	$11,362
Fixed Costs:
Interest expense	$3,550	$3,525	7,650	3,940	660
cap int	-	(230)	-	-	8
Pref Dividends (grossed-up)	-	-	-	162	245
Interest included in rental expense	198	198	198	189	186
Fixed costs as defined in Item 503 of Reg. S-K	$3,748	$3,493	$7,848	$4,291	$1,099

Ratio of earnings to fixed costs	N/A	N/A	N/A	N/A	13.31
Pref Dividends Excluded
$ value of deficiency	$(9,004)	$(15,552)	$(102,507)	$(81,488)	N/A

Ratio of earnings to fixed costs	N/A	N/A	N/A	N/A	10.34
and preference dividends
$ value of deficiency	$(9,004)	$(15,552)	$(102,507)	$(81,650)	N/A