Form 10-K/A
period 2010-12-31
TOREADOR RESOURCES CORP
filed 2011-04-08
CIK 98720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or infomration statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the U.S. Securities and Exchange Commission on March 16, 2011, to correct certain inadvertent omissions of Items 9B, 10 and 11 we discovered in our original filing. In order to ensure that the filing is complete and there are no other omissions, we are refiling the Form 10-K for the fiscal year ended December 31, 2010 in full.

We also have provided current certifications from our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002, and Section 1350 of Title 18 of the United States Code, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

Other than the changes referred to above, all other infomraiton included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 remains unchanged. This Amendment No. 1 does not reflect events occuring after the filing of our Form 10-K and does not modify or update the disclosures therein in anyway other than to reflect the amendments as described above and of forth below.

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

Item 9B.     Other Information.

None.

Item 10.     Directors, Executive Officers and Corporate Governance.

Information required by this item relating to our (i) directors, nominees for directors and executive officers, (ii) audit committee, (iii) Code of Ethical Conduct and Business Practices, (iv) changes in procedures by which security holders may recommend nominees to our board of directors, and (v) compliance with Section 16(a) of the Securities Exchange Act will be set forth in our Proxy Statement relating to the 2011 Annual Meeting of Stockholders, and that is incorporated herein by reference.

Item 11.     Executive Compensation.

Information required by this item relating to executive compensation will be set forth in our Proxy Statement relating to the 2011 Annual Meeting of Stockholders and that is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

April 7, 2011	TOREADOR RESOURCES CORPORATION

/s/ Craig M. McKenzie
Craig M. McKenzie
President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated therein.

Signature	Capacity in Which Signed	Date

/s/ Craig M. McKenzie	President, Chief Executive Officer and Director	April 7, 2011
Craig M. McKenzie	(Principal Executive Officer)

/s/ Marc Sengès	Chief Financial Officer	April 7, 2011
Marc Sengès	(Principal Financial and Accounting Officer)

/s/ Peter Hill*	Chairman and Director	April 7, 2011
Peter Hill

/s/ Ian Vann*	Director	April 7, 2011
Ian Van

/s/ Bernard Polge de Combret*	Director	April 7, 2011
Bernard Polge de Combret

/s/ Herbert Williamson*	Director	April 7, 2011
Herbert Williamson

/s/ Adam Kroloff*	Director	April 7, 2011
Adam Kroloff

* By Marc Sengès as attorney-in-fact.

INDEX TO EXHIBITS

Exhibit Number	Description
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

12.1	Computation of Ratio of Earnings to Fixed Charges. (previously filed with our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

21.1	Subsidiaries of Toreador Resources Corporation. (previously filed with our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

23.1	Consent of Ernst and Young Audit. (previously filed with our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).
23.2	Consent of Grant Thornton LLP. (previously filed with our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

23.3	Consent of Gaffney, Cline & Associates Ltd. (previously filed with our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

24.1	Power of Attorney (included as part of the signature page). (previously filed with our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	French Ministry Documentation (previously filed as Exhibit 99.1 to the Amended Annual Report on Form 10-K/A for the year ended December 31, 2006 and incorporated herein by reference).

99.2	Report of Gaffney, Cline & Associates Ltd. (previously filed as Exhibit 99.2 to our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

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