Form 10-Q
period 2011-03-31
TOREADOR RESOURCES CORP
filed 2011-05-10
CIK 98720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-02517
TOREADOR RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-0991164
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification Number)
c/o Toreador Holding SAS
5 rue Scribe
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2011, there were 25,957,705 shares of common stock, par value $0.15625 per share, outstanding.

TOREADOR RESOURCES CORPORATION
 i

PART I. FINANCIAL INFORMATION
    ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)
TOREADOR RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$16,009	$21,616
Restricted cash (Notes 10 and 12)	2,810	-
Accounts receivable (Note 2)	6,047	4,427
Income tax receivable (Note 8)	-	-
Other	3,451	2,959

Total current assets	28,317	29,002

Oil properties
Oil properties, gross	116,043	108,979
Accumulated depletion, depreciation and amortization	(47,644)	(43,201)

Oil properties, net	68,399	65,778

Investments	200	200
Goodwill	3,918	3,685
Other assets	1,502	1,634

Total assets	$102,336	$100,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,549	$11,890
Deferred lease payable — current portion	115	113
Derivatives (Note 12)	3,587	1,330
Income taxes payable (Note 8)	7,754	6,341

Total current liabilities	21,005	19,674

Long-term accrued liabilities	354	348
Deferred lease payable, net of current portion	300	329
Asset retirement obligations (Note 6)	7,446	6,866
Deferred income tax (Note 8)	15,276	14,618
Long-term debt (Notes 5 and 13)	34,150	34,394

Total liabilities	78,531	76,229
Stockholders’ equity:
Common stock, $0.15625 par value, 50,000,000 shares authorized; 25,957,705 and 25,849,705 shares issued at March 31, 2011 and December 31, 2010, respectively	4,056	4,039
Additional paid-in capital	201,401	200,230
Accumulated deficit	(191,327)	(186,068)
Accumulated other comprehensive income	12,209	8,403
Treasury stock at cost, 721,027 shares for 2010 and 2011	(2,534)	(2,534)

Total stockholders’ equity	23,805	24,070

Total liabilities and stockholders’ equity	$102,336	$100,299

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010

	(Unaudited)
	(In thousands, except per share data)
Revenues and other income:
Sales and other operating revenue	$7,855	$5,511
Other income	1,340	-

Total revenues and other income	9,195	5,511
Operating costs and expenses:
Lease operating expense	2,555	1,240
Exploration expense	632	18
Depreciation, depletion and amortization	1,439	1,004
Accretion on discounted assets and liabilities (Notes 5 and 6)	(112)	57
General and administrative	4,646	5,005
Loss (gain) on oil derivative contracts (Note 12)	2,257	(31)

Total operating costs and expenses	11,416	7,294
Operating loss	(2,221)	(1,783)
Other (expense) income:
Foreign currency exchange gain (loss)	(698)	205
Loss on the early extinguishment of debt (Note 5)	-	(4,256)
Interest expense, net of interest capitalized (Note 5)	(1,423)	(740)

Total other income (expense)	(2,121)	(4,791)
Loss before taxes from continuing operations	(4,343)	(6,574)
Income tax provision (Note 8)	753	330

Loss from continuing operations, net of income taxes	(5,095)	(6,904)
Loss from discontinued operations, net of income taxes (Note 11)	(163)	(575)

Net loss available to common shares	$(5,259)	$(7,479)

Basic loss available to common shares per share:
From continuing operations, net of income taxes	$(0.20)	$(0.30)
From discontinued operations, net of income taxes	(0.01)	(0.02)

	$(0.21)	$(0.32)

Diluted loss available to common shares per share:
From continuing operations, net of income taxes	$(0.20)	$(0.30)
From discontinued operations, net of income taxes	(0.01)	(0.02)

	$(0.21)	$(0.32)

Weighted average shares outstanding:
Basic	25,930	23,002

Diluted	25,930	23,002

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)
(In thousands)

					Accumulated
	Common		Additional		Other	Treasury		Total
	Stock	Common	Paid-in	Accumulated	Comprehensive	Stock	Treasury	Stockholders’
	(Shares)	Stock ($)	Capital	deficit	Income (loss)	(Shares)	Stock ($)	Equity
Balance at December 31, 2010	25,850	$4,039	$200,230	$(186,068)	$8,403	721	$(2,534)	$24,070
Exercise of stock options	-	-	-	-	-	-	-	-
Return of stock options exercised	-	-	-	-	-	-	-	-
Issuance of restricted stock	108	17	(17)	-	-	-	-	-
Issuance of common stock	-	-	-	-	-	-	-	-
Amortization of deferred stock compensation	-	-	1,181	-	-	-	-	1,181
Net loss	-	-	-	(5,259)	-	-	-	(5,259)
Foreign currency translation adjustment	-	-	-	-	3,806	-	-	3,806
Tax effect of restricted stock	-	-	7	-	-	-	-	7
Payment of equity issuance costs	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-

Balance at March 31, 2011	25,958	$4,056	$201,401	$(191,327)	$12,209	721	$(2,534)	$23,805

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(5,259)	$(7,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	1,439	1,098
Accretion on discounted assets and liabilities	(112)	57
Amortization of deferred debt issuance costs	134	49
Stock based compensation	1,181	1,129
Deferred income taxes (liabilities) benefit	658	(571)
Loss on early extinguishment of debt — convertible notes	-	4,256
Unrealized loss (gain) on commodity derivatives	2,257	(31)
Tax expense related to restricted stock	7	-
Effect of the effective interest rate method	8	-
Increase in restricted cash	(2,810)	-
(Increase) decrease in accounts receivable	(1,620)	271
(Increase) decrease in income taxes receivable	-	(354)
(Increase) decrease in other current assets	(492)	1,382
(Increase) decrease in other assets	(2)	435
Decrease in accounts payable and accrued liabilities	(2,341)	(4,586)
Decrease in deferred lease payable	(27)	(26)
Increase in income taxes payable	1,413	187
Decrease in long-term accrued liabilities	-	(24)

Net cash used in operating activities	(5,566)	(4,207)
Cash flows from investing activities:
Additions to property and equipment	(233)	(186)

Net cash used in investing activities	(233)	(186)
Cash flows from financing activities:
Repayment of convertible notes	-	(22,231)
Issuance of convertible notes	-	31,631
Deferred debt issuance costs	-	(1,936)
Proceeds from issuance of common stock, net of equity issuance costs of $2,489	-	26,836
Proceeds from exercise of stock options	-	15

Net cash provided by financing activities	-	34,315
Net increase (decrease) in cash and cash equivalents	(5,799)	29,922
Effects of foreign currency translation on cash and cash equivalents	192	(479)
Cash and cash equivalents, beginning of period	21,616	8,712

Cash and cash equivalents, end of period	$16,009	38,155

Supplemental disclosures:
Cash paid during the period for interest, net of interest capitalized	$1,265	$371
Cash paid during the period for income taxes	$4	$4
The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION
               The consolidated financial statements of Toreador Resources Corporation and subsidiaries (“Toreador,” “we,” “us,” “our,” or the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature, unless noted herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, which was filed with the SEC on April 8, 2011. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
               We are a Delaware corporation that was incorporated in 1951. Our common stock is traded on the NASDAQ Global Market under the trading symbol “TRGL” and on the Professional Segment of NYSE Euronext Paris under the trading symbol “TOR”.
               Our offices in the United States are located at 13760 Noel Road, Suite 1100, Dallas, TX, 75240-1383 (telephone number: (214) 559-3933). Our principal executive offices are located at c/o Toreador Holding SAS, 5 rue Scribe, 75009 Paris, France (telephone number: +33 1 47 03 34 24). Our website address is www.toreador.net.
               Unless otherwise noted, amounts reported in tables are in thousands, except per share data.
               Certain previously recorded amounts have been reclassified to conform to this period presentation.
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
               We recognize revenue for our remaining production when the quantities are delivered to or collected by the respective purchaser. Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices. The purchasers of such production have historically made payment for crude oil purchases within thirty and sixty days of the end of each production month, respectively. We periodically review the difference between the dates of production and the dates we collect payment for such production to ensure that receivables from those purchasers are collectible. Taxes associated with production are classified as lease operating expense.
               On May 10, 2010, our subsidiary, Toreador Energy France (“TEF”) entered into an investment agreement (the “Hess Investment Agreement”) with Hess Oil France S.A.S. (“Hess”) relating to exploitation of our shale oil acreage in the Paris Basin.

TOREADOR RESOURCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
               Under the Hess Investment Agreement, TEF, is entitled to invoice Hess for all exploration, salary and general and administrative expenses that are associated with its activities as operator under the exploration permits we hold and in which we transferred to Hess 50% of our interest pursuant to the Hess Investment Agreement. We invoice Hess Oil France for such administrative expenses based on time spent by our employees at an agreed hourly rate and we recognize other operating income as the general and administrative expense are incurred.
New Accounting Pronouncements
               On January 1, 2011, Toreador adopted changes issued by the Financial Accounting Standards Board (FASB) to revenue recognition for multiple-deliverable arrangements “ASU 2009-13 — Multiple-Deliverable Revenue Arrangements (EITF Issue 08-1; ASC 605)”. The adoption of these changes had no impact on our condensed consolidated financial statements, as Toreador does not currently have any such arrangements with its customers.
               On January 1, 2011, Toreador adopted changes issued by the FASB to the classification of certain employee share-based payment awards “ASU 2010-13 — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (EITF Issue 09-J; ASC 718)”. The adoption of these changes had no impact on the condensed consolidated financial statements.
               On January 1, 2011, Toreador adopted changes issued by the FASB to the testing of goodwill for impairment “ASU 2010-28 — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (EITF Issue 10-A; ASC 350)”. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors. This will result in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. As Toreador’s reporting unit is not zero or negative, the adoption of these changes had no impact on our condensed consolidated financial statements.
               On January 1, 2011, Toreador adopted changes issued by the FASB to the disclosure of pro forma information for business combinations (ASU 2010-29 — Disclosure of Supplementary Pro Forma Information for Business Combinations (EITF Issue 10-G; ASC 805). The adoption of these changes had no impact on our condensed consolidated financial statements.
               In January 2010, the FASB issued guidance that clarifies and requires new disclosures about fair value measurements “ASU 2010-06 — Improving Disclosures about Fair Value Measurements (ASC 820)”. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy, were adopted by the Company in the first quarter of 2010. The new guidance also requires that purchases, sales, issuances, and settlements be presented gross in the Level 3 reconciliation and that requirement is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years, with early adoption permitted. Adoption of the guidance which only amends the disclosures requirements did not have significant impact on our condensed consolidated financial statements.
               On July 21, 2010 the FASB issued “ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” which amends existing disclosure guidance to require entities to provide extensive new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses. ASU 2010-20 is effective for fiscal and interim periods beginning after December 15, 2010. The adoption of these changes had no impact on our condensed consolidated financial statements.
NOTE 2 - CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE
               Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, and our hedging and derivative financial instruments. We place our cash with high-credit quality financial institutions. We currently sell oil to one customer, TOTAL. Substantially all of our accounts receivable are due from TOTAL, as purchaser of our oil production, and from our partner Hess Oil France

TOREADOR RESOURCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
in connection with all exploration, salary and general and administrative expenses that are associated with, and invoiced to Hess Oil France pursuant to the Hess Investment Agreement. We place our hedging and derivative financial instruments with financial institutions and other firms that we believe have high credit-ratings.
               We periodically review the collectability of accounts receivable and record an allowance for doubtful accounts on those amounts which are, in our judgment, unlikely to be collected. We have not had any significant credit losses in the past and we believe our accounts receivable are fully collectable with the exception of the current allowance.
               Accounts receivable consisted of the following:

	March 31,		December 31,

	2011		2010
Oil sales and other income receivable	$5,093		$3,843
Recoverable VAT	665		439
Other accounts receivable	684		539
Bad debt allowance	(395)	(1)	(395)

	$6,047		$4,427

(1) Relating to discontinued operation in Romania
NOTE 3 — EARNINGS (LOSS) PER COMMON SHARE
               The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per common share computation:

	Three Months Ended
	March 31,
	2011	2010

Basic loss per share:
Numerator:
Loss from continuing operations, net of income tax	$(5,095)	$(6,904)
Loss from discontinued operations, net of income tax	(163)	(575)

Net loss available to common shareholders	$(5,259)	$(7,479)

Denominator:
Weighted average common shares outstanding	25,930	23,002

Basic loss available to common shareholders per share from:
Continuing operations	$(0.20)	$(0.30)
Discontinued operations	(0.01)	(0.02)

Diluted loss per share	$(0.21)	$(0.32)

Diluted loss per share:
Numerator:
Loss from continuing operations, net of income tax	$(5,095)	$(6,904)
Loss from discontinued operations, net of income tax	(163)	(575)

Net loss available to common shareholders	$(5,259)	$(7,479)

Denominator:
Weighted average common shares outstanding	25,930	23,002

TOREADOR RESOURCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

Stock options and warrants	-	(1)	-	(1)
Conversion of notes payable	-	(2)	-	(2)

Diluted shares outstanding	25,930		23,002

Diluted loss available to common shareholders per share from:
Continuing operations	$(0.20)		$(0.30)
Discontinued operations	(0.01)		(0.02)

	$(0.21)		$(0.32)

(1)	The computation of the dilutive effect resulted in an increase of 15,000 dilutive shares. However, as of March 31, 2011, there is no dilutive effect as the Company’s performance resulted in a loss.

(2)
The Company’s 8.00%/7.00% Convertible Senior Notes due 2025 are not eligible for conversion in 2011 (subject to certain terms and conditions under the Indenture dated as of February 1, 2010), therefore, there are no dilutive shares.

TOREADOR RESOURCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
NOTE 4 — COMPREHENSIVE INCOME (LOSS)
The following table presents the components of comprehensive loss, net of related tax:

	Three Months Ended

	March 31,

	2011	2010

Net loss	$(5,259)	$(7,479)
Foreign currency translation adjustment	3,806	(4,699)

Comprehensive loss	$(1,453)	$(12,178)

NOTE 5 — LONG-TERM DEBT
               Long-term debt consisted of the following:

	March 31,		December 31,

	2011		2010
Convertible senior notes	$34,150	(1)	$34,394
Less: current portion	-		-

Total long-term debt	$34,150		$34,394

(1)
The New Convertible Senior Notes are amortized to the principal amount through the date of the first put right on October 1, 2013 using the effective interest rate method (“EIR”). For the three months ended March 31, 2011, $252,000 was recorded in accretion income and $8,000 in interest expense.

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
               We incurred approximately $1.9 million of costs associated with the issuance of the New Convertible Senior Notes; these costs have been recorded in other assets on the balance sheets and are being amortized using the Effective Interest Rate (“EIR”) method to interest expense over the term of the New Convertible Senior Notes (i.e from issuance to the earliest date on which holders may require the Company to repurchase all or a portion of their New Convertible Senior Notes, in this case October 1, 2013).
               The New Convertible Senior Notes are senior unsecured obligations of the Company, ranking equal in right of payment with future unsubordinated indebtedness. The New Convertible Senior Notes mature on October 1, 2025 and paid annual cash interest at 8.00% from February 1, 2010 until January 31, 2011 and at 7.00% per annum thereafter. Interest on the New Convertible Senior Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2010.
               The New Convertible Senior Notes are convertible at any time on or after February 1, 2011 and before the close of business on October 1, 2025.

TOREADOR RESOURCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
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
               Pursuant to the indenture, the Company and its subsidiaries may not incur debt other than Permitted Indebtedness. “Permitted Indebtedness” includes (i) the New Convertible Senior Notes; (ii) indebtedness incurred by the Company or its subsidiaries not to exceed the sum of (1) the product of (x) $7.00 and (y) the number of barrels of proved plus probable reserves and (2) cash equivalents less the aggregate principal amount of the New Convertible Senior Notes outstanding less the aggregate principal amount of the 5.00% Convertible Senior Notes less any refinancing debt; (iii) indebtedness that is nonrecourse to the Company or any of its subsidiaries used to finance projects or acquisitions, joint ventures or partnerships, including acquired indebtedness (“Nonrecourse Debt”); and (iv) certain other customary categories of permitted debt. In addition, the Company may not permit its total consolidated net debt as of any date to exceed the product of (x) $7.00 and (y) the number of barrels of proved plus probable reserves other than for Nonrecourse Debt. The proved plus probable reserves underlying any Nonrecourse Debt for which debt has been incurred as permitted debt pursuant to clause (iii) above will be excluded from the proved plus probable reserves calculation for the purposes of the above debt covenants.
               The Company reviews the estimated lives of its assets and liabilities and related amortization period on an ongoing basis.
NOTE 6 — ASSET RETIREMENT OBLIGATIONS
               We account for our asset retirement obligations in accordance with “ASC 410 — Asset Retirement and Environmental Obligations”, which requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss upon settlement.
               The following table summarizes the changes in our asset retirement liability during the three months ended March 31, 2011 and 2010 and for the year ended December 31, 2010:

TOREADOR RESOURCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

	Three Months	Year Ended	Three Months
	Ended March 31,	December 31,	Ended March 31,
	2011	2010	2010
Asset retirement obligation at January 1	$6,866	$6,733	6,733
Asset retirement accretion expense	141	505	93
Foreign currency exchange loss (gain)	439	(469)	(420)
Change in reserve life estimate	-	97	-
Property disposals	-	-	-

Asset retirement obligation at the end of the period	$7,446	$6,866	$6,406

NOTE 7 — GEOGRAPHIC OPERATING SEGMENT INFORMATION
               We have operations in only one industry segment, the oil exploration and production industry. We are structured along geographic operating segments or regions, and currently have operations in the United States and France.
               The following tables provide the geographic operating segment data required by “ASC 280 - Segment Reporting”.
Three Months Ended March 31, 2011

	United States	France	Total
Revenues and other income	$4	$9,191	$9,195
Costs and expenses	5,830	5,587	11,416

Operating income (loss)	$(5,826)	$3,604	$(2,221)

Three Months Ended March 31, 2010

	United States	France	Total
Revenues and other income	$3	$5,508	5,511
Costs and expenses	2,870	4,424	7,294

Operating income (loss)	$(2,867)	$1,084	$(1,783)

Total Assets (1)

	United States	France
	Continuing Operations		Total
March 31, 2011	$51,323	$97,845	$149,168

December 31, 2010	$49,798	97,331	147,129
(1)	All intercompany accounts and transactions are eliminated in consolidation.
NOTE 8 — INCOME TAXES AND DEFERRED INCOME TAXES
               We are subject to income taxes in the United States and France. The current provision for taxes on income consists primarily of income taxes based on the tax laws and rates of the countries in which operations were conducted during the periods presented. All interest and penalties related to income tax is charged to general and

TOREADOR RESOURCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
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
               At March 31, 2011, tax payable was $7.8 million related primarily to the $15 million upfront payment received by TEF from Hess under the Investment Agreement (See “Note 15 – Agreement with Hess”), of which we paid $6.8 million in April 2011. For the three months ended March 31, 2011 and 2010 we paid income taxes of approximately $4,000 and $4,000 respectively, related to French taxable income. As of March 31, 2011, our French operations recorded a $746,000 tax provision, and the U.S. operations recorded a tax provision of $7,000 which resulted in a consolidated tax provision of $753,000. The tax provision at March 31, 2010 was $187,000 and was only comprised of provision related to our French operations.
               As of March 31, 2011 and December 31, 2010, we recorded a deferred tax liability of $15.3 million and $14.6 million, respectively, related to differences in oil property capitalization and depletion methods.
               We file both a U.S. federal tax return and a French tax return. We have filed several state and foreign tax returns in prior years, many of which remain open for examination for five years.
NOTE 9 — CAPITAL
               For the three months ended March 31, 2011, the Company issued 108,000 shares of restricted stock to employees and directors, of which 36,000 shares were immediately vested in accordance with the terms of the grants and zero stock options were exercised under the terms of the option agreements. There were no forfeitures of restricted stock and stock options for the three months ended March 31, 2011. For the same comparable period in 2010, the Company issued 106,171 shares of stock to employees and directors, of which 39,431 shares were immediately vested in accordance with the terms of the grants and 5,000 stock options were exercised under the terms of the option agreements. Forfeitures for the three months ended March 31, 2010 were 122,884 shares of restricted stock and 179,500 stock options.
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
NOTE 10 — COMMITMENTS AND CONTINGENCIES
               Fallen Structures
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
               Netherby

TOREADOR RESOURCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
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
               On September 30, 2009, we completed the sale of Toreador Turkey, including with it Toreador Turkey’s remaining 10% interest in the SASB license, to Tiway Oil AS. In connection with this sale, we agreed to indemnify Tiway Oil AS against and in respect of any and all claims, liabilities, and losses arising from the Overriding Royalty. We are treating the said indemnity as extending to Tiway Turkey Ltd (previously Toreador Turkey).
               On September 6, 2010 English High Court proceedings were commenced by Hunnisett and Barker, as well as by their company, Netherby Investments Limited, against Tiway Turkey Limited (previously Toreador Turkey) and us. The proceedings were served on us on October 20, 2010. Tiway Turkey Limited was served with the proceedings on around December 8, 2010. In the said proceedings, Hunnisett and Barker now argue that an agreement was reached between the parties in or around November 2008 regarding the Netherby Payment Amount for the sum of $7.2 million. In addition, they argue that on a proper construction of the Netherby Agreement, they are entitled to continuing Overriding Royalty payment on the 26.75% interest in the SASB licenses that was sold to Petrol Ofisi in March 2009 and/or to a capitalized sum of “not less than” $7.2 million. In addition or in the alternative, Hunnisett and Barker raise a wholly new claim for rectification of the Netherby Agreement on the basis they claim the Netherby Agreement does not reflect the true agreement of the parties. They seek rectification of the Netherby Agreement so that upon a sale of any interest, such as the sale of the 26.75% interest in the SASB licenses that was sold to Petrol Ofisi in March 2009, the Netherby Agreement parties are required to first agree a capitalized sum to be paid to Hunnisett and Barker. Hunnisett and Barker also seek their costs and interest.
               On January 31, 2011 we filed our joint defense with Tiway Turkey Limited denying the majority of the claims asserted by Hunnisett and Barker. In our defense, we only admit a payment is due to Hunnisett and Barker in sum of $574,696 together with accruing interest, representing payment by way of compensation properly due under the Netherby Agreement. We are willing and able to pay this sum to Hunnisett and Barker. We deny that any other payment is due to Hunnisett and Barker and/or Netherby Investments Limited, whether in relation to
               (i) the alleged amount of $7.2 million supposedly agreed upon in November 2008 (“the Buy-Back Agreement”) as being payable in respect of the Netherby Payment Amount; and
               (ii) the Overriding Royalty payments Hunnisett and Barker assert are due to them following the sale of the 26.75% SASB interest to Petrol Ofisi and/or the sum of no less than $7.2 million which Hunnisett and Barker assert represents the capitalized monies due to them following the sale of the 26.75% interest to Petrol Ofisi
               Furthermore, we deny Hunnisett and Barker’s claim for rectification of the Netherby Agreement. On February 4, 2011 the Company and Tiway Turkey Limited served a formal request for further information seeking clarification on certain aspects of the claims. Until a response to this request is received, the nature of Hunnisett and Barker’s claims and the merits of those claims, in particular in relation to the Buy-Back Agreement, are yet to be fully ascertained
               At December 31, 2010, we had accrued approximately $650,000 (i.e. $574,696 plus accrued interest) as a contingent liability for these claims. During the three months ended March 31, 2011, we recorded legal expenses of $115,445 which are included in discontinued operations. We also made an Overriding Royalty payment of $99,604 during the quarter ended March 31, 2011. We also accrued $248,000 (recorded under long-term accrued liabilities) as a provision for the 1.5% Overriding Royalty the Company will have to pay on the net value to Hunnisett and Barker of all future production, if any, deriving from Madison Oil’s interest in such SASB licenses. The accrual increased by $6,000 in the quarter ended March 31, 2011 related to minor changes in estimate.

TOREADOR RESOURCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
               Petrol Ofisi
               On January 25, 2010, we received a claim notice from Tiway under the SPA in respect of a third-party claim asserted by Petrol Ofisi against Tiway Turkey Ltd. (formerly Toreador Turkey) in the amount of TRY 7.6 million ($5.1 million), for which Tiway alleges we are liable for an estimated TRY 2.1 million ($1.4 million). The Court has appointed three experts to evaluate the case. A hearing was held on April 5, 2011 and the Court received the experts’ report which was generally favorable to Tiway Turkey Ltd. against Petrol Ofisi. Upon the objections of Petrol Ofisi regarding the report, the Court adjourned pending a review of the report by the experts’ in light of the objections. The Company believes that the risk associated with this matter is remote and no liability has been recorded.
               TPAO
               On October 6, 2010, we received a claim notice from Tiway under the SPA in respect of an arbitration initiated by TPAO against Tiway relating to alleged damages and losses suffered in connection with the Akçakoca-Çayağzi Pipeline Construction Project in 2005. Tiway asserts in the letter that the total relief sought is approximately $3.0 million. We do not believe the arbitration initiated by TPAO is justified.
               Tiway has assumed the defense of this matter and its legal representatives in Turkey have drafted a detailed defense in which Tiway rejects each of the damages and losses alleged by the TPAO. We do not accept liability for the arbitration under the indemnity provided to Tiway in the SPA. We have been informed the arbitration is estimated to take place in mid-October 2011, in Ankara. We believe that the risk associated with this matter is remote and no liability has been recorded.
               Lundin Indemnification
               Toreador Energy France SCS (“TEF”) executed on August 6, 2010, an indemnification and guarantee agreement for a maximum aggregate amount of €50 million first demand guarantee to cover Lundin International (“Lundin”) against any claim by a third party arising from drilling works executed by TEF as operator on the Mairy permit. The title to the Mairy permit was awarded to Lundin, TEF and EnCore (E&P) Ltd jointly in August 2007. Earlier this year, Lundin communicated its desire to withdraw from the permit on which no drilling works had been performed and consequently assigned its working interest of 40% in equal parts to TEF and EnCore (E&P) Ltd. TEF subsequently assigned half of its now 50% working interest to Hess Oil France SAS by virtue of the Hess Investment Agreement. Under French mining law, all titleholders are held jointly and severally responsible for all damages and claims relating to works on a permit. Therefore, under the indemnification and guarantee agreement, TEF agreed to indemnify Lundin upon notice of any liability or claim for damages by a third party against Lundin in connection with works performed by TEF on the Mairy permit from February 15, 2010 until the transfer of title of such permit is formally accepted by the French government. No works are expected to begin on the permit, if at all, prior to the second half of 2011, therefore no claims have been made or are currently anticipated under this agreement.
               Other
               From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position.
               Shale oil study conducted by French Government
               On February 4, 2011, France’s Ministry of Environment and Ministry of Energy announced their intention to conduct a study on the economic, social and environmental stakes relating to the development of shale gas and shale oil in France. On February 10, 2011, Hess and Toreador met with the Ministry of Environment and the Ministry of Energy to discuss the impact this study might have on its unconventional oil exploration. Following a constructive discussion with the Ministers, Toreador has concluded the following:

TOREADOR RESOURCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
•
The drilling of the first four vertical wells in our proof of concept program will not involve hydraulic fracturing and will be similar in design to wells drilled over the last fifty years in the Paris Basin. We will determine the timing and sequencing of any hydraulic fracturing operations following the issuance of the final report, which is expected to be issued in June 2011.

•	We will assist the French Government in the study by providing scientific data and practical experiences regarding oil development.
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
               On March 2, 2011, an additional study on the impact of shale gas and shale oil was launched by the French National Assembly (the “National Assembly Study”), the conclusions of which are expected to be published in June 2011 (at the same time as the final report relating to the France Shale Study). On March 11, 2011, the Prime Minister of France announced that the moratorium on unconventional exploration has been extended to exploration permits and works authorizations until mid-June 2011 (originally mid-April), i.e. when the conclusions of the studies on the environmental impact of drilling techniques will have been rendered. We do not currently know the impact of such decision on our proof of concept program. We are currently evaluating our drilling program in light of these developments and will continue to monitor further developments and adjust our plans as necessary.
               On May 10, 2011, the French Parliament will debate on a bill of law proposed by members of the Parliament to regulate the exploration and production of shale hydrocarbons, including a possible ban on fracking in France. The Company will closely monitor such legal developments and implement appropriate course of action in due time. Please refer to Item 2 – Management’s discussion and analysis, in the executive overview section for further detail on the release of an interim report by the French government.
               Letters of Credit
               Under the terms of our derivative agreement, on any day when the current market value of the underlying contract as determined by Vitol is greater than $103.00 per barrel, upon Vitol’s first demand the Company shall provide to Vitol margin in the form of cash and/or a standby letter of credit issued by a bank.
               On March 28, 2011, Bred, the Company’s bank, issued a Standby Letter of Credit (“SBLC”) for an amount of $1.6 million in favor of Vittol SA in order to secure margin calls under the collar contract. The Company has pledged the same amount of financial instruments in favor of Bred as counter guarantee for the commitments of the Bank under the SBLC. The amount of the SBLC has been amended to $2.8 million on April 14, 2011 following the increase of the dated Brent price. The full amount of the SBLC has been classified as restricted cash in our consolidated balance sheet for the period ended March 31, 2011.
NOTE 11 — DISCONTINUED OPERATIONS
               In 2009, the Company completed its exit of Romania, Hungary and Turkey. We have several claims outstanding relating to these transactions. See “Note 10 – Commitments and Contingencies”. Contingent liabilities relating to these claims are recorded in Discontinued Operations.
               As of March 31, 2011, we had accrued approximately $650,000 (i.e. $574,696 plus accrued interest) as a contingent liability for these claims. During the three months ended March 31, 2011, we recorded legal expenses of $115,445 which are included in discontinued operations. We also made an Overriding Royalty payment of $99,604 during the quarter ended March 31, 2011. We also accrued $248,000 (recorded under long-term accrued

TOREADOR RESOURCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
liabilities) as a provision for the 1.5% Overriding Royalty the Company will have to pay on the net value to Hunnisett and Barker of all future production, if any, deriving from Madison Oil’s interest in such SASB licenses. (See “Note 10 – Commitments and contingencies”).
               Discontinued Operations were as follows for the three months ended ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Revenue and other income
Sales and other operating revenue	$18	$—
Operating costs and expenses:
Lease operating expense	—	—
Exploration expense	—	—
Dry hole costs	—	—
Depreciation, depletion and amortization	—	—
Accretion on discounted assets and liabilities	—	—
Impairment of oil and natural gas properties	—	—
General and administrative expense	181	495
(Gain) loss on sale of properties and other assets	—	—

Total operating costs and expenses	181	495

Operating loss	(163)	(495)
Other income (expense)
Foreign currency exchange gain	—	—
Interest and other income	—	—
Loss on early extinguishment of debt — revolving credit facility	—	—
Other expense		(80)
Interest expense, net of interest capitalized	—	—

Loss before income taxes	(163)	(575)
Income tax provision	—	—

Net loss from discontinued operations	$(163)	$(575)

NOTE 12 — DERIVATIVES
              We periodically utilize derivative instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the sale price of crude oil. In November 2010, we entered into futures and swap contracts for approximately 15,208 Bbls per month for the months of January 2011 through December 2011. The change in fair value during three months ended ended March 31, 2011 resulted in a net unrealized derivative loss of $2,257,000. Presented in the table below is a summary of the contracts entered into for 2011:

TOREADOR RESOURCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

					Unrealized loss for
					the three months
					ended March 31,
Type	Period	Barrels	Floor	Ceiling	2011

Collar	January 1, 2011 - December 31, 2011	182,500	$78.00	$91.00	$2,257
               Under the terms of our collar agreement, on any day when the current market value of the underlying contract as determined by Vitol is greater than $103.00 per barrel, upon Vitol’s first demand the Company shall provide to Vitol margin in the form of cash and/or a standby letter of credit issued by a bank.
               On March 28, 2011, Bred, the Company’s bank, issued a Standby Letter of Credit (“SBLC”) for an amount of $1.6 million in favor of Vittol SA in order to secure margin calls under the collar contract. The Company has pledged the same amount of financial instruments in favor of Bred as counter guarantee for the commitments of the Bank under the SBLC. The amount of the SBLC has been amended to $2.8 million on April 14, 2011 following the increase of the dated Brent price. The full amount of the SBLC has been classified as restricted cash in our Consolidated Balance Sheet.
NOTE 13 — FAIR VALUE MEASUREMENTS
               The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value at March 31, 2011 and December 31, 2010, due to the short-term nature or maturity of the instruments.
               The fair value of the long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same maturities.
               On March 31, 2011, the New Convertible Senior Notes, which had a book value of $34.2 million, were trading at $123.84 which would equal a fair market value of approximately $39.1 million.
               “ASC 820 - Fair value measurements and disclosures”, establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.
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

TOREADOR RESOURCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
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

               Certain assets and liabilities are reported at fair value on a nonrecurring basis in our consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:
               Asset Impairments - The Company reviews a proved oil property for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such property. We estimate the undiscounted future cash flows expected in connection with the property and compare such undiscounted future cash flows to the carrying amount of the property to determine if the carrying amount is recoverable. If the carrying amount of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and include estimates of future oil production, commodity prices based on commodity futures price strips as of the date of the estimate, operating and development costs, and a credit risk-adjusted discount rate.
               Goodwill - We account for goodwill in accordance with “ASC 350 - Intangibles-Goodwill and Other” Under ASC 350, goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Goodwill fair value is estimated using discounted cash flow method. We perform our annual impairment test during the month of December. No impairment indicators were noted during the quarter ended March 31, 2011.
               Asset Retirement Obligations — The initial measurement of asset retirement obligations at fair value is calculated using cash flows techniques and based on internal estimates of future retirement costs associated with oil properties. Significant Level 3 inputs used in the calculation of asset retirement obligations include plugging costs and reserve lives. A reconciliation of the Company’s asset retirement obligation is presented in “Note 6 – Asset Retirement Obligations”.
The following table summarizes the valuation of our assets and liabilities measured on a recurring basis at fair value by pricing levels:

	Fair Value Measurement Using

	(Level 1)	(Level 2)	(Level 3)	Total

As March 31, 2011:

Oil derivative contracts	$-	$3,587	$-	$3,587

Total	$-	$3,587	$-	$3,587

As December 31, 2010:

Oil derivative contracts	$-	$1,330	$-	$1,330

	$-	$1,330	$-	$1,330

TOREADOR RESOURCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
               The table below summarizes the change in carrying values associated with Level 3 financial instruments:

	Three Months Ended	Year ended
	March 31, 2011	December 31, 2010
	Oil Derivative Contracts	Oil Derivative Contracts

Balance at beginning of period	$1,330	$886

Realized gain	-	(886)
Unrealized loss	2,257	1,330

Balance at end of period	$3,587	$1,330

NOTE 14 — IMPAIRMENT OF ASSETS
               We evaluate producing property costs for impairment and reduce such costs to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to FASB ASC 360 “Property, Plant and Equipment”, formerly Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). We assess impairment of non-producing leasehold costs and undeveloped mineral and royalty interests periodically on a field-by-field basis. We charge any impairment in value to expense in the period incurred. For the three months ended March 31, 2011, there was no impairment charge for our continuing operations and discontinued operations.
NOTE 15 — AGREEMENT WITH HESS
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
               Pursuant to the Investment Agreement, TEF has transferred 50% of its working interest in each Permit to Hess (collectively, the “Transfer Working Interests”) and, on June 10, 2010, Hess paid TEF $15 million plus VAT, i.e., an aggregate amount of $17.9 million. This revenue is not subject to any further obligation or performance by the Company nor is it depending on any approval.
               Under the terms of the Investment Agreement, Phase 1 of the Work Program is expected to consist of an evaluation of the acreage underlying the Permits and the drilling of six wells (“Phase 1”). If Hess does not spend $50 million in fulfillment of the Work Program within 30 months of receipt of government approval, Hess must

TOREADOR RESOURCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
promptly transfer back to TEF the Transfer Working Interests.
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
               Under the terms of the Investment Agreement, TEF is entitled to invoice Hess for all exploration, salary and general and administrative expenses that are associated with its activities as operator of the Permits. For the three months ending March 31, 2011, $1.3 million was invoiced to Hess and recorded as “Other income”.
NOTE 16 — PENSION, POST-RETIREMENT, AND POST-EMPLOYMENT OBLIGATIONS
               Provisions for employee retirement obligations amounted to $106,000 and $0 for the three months ended March 31, 2011 and March 31, 2010, respectively. Pension benefits, which only consist in retirement indemnities, have been defined only for the Company’s French subsidiaries.
NOTE 17 — STOCK COMPENSATION PLANS
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

TOREADOR RESOURCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
               A summary of stock option transactions is as follows:

	As at March 31, 2011		As at December 31, 2010

		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE
	SHARES	EXERCISE PRICE	SHARES	EXERCISE PRICE

Outstanding at January 1	57,950	$8.15	67,370	$7.78

Granted	—	—	—	—

Exercised	—	—	(5,000)	$3.10

Forfeited	—	—	(4,420)	$3.12

Outstanding at the end of the period	57,950	$8.15	57,950	$8.15

Exercisable at the end of the period	57,950	$8.15	57,950	$8.15

TOREADOR RESOURCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
               For the three months ended March 31, 2011 and for the year ended December 31, 2010 we received cash from stock option exercises of $0 and $15,500, respectively. As of March 31, 2011, all outstanding options were 100% vested.
               The following table summarizes information about the fixed price stock options outstanding at March 31, 2011:

	Number Outstanding		Number Exercisable
					Weighted Average
					Remaining
		Intrinsic Value		Intrinsic Value	Contractual Life in
Exercise Price	Shares	(in thousands)	Shares	(in thousands)	Years

5.50	200	1	200	1	3.07

5.50	40,250	213	40,250	213	3.07

13.75	7,500	(22)	7,500	(22)	3.63

16.90	10,000	(61)	10,000	(61)	4.14

	57,950	$130	57,950	$130	3.48

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
               During the quarter ended March 31, 2011 the Board of Directors has authorized a total of 108,000 shares of restricted stock which were granted to employees and non-employee directors. The compensation cost is measured by the difference between the quoted market price of the stock at the date of grant and the price, if any, to be paid by an employee or director and is recognized as an expense over the period the recipient performs related services. The restricted stock grants vest immediately or over up to a three-year period (depending on the grant), and the weighted average fair value of the stock on the date of the vesting was $13.42 for the three months ended March 31, 2011. Stock compensation expense of $1.2 million is included in the Statement of Operations for the three months ended March 31, 2011. As of March 31, 2011, the total compensation cost related to non-vested restricted stock grants not yet recognized is approximately $3.6 million. This amount will be recognized as compensation expense over the next 36 months.
               On March 31, 2011, there were 1,210,421 remaining shares available for grant under the Plan.
               The following table summarizes the changes in outstanding restricted stock grants along with their related grant-date fair values for the year ended March 31, 2011:

TOREADOR RESOURCES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

		Weighted Average
		Grant-Date
	Shares	Fair Value

Non-vested at December 31, 2010	366,840	$10.72
Shares granted	108,000	$16.66
Shares vested	(38,832)	$13.42
Shares forfeited	—	—

Non-vested at March 31, 2011	436,008	$11.82

NOTE 18— SUBSEQUENT EVENTS
Shale oil study conducted by French Government - Interim Report
               On April 21, 2011 France’s Ministry of Environment and Ministry of Energy released an interim report of the study on the economic, social and environmental stakes relating to the development of shale gas and shale oil in France. Please refer to Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation for further details.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               The following discussion is intended to assist in understanding the business and results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K/A for the year ended December 31, 2010, which was filed with the SEC on April 8, 2011.
               Certain previously recorded amounts have been reclassified to conform to this period presentation.
DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
               Certain matters discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “plans,” “believes,” “continues,” “expects,” “projections,” “forecasts,” “intends,” “may,” “might,” “will,” “would,” “could,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. The factors that may affect our expectations regarding our operations include, among others, the following:
•	our ability to raise necessary capital in the future;

•	our ability to maintain or renew our existing exploration permits or exploitation concessions or obtain new ones;

•	change in French legal rules applicable to our activities or permits and concessions

•	extensive regulation, including environmental regulation, to which we are subject;

•	the effect of our indebtedness on our financial health and business strategy;

•	our ability to execute our business strategy and be profitable;

•	our ability to replace oil reserves;

•	a change in the SEC position on our calculation of proved reserves;

•	the loss of the current purchaser of our oil production;

•	results of our hedging activities;

•	the loss of senior management or key employees;

•	political, legal and economic risks associated with having international operations;

•	disruptions in production and exploration activities in the Paris Basin;

•	currency fluctuations;

•	failure to maintain adequate internal controls;

•	indemnities granted by us in connection with dispositions of our assets;

•	unfavorable results of legal proceedings;

•	assessing and integrating acquisition prospects;

•	declines in prices for crude oil;

•	our ability to compete in a highly competitive oil industry;

•	our ability to obtain equipment and personnel;

•	terrorist activities;

•	our success in development, exploitation and exploration activities;

•	reserves estimates turning out to be inaccurate; and

•	differences between the present value and market value of our reserves.
               In addition to these factors, important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed under “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2010, filed with the SEC on April 8, 2011, which are incorporated by reference herein.
               All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the Cautionary Statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
EXECUTIVE OVERVIEW
               We are an independent energy company engaged in the exploration and production of crude oil with interests in developed and undeveloped oil properties in the Paris Basin, France. We are currently focused on the development of our conventional fields and the exploration of the prospective shale oil play within our Paris Basin acreage position.
               We currently operate solely in the Paris Basin, which covers approximately 170,000 km2 of northeastern France, centered 50 to 100 km east and south of Paris. At March 31, 2011, we held interests in approximately 997,000 gross exploration acres (awarded and pending publication). According to Gaffney, Cline & Associates Ltd, an independent petroleum and geological engineering firm, or Gaffney Cline, as of December 31, 2010, our proved reserves were 5.5 Mbbls, our proved plus probable reserves were 9.1 MBbls and our proved plus probable plus possible reserves were 13.9 Mbbls. Our production for 2010 averaged approximately 885 bbl/d from two conventional oilfield areas in the Paris Basin — the Neocomian Complex and Charmottes fields. As of March 31, 2011, production from these oil fields represented a majority of our total revenue and substantially all of our sales and other operating revenue. We intend to maintain production from these mature assets using suitable enhanced oil recovery techniques. In addition to this production base, we have identified several additional conventional targets on all exploration permits, including the La Garenne field, which is the first of these targets, and for which we intend to formulate a development plan.
               We are also focused on executing with our strategic partner, Hess, a proof of concept program by drilling, completing and testing pilot wells to evaluate the geological and economic potential of the source rocks in the Paris basin.
Operations Update
Proof of Concept Program
               On October 12, 2010, TEF and Hess received approval from the French government for its first four well permit applications, as well as the necessary environmental permits. On November 20, 2010, Hess executed an agreement for the provision of drilling and related services for the initial six firm wells targeting the Liassic section. Conventional cores are expected to be taken throughout the Liassic section to evaluate reservoir and rock properties.
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
               On April 21, 2011 France’s Ministry of Environment and Ministry of Energy released an interim report of the study on the economic, social and environmental stakes relating to the development of shale gas and shale oil in France. The interim report suggested thereunder to the Ministry, in terms of shale oil, the following:
A. To launch a scientific research program, on the national or European level, on the techniques of hydraulic fracking and their impact on the environment.
B. To promote the realization by companies of limited numbers of experimental wells with extra precautions in order to ensure the safety of the environment. The establishment of these wells will have to be defined in accordance to the needs of the concerned operators.
C. These studies and experiments will contribute to the emergence and the operator training as well as national sub-contractors positioning themselves on the global market.
The interim report also suggests that the exploration must be strictly regulated:
A. A national scientific committee, composed of experts from the BRGM, IFPEN, INEROS and academics, including foreigners, will guarantee the quality and the transparency of the studies and research envisioned above, in particular the geological studies and hydro geological studies, as well as the evaluation of environmental risks linked to the exploration work. The scientific Committee will give its input on the establishment of wells. It will ensure, on top of the best practices available, most notably the quality of the wells.
B. These experimental works will be coordinated in order to control the process of fracking and ensure the absence of any pollution, most specifically of the water aquifers, which will be under the control of the National Scientific Committee;
Local information committees, composed of local representatives and associations for the protection of the environment, will be put in place in every department involved. This experimental phase will as well serve to optimize the organization of the services in charge of the mining authorities and comfort their means.
The report recommends that, while waiting for the results of this research program, the most controversial technique, hydraulic fracturing, should not be used except as part of the scientific program indicated above.
The report recommends, that as part of the ongoing modification of the Mining Code, the regulations related to exploration and production of shale hydrocarbons should be updated to improve information and consultation of public and elected officials. The report suggests that such prior consultation procedures should be instituted before the granting of exploration permits.
The report recommends that the rules and regulations related to exploration and production of hydrocarbons need to be adapted to specifically consider the exploration and production of shale hydrocarbons. The experimental activity mentioned above will contribute to the updating of technical regulations.
On May 10, 2011, the French Parliament will debate on a bill of law proposed by members of the Parliament to regulate the exploration and production of shale hydrocarbons, including a possible ban on fracking in France. The Company will closely monitor such legal developments and implement appropriate course of action in due time.
Concessions Renewal
               The decrees relating to the renewal of the Châteaurenard concession and of the Saint-Firmin-des-Bois concession, which together account for 93% of our existing reserves, received final French government approvals on

February 1, 2011, and were published in the Official Journal (Journal Officiel) of the French Republic on February 3, 2011. The renewals extend the expiry date of both concessions to January 1, 2036.
               Gaffney Cline noted in its report that the concession that covers the Charmottes field expires in 2013. Under French law, exploitation concessions can generally be renewed for periods of up to 25 years. Although the French government has no obligation to renew the exploitation concessions, renewals have been generally granted as long as the operator demonstrates continued financial and technical capabilities to operate under such concessions. Renewal of the concessions covering the Neocomian Complex was granted on February 1, 2011, and effective as of January 1, 2011. The renewal decrees extended the validity period of the concessions covering the Neocomian Complex to January 1, 2036. Toreador applied for a renewal of the concession covering the Charmottes field in February 2011. Gaffney Cline has assumed for purposes of its report that the renewal will be granted and that the economic terms of the concessions will not be altered on renewal.
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
               Maintain optimal capital structure. We intend to maintain a conservative capital structure over time.
Financial Summary
               For the three months ended March 31, 2011:
•	Revenues and other income from continuing operations were $9.2 million.

•	Operating costs from continuing operations were $11.4 million.

•	Loss from discontinued operations, net of income taxes, was $0.2 million.

•	Net loss available to common shares was $5.3 million.

•	Production was 78.121 MBOE.
               At March 31, 2011, we had:
•	Cash and cash equivalents of $16.0 million.

•	A current ratio (current assets/current liabilities) of 1.35 to 1.

•	A debt to equity ratio of 3.30 to 1.
LIQUIDITY AND CAPITAL RESOURCES
               This section should be read in conjunction with “Note 5 – Long Term Debt” in the Notes to the condensed consolidated financial statements included in this filing.
Liquidity
               The Company’s liquidity depends on cash flow from operations and existing cash resources. As of March 31, 2011, we had cash and cash equivalents of $16.0 million, a current ratio of approximately 1.35 to 1 and a debt to equity ratio of 3.30 to 1. For the three months ended March 31, 2011, we had an operating loss of $2.2 million. We had sales and other income of $9.2 million. We had capital expenditures of $78,000 for technical studies of La Garenne. The Company does not currently have a credit facility and intends to rely on its cash balance to meet its immediate cash requirements.
               Our cash flow from operations is highly dependent upon the prices received from our oil production, which are dependent on numerous factors beyond our control. Accordingly, significant changes to oil prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue. Oil prices have been very volatile over the first three months of 2011, and we expect, will continue to be, volatile for the remainder of the fiscal year 2011. In order to reduce our exposure to crude oil price fluctuations, we have entered into a collar contract for approximately 15,208 Bbls per month for the months of January 2011 through December 2011 for which the floor price is $78.00 per bbl, and the ceiling price is $91.00 per bbl.
               We currently have no mandatory capital expenditures in 2011; however, we are currently evaluating a development plan for the La Garenne field. In addition, under French law, each of our exploration permits and exploitation concessions require that we commit to expenditures of a certain amount over the period of the applicable permit or concession. Though we consider these amounts discretionary, such expenditures would be required to renew such permits.
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
               We incurred approximately $1.9 million of costs associated with the issuance of the New Convertible Senior Notes; these costs have been recorded in other assets on the balance sheets and are being amortized using the Effective Interest Rate (“EIR”) method to interest expense over the term of the New Convertible Senior Notes (i.e from issuance to the earliest date on which holders may require the Company to repurchase all or a portion of their New Convertible Senior Notes, in this case October 1, 2013).
               The New Convertible Senior Notes are senior unsecured obligations of the Company, ranking equal in right of payment with future unsubordinated indebtedness. The New Convertible Senior Notes mature on October 1, 2025 and paid annual cash interest at 8.00% from February 1, 2010 until January 31, 2011 and at 7.00% per annum thereafter. Interest on the New Convertible Senior Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2010.
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
               Pursuant to the indenture, the Company and its subsidiaries may not incur debt other than Permitted Indebtedness. “Permitted Indebtedness” includes (i) the New Convertible Senior Notes; (ii) indebtedness incurred by the Company or its subsidiaries not to exceed the sum of (1) the product of (x) $7.00 and (y) the number of barrels of proved plus probable reserves and (2) cash equivalents less the aggregate principal amount of the New Convertible Senior Notes outstanding less the aggregate principal amount of the 5.00% Convertible Senior Notes less any refinancing debt; (iii) indebtedness that is nonrecourse to the Company or any of its subsidiaries used to finance projects or acquisitions, joint ventures or partnerships, including acquired indebtedness (“Nonrecourse Debt”); and (iv) certain other customary categories of permitted debt. In addition, the Company may not permit its total consolidated net debt as of any date to exceed the product of (x) $7.00 and (y) the number of barrels of proved plus probable reserves other than for Nonrecourse Debt. The proved plus probable reserves underlying any Nonrecourse Debt for which debt has been incurred as permitted debt pursuant to clause (iii) above will be excluded from the proved plus probable reserves calculation for the purposes of the above debt covenants.
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
Contractual Obligations
               The following table sets forth our contractual obligations in thousands at March 31, 2011 for the periods shown:

		Less Than	One to	Four to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Long-term debt	$34,150	$-	$34,150	$-	$-
Asset retirement obligation	7,446	-	274	2,297	4,875
Lease commitments	2,680	784	1,678	218	-

Total contractual obligations	$44,276	$784	$36,102	$2,515	$4,875

Contractual obligations for long-term debt above does not include amounts for interest payments.
CRITICAL ACCOUNTING POLICIES
               The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in “Note 2 – Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. We have identified below policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates on a periodic basis and base our estimates on experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:
Successful Efforts Method of Accounting
               We account for our oil exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but such costs are charged to expense if and when the well is determined not to have found reserves in commercial quantities. In most cases, a gain or loss is recognized for sales of producing properties.
               The application of the successful efforts method of accounting requires management’s judgment to determine the proper designation of wells as either developmental or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience. Wells may be completed that are assumed to be productive and actually deliver oil in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. On occasion, wells are drilled which have targeted geologic structures that are both developmental and exploratory in nature, and in such instances an allocation of costs is required to properly account for the results. Delineation seismic costs incurred to select development locations within a productive oil field are typically treated as development costs and capitalized, but often these seismic programs extend beyond the proved reserve areas and therefore management must estimate the portion of seismic costs to expense as exploratory. The evaluation of oil leasehold acquisition costs requires management’s judgment to estimate the fair value of exploratory costs related to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.
               The successful efforts method of accounting can have a significant impact on the operational results reported when we enter a new exploratory area in hopes of finding oil reserves. The initial exploratory wells may be unsuccessful and the associated costs will be expensed as dry hole costs. Seismic costs can be substantial which will result in additional exploration expenses when incurred.

Reserves Estimate
               Proved reserves are estimated quantities of oil, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward recoverable in future years from known reservoirs, and under existing economic conditions, operating methods, and government regulations - prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well and through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage are limited (i) to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances and (ii) to other undrilled locations if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time.
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
               For the year ended December 31, 2010, our proved reserves were 5.5 Mbbls. All of our proved reserves are located in the Paris Basin, France. The Neocomian Complex, one of our two producing assets, accounted for 93.32% of our proved reserves. The decrease of our proved reserves from 5.8 Mbbls in 2009 to 5.5 Mbbls in 2010 can be explained primarily a result of the production from these assets during 2010 (approximately 323 Mbbl) and was partially offset by an increase in oil prices used to calculate the reserves in 2009 and 2010 ($56.99 and $79.35, respectively).

Impairment of Oil Properties
               We review our proved oil properties for impairment on an annual basis or whenever events and circumstances indicate a potential decline in the recoverability of their carrying value. We estimate the expected future cash flows from our proved oil properties and compare these future cash flows to the carrying value of the oil properties to determine if the carrying value is recoverable. If the carrying value exceeds the estimated undiscounted future cash flows, we will adjust the carrying value of the oil properties to its fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Given the complexities associated with oil reserves estimate and the history of price volatility in the oil markets, events may arise that will require us to record an impairment of our oil properties and there can be no assurance that such impairments will not be required in the future nor that they will not be material.
               We recorded no impairment in the three months ended March 31, 2011.
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
Derivatives
               We periodically utilize derivatives instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil sales. In accordance with “ASC 815 - Derivatives and Hedging,” we have elected not to designate the derivative financial instruments to which we are a party as hedges, and accordingly, we record such contracts at fair value as an asset or a liability and recognize changes in such fair value in current earnings as they occur. We determine the fair value of futures and swap contracts based on the difference between their fixed contract price and the underlying market price at the determination date. The realized and unrealized gains and losses on derivatives are recorded as a derivative fair value gain or loss in the income statement.
Foreign Currency Translation
               The functional currency for France is the euro. Gains and losses resulting from translations from the functional currency of euros into our reporting currency of U.S. dollars are included in other comprehensive income for the current period. We periodically review the operations of our entities to ensure the functional currency of each entity is the currency of the primary economic environment in which we operate.
RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
               The discussion below, with the exception of the discussion under the heading “Discontinued Operations,” relates to our corporate activities in the United States and France and oil exploration and production operations in France.
               Certain previously recorded amounts have been reclassified to conform to this period presentation.

	For the Three Months Ended
	March 31,

	2011	2010
Production:
Oil (MBbls):
France	78	79

Average Price:
Oil ($/Bbl):
France	$103.82	$70.50
Revenue and other income
Sales and other operating revenue
               Sales and other operating revenue for the three months ended March 31, 2011 was $7.9 million, as compared to sales and other operating revenue of $5.5 million for the three months ended March 31, 2010. This increase is primarily due to the increase in global oil prices over the period, which led to an increase in the prices at which we sell our oil from an average of $70.50 per barrel in the three months ended March 31, 2010 to an average of $103.82 per barrel in the three months ended March 31, 2011. Production remained relatively stable, decreasing from 78.573 MBbls in the three months ended March 31, 2010 to 78.121 MBbls in the three months ended March 31, 2011.

               The above table compares both volumes and prices received for oil for the three months ended March 31, 2011 and 2010. Oil prices have been very volatile over the first quarter of 2011, and we expect, will continue to be, extremely volatile for the remainder of the fiscal year 2011. The results of our operations are highly dependent upon the prices received from our oil production, which are dependent on numerous factors beyond our control. Accordingly, significant changes to oil prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.
Other income
               Other income includes all exploration, salary and general and administrative costs associated with TEF’s activities as operator of the exploration permits in the Paris Basin, which TEF is entitled to invoice to Hess under the Investment Agreement. As of March 31, 2011, $1.3 million was invoiced to Hess and recorded as “Other income”.
Operating costs and expenses
Lease operating expense
               Lease operating expense was $2.6 million, or $32.70 per BOE produced, for the three months ended March 31, 2011, as compared to $1.2 million, or $15.79 per BOE produced, for the three months ended March 31, 2010.
               This increase is mainly due to the reclassification of certain costs associated with particular properties as lease operating expenses including (i) $283,000 relating to certain taxes associated with oil production and (ii) approximately $1.3 million relating to costs associated with production sites and additional Paris headquarter expenses (which in the three months ended March 31, 2010 were classified as general and administrative expenses, but following the strategic partnership with Hess are now mainly incurred in connection with our existing oil production and conventional reservoirs development and therefore have been reclassified as lease operating expenses). Lease operating expense for the three months ended March 31, 2011 also includes inventory turnover variation for an amount of $75,000.
Exploration expense
               Exploration expense for the three months ended March 31, 2011 was $632,000, as compared to $18,000 for the three months ended March 31, 2010. This increase is due primarily to expenses associated with geological and technical studies the Company conducted and commissioned in connection with conventional prospects in the Paris Basin and not invoiced to Hess.
Depreciation, depletion and amortization
               Depreciation, depletion and amortization for the three months ended March 31, 2011 was $1.4 million or $18.42 per BOE produced, as compared to $1.0 million or $12.78 per BOE produced for the three months ended March 31, 2010. This increase is primarily due to the reduction at the end of 2010 of the estimated life of wells used for the DD&A amortization to fit the end of the concessions.
Accretion on discounted assets and liabilities
               Accretion expense positively impacted our results by $112,000 for the three months ended March 31, 2011 as compared to a negative impact of $57,000 for the three months ended March 31, 2010. The accretion expense is composed of a negative $140,000 impact related to our asset retirement obligation expense and a positive accretion impact of $252,000 related to the fair value of the New Convertible Senior Notes.

General and administrative before stock compensation expense
               General and administrative expense, excluding stock compensation expense, for the three months ended March 31, 2011 totaled $3.5 million, as compared to $3.9 million for the comparable period in 2010. This decrease is due to the ongoing effort to reduce general and administrative expense as well as to a reclassification of certain oil production related expenses from general and administrative expenses to lease operating expenses.
Stock compensation expense
               Stock compensation expense was $1.2 million for the three months ended March 31, 2011 compared with $1.1 million for the three months ended March 31, 2010.
Impairment of oil properties
               There were no impairment charges for the three months ended March 31, 2011 and March 31, 2010.
Loss/Gain on oil derivative contracts
               We recorded a loss on oil derivative contracts for the three months ended March 31, 2011 of $2,257,000 as compared to a gain of $31,000 in the three months ended March 31, 2010 representing the unrealized loss on the commodity derivative contracts with Vitol Trading. Presented in the table below is a summary of the contract entered into:

					Unrealized loss for
					the three months
					ended March 31,
Type	Period	Barrels	Floor	Ceiling	2011

Collar	January 1, 2011 - December 31, 2011	182,500	$78.00	$91.00	$2,257
Foreign currency exchange gain (loss)
               We recorded a loss on foreign currency exchange of $0.7 million for the three months ended March 31, 2011 compared with a gain of $0.2 million for the three months ended March 31, 2010. This decrease is mainly due to the weakening of the U.S. dollar compared to the euro over the same period in 2011.
Interest expense
               Interest expense, was $1.4 million for the three months ended March 31, 2011 as compared to $0.7 million for the three months ended March 31, 2010. The increase is mainly due to the additional interest payments relating to the New Convertible Senior Notes issued in February 2010. Interest expense for the New Convertible Senior Notes was $588,000 for the three months ended March 31, 2011 as compared to $211,000 for the three months ended March 31, 2010. Also included in interest expense are expenses related to the amortization of issue premium and debt issuance costs associated to the New Convertible Senior Notes of $134,000 recorded for the three months ended March 31, 2011 compared to $21,000 for the three months ended March 31, 2010. Another contributing factor to the increase of interest expense for the three months ended March 31, 2011 was a payment of $713,000 under the commodity derivative contract with Vitol trading due to the dated Brent price being higher than the selling price of $91.00 per barrel under the derivative contract.
Income tax (benefit) provision
               An income tax provision of $753,000 was recorded in the three months ended March 31, 2011, compared to a tax provision of $330,000 recognized for the three months ended March 31, 2010 due to improved results of our French subsidiaries compared to same period last year.
Discontinued operations
               In 2009, the Company completed its exit of Romania, Hungary and Turkey. We have several claims outstanding relating to these transactions. See “Note 10 – Commitments and Contingencies”. Contingent liabilities relating to these claims are recorded in Discontinued Operations.
               As of March 31, 2011, we had accrued approximately $650,000 (i.e. $574,696 plus accrued interest) as a contingent liability for these claims. During the three months ended March 31, 2011, we recorded legal expenses of $115,445 which are included in discontinued operations. We also made an Overriding Royalty payment of $99,604 during the quarter ended March 31, 2011. We also accrued $248,000 (recorded under long-term accrued liabilities) as a provision for the 1.5% Overriding Royalty the Company will have to pay on the net value to Hunnisett and Barker of all future production, if any, deriving from Madison Oil’s interest in such SASB licenses. (See “Note 10 – Commitments and contingencies”).
               Discontinued Operations were as follows for the three months ended ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
Revenue and other income
Sales and other operating revenue	$18	$—
Operating costs and expenses:
Lease operating expense	—	—
Exploration expense	—	—
Dry hole costs	—	—
Depreciation, depletion and amortization	—	—
Accretion on discounted assets and liabilities	—	—
Impairment of oil and natural gas properties	—	—
General and administrative expense	181	495
(Gain) loss on sale of properties and other assets	—	—

Total operating costs and expenses	181	495

Operating loss	(163)	(495)
Other income (expense)
Foreign currency exchange gain	—	—
Interest and other income	—	—
Loss on early extinguishment of debt — revolving credit facility	—	—
Other expense		(80)
Interest expense, net of interest capitalized	—	—

Loss before income taxes	(163)	(575)
Income tax provision	—	—

Net loss from discontinued operations	$(163)	$(575)

          Sales and other operating revenue from discontinued operations for the three months ended March 31, 2011 amounted to $18,000. We recorded in discontinued operations for the three months ended March 31, 2011 and 2010 $181,000 and $495,000, respectively, of general administrative expense primarily due to legal costs. We thus recorded a loss of $163,000 and $575,000 from discontinued operations in the three months ended March 31, 2011 and 2010, respectively.
Other comprehensive income
               The most significant element of comprehensive income, other than net income, is foreign currency translation. For the three months ended March 31, 2011, the currency translation adjustment was an income of $3.8 million as compared to a loss of $4.7 million for the comparable period in 2010. This increase is mainly due to the weakening of the U.S. dollar compared to the euro over the same period in 2011.
            The functional currency of our operations in France is the euro. The exchange rates at March 31, 2011 and March 31, 2010 were:

	March 31,
	2011	2010
Euro	$1.4207	$1.3479

Off-balance sheet arrangements
            We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk during the three months ended March 31, 2011. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s Annual Report on Form 10-K/A, for the year ended December 31, 2010, which was filed with the SEC on April 8, 2011.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, and to allow the Company to meet its disclosure obligations.
Change in Internal Control over Financial Reporting
In response to a material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2009 and resolved in 2010, management has implemented steps in 2010, to improve financial statement close procedures as disclosed in the Form 10K/A filed on April 8, 2011. We believe these measures have adequately addressed the material weaknesses and have strengthened our internal controls over financial reporting.
In light of this we continue to make progress toward achieving the effectiveness of our disclosure controls and procedures and have implemented the following actions during the three months ended March 31, 2011:
•
We invested in our accounting and finance resources by establishing and filling the role of Group Controller to focus on implementing best practices for consolidation and reporting as well as Sarbanes Oxley section 404 compliance.

•	We are in the process of redesigning our period end closing and financial statement preparation process in order to improve both its effectiveness and efficiency.

•
We are in the process of upgrading our accounting and consolidation software. The new ERP software (SAP Business All in one version ECC6) is in the process of being implemented for Q2 2011. This new software will enable the Company to record all operations under US GAAP directly on single software capable to produce consolidated worksheets and other necessary data. The software will also provide improved system application controls to further enhance our internal controls over financial reporting.

•	We are reviewing our internal control processes and documentation in light of the upgrade of our accounting and consolidation software
     Collectively, these and other actions are improving the foundation of our internal control over financial reporting.
Except as otherwise indicated above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
         See “Note 10 – Commitments and Contingencies”, which is incorporated into this “Item 1. Legal Proceedings” by reference.
ITEM 1A. RISK FACTORS
            There have been no material changes to the risk factors previously discussed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, which was filed with the SEC on April 8, 2011.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 27, 2010 the Board of Directors authorized a share repurchase program for the repurchase of up to $5 million of shares of Toreador common stock in the open market or in private transactions at the discretion of management over the next 12 months. The Company has no obligation to repurchase shares under the program, and the program may be suspended at any time. As of March 31, 2011, no shares of Toreador common stock have been repurchased pursuant to the share repurchase program.
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

TOREADOR RESOURCES CORPORATION

May 10, 2011	/s/ Craig M. McKenzie
Craig M. McKenzie
President and Chief Executive Officer

May 10, 2011	/s/ Marc Sengès
Marc Sengès
Chief Financial Officer