Form 10-Q
period 2011-06-30
TOREADOR RESOURCES CORP
filed 2011-08-09
CIK 98720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

As of August 4, 2011, there were 26,046,644 shares of common stock, par value $0.15625 per share, outstanding.

TOREADOR RESOURCES CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TOREADOR RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited) (In thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,577	$21,616
Restricted cash (Notes 10 and 12)	1,501	—
Accounts receivable (Note 2)	6,262	4,427
Income tax receivable (Note 8)	—	—
Other	3,463	2,959

Total current assets	17,803	29,002

Oil properties
Oil properties, gross	118,201	108,979
Accumulated depletion, depreciation and amortization	(50,028)	(43,201)

Oil properties, net	68,173	65,778

Investments	200	200
Goodwill	3,986	3,685
Other assets	1,370	1,634

Total assets	$91,532	$100,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,986	$11,890
Deferred lease payable — current portion	116	113
Derivatives (Note 12)	2,066	1,330
Income taxes payable (Note 8)	626	6,341

Total current liabilities	11,794	19,674

Long-term accrued liabilities	108	348
Deferred lease payable, net of current portion	270	329
Asset retirement obligations (Note 6)	7,724	6,866
Deferred income tax (Note 8)	15,239	14,618
Long-term debt (Notes 5 and 13)	33,928	34,394

Total liabilities	69,063	76,229
Stockholders’ equity:
Common stock, $0.15625 par value, 50,000,000 shares authorized; 26,046,644 and 25,849,705 shares issued at June 30, 2011 and December 31, 2010, respectively	4,070	4,039
Additional paid-in capital	202,496	200,230
Accumulated deficit	(194,579)	(186,068)
Accumulated other comprehensive income	13,016	8,403
Treasury stock at cost, 721,027 shares for 2010 and 2011	(2,534)	(2,534)

Total stockholders’ equity	22,469	24,070

Total liabilities and stockholders’ equity	$91,532	$100,299

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2011	2010
	(Unaudited) (In thousands, except per share data)
Revenues and other income:
Sales and other operating revenue	$8,833	$5,946
Other income	1,520	15,000

Total revenues and other income	10,353	20,946

Operating costs and expenses:
Lease operating expense	3,532	3,138
Exploration expense	142	1,055
Depreciation, depletion and amortization	1,709	673
Accretion on discounted assets and liabilities (Notes 5 and 6)	148	31
General and administrative	4,154	2,837
Gain on oil derivative contracts (Note 12)	(313)	(783)

Total operating costs and expenses	9,372	6,951

Operating income	981	13,995

Other expense
Foreign currency exchange loss	(266)	(83)
Interest expense, net of interest capitalized (Note 5)	(331)	(1,011)

Total other expense	(597)	(1,094)
Income before taxes from continuing operations	384	12,901
Income tax provision (Note 8)	716	6,351

Income (loss) from continuing operations, net of income taxes	(332)	6,550
Loss from discontinued operations, net of income taxes (Note 11)	(2,919)	(247)

Net income (loss) available to common shares	$(3,251)	$6,303

Basic income (loss) available to common shares per share:
From continuing operations, net of income taxes	$(0.01)	$0.27
From discontinued operations, net of income taxes	(0.11)	(0.01)

Total basic income (loss) available to common shares per share:	$(0.12)	$0.26

Diluted income (loss) available to common shares per share:
From continuing operations, net of income taxes	$(0.01)	$0.27
From discontinued operations, net of income taxes	(0.11)	(0.01)

Total diluted income (loss) available to common shares per share:	$(0.12)	$0.26

Weighted average shares outstanding:
Basic	25,988	24,640

Diluted	25,988	24,658

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2011	2010
	(Unaudited) (In thousands, except per share data)
Revenues and other income:
Sales and other operating revenue	$16,688	$11,456
Other income (Note 15)	2,859	15,000

Total revenues and other income	19,547	26,456
Operating costs and expenses:
Lease operating expense	6,087	4,378
Exploration expense	774	1,075
Depreciation, depletion and amortization	3,148	1,677
Accretion on discounted assets and liabilities (Notes 5 and 6)	36	87
General and administrative	8,800	7,842
Loss (gain) on oil derivative contracts (Note 12)	1,944	(814)

Total operating costs and expenses	20,789	14,245
Operating income ( loss)	(1,242)	12,211
Other expense:
Foreign currency exchange loss	(965)	(77)
Loss on the early extinguishment of debt (Note 5)	—	(4,256)
Interest expense, net of interest capitalized	(1,752)	(1,720)

Total other expense	(2,717)	(6,053)

Income (Loss) before taxes from continuing operations	(3,959)	6,158
Income tax provision (Note 8)	1,470	6,351

Loss from continuing operations, net of income taxes	(5,429)	(193)
Loss from discontinued operations, net of income taxes (Note 11)	(3,082)	(822)

Net loss available to common shares	$(8,511)	$(1,015)

Basic loss available to common shares per share:
From continuing operations, net of income taxes	$(0.21)	$(0.01)
From discontinued operations, net of income taxes	(0.12)	(0.03)

Total basic loss available to common shares per share:	$(0.33)	$(0.04)

Diluted loss available to common shares per share:
From continuing operations, net of income taxes	$(0.21)	$(0.01)
From continuing operations, net of income taxes	(0.12)	(0.03)

Total diluted loss available to common shares per share:	$(0.33)	$(0.04)

Weighted average shares outstanding:
Basic	25,959	23,958

Diluted	25,959	23,958

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

(In thousands)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income (loss)	Treasury Stock (Shares)	Treasury Stock ($)	Total Stockholders’ Equity
Balance at December 31, 2010	25,850	$4,039	$200,228	$(186,068)	$8,403	721	$(2,534)	$24,068
Issuance of restricted stock	197	31	(31)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	2,292	—	—	—	—	2,292
Net loss	—	—	—	(8,511)	—	—	—	(8,511)
Foreign currency translation adjustment	—	—	—	—	4,613	—	—	4,613
Tax effect of restricted stock	—	—	7	—	—	—	—	7

Balance at June 30, 2011	26,047	$4,070	$202,496	$(194,579)	$13,016	721	$(2,534)	$22,469

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(8,511)	$(1,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	3,148	1,677
Accretion income (loss) on discounted assets and liabilities	289	178
Amortization of deferred debt issuance costs	271	98
Stock based compensation	2,291	2,204
Deferred income taxes (liabilities) benefit	621	(1,431)
Loss on early extinguishment of debt — convertible notes	—	4,256
Unrealized loss (gain) on commodity derivatives	736	(814)
Tax expense related to restricted stock	7	—
Effect of the effective interest rate method	40	—
Amortization of the fair-value of the bonds	(506)	(91)
Increase in restricted cash	(1,501)	—
(Increase) decrease in accounts receivable	(1,835)	523
(Increase) decrease in income taxes receivable	—	245
(Increase) decrease in other current assets	(504)	565
(Increase) decrease in other assets	(6)	348
Decrease in accounts payable and accrued liabilities	(2,905)	(1,899)
Decrease in deferred lease payable	(56)	(53)
Increase in income taxes payable	(5,715)	5,543
Decrease in long-term accrued liabilities	(248)	(56)

Net cash provided by (used in) operating activities	(14,384)	10,278
Cash flows from investing activities:
Additions to property and equipment	(750)	(252)

Net cash used in investing activities	(750)	(252)
Cash flows from financing activities:
Repayment of convertible notes	—	(22,231)
Issuance of convertible notes	—	31,631
Deferred debt issuance costs	—	(1,936)
Proceeds from issuance of common stock, net of equity issuance costs of $2,489	—	26,836
Proceeds from exercise of stock options	—	15

Net cash provided by financing activities	—	34,315
Net increase (decrease) in cash and cash equivalents	(15,134)	44,341
Effects of foreign currency translation on cash and cash equivalents	95	2,996
Cash and cash equivalents, beginning of period	21,616	8,712

Cash and cash equivalents, end of period	$6,577	56,049

Supplemental disclosures:
Cash paid during the period for interest, net of interest capitalized	$1,265	$1,180
Cash paid during the period for income taxes	$8,300	$7

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

On May 10, 2010, our subsidiary, Toreador Energy France (“TEF”) entered into an investment agreement (the “Hess Investment Agreement”) with Hess Oil France S.A.S. (“Hess”) relating to exploitation of our shale oil acreage in the Paris Basin. This agreement was subsequently amended on May 18th, 2011 (the “Amendment Agreement”).

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

Under the Hess Investment Agreement, TEF, is entitled to invoice Hess for all exploration, salary and general and administrative expenses that are associated with its activities as operator under the exploration permits we hold and in which we transferred to Hess 50% of our interest pursuant to the Hess Investment Agreement. We invoice Hess Oil France for such administrative expenses based on time spent by our employees at an agreed hourly rate and we recognize other operating income as the general and administrative expenses are incurred. Please refer to “Note 15 — Agreement with Hess” for further detail on the Hess Investment Agreement and Amendment Agreement.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance that clarifies and requires new disclosures about fair value measurements “ASU 2010-06 — Improving Disclosures about Fair Value Measurements (ASC 820)”. The clarifications and requirement to disclose the amounts and reasons for significant transfers between Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy, were adopted by the Company in the first quarter of 2010. The new guidance also requires that purchases, sales, issuances, and settlements be presented gross in the Level 3 reconciliation and that requirement is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years, with early adoption permitted. Adoption of the guidance which only amends the disclosures requirements did not have significant impact on our condensed consolidated financial statements.

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

On January 1, 2011, Toreador adopted changes issued by the FASB to revenue recognition for multiple-deliverable arrangements “ASU 2009-13 — Multiple-Deliverable Revenue Arrangements (EITF Issue 08-1; ASC 605)”. The adoption of these changes had no impact on our condensed consolidated financial statements, as Toreador does not currently have any such arrangements with its customers.

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

In June 2011, the FASB issued “ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05).” ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. Because this ASU impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

NOTE 2 — CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, and our hedging and derivative financial instruments. We place our cash with high-credit quality financial institutions. We currently sell oil to one customer, TOTAL. Substantially all of our accounts receivable are due from TOTAL, as purchaser of our oil production, and from our partner Hess in connection with all exploration, salary and general and administrative expenses that are associated with, and invoiced to Hess pursuant to the Hess Investment Agreement. We place our hedging and derivative financial instruments with financial institutions and other firms that we believe have high credit-ratings.

We periodically review the collectability of accounts receivable and record an allowance for doubtful accounts on those amounts which are, in our judgment, unlikely to be collected. We have not had any significant credit losses in the past and we believe our accounts receivable are fully collectable with the exception of the current allowance.

Accounts receivable consisted of the following:

	June 30,	December 31,
	2011	2010
Oil sales and other income receivable	$5,249	$3,843
Recoverable VAT	717	439
Other accounts receivable	691	540
Bad debt allowance (1)	(395)	(395)

	$6,262	$4,427

(1)	Relating to discontinued operation in Romania

NOTE 3 — EARNINGS (LOSS) PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per common share computation:

	Three Months Ended
	June 30,
	2011	2010
Basic income (loss) per share:
Numerator:
Income (loss) from continuing operations, net of income tax	$(332)	$6,550
Loss from discontinued operations, net of income tax	(2,919)	(247)

Net income (loss) available to common shareholders	$(3,251)	$6,303

Denominator:
Weighted average common shares outstanding	25,988	24,640

Basic income (loss) available to common shareholders per share from:
Continuing operations	$(0.01)	$0.27

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

Discontinued operations	(0.11)	(0.01)

Total basic income (loss) per share	$(0.12)	$0.26

Diluted income (loss) per share:
Numerator:
Income (loss) from continuing operations, net of income tax	$(332)	$6,550
Loss from discontinued operations, net of income tax	(2,919)	(247)

Net income (loss) available to common shareholders	$(3,251)	$6,303

Denominator:
Weighted average common shares outstanding	25,988	24,640
Stock options and warrants	— (1)	18
Conversion of notes payable	— (2)	—

Diluted shares outstanding	25,988	24,658

Diluted income (loss) available to common shareholders per share from:
Continuing operations	$(0.01)	$0.27
Discontinued operations	(0.11)	(0.01)

Total diluted income (loss) per share	$(0.12)	$0.26

(1)	The computation of the dilutive effect resulted in an increase of 3,000 dilutive shares. However, as of June 30, 2011, there is no dilutive effect as the Company’s performance resulted in a loss.
(2)	The Company’s 8.00%/7.00% Convertible Senior Notes due 2025 are eligible for conversion in 2011 (subject to certain terms and conditions under the Indenture dated as of February 1, 2010). However, as of June 30, 2011, there is no dilutive effect as the Company’s performance resulted in a loss.

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010

Basic loss per share:
Numerator:
Loss from continuing operations, net of income tax	$(5,429)	$(193)
Loss from discontinued operations, net of income tax	(3,082)	(822)

Net loss available to common shareholders	$(8,511)	$(1,015)

Denominator:
Weighted average common shares outstanding	25,959	23,958

Basic loss available to common shareholders per share from:
Continuing operations	$(0.21)	$(0.01)
Discontinued operations	(0.12)	(0.03)

Total loss per share	$(0.33)	$(0.04)

Diluted loss per share:
Numerator:
Loss from continuing operations, net of income tax	$(5,429)	$(193)
Loss from discontinued operations, net of income tax	(3,082)	(822)

Net loss available to common shareholders	$(8,511)	$(1,015)

Denominator:
Weighted average common shares outstanding	25,959	23,958
Stock Options and Warrants	(1)	(1)
Conversion of notes payable	— (2)	— (2)

Diluted shares outstanding	25,959	23,958

Diluted loss available to common shareholders per share from:
Continuing operations	$(0.21)	$(0.01)
Discontinued operations	(0.12)	(0.03)

	$(0.33)	$(0.04)

(1)	The computation of the dilutive effect resulted in an increase of 13,000 and 3,000 dilutive shares, respectively for the six months ended June 30, 2011 and 2010. However, there is no dilutive effect as the Company’s performance resulted in a loss.
(2)	The Company’s 8.00%/7.00% Convertible Senior Notes due 2025 are eligible for conversion in 2011 (subject to certain terms and conditions under the Indenture dated as of February 1, 2010). However, as of June 30, 2011, there is no dilutive effect as the Company’s performance resulted in a loss.

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

NOTE 4 — COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive loss, net of related tax:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$(3,251)	$6,303	$(8,511)	$(1,015)
Foreign currency translation adjustment	807	(1,753)	4,613	(6,452)

Comprehensive income (loss)	$(2,444)	$4,550	$(3,898)	$(7,467)

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,		December 31,
	2011		2010
Convertible senior notes	$33,928	(1)	$34,394
Less: current portion	—		—

Total long-term debt	$33,928		$34,394

(1)	The New Convertible Senior Notes are amortized to the principal amount through the date of the first put right on October 1, 2013 using the effective interest rate method . For the six months ended June 30 , 2011, $506,000 was recorded in accretion income and $1,173,000 in interest expense.

8.00%/7.00% CONVERTIBLE SENIOR NOTES DUE OCTOBER 1, 2025

On February 1, 2010, Toreador consummated an exchange transaction (the “Convertible Notes Exchange”). In the Convertible Notes Exchange, in exchange for (i) $22,231,000 principal amount of our outstanding 5.00% Convertible Senior Notes (the “Old Notes”) and (ii) $9.4 million cash, we issued $31,631,000 aggregate principal amount of our 8.00%/7.00% Convertible Senior Notes (the “New Convertible Senior Notes”) and paid accrued and unpaid interest on the Old Notes.

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

The New Convertible Senior Notes were convertible into shares of our common stock at an initial conversion rate of 72.9927 shares of common stock per $1,000 principal amount of New Convertible Senior Notes (which was equivalent to an initial conversion price of $13.70 per share), subject to adjustment upon certain events. Under the terms of the indenture governing the New Convertible Senior Notes, if on or before October 1, 2010, we sold shares of our common stock in an equity offering or an equity-linked offering (other than for compensation), for cash consideration per share such that 120% of the issuance price was less than the conversion price of the New Convertible Senior Notes then in effect, the conversion price was to be reduced to an amount equal to 120% of such offering price. As a result of our February 2010 public offering, the conversion rate of the New Convertible Senior Notes adjusted to 98.0392 shares of common stock per $1,000 principal amount of New Convertible Senior Notes (which is equivalent to a conversion price of approximately $10.20 per share). Pursuant to the indenture, the conversion price of the New Convertible Senior Notes will not be further adjusted under such provision because the proceeds from the public offering were in excess of $20 million.

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

The following table summarizes the changes in our asset retirement liability during the six months ended June 30, 2011 and 2010 and for the year ended December 31, 2010:

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

	Six Months Ended June 30,	Year Ended December 31,	Six Months Ended June 30,
	2011	2010	2010
Asset retirement obligation at January 1	$6,866	$6,733	6,733
Asset retirement accretion expense	289	505	179
Foreign currency exchange loss (gain)	569	(469)	(997)
Change in reserve life estimate	—	97	—
Property disposals	—	—	—

Asset retirement obligation at the end of the period	$7,724	$6,866	$5,915

NOTE 7 — GEOGRAPHIC OPERATING SEGMENT INFORMATION

We have operations in only one industry segment, the oil exploration and production industry. We are structured along geographic operating segments or regions, and currently have operations in the United States and France.

The following tables provide the geographic operating segment data required by “ASC 280 — Segment Reporting”.

Three Months Ended June 30, 2011

	United States	France	Total
Revenues and other income	$3	$10,350	$10,353
Costs and expenses	1,348	8,024	9,372

Operating income (loss)	$(1,345)	$2,326	$981

Three Months Ended June 30, 2010

	United States	France	Total
Revenues and other income	$6	$20,940	20,946
Costs and expenses	1,430	5,521	6,951

Operating income (loss)	$(1,424)	$15,419	$13,995

Six Months Ended June 30, 2011

	United States	France	Total
Revenues and other income	$7	$19,540	$19,547
Costs and expenses	7,177	13,612	20,789

Operating income (loss)	$(7,170)	$5,928	$(1,242)

Six Months Ended June 30, 2010

	United States	France	Total
Revenues and other income	$9	$26,447	$26,456
Costs and expenses	4,299	9,946	14,245

Operating income (loss)	$(4,290)	$16,501	$12,211

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

Total Assets (1)

	United States	France
	Continuing Operations		Total
June 30, 2011	$2,666	$88,866	$91,532
December 31, 2010	$2,966	$97,333	$100,299

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

At June 30, 2011, tax payable was $0.6 million related to French taxable income. For the six months ended June 30, 2011 and 2010, we paid income taxes of approximately $8.2 million and $7,000 respectively, $6.8 million of the $8.2 million related to the $15 million upfront payment received by TEF from Hess under the Investment Agreement (see “Note 15 — Agreement with Hess”).

For the three months ended June 30, 2011, we recorded a consolidated tax provision of $716,000 related to our French operations. For the six months ended June 30, 2011, our French operations recorded a $1.5 million tax provision and the U.S operations recorded a tax provision of $7,000 which resulted in a consolidated tax provision of $1.5 million. The tax provision at June 30, 2010 was $6.2 million and primarily related to the $15 million upfront payment from Hess as discussed above.

As of June 30, 2011 and December 31, 2010, our balance sheet reflected a deferred tax liability of $15.2 million and $14.6 million respectively, related to differences in oil property capitalization and depletion methods.

We file both a U.S. federal tax return and a French tax return. We have filed several state and foreign tax returns in prior years, many of which remain open for examination for five years.

NOTE 9 — CAPITAL

For the six months ended June 30, 2011, the Company issued 196,939 shares of restricted stock to employees and directors, of which 113,569 shares (including 71,884 shares for directors) were immediately vested in accordance with the terms of the grants and zero stock options were exercised under the terms of the option agreements. There were no forfeitures of restricted stock and stock options for the six months ended June 30, 2011. For the same comparable period in 2010, the Company issued 199,563 shares (including 93,392 shares for directors) of stock to employees and directors, of which 132,733 shares were immediately vested in accordance with the terms of the grants and 5,000 stock options were exercised under the terms of the option agreements. There were no forfeitures for the six months ended June 30, 2010 of restricted stock and stock options.

On February 12, 2010, we completed a registered underwritten public offering of 3,450,000 shares of common stock, including 450,000 shares of common stock acquired by the underwriters from us to cover over-allotment options. The net proceeds to Toreador from the offering were approximately $26.8 million, after deducting underwriting discounts, commissions and offering expenses.

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

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

Netherby

On October 16, 2003, we entered into an agreement (the “Netherby Agreement”) with Phillip Hunnisett and Roy Barker (“Hunnisett and Barker”), pursuant to which Hunnisett and Barker agreed to post the collateral required by the Turkish government for Madison Oil Turkey Inc. (a Liberian company later reincorporated in the Cayman Islands as Toreador Turkey) (“Madison Oil”) to retain its interest in relation to eight offshore exploration SASB licenses in exchange for a 1.5% gross overriding royalty interest (the “Overriding Royalty”) on the net value to Madison Oil of all future production, if any, deriving from Madison Oil’s interest in such SASB licenses.

On September 30, 2009, we completed the sale of Toreador Turkey, including with it Toreador Turkey’s remaining 10% interest in the SASB license, to Tiway Oil AS. In connection with this sale, we agreed to indemnify Tiway Oil AS against and in respect of any and all claims, liabilities, and losses arising from the Overriding Royalty. We are treating the indemnity as extending to Tiway Turkey Ltd (previously Toreador Turkey).

On September 6, 2010, English High Court proceedings were commenced by Hunnisett and Barker, as well as by their company, Netherby Investments Limited, against Tiway Turkey Limited (previously Toreador Turkey) and us regarding a dispute over the amount of the compensation payable to Hunnisett and Barker under the Netherby Agreement as a result of Toreador Turkey’s sale of a 26.75% interest in the SASB licenses to Petrol Ofisi in March 2009 (the “Netherby Payment Amount”).

On June 22, 2011, we entered into a settlement agreement, the “Settlement Agreement”, in which Hunnisett and Barker agreed to release both Toreador and Tiway Turkey Limited from all current and future claims related to the Overriding Royalty, including the Netherby Payment Amount, in exchange for $3.8 million and the assignment of a certain overriding royalty interest in the SASB licenses to Hunnisett and Barker directly. As required by the Settlement Agreement, we have paid the settlement amount on June 24, 2011 and transferred the royalty interest, mentioned above, to Hunnisett and Barker. For the six months ended June 30, 2011, $2.9 million has been expensed in discontinued operations consequently, consisting of settlement amount less prior period accruals.

Petrol Ofisi

On January 25, 2010, we received a claim notice from Tiway under the SPA in respect of a third-party claim asserted by Petrol Ofisi against Tiway Turkey Ltd. (formerly Toreador Turkey) in the amount of TRY 7.6 million ($5.1 million), for which Tiway alleges we are liable for an estimated TRY 2.1 million ($1.4 million). The Court has appointed three experts to evaluate the case. A hearing was held on April 5, 2011 and the Court received the experts’ report which was generally favorable to Tiway Turkey Ltd. against Petrol Ofisi. Upon the objections of Petrol Ofisi regarding the report, the Court adjourned pending a review of the report by the experts’ in light of the objections. The next hearing is due to take place on October 25, 2011. The Company believes that the risk associated with this matter is remote and no liability has been recorded.

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

TPAO

On October 6, 2010, we received a claim notice from Tiway under the SPA in respect of an arbitration initiated by TPAO against Tiway relating to alleged damages and losses suffered in connection with the Akçakoca-Çayağzi Pipeline Construction Project in 2005. Tiway asserts in the letter that the total relief sought is approximately $3.0 million. On May 13, 2011, TPAO served additional claims on TTL within the same arbitration seeking a further $1.5 million. We do not believe the arbitration initiated by TPAO is justified.

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

Lundin Indemnification

TEF executed on August 6, 2010, an indemnification and guarantee agreement for a maximum aggregate amount of €50 million first demand guarantee to cover Lundin International (“Lundin”) against any claim by a third party arising from drilling works executed by TEF as operator on the Mairy permit. The title to the Mairy permit was awarded to Lundin, TEF and EnCore (E&P) Ltd jointly in August 2007. Earlier this year, Lundin communicated its desire to withdraw from the permit on which no drilling works had been performed and consequently assigned its working interest of 40% in equal parts to TEF and EnCore (E&P) Ltd. TEF subsequently assigned half of its now 50% working interest to Hess by virtue of the Hess Investment Agreement. Under French mining law, all titleholders are held jointly and severally responsible for all damages and claims relating to works on a permit. Therefore, under the indemnification and guarantee agreement, TEF agreed to indemnify Lundin upon notice of any liability or claim for damages by a third party against Lundin in connection with works performed by TEF on the Mairy permit from February 15, 2010 until the transfer of title of such permit is formally accepted by the French government. No works are expected to begin on the permit, if at all, until the fourth quarter of 2011, therefore no claims have been made or are currently anticipated under this agreement.

Other

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position.

Shale Hydrocarbons and French Government

By way of an accelerated legislative procedure, the French General Assembly passed a bill on May 11, 2011 to ban hydraulic fracturing of oil and gas wells in France. The French Senate passed an amended bill on June 9, 2011 that allowed hydraulic fracturing under a regulated framework of scientific experimentation. A committee of representatives from both the Senate and General Assembly recommended text for the bill on June 17, 2011 that excluded the ability to undertake hydraulic fracturing in the context of scientific experimentation. A special purpose scientific commission will present an annual report to the French legislature on whether experimental hydraulic fracturing should be allowed. This bill was passed by the Senate on June 30, 2011 and became law on July 14th, 2011.

Now that the law has been finalized, we intend to commence our proof of concept drilling program as soon as possible since the plan to evaluate our exploration licenses does not require hydraulic fracturing. The Company will not conduct hydraulic fracturing within any of our permit areas and intend to make full disclosures and representations to the French regulatory authorities as required. Please refer to the executive overview section of “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operation”, for further detail on the French legislation.

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

Letters of Credit

Under the terms of our derivative agreement, on any day when the current market value of the underlying contract as determined by Vitol is greater than $103.00 per barrel, upon Vitol’s first demand the Company shall provide to Vitol margin in the form of cash and/or a standby letter of credit issued by a bank.

On March 28, 2011, Bred, the Company’s bank, issued a Standby Letter of Credit (“SBLC”) for an amount of $1.6 million in favor of Vitol SA in order to secure margin calls under the collar contract. The Company has pledged the same amount of financial instruments in favor of Bred as counter guarantee for the commitments of the bank under the SBLC. The amount of the SBLC has been amended to $1.5 million on May 25, 2011. The full amount of the SBLC has been classified as restricted cash in our consolidated balance sheet for the period ended June 30, 2011.

NOTE 11 — DISCONTINUED OPERATIONS

In 2009, the Company completed its exit of Romania, Hungary and Turkey. We have several claims outstanding relating to these transactions. See “Note 10 — Commitments and Contingencies”. Contingent liabilities relating to these claims are recorded in Discontinued Operations.

On June 22, 2011, the Company entered into a settlement agreement, the “Settlement Agreement”, in which Hunnisett and Barker agreed to release both Toreador and Tiway Turkey Limited from all current and future claims related to the Overriding Royalty, including the Netherby Payment Amount, in exchange for $3.8 million and the assignment of a certain overriding royalty interest in the SASB licenses to Hunnisett and Barker directly. As required by the Settlement Agreement, the Company paid the settlement amount on June 24, 2011 and transferred the royalty interest, mentioned above, to Hunnisett and Barker. As of June 30, 2011, $2.9 million has been expensed in discontinued operations consequently, consisting of settlement amount less prior period accruals. (See “Note 10 – Commitments and contingencies”).

Discontinued operations were as follows for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue and other income
Sales and other operating revenue	$20	$—	$38	$—
Operating costs and expenses:
Lease operating expense	—	—	—	—
Exploration expense	—	—	—	—
Dry hole costs	—	—	—	—
Depreciation, depletion and amortization	—	—	—	—
Accretion on discounted assets and liabilities	—	—	—	—
Impairment of oil and natural gas properties	—	—	—	—
General and administrative expense	(861)	161	(680)	657
(Gain) loss on sale of properties and other assets	—	—	—	—

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total operating costs and expenses	(861)	161	(680)	657

Operating income (loss)	881	(161)	718	(657)
Other income (expense)
Foreign currency exchange gain	—	—	—	—
Interest and other income	—	—	—	—
Loss on early extinguishment of debt — revolving credit facility	—	—	—	—
Other expense	3,800	86	3,800	165
Interest expense, net of interest capitalized	—	—	—	—

Loss before income taxes	(2,919)	(247)	(3,082)	(822)
Income tax provision	—	—	—	—

Net loss from discontinued operations	$(2,919)	$(247)	$(3,082)	$(822)

NOTE 12 — DERIVATIVES

We periodically utilize derivative instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the sale price of crude oil. In November 2010, we entered into futures and swap contracts for approximately 15,208 bbls per month for the months of January 2011 through December 2011. The change in fair value during three months ended June 30, 2011 resulted in a net unrealized derivative gain of $1,521,000. Additionally, for the three months ended June 30, 2011, we recorded a loss of $1,207,000 for the margin calls related to this derivative contract. For the six months ended June 30, 2011, we recorded a net unrealized derivative loss of $736,000 compared to a gain of $814,000. Presented in the table below is a summary of the contracts entered into for 2011:

Type	Period	Barrels	Floor	Ceiling	Unrealized gain for the three months ended June 30, 2011
Collar	January 1, 2011 — December 31, 2011	182,500	$78.00	$91.00	$(1,521)

Gain/Loss on oil derivative contracts consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Unrealized Gain/Loss on oil derivative contracts	$(1,521)	$(783)	$736	$(814)
Margin Calls	1,208	—	1,208	—

Total	$(313)	$(783)	$1,944	$(814)

Under the terms of our collar agreement, on any day when the current market value of the underlying contract as determined by Vitol is greater than $103.00 per barrel, upon Vitol’s first demand the Company shall provide to Vitol margin in the form of cash and/or a standby letter of credit issued by a bank.

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

On March 28, 2011, Bred, the Company’s bank, issued a Standby Letter of Credit (“SBLC”) for an amount of $1.6 million in favor of Vitol SA in order to secure margin calls under the collar contract. The Company has pledged the same amount of financial instruments in favor of Bred as counter guarantee for the commitments of the bank under the SBLC. The amount of the SBLC has been amended to $1.5 million on May 25, 2011. The full amount of the SBLC has been classified as restricted cash in our consolidated balance sheet for the period ended June 30, 2011.

NOTE 13  —  FAIR VALUE MEASUREMENTS

The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value at June 30, 2011 and December 31, 2010, due to the short-term nature or maturity of the instruments.

The fair value of the long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same maturities.

On June 30, 2011, the New Convertible Senior Notes, which had a book value of $34.2 million, were trading at $103.40 which would equal a fair market value of approximately $32.7 million.

“ASC 820 — Fair value measurements and disclosures”, establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

Certain assets and liabilities are reported at fair value on a nonrecurring basis in our consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

Asset Impairments — The Company reviews a proved oil property for impairment when events and circumstances indicate a possible decline in the recoverability of the carrying value of such property. We estimate the undiscounted future cash flows expected in connection with the property and compare such undiscounted future cash flows to the carrying amount of the property to determine if the carrying amount is recoverable. If the carrying amount of the property exceeds its estimated undiscounted future cash flows, the carrying amount of the property is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and include estimates of future oil production, commodity prices based on commodity futures price strips as of the date of the estimate, operating and development costs, and a credit risk-adjusted discount rate.

Goodwill — We account for goodwill in accordance with “ASC 350 — Intangibles-Goodwill and Other” Under ASC 350, goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Goodwill fair value is estimated using discounted cash flow method. We perform our annual impairment test during the month of December. No impairment indicators were noted during the quarter ended June 30, 2011.

Asset Retirement Obligations  —  The initial measurement of asset retirement obligations at fair value is calculated using cash flows techniques and based on internal estimates of future retirement costs associated with oil properties. Significant Level 3 inputs used in the calculation of asset retirement obligations include plugging costs and reserve lives. A reconciliation of the Company’s asset retirement obligation is presented in “Note 6 — Asset Retirement Obligations”.

The following table summarizes the valuation of our assets and liabilities measured on a recurring basis at fair value by pricing levels:

	Fair Value Measurement Using
	(Level 1)	(Level 2)	(Level 3)		Total
As June 30, 2011:
Oil derivative contracts	$—	$2,066	$		$2,066

Total	$—	$2,066	$		$2,066

As December 31, 2010:
Oil derivative contracts	$—	$1,330	$		$1,330

	$—	$1,330		$—	$1,330

The table below summarizes the change in carrying values associated with Level 2 financial instruments:

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

	Six Months Ended June 30, 2011 Oil Derivative Contracts	Year ended December 31, 2010 Oil Derivative Contracts
Balance at beginning of period	$1,330	$886
Realized gain	—	(886)
Unrealized loss	736	1,330

Balance at end of period	$2,066	$1,330

NOTE 14 — IMPAIRMENT OF ASSETS

We evaluate producing property costs for impairment and reduce such costs to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to FASB ASC 360 “Property, Plant and Equipment”, formerly Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). We assess impairment of non-producing leasehold costs and undeveloped mineral and royalty interests periodically on a field-by-field basis. We charge any impairment in value to expense in the period incurred. For the three and six months ended ended June 30, 2011, there was no impairment charge for our continuing operations and discontinued operations.

NOTE 15 — AGREEMENT WITH HESS

On May 10, 2010, TEF, a company organized under the laws of France and an indirect subsidiary of the Company, entered into the Hess Investment Agreement with Hess, a company organized under the laws of France and a wholly owned subsidiary of Hess Corporation, a Delaware corporation, pursuant to which (x) Hess becomes a 50% holder of TEF’s working interests in its awarded and pending exploration permits in the Paris Basin, France (the “Permits”) subject to fulfillment of Work Program (as described in (y) (2) hereafter) and (y) (1) Hess must make a $15 million upfront payment to TEF, (2) Hess will have the right to invest up to $120 million in fulfillment of a two-phase work program (the “Work Program”) and (3) TEF would be entitled to receive up to a maximum of $130 million of success fees based on reserves and upon the achievement of an oil production threshold, each as described more fully below.

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

Under the terms of the Investment Agreement, Phase 1 of the Work Program is expected to consist of an evaluation of the acreage underlying the Permits and the drilling of six wells (“Phase 1”). If Hess does not spend $50 million in fulfillment of the Work Program within 30 months of receipt of government approval, Hess must promptly transfer back to TEF the Transfer Working Interests. In light of the political situation in France and our voluntary agreement with the French government to delay drilling in our permits, TEF entered into an Amendment Agreement to the Investment Agreement that extended the deadline to complete Phase 1 by 18 months for a total of 48 months after receipt of government approval.

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

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

Under the terms of the Investment Agreement, TEF is entitled to invoice Hess for all exploration, salary and general and administrative expenses that are associated with its activities as operator of the Permits. For the three and six months ended June 30, 2011, $1.520 million and $2.859 million was invoiced to Hess and recorded as “Other income”.

NOTE 16 — PENSION, POST-RETIREMENT, AND POST-EMPLOYMENT OBLIGATIONS

As of June 30, 2011 and June 30, 2010, the employee retirement obligations amounted to $108,000 and $245,000 respectively. Pension benefits, which only consist in retirement indemnities, have been defined only for the Company’s French subsidiaries.

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

A summary of stock option transactions is as follows:

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

	As at June 30, 2011		As at December 31, 2010
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at January 1	57,950	$8.53	67,370	$7.78
Granted	—	—	—	—
Exercised	—	—	(5,000)	$3.10
Forfeited	—	—	(4,420)	$3.12

Outstanding at the end of the period	57,950	$8.53	57,950	$8.53

Exercisable at the end of the period	57,950	$8.53	57,950	$8.53

For the six months ended June 30, 2011 and for the year ended December 31, 2010 we received cash from stock option exercises of $0 and $15,500, respectively. As of June 30, 2011, all outstanding options were 100% vested.

The following table summarizes information about the fixed price stock options outstanding at June 30, 2011:

	Number Outstanding		Number Exercisable
Exercise Price	Shares	Intrinsic Value (in thousands)	Shares	Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life in Years
5.50	200	(0.4)	200	(0.4)	2.82
5.50	40,250	(72)	40,250	(72)	2.82
13.75	7,500	(75)	7,500	(75)	3.38
16.90	10,000	(132)	10,000	(132)	3.89

	57,950	$(280)	57,950	$(280)	3.23

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

For the six months ended June 30, 2011 the Board of Directors authorized a total of 196,939 shares of restricted stock, which were granted to employees and non-employee directors. The compensation cost is measured by the difference between the quoted market price of the stock at the date of grant and the price, if any, to be paid by an employee or director and is recognized as an expense over the period the recipient performs related services. The restricted stock grants vest immediately or over up to a three-year period (depending on the grant), and the weighted average fair value of the stock on the date of the vesting was $10.40 for the six months ended June 30, 2011. Stock compensation expense of $2.3 million is included in the Statement of Operations for the six months ended June 30, 2011. As of June 30, 2011, the total compensation cost related to non-vested restricted stock grants not yet recognized is approximately $3.0 million. This amount will be recognized as compensation expense over the next 36 months.

On June 30, 2011, there were 1,121,482 remaining shares available for grant under the Plan.

The following table summarizes the changes in outstanding restricted stock grants along with their related grant-date fair values for the six months ended June 30, 2011:

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2010	366,840	$10.72
Shares granted	196,939	$9.14
Shares vested	(116,401)	$10.40
Shares forfeited	—	—

Non-vested at June 30, 2011	447,378	$11.67

NOTE 18 — SUBSEQUENT EVENT

The Company evaluated its June 30, 2011 financial statements for subsequent events through the date the financial statements were issued which was August 9, 2011. Other than noted herein, the Company is not aware of any subsequent events which would require recognition or disclosure in the condensed consolidated financial statements.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “plans,” “believes,” “continues,” “expects,” “projections,” “forecasts,” “intends,” “may,” “might,” “will,” “would,” “could,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. The factors that may affect our expectations regarding our operations include, among others, the following:

•	our ability to raise necessary capital in the future;

•	our ability to maintain or renew our existing exploration permits or exploitation concessions or obtain new ones;

•	change in French legal rules applicable to our activities or permits and concessions

•	extensive regulation, including environmental regulation, to which we are subject;

•	the effect of our indebtedness on our financial health and business strategy;

•	our ability to execute our business strategy and be profitable;

•	our ability to replace oil reserves;

•	a change in the SEC position on our calculation of proved reserves;

•	the loss of the current purchaser of our oil production;

•	results of our hedging activities;

•	the loss of senior management or key employees;

•	political, legal and economic risks associated with having international operations;

•	disruptions in production and exploration activities in the Paris Basin;

•	currency fluctuations;

•	failure to maintain adequate internal controls;

•	indemnities granted by us in connection with dispositions of our assets;

•	unfavorable results of legal proceedings;

•	assessing and integrating acquisition prospects;

•	declines in prices for crude oil;

•	our ability to compete in a highly competitive oil industry;

•	our ability to obtain equipment and personnel;

•	terrorist activities;

•	our success in development, exploitation and exploration activities;

•	reserves estimates turning out to be inaccurate; and

•	difference between the present value and market value of our reserves.

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

We currently operate solely in the Paris Basin, which covers approximately 170,000 km2 of northeastern France, centered 50 to 100 km east and south of Paris. At June 30, 2011, we held interests in approximately 997,000 gross exploration acres (awarded and pending publication). According to Gaffney, Cline & Associates Ltd, an independent petroleum and geological engineering firm, or Gaffney Cline, as of December 31, 2010, our proved reserves were 5.5 Mbbls, our proved plus probable reserves were 9.1 MBbls and our proved plus probable plus possible reserves were 13.9 Mbbls. As of June 30, 2011, production from our two conventional oilfield areas in the Paris Basin —  the Neocomian Complex and Charmottes oil fields represented a majority of our total revenue and substantially all of our sales and other operating revenue. We intend to maintain production from these mature assets using suitable enhanced oil recovery techniques. In addition to this production base, we have identified several additional conventional targets on all exploration permits, including the La Garenne field, which is the first of these targets, and for which we intend to formulate a development plan.

We are also focused on executing with our strategic partner, Hess, a proof of concept program by drilling, completing and testing pilot wells to evaluate the geological and economic potential of the source rocks in the Paris basin. We will not conduct hydraulic fracturing operations within any of our permit areas.

Operations Update

The recent French law, published on July 13, 2011, banning the use of hydraulic fracturing for oil and gas extraction., does not affect our plan to evaluate our exploration licenses as this evaluation does not call for hydraulic fracturing. We will not conduct hydraulic fracturing operations within any of our permit areas which would be in violation of French law. We will make full disclosures and representations to the French regulatory authorities as may be required.

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

The concession that covers our Charmottes field expires in 2013. Under French law, exploitation concessions can generally be renewed for periods of up to 25 years. Although the French government has no obligation to renew the exploitation concessions, renewals have been generally granted as long as the operator demonstrates continued financial and technical capabilities to operate under such concessions. Renewal of the concessions covering the Neocomian Complex was granted on February 1, 2011, and effective as of January 1, 2011. The renewal decrees extended the validity period of the concessions covering the Neocomian Complex to January 1, 2036. Toreador applied for a renewal of the concession covering the Charmottes field in February 2011, but the renewal has not yet been approved by the French authorities. Gaffney Cline, our reserve engineer, has assumed for purposes of its report that the renewal will be granted and that the economic terms of the concessions will not be altered on renewal.

Strategy

The primary components of our strategy are:

Capture, develop and accelerate conventional prospects. We have identified a number of conventional exploration targets, including the La Garenne field, which is the first of these targets, and for which we intend to formulate a development plan.

Target the prospective source rock oil resource play. We intend to work with Hess on our proof of concept program and potential development of our Paris Basin shale oil acreage position.

Seize opportunities for external growth. We continue to evaluate and, where appropriate, intend to pursue acquisition and other strategic opportunities on terms we consider favorable. In particular, we consider businesses or interests that will complement and allow us to expand our activities.

Maintain optimal capital structure. We intend to maintain a conservative capital structure over time.

Shareholder Rights Plan

The Company announced on June 20, 2011 that its Board of Directors has adopted a Shareholder Rights Plan (the “Rights Plan”) that expires by its terms on December 31, 2011.

The Rights Plan is intended to ensure that all of the Company’s shareholders are treated fairly at a time when the Company’s shares are trading at a 52-week low and to protect against any person or group seeking to gain control of the Company by open market accumulation or other opportunistic tactics without paying full and fair value to all shareholders. The Rights Plan was not adopted in response to any current hostile takeover attempt.

The Rights Plan will be implemented by the Company by means of a distribution on June 30, 2011 of one right for each share of the Company’s common stock then outstanding. The Rights are attached to the common stock of the Company and will not be evidenced by separate certificates, unless they become exercisable upon a triggering event. Under the terms of the Rights Plan, a right will become exercisable upon a person, including any party related to it, acquiring beneficial ownership of 10% or more of the outstanding shares of common stock. If the rights become exercisable, all rights holders (other than the person or group triggering the rights) will be entitled to purchase Company’s common stock at a discount. Rights held by the person or group triggering the rights will become void and will not be exercisable. Certain synthetic interests in the Company’s common stock created by derivative positions — whether or not such interests are considered to be beneficial ownership of shares of common stock or are reportable for purposes of Regulation 13D of the Securities Exchange Act — are treated as beneficial ownership of the number of shares of the Company’s common stock equivalent to the economic exposure created by the derivative position.

Additional details about the rights plan are contained in a Form 8-K filed by the Company with the U.S. Securities and Exchange Commission on June 20, 2011.

Financial Summary

For the six months ended June 30, 2011:

•	Revenues and other income from continuing operations were $19.5 million.

•	Operating costs from continuing operations were $20.8 million.

•	Loss from discontinued operations, net of income taxes, was $3.1 million.

•	Net loss available to common shares was $9 million.

•	Production was 156 MBOE.

At June 30, 2011, we had:

•	Cash, cash equivalents and restricted cash of $8.1 million.

•	A current ratio (current assets/current liabilities) of 1.51 to 1.

•	A debt to equity ratio of 3.07 to 1.

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with “Note 5 — Long Term Debt” in the Notes to the condensed consolidated financial statements included in this filing.

Liquidity

The Company’s liquidity depends on cash flow from operations and existing cash resources. As of June 30, 2011, we had cash and cash equivalents of $6.6 million, a current ratio of approximately 1.51 to 1 and a debt to equity ratio of 3.07 to 1. For the six months ended June 30, 2011, we had an operating loss of $1.2 million. We had sales and other income of $19.5 million. We had capital expenditures of $131,000 for technical studies of La Garenne. The Company does not currently have a credit facility and intends to rely on its cash balance to meet its immediate cash requirements.

Our cash flow from operations is highly dependent upon the prices received from our oil production, which are dependent on numerous factors beyond our control. Accordingly, significant changes to oil prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue. Oil prices have been very volatile over the first six months of 2011, and we expect, will continue to be, volatile for the remainder of the fiscal year 2011. In order to reduce our exposure to crude oil price fluctuations, we have entered into a collar contract for approximately 15,208 Bbls per month for the months of January 2011 through December 2011 for which the floor price is $78.00 per bbl, and the ceiling price is $91.00 per bbl.

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

Contractual Obligations

The following table sets forth our contractual obligations in thousands at June 30, 2011 for the periods shown:

	Total	Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Long-term debt — Principal	$33,928	$—	$33,928	$—	$—
Long-term debt — Interests	4,982	2,214	2,768	—	—
Asset retirement obligation	7,724	—	284	2,536	4,904
Lease commitments	2,455	842	1,504	109	—

Total contractual obligations	$49,089	$3,056	$38,484	$2,645	$4,904

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in “Note 2 – Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2010. We have identified below policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates on a periodic basis and base our estimates on experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

For the year ended December 31, 2010, our proved reserves were 5.5 Mbbls. All of our proved reserves are located in the Paris Basin, France. The Neocomian Complex, one of our two producing assets, accounted for 93.32% of our proved reserves. The decrease of our proved reserves from 5.8 Mbbls in 2009 to 5.5 Mbbls in 2010 can be explained primarily as a result of the production from these assets during 2010 (approximately 323 Mbbl) and was partially offset by an increase in oil prices used to calculate the reserves in 2009 and 2010 ($56.99 and $79.35, respectively).

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

We recorded no impairment in the six months ended June 30, 2011.

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

Derivatives

We periodically utilize derivatives instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil sales. In accordance with “ASC 815 — Derivatives and Hedging,” we have elected not to designate the derivative financial instruments to which we are a party as hedges, and accordingly, we record such contracts at fair value as an asset or a liability and recognize changes in such fair value in current earnings as they occur. We determine the fair value of futures and swap contracts based on the difference between their fixed contract price and the underlying market price at the determination date. The realized and unrealized gains and losses on derivatives are recorded as a derivative fair value gain or loss in the income statement.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

The discussion below, with the exception of the discussion under the heading “Discontinued Operations,” relates to our corporate activities in the United States and France and oil exploration and production operations in France.

Certain previously recorded amounts have been reclassified to conform to this period presentation.

	For the Three Months Ended
	June 30,
	2011	2010
Production:
Oil (MBbls):
France	78	82

Average Price:
Oil ($/Bbl):
France	$116.69	$74.24

Revenue and other income

Sales and other operating revenue

Sales and other operating revenue for the three months ended June 30, 2011 was $8.8 million, as compared to sales and other operating revenue of $5.9 million for the three months ended June 30, 2010. This increase is primarily due to the increase in global oil prices over the period, which led to an increase in the prices at which we sell our oil from an average of $74.24 per barrel in the three months ended June 30, 2010 to an average of $116.69 per barrel in the three months ended June 30, 2011. This increase was offset by a slightly lower production, decreasing from 82 MBbls in the three months ended June 30, 2010 to 78 MBbls in the three months ended June 30, 2011.

The above table compares both volumes and prices received for oil for the three months ended June 30, 2011 and 2010. Oil prices have been very volatile over the first quarter of 2011, and we expect, will continue to be extremely volatile for the remainder of the fiscal year 2011. The results of our operations are highly dependent upon the prices received from our oil production, which are dependent on numerous factors beyond our control. Accordingly, significant changes to oil prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.

Other income

Other income includes all exploration, salary and general and administrative costs associated with TEF’s activities as operator of the exploration permits in the Paris Basin, which TEF is entitled to invoice to Hess under the Investment Agreement. For the three months ended June 30, 2011, $1.520 million was invoiced to Hess and recorded as “Other income” compared to $15 million in the same period last year consisting of the upfront payment of $15 million received from Hess following the execution of the Investment Agreement.

Operating costs and expenses

Lease operating expense

Lease operating expense was $3.5 million, or $45.19 per BOE produced, for the three months ended June 30, 2011, as compared to $3.1 million, or $38.21 per BOE produced, for the three months ended June 30, 2010. This increase is due to an increase in certain production costs and land fees associated with our conventional production including expenses related to an environmental audit on our production sites amounting to $144,000. Lease operating expense for the three months ended June 30, 2011 also includes inventory turnover variation for an amount of $96,000.

Exploration expense

Exploration expense for the three months ended June 30, 2011 was $142,000, as compared to $1,055,000 for the three months ended June 30, 2010. This decrease is due primarily to higher expenses incurred in the same period last year associated with geological and technical studies the Company conducted and commissioned in connection with our proof of concept project which at the time were not invoiced to Hess under the Investment Agreement.

Depreciation, depletion and amortization

Depreciation, depletion and amortization for the three months ended June 30, 2011 was $1.7 million or $21.86 per BOE produced, as compared to $0.7 million or $8.19 per BOE produced for the three months ended June 30, 2010. This increase is primarily due to the reduction at the end of 2010 of the estimated life of wells used for the depreciation, depletion and amortization to comply with the legal maturity of our production concessions.

Accretion on discounted assets and liabilities

The accretion expense is composed of our asset retirement obligation expense. Accretion expense was $148,000 for the three months ended June 30, 2011 as compared to $31,000 for the three months ended June 30, 2010. This increase is due inter alia to an update of our asset retirement obligations at the end of 2010 based on the last reserve life estimates available to the Company and on higher retirement cost estimates.

General and administrative before stock compensation expense

General and administrative expense, excluding stock compensation expense, for the three months ended June 30, 2011 totaled $3.0 million, as compared to $1.8 million for the comparable period in 2010. This increase is due to (i) higher professional and legal fees in relation to the safeguarding of our exploration permits during the public debate in France regarding the ban on hydraulic fracking amounting to $0.7 million and (ii) generation of external growth for an amount of $0.4 million.

Stock compensation expense

Stock compensation expense was $1.1 million for the three months ended June 30, 2011 compared with $1.1 million for the three months ended June 30, 2010. During the three months ended June 30, 2011, we issued 88,939 shares compared to 93,392 in the comparable period last year. Stock compensation expense includes directors annual stock grant of immediately vested shares in the amount of $450,000.

Impairment of oil properties

There were no impairment charges for the three months ended June 30, 2011 and June 30, 2010.

Loss/Gain on oil derivative contracts

We recorded a gain on oil derivative contracts for the three months ended June 30, 2011 of $313,000 as compared to a gain of $783,000 in the three months ended June 30, 2010. This amount consists of an unrealized gain on the commodity derivative contracts with Vitol S.A as well as the margin calls related to this contract with Vitol trading due to the Dated Brent price being higher than the selling price of $91.00 per barrel under the derivative contract. The unrealized gain on the oil derivative contract for the three months ended June 30,2011 and 2010 amounted to a gain of $1.5 million and $783,000 respectively. The margin calls for the three months ended June 30, 2011 amounted to an expense of $1.2 million compared to zero for the same period last year.

Presented in the table below is a summary of the contract entered into:

TYPE	Period	Barrels	Floor	Ceiling	Unrealized gain for the three months ended June 30, 2011
Collar	January 1, 2011 — December 31, 2011	182,500	$78.00	$91.00	$(1,521)

Foreign currency exchange gain (loss)

We recorded a loss on foreign currency exchange of $0.3 million for the three months ended June 30, 2011 compared with a loss of $0.1 million for the three months ended June 30, 2010. This increase is mainly due to the weakening of the U.S. dollar compared to the euro over the same period in 2011.

Interest expense

Interest expense, was $0.3 million for the three months ended June 30, 2011 as compared to $1.0 million for the three months ended June 30, 2010.

The interest expense relates to interest payments relating to the New Convertible Senior Notes issued in February 2010. Interest expense for the New Convertible Senior Notes was $585,000 for the three months ended June 30, 2011 as compared to $633,000 for the three months ended June 30, 2010. Also included in interest expense are expenses related to the amortization of issue premium and debt issuance costs associated to the New Convertible Senior Notes of $137,000 recorded for the three months ended June 30, 2011 compared to $50,000 for the three months ended June 30, 2010. This was offset by a positive accretion impact of $253,000 related to the fair value of the New Convertible Senior Notes.

Income tax (benefit) provision

An income tax provision of $ 716,000 was recorded in the three months ended June 30, 2011, compared to a tax provision of $ 6,351,000 recognized for the three months ended June 30, 2010. This decrease is due to the fact that in the same period last year, a higher provision for income taxes was recorded due to the $15 million upfront payment received by TEF from Hess under the Investment Agreement (see “Note 15 — Agreement with Hess”).

Discontinued operations

In 2009, the Company completed its exit of Romania, Hungary and Turkey. We have several claims outstanding relating to these transactions. See “Note 10 — Commitments and Contingencies”. Currently there are no contingent liabilities recorded in Discontinued Operations relating to any of these claims.

Discontinued Operations were as follows for the three months ended June 30, 2011 and 2010.

	Three Months Ended
	June 30,
	2011	2010
Revenue and other income
Sales and other operating revenue	$20	$—
Operating costs and expenses:
Lease operating expense	—	—
Exploration expense	—	—
Dry hole costs	—	—
Depreciation, depletion and amortization	—	—
Accretion on discounted assets and liabilities	—	—
Impairment of oil and natural gas properties	—	—
General and administrative expense	(861)	161

(Gain) loss on sale of properties and other assets	—	—

Total operating costs and expenses	(861)	161

Operating income (loss)	881	(161)
Other income (expense)
Foreign currency exchange gain	—	—
Interest and other income	—	—
Loss on early extinguishment of debt — revolving credit facility	—	—
Other expense	3,800	86
Interest expense, net of interest capitalized	—	—

Loss before income taxes	(2,919)	(247)
Income tax provision	—	—

Net loss from discontinued operations	$(2,919)	$(247)

Sales and other operating revenue from discontinued operations for the three months ended June 30, 2011 amounted to $20,000. We recorded in discontinued operations for the three months ended June 30, 2011 a loss of $2.9 million as compared to a loss of $247,000 for the same period mast year. This increase is mainly due to the settlement payment for an amount of $3.8 million on June 22, 2011, related to a settlement agreement with Mr. Hunnisett and Mr. Barker in which they agreed to release both Toreador and Tiway Turkey Limited from all current and future claims related to the Overriding Royalty, including the Netherby Payment Amount, as discussed above and in “Note 10 – Commitments and Contingencies”. The 3.8 million settlement amount was partially offset by a provision release booked in prior periods for this matter in an amount of $900,000.

Other comprehensive income

The most significant element of comprehensive income, other than net income, is foreign currency translation. For the three months ended June 30, 2011, the currency translation adjustment was an income of $535,000 as compared to a loss of $1.8 million for the comparable period in 2010. This increase is mainly due to the weakening of the U.S. dollar compared to the euro over the same period in 2011.

The functional currency of our operations in France is the euro. The exchange rates at June 30, 2011 and June 30, 2010 were:

	June 30,
	2011	2010
Euro	$1.4453	$1.2271

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

The following tables present production and average unit prices for the geographic segments indicated:

	For the Six Months Ended
	June 30,
	2011	2010
Production:
Oil (MBbls):
France	156	161

	For the Six Months Ended
	June 30,
	2011	2010
Average Price:
Oil ($/Bbl):
France	$110.26	$73.38

Revenue

Sales and other operating revenue

Sales and other operating revenue for the six months ended June 30, 2011 were $16.7 million, as compared to $11.5 million for the six months ended June 30, 2010. This increase is primarily due to the global increase in oil prices, which led to an increase in the prices at which we sell our oil from an average of $73.38 per barrel in the six months ended June 30, 2010 to an average of $110.26 per barrel in the six months ended June 30, 2011.

The above table compares both volumes and prices received for oil for the six months ended June 30, 2011 and 2010. Oil prices have been very volatile over the six months ended June 30, 2011, and we expect, will continue to be, extremely volatile for the remainder of the fiscal year 2011. The results of our operations are highly dependent upon the prices received from our oil production, which are dependent on numerous factors beyond our control. Accordingly, significant changes to oil prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.

Other income

Other income includes all exploration, salary and general and administrative costs associated with TEF’s activities as operator of the exploration permits in the Paris Basin, which TEF is entitled to invoice to Hess under the Investment Agreement. For the six months ended June 30, 2011, $2.859 million was invoiced to Hess and recorded as “Other income” compared to $15 million recorded during the six months ended June 30, 2010 consisting of the upfront payment of $15 million received from Hess following the execution of the Investment Agreement.

Costs and expenses

Lease operating expense

Lease operating expense was $6.1 million, or $38.95 per BOE produced, for the six months ended June 30, 2011, as compared to $4.4 million, or $27.24 per BOE produced for the six months ended June 30, 2010.

This increase is mainly due to the reclassification of certain costs associated with particular properties and mainly incurred in connection with our existing oil production and conventional reservoirs development as lease operating expenses following the strategic partnership with Hess. In addition, lease operating expense for the six months ended June 30, 2011 also includes inventory turnover variation for an amount of $91,000.

Exploration expense

Exploration expense for the six months ended June 30, 2011 was $0.8 million, as compared to $1,075,000 for the six months ended June 30, 2010. This decrease is due primarily to lower expenses associated with geological and technical studies the Company conducted and commissioned in connection with the proof of concept project in the Paris Basin for the six months ended June 30, 2011 as compared to same period last year.

Depreciation, depletion and amortization

Depreciation, depletion and amortization for the six months ended June 30, 2011 was $3.1 million compared to $1.7 million for the six months ended June 30, 2010. This increase is due to the reduction at the end of 2010, of the estimated life of wells used for the depreciation, depletion and amortization to comply with the legal maturity of our production concessions.

Accretion expense

Accretion expense for the six months ended June 30, 2011 was 36,000 as compared to $87,000 for the six months ended June 30, 2010. The accretion expense is related to our as asset retirement obligation.

Impairment of oil and gas properties

There were no impairment charges for the six months ended June 30, 2011 and 2010.

General and administrative before stock compensation expense

General and administrative expense, excluding stock compensation expense, was $ 6.5 million for the six months ended June 30, 2011 compared to $ 5.7 million for the six months ended June 30, 2010. General and administrative expense include (i) professional and legal fees in relation to the safeguarding of our exploration permits during the public debate in France regarding the ban on hydraulic fracking and in the amount of $0.7 million (ii) generation of external growth in the amount of $0.5 million.

Stock compensation expense

Stock compensation expense was $2.3 million for the six months ended June 30, 2011 compared to $2.2 million for the six months ended June 30, 2010. Stock compensation expense includes directors annual stock grant of immediately vested shares in the amount of $450,000.

Loss on oil and gas derivative contracts

Loss on oil and gas derivative contracts for the six months ended June 30, 2011 was $1.9 million as compared to a gain of $814,000 for the six months ended June 30, 2010. This amount consists of an unrealized gain on the commodity derivative contracts with Vitol S.A as well as the margin calls related to this contract with Vitol trading due to the Dated Brent price being higher than the selling price of $91.00 per barrel under the derivative contract. The unrealized gain/loss on the oil derivative contract for the six months ended June 30, 2011 and 2010 amounted to a loss of $736,000 and a gain of $814,000 respectively. The margin calls for the six months ended June 30, 2011 amounted to an expense of $1.2 million compared to zero for the same period last year.

We had derivative contracts covering only the period from July 1 to December 31 in 2010. Presented in the table below is a summary of the contract entered into:

Type	Period	Barrels	Floor	Ceiling	Unrealized gain for six months June 30, 2011
Collar	January 1, 2011 — December 31, 2011	182,500	$78.00	$91.00	$736

Foreign currency exchange gain (loss)

We recorded a loss on foreign currency exchange of $1.0 million for the six months ended June 30, 2011 compared with a loss of $0.1 for the six months ended June 30, 2010. This increase is mainly due to the weakening of the U.S. dollar compared to the euro over the same period in 2011.

Interest expense, net of capitalized interest

Interest expense, net of capitalized interest was $1.8 million for the six months ended June 30, 2011, as compared to $1.7 million for the six months ended June 30, 2010. The increase is mainly due to additional interest payments relating to the New Convertible Senior Notes issued in February 2010. Interest expense for the New Convertible Senior Notes was $1.2 million for the six months ended June 30, 2011 as compared to $843,000 for the six months ended June 30, 2010. Also included in interest expense are expenses related to the amortization of issue premium and debt issuance costs associated to the New Convertible Senior Notes of $271,000 recorded for the six months ended June 30, 2011 compared to $98,000 for the six months ended June 30, 2010. These expenses were offset by a $506,000 positive accretion impact related to the fair value of the New Convertible Senior Notes.

Income tax (benefit) provision

An income tax provision of $1.5 million was recorded in the six months ended June 30, 2011, compared to a tax provision of $6.4 million recognized for the six months ended June 30, 2010. This decrease is due to the fact that in the same period last year, a higher provision for income taxes was recorded due to the $15 million upfront payment received by TEF from Hess under the Investment Agreement (see “Note 15 — Agreement with Hess”).

Discontinued operations

In 2009, the Company completed its exit of Romania, Hungary and Turkey. We have several claims outstanding relating to these transactions. See “Note 10 — Commitments and Contingencies”. Contingent liabilities relating to these claims are recorded in Discontinued Operations.

Discontinued Operations were as follows for the six months ended June 30, 2011 and 2010.

	Six Months Ended
	June 30,
	2011	2010
Revenue and other income
Sales and other operating revenue	$38	$—
Operating costs and expenses:
Lease operating expense	—	—
Exploration expense	—	—
Dry hole costs	—	—
Depreciation, depletion and amortization	—	—
Accretion on discounted assets and liabilities	—	—
Impairment of oil and natural gas properties	—	—
General and administrative expense	(680)	657
(Gain) loss on sale of properties and other assets	—	—

Total operating costs and expenses	(680)	657

Operating income (loss)	718	(657)
Other income (expense)
Foreign currency exchange gain	—	—
Interest and other income	—	—
Loss on early extinguishment of debt — revolving credit facility	—	—
Other expense	3,800	165
Interest expense, net of interest capitalized	—	—

Loss before income taxes	(3,082)	(822)
Income tax provision	—	—

Net loss from discontinued operations	$(3,082)	$(822)

We recorded in discontinued operations for the six months ended June 30, 2011 and 2010 a loss of $3,082,000 and a loss of $822,000. This increase is mainly due to the settlement payment for an amount of $3.8 million on June 22, 2011, related to a settlement agreement with Mr. Hunnisett and Mr. Barker in which they agreed to release both Toreador and Tiway Turkey Limited from all current and future claims related to the Overriding Royalty, including the Netherby Payment Amount, as discussed above and in “Note 10 — Commitments and Contingencies”. The $3.8 million settlement amount was partially offset by a provision release booked in prior periods for this matter in an amount of $900,000. Sales and other operating revenue from discontinued operations for the six months ended June 30, 2011 amounted to $38,000.

Other comprehensive income

The most significant element of comprehensive income, other than net income, is foreign currency translation. For the six months June 30, 2011, we had accumulated an unrealized loss of $4.3 million as compared to an unrealized loss of $6.5 million for the comparable period in 2010. This change is primarily due to the weakening of the U.S. dollar compared to the Euro for the six months June 30, 2011 compared to the six months June 30, 2010.

The functional currency of our operations in France is the U.S. dollar. The exchange rates at June 30, 2011 and June 30, 2010 were:

	June 30,
	2011	2010
Euro	$1.4453	$1.2271

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six months ended June 30, 2011. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s Annual Report on Form 10-K/A, for the year ended December 31, 2010, which was filed with the SEC on April 8, 2011.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, and to allow the Company to meet its disclosure obligations.

Change in Internal Control over Financial Reporting

We continuously look for ways to further improve our controls and procedures and have implemented the following actions during the six months ended June 30, 2011:

•

We are in the process of upgrading our accounting and consolidation software. The new ERP software (SAP Business All in one version ECC6) has gone live during Q2 2011. This new software will enable the Company to record all operations under US GAAP directly on single software capable to produce consolidated worksheets and other necessary data. The software will also provide improved system application controls to further enhance our internal controls over financial reporting.

•	We continually review our internal control processes and documentation in light of the upgrade of our accounting and consolidation software

Collectively, these and other actions are improving the foundation of our internal control over financial reporting.

Except as otherwise indicated above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Note 10 — Commitments and Contingencies”, which is incorporated into this “Item 1. Legal Proceedings” by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, which was filed with the SEC on April 8, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 27, 2010 the Board of Directors authorized a share repurchase program for the repurchase of up to $5 million of shares of Toreador common stock in the open market or in private transactions at the discretion of management over the next 12 months. The Company has no obligation to repurchase shares under the program, and the program may be suspended at any time. As of June  30, 2011, no shares of Toreador common stock have been repurchased pursuant to the share repurchase program.

ITEM 6.  EXHIBITS

Exhibit Number	Description	Incorporation by reference

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of — Chief Financial Officer pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and — Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION

August 9, 2011	/s/ Craig M. McKenzie
Craig M. McKenzie
President and Chief Executive Officer

August 9, 2011	/s/ Marc Sengès
Marc Sengès
Chief Financial Officer