Form 10-Q
period 2011-09-30
TOREADOR RESOURCES CORP
filed 2011-11-09
CIK 98720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

As of November 9, 2011, there were 26,046,644 shares of common stock, par value $0.15625 per share, outstanding, including 721,027 shares of treasury stock.

TOREADOR RESOURCES CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TOREADOR RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,856	$21,616
Restricted cash (Notes 12)	750	—
Accounts receivable (Note 3)	3,152	3,988
Other (Note 4)	4,057	3,398

Total current assets	14,815	29,002

Oil properties
Oil properties, gross	111,264	108,979
Accumulated depletion, depreciation and amortization	(48,227)	(43,201)

Oil properties, net	63,037	65,778

Investments	200	200
Goodwill	3,724	3,685
Other assets	1,374	1,634

Total assets	$83,150	$100,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,579	$11,890
Deferred lease payable — current portion	118	113
Derivatives (Note 14)	518	1,330
Income taxes payable (Note 10)	813	6,341

Total current liabilities	11,028	19,674

Long-term accrued liabilities	223	348
Deferred lease payable, net of current portion	241	329
Asset retirement obligations (Note 8)	7,355	6,866
Deferred income tax (Note 10)	14,004	14,618
Long-term debt (Notes 7 and 15)	33,702	34,394

Total liabilities	66,553	76,229
Stockholders’ equity:

Common stock, $0.15625 par value, 50,000,000 shares authorized; 26,046,644 and 25,849,705 shares issued at September 30, 2011 and December 31, 2010, respectively	4,070	4,039
Additional paid-in capital	203,120	200,230
Accumulated deficit	(197,395)	(186,068)
Accumulated other comprehensive income	9,336	8,403
Treasury stock at cost, 721,027 shares for 2010 and 2011	(2,534)	(2,534)

Total stockholders’ equity	16,597	24,070

Total liabilities and stockholders’ equity	$83,150	$100,299

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2011	2010
	(Unaudited)
	(In thousands, except per share data)
Revenues and other income:
Sales and other operating revenue	$8,363	$6,003
Other income	60	560

Total revenues and other income	8,423	6,563
Operating costs and expenses:
Lease operating expense	2,418	2,966
Exploration expense	96	201
Depreciation, depletion and amortization	1,602	1,129
Accretion on discounted assets and liabilities	139	(246)
General and administrative	6,063	1,773
Gain on oil derivative contracts (Note 14)	(515)	105

Total operating costs and expenses	9,803	5,928
Operating income (loss)	(1,380)	635
Other expense
Foreign currency exchange loss	(171)	(1,178)
Interest expense, net of interest capitalized (Note 7)	(435)	(2,727)

Total other expense	(606)	(3,905)
Income before taxes from continuing operations	(1,986)	(3,270)
Income tax provision (benefit) (Note 10)	711	(666)

Loss from continuing operations, net of income taxes	(2,697)	(2,604)
Loss from discontinued operations, net of income taxes (Note 13)	(121)	(290)

Net loss available to common shares	$(2,818)	$(2,894)

Basic loss available to common shares per share:
From continuing operations, net of income taxes	$(0.10)	$(0.11)
From discontinued operations, net of income taxes	—	(0.01)

Total basic loss available to common shares per share:	$(0.10)	$(0.12)

Diluted loss available to common shares per share:
From continuing operations, net of income taxes	$(0.10)	$(0.11)
From discontinued operations, net of income taxes	—	(0.01)

Total diluted loss available to common shares per share:	$(0.10)	$(0.12)

Weighted average shares outstanding:
Basic	26,047	24,660

Diluted	26,047	24,660

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
	(In thousands, except per share data)
Revenues and other income:
Sales and other operating revenue	$25,051	$17,460
Other income (Note 17)	2,919	15,560

Total revenues and other income	27,970	33,020
Operating costs and expenses:
Lease operating expense	8,505	7,344
Exploration expense	870	1,276
Depreciation, depletion and amortization	4,751	2,807
Accretion on discounted assets and liabilities	175	(159)
General and administrative	14,862	9,615
Loss (gain) on oil derivative contracts (Note 14)	2,049	(709)

Total operating costs and expenses	31,212	20,174
Operating income ( loss)	(3,242)	12,846
Other expense:
Foreign currency exchange loss	(1,136)	(1,254)
Loss on the early extinguishment of debt	—	(4,256)
Interest expense, net of interest capitalized (Note 7)	(1,565)	(4,448)

Total other expense	(2,701)	(9,958)

Income (Loss) before taxes from continuing operations	(5,943)	2,888
Income tax provision (Note 10)	2,181	5,683

Loss from continuing operations, net of income taxes	(8,124)	(2,795)
Loss from discontinued operations, net of income taxes (Note 13)	(3,203)	(1,113)

Net loss available to common shares	$(11,327)	$(3,908)

Basic loss available to common shares per share:
From continuing operations, net of income taxes	$(0.31)	$(0.12)
From discontinued operations, net of income taxes	(0.12)	(0.05)

Total basic loss available to common shares per share:	$(0.43)	$(0.17)

Diluted loss available to common shares per share:
From continuing operations, net of income taxes	$(0.31)	$(0.12)
From continuing operations, net of income taxes	(0.12)	(0.05)

Total diluted loss available to common shares per share:	$(0.43)	$(0.17)

Weighted average shares outstanding:
Basic	25,989	24,393

Diluted	25,989	24,393

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

(In thousands)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income (loss)	Treasury Stock (Shares)	Treasury Stock ($)	Total Stockholders’ Equity
Balance at December 31, 2010	25,850	$4,039	$200,228	$(186,068)	$8,403	721	$(2,534)	$24,068
Issuance of restricted stock	197	31	(31)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	2,923	—	—	—	—	2,923
Net loss	—	—	—	(11,327)	—	—	—	(11,327)
Foreign currency translation adjustment	—	—	—	—	933	—	—	933

Balance at September 30, 2011	26,047	$4,070	$203,120	$(197,395)	$9,336	721	$(2,534)	$16,597

The accompanying notes are an integral part of these financial statements.

TOREADOR RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	00000000	00000000
	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(11,327)	$(3,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	4,751	2,807
Accretion income (loss) on discounted assets and liabilities	175	(159)
Amortization of deferred debt issuance costs	410	1,409
Stock based compensation	2,922	2,631
Deferred income taxes (liabilities) benefit	(614)	(492)
Loss on early extinguishment of debt — convertible notes	—	4,256
Unrealized loss (gain) on commodity derivatives	(812)	(709)
Tax expense related to restricted stock	—	—
Effect of the effective interest rate method	69	—
Amortization of the fair-value of the bonds	(508)	—
(Increase) decrease in restricted cash	(750)	—
(Increase) decrease in accounts receivable	836	(262)
(Increase) decrease in income taxes receivable	—	245
(Increase) decrease in other current assets	(659)	(169)
(Increase) decrease in other assets	(150)	652
Decrease in accounts payable and accrued liabilities	(2,311)	(4,747)
Decrease in deferred lease payable	(83)	(78)
(Increase) decrease in income taxes payable	(5,528)	6,303
(Increase) decrease in long-term accrued liabilities	(228)	8

Net cash provided by (used in) operating activities	(13,807)	7,787
Cash flows from investing activities:
Additions to property and equipment	(1,469)	(298)

Net cash used in investing activities	(1,469)	(298)
Cash flows from financing activities:
Repayment of convertible notes	—	(22,231)
Issuance of convertible notes	—	31,631
Deferred debt issuance costs	—	(1,936)
Proceeds from issuance of common stock, net of equity issuance costs of $2,489	—	26,837
Proceeds from exercise of stock options	—	15

Net cash provided by financing activities	—	34,316
Net increase (decrease) in cash and cash equivalents	(15,276)	41,805
Effects of foreign currency translation on cash and cash equivalents	516	3,033
Cash and cash equivalents, beginning of period	21,616	8,712

Cash and cash equivalents, end of period	$6,856	53,550

Supplemental disclosures:
Cash paid during the period for interest, net of interest capitalized	$2,372	$3,255
Cash paid during the period for income taxes	$8,839	$11

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

Under the Hess Investment Agreement, TEF, is entitled to invoice Hess for all exploration, salary and general and administrative expenses that are associated with its activities as operator under the exploration permits we hold and in which we transferred to Hess 50% of our interest pursuant to the Hess Investment Agreement. We invoice Hess Oil France for such administrative expenses based on time spent by our employees at an agreed hourly rate and we recognize other operating income as the general and administrative expenses are incurred. Please refer to “Note 17 – Agreement with Hess” for further detail on the Hess Investment Agreement and Amendment Agreement.

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

On January 1, 2011, Toreador adopted changes issued by the FASB to the testing of goodwill for impairment “ASU 2010-28 — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (EITF Issue 10-A; ASC 350)”. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors. This will result in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. As Toreador’s reporting unit carrying value is not zero nor negative, the adoption of these changes had no impact on our condensed consolidated financial statements.

On January 1, 2011, Toreador adopted changes issued by the FASB to the disclosure of pro forma information for business combinations (ASU 2010-29 — Disclosure of Supplementary Pro Forma Information for Business Combinations (EITF Issue 10-G; ASC 805). The adoption of these changes had no impact on our condensed consolidated financial statements.

In June 2011, the FASB issued “ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05).” ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. Because this ASU impacts presentation only, we do not expect this standard to have a material effect on our financial condition, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (ASC Topic 350),” This accounting update allows entities to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Toreador is currently evaluating the potential impact, if any, of the adoption of this guidance in its consolidated financial statements; however, we do not expect the adoption of this guidance will have a material effect on our financial position, cash flows or results of operations.

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

NOTE 2 — PROPOSED MERGER WITH ZAZA ENERGY, LLC

On August 9, 2011, Toreador entered into an Agreement and Plan of Merger and Contribution dated August 9th, 2011, by and among Toreador, ZaZa Energy, LLC (“ZaZa”), ZaZa Energy Corporation (“New ZaZa”) and Thor Merger Sub Corporation (“Thor Merger Sub”). Pursuant to the merger agreement, Thor Merger Sub will merge with and into Toreador, with Toreador as the surviving corporation and becoming a wholly owned subsidiary of New ZaZa. In the merger, each outstanding share of Toreador common stock will be converted into the right to receive one share of New ZaZa common stock.

Simultaneously with the proposed merger, pursuant to a contribution agreement entered into concurrently with the merger agreement, each of the three holders of the limited liability company interests of ZaZa will contribute to New ZaZa the one-third of the outstanding limited liability company interests of ZaZa owned directly or indirectly by such holder in exchange for shares of New ZaZa common stock and $45.2 million in cash and/or newly issued subordinated secured promissory notes of New ZaZa. The subordinated secured promissory notes will bear interest at a rate of 8% per annum, will require New ZaZa to make monthly interest payments on the last day of each calendar month and will mature on the fourth anniversary of the closing, subject to mandatory prepayments in specified circumstances. They will also be secured by the limited liability company interests of ZaZa held by New ZaZa after the transactions and subordinated to up to $150 million of future senior indebtedness of New ZaZa. This $45.2 million in cash and/or subordinated secured promissory note consideration is referred to herein as the “ZaZa non-equity consideration.” The ZaZa non-equity consideration will be paid in the form of subordinated secured promissory notes, rather than in the form of cash, if and to the extent that the payment of the ZaZa non-equity consideration in cash would give rise to a failure of the minimum cash condition, as described below. Also simultaneously with the proposed merger, pursuant to a contribution agreement entered into concurrently with the merger agreement, the holders of net profits interests in ZaZa have agreed to exchange all of the outstanding net profits interests in ZaZa in exchange for $4.8 million in cash.

Immediately following the proposed merger and contributions described above, Toreador and ZaZa will be wholly owned subsidiaries of New ZaZa. After completion of the transactions, the former Toreador stockholders and the former holders of limited liability company interests in ZaZa will own 25% and 75%, respectively, of the outstanding shares of New ZaZa common stock.

Toreador’s obligation to consummate the proposed merger and the obligation of the equity holders of ZaZa to consummate the contribution transactions contemplated by the merger agreement are subject to certain customary conditions, including material accuracy of representations and warranties of the other party, performance by the other party of its covenants in all material respects and that no material adverse effect with respect to Toreador or ZaZa has occurred. The consummation of the transactions under the merger agreement also depends on a number of certain additional conditions being satisfied or waived:

•	the approval of the merger agreement by the holders of a majority of the outstanding shares of Toreador common stock;

•	the absence of orders or injunctions of U.S. or French courts prohibiting the consummation of the transactions;

•	the declaration of the effectiveness by the SEC of the registration statement of New ZaZa;

•	the listing of New ZaZa common stock on the Nasdaq Global Market; and

•	the obtaining of required clearance from the French Bureau of Exploration and Production of Hydrocarbons, which occurred on October 25, 2011.

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

In addition, each of Toreador’s and ZaZa’s obligations to consummate the transactions contemplated by the merger agreement is subject to the condition that the sum of the following amounts is not less than $10 million:

•	Toreador’s and ZaZa’s cash immediately before closing, plus

•	the amount of Toreador’s and ZaZa’s borrowing capacity immediately before closing that will remain in effect after closing, plus

•

the amount of any cash of New ZaZa, Toreador and ZaZa reasonably expected to be funded (whether by borrowings, issuance or equity interests or otherwise) prior to or substantially concurrently with closing, plus

•	any borrowing capacity reasonably expected to be available to New ZaZa, Toreador and ZaZa within five business days of closing, minus

•	any cash amounts payable by New ZaZa, Toreador and ZaZa in connection with the closing.

This closing condition is referred to as the “minimum cash condition.” Toreador and ZaZa estimate that New ZaZa, Toreador and/or ZaZa may need to raise up to $76 million of financing (less any unrestricted cash on hand at closing) for the minimum cash condition to be satisfied.

Under the terms of the merger agreement, Toreador may be required to pay ZaZa a termination fee of $3,500,000 if:

•	Toreador terminates the merger agreement to enter into a definitive transaction agreement for a superior proposal;

•

ZaZa terminates the merger agreement because, prior to the meeting of Toreador’s stockholders, the board of directors of Toreador withdraws or modifies its recommendation that Toreador’s stockholders approve the merger agreement, approves any letter of intent, memorandum of understanding, agreement relating to any acquisition proposal for Toreador; or approves or recommends any acquisition proposal for Toreador;

•

an acquisition proposal for Toreador has been made to Toreador or been publicly disclosed, either Toreador or ZaZa terminates the merger agreement because the transactions contemplated thereby have not been consummated by June 30, 2012 and as of the date of such termination, the closing conditions relating to the accuracy of representations and warranties or compliance with covenants have been satisfied with respect to ZaZa but not Toreador, and within 12 months after such termination, Toreador enters into, or consummates, a definitive agreement for an acquisition proposal for Toreador (where references in the definition of acquisition proposal to 20% or more are deemed to be references to 50% or more); or

•

an acquisition proposal for Toreador has been made to Toreador or been publicly disclosed, either Toreador or ZaZa terminates the merger agreement because the Toreador stockholders have voted on, but not approved, the merger agreement, and within 12 months after such termination, Toreador enters into, or consummates, a definitive agreement for an acquisition proposal for Toreador (where references in the definition of acquisition proposal to 20% or more are deemed to be references to 50% or more).

Toreador also may be required to reimburse ZaZa’s out of pocket expenses up to a maximum of $750,000 if ZaZa terminates the merger agreement because there has been a breach by Toreador of any of its representations, warranties or covenants in the merger agreement or any of its representations or warranties become untrue such that the relevant closing conditions relating to the accuracy of Toreador’s representations and warranties or its compliance with its covenants cannot be satisfied.

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

ZaZa will reimburse Toreador’s out of pocket expenses up to a maximum of $750,000 if Toreador terminates the merger agreement because there has been a breach by ZaZa or any of its members of any of their respective representations, warranties or covenants in the merger agreement or the contribution agreement or any of their representations or warranties become untrue such that the relevant closing conditions relating to the accuracy of ZaZa’s and its members’ representations and warranties or their compliance with their covenants, as the case may be, cannot be satisfied.

The foregoing description of the merger agreement, contribution agreement and net profits interest contribution agreement are qualified in their entirety by reference to the full text of such agreements, copies of which have been filed on Toreador’s Current Report on Form 8-K dated August 10, 2011 and listed as Exhibits 2.1, 2.2, and 2.3 hereto, respectively and are incorporated herein by reference.

NOTE 3 — CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE

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

Accounts receivable consisted of the following:

	September 30,	December 31,
	2011	2010
Oil sales and other income receivable	$3,144	$3,843
	—	—
Other accounts receivable	403	540
Bad debt allowance (1)	(395)	(395)

	$3,152	$3,988

(1)	Relating to discontinued operation in Romania

NOTE 4 — OTHER CURRENT ASSETS

Other current assets consisted of the following:

	September 30,	December 31,
	2011	2010
VAT Receivable	$1,138	$439
Inventory	2,587	2,657
Prepaid expenses	321	175
Other	11	127

Total Other Current Assets at end of period	$4,057	$3,398

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

NOTE 5 — EARNINGS (LOSS) PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted loss per common share computation:

	Three Months Ended
	September 30,
	2011	2010
Basic loss per share:
Numerator:
Loss from continuing operations, net of income tax	$(2,697)	$(2,604)
Loss from discontinued operations, net of income tax	(121)	(290)

Net loss available to common shareholders	$(2,818)	$(2,894)

Denominator:
Weighted average common shares outstanding	26,047	24,660

Basic loss available to common shareholders per share from:
Continuing operations	$(0.10)	$(0.11)
Discontinued operations	—	(0.01)

Total basic loss per share	$(0.10)	$(0.12)

Diluted loss per share:
Numerator:
Loss from continuing operations, net of income tax	$(2,697)	$(2,604)
Loss from discontinued operations, net of income tax	(121)	(290)

Net loss available to common shareholders	$(2,818)	$(2,894)

Denominator:
Weighted average common shares outstanding	26,047	24,660
Stock options and warrants	— (1)	—
Conversion of notes payable	— (2)	—

Diluted shares outstanding	26,047	24,660

Diluted loss available to common shareholders per share from:
Continuing operations	$(0.10)	$(0.11)
Discontinued operations	—	(0.01)

Total diluted loss per share	$(0.10)	$(0.12)

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

(1)	As of September 30, 2011, the computation of the dilutive effect resulted in 0 dilutive shares (as the market price is lower than the conversion price). However, there is no dilutive effect as the Company’s performance resulted in a loss. As of September 30, 2010, the computation of the dilution effect resulted in an increase of 1,257 dilutive shares. However, there is no dilutive effect as the Company’s performance resulted in a loss.
(2)	The Company’s 8.00%/7.00% Convertible Senior Notes due 2025 are eligible for conversion in 2011 (subject to certain terms and conditions under the Indenture dated as of February 1, 2010). However, as of September 30, 2011, there is no dilutive effect as the Company’s performance resulted in a loss.

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010
Basic loss per share:
Numerator:
Loss from continuing operations, net of income tax	$(8,125)	$(2,795)
Loss from discontinued operations, net of income tax	(3,203)	(1,113)

Net loss available to common shareholders	$(11,328)	$(3,908)

Denominator:
Weighted average common shares outstanding	25,989	24,393

Basic loss available to common shareholders per share from:
Continuing operations	$(0.31)	$(0.12)
Discontinued operations	(0.12)	(0.05)

Total loss per share	$(0.43)	$(0.17)

Diluted loss per share:
Numerator:
Loss from continuing operations, net of income tax	$(8,125)	$(2,795)
Loss from discontinued operations, net of income tax	(3,203)	(1,113)

Net loss available to common shareholders	$(11,328)	$(3,908)

Denominator:
Weighted average common shares outstanding	25,989	24,393
Stock Options and Warrants	— (1)	— (1)
Conversion of notes payable	— (2)	— (2)

Diluted shares outstanding	25,989	24,393

Diluted loss available to common shareholders per share from:
Continuing operations	$(0.31)	$(0.12)
Discontinued operations	(0.12)	(0.05)

	$(0.43)	$(0.17)

(1)	The computation of the dilutive effect resulted in an increase of 8,400 and 1,400 dilutive shares, respectively for the nine months ended September 30, 2011 and 2010. However, there is no dilutive effect as the Company’s performance resulted in a loss.
(2)	The Company’s 8.00%/7.00% Convertible Senior Notes due 2025 are eligible for conversion in 2011 (subject to certain terms and conditions under the Indenture dated as of February 1, 2010). However, as of September 30, 2011, there is no dilutive effect as the Company’s performance resulted in a loss.

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

NOTE 6 — COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive loss, net of related tax:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
Net income (loss)	$(2,818)	$(2,894)	$(11,327)	$(3,908)
Foreign currency translation adjustment	(3,680)	7,300	933	848

Comprehensive income (loss)	$(6,498)	$4,406	$(10,394)	$(3,060)

NOTE 7 — LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2011		December 31, 2010

Convertible senior notes	$33,702	(1)	$34,394
Less: current portion	—		—

Total long-term debt	$33,702		$34,394

(1)	The New Convertible Senior Notes are amortized to the principal amount through the date of the first put right on October 1, 2013 using the effective interest rate method . For the nine months ended September 30 , 2011, $760,000 was recorded in accretion income and $1,756,000 in interest expense.

For the three and nine months ended September 30 2011 and 2010, interest expense consisted of the following:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010

Accretion Fair Value of the 8%/7% convertible notes	$(255)	$(257)
Amortization Loan Fees of the 8%/7% convertible notes	139	145
Amortization Loan Fees of the 5% convertible notes	—	1,165
Interest Expense on 8%/7% Convertible Notes	554	633
Interest Expense on 5% Convertible Notes	—	405
Impact of Effective Interest Rate Method	29	—
Other interest (income) expense	(32)	636

Interest expense at the end of the period	$435	$2,727

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Accretion Fair Value of the 8%/7% convertible notes	$(508)	$(348)
Amortization Loan Fees of the 8%/7% convertible notes	410	196
Amortization Loan Fees of the 5% convertible notes	—	1,212
Interest Expense on 8%/7% Convertible Notes	1,687	1,687
Interest Expense on 5% Convertible Notes	—	1,307
Impact of Effective Interest Rate Method	69	—
Other interest (income) expense	(93)	394

Interest expense at the end of the period	$1,565	$4,448

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

The New Convertible Senior Notes may be redeemed in whole or in part at the Company’s option prior to October 1, 2013, in cash at a redemption price equal to one hundred percent (100%) of the principal amount of the New Convertible Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus a make-whole payment, if the closing sale price of the Company’s common stock has exceeded 200% of the conversion price then in effect for at least twenty (20) trading days in any consecutive thirty (30)-trading day period ending on the trading day prior to the date of mailing of the relevant notice of redemption (a “Provisional Redemption”). In addition, upon the occurrence of certain fundamental changes, or on each of October 1, 2013, October 1, 2015 and October 1, 2020, a holder may require the Company to repurchase all or a portion of the New Convertible Senior Notes in cash for 100% of the principal amount of the New Convertible Senior Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date. A fundamental change under the indenture generally includes change in control transactions, sales of all or substantially all of the assets, exchange offers, liquidations, tender offers, consolidations, mergers, combinations, reclassifications, recapitalizations or dissolutions; however, the Indenture specifically exempts from the definition of a fundamental change any transaction in which at least 95% of the consideration (other than cash payments for fractional shares) in such transaction consists of common stock that will be traded or quoted on a U.S. national securities exchange when issued or exchanged in connection with such transaction

Pursuant to the indenture, the Company and its subsidiaries may not incur debt other than Permitted Indebtedness. “Permitted Indebtedness” includes (i) the New Convertible Senior Notes; (ii) indebtedness incurred by the Company or its subsidiaries not to exceed the sum of (1) the product of (x) $7.00 and (y) the number of barrels of proved plus probable reserves and (2) cash equivalents less the aggregate principal amount of the New Convertible Senior Notes outstanding less the aggregate principal amount of the 5.00% Convertible Senior Notes less any refinancing debt; (iii) indebtedness that is nonrecourse to the Company or any of its subsidiaries used to finance projects or acquisitions, joint ventures or partnerships, including acquired indebtedness (“Nonrecourse Debt”); and (iv) certain other customary categories of permitted debt. In addition, the Company may not permit its total consolidated net debt as of any date to exceed the product of (x) $7.00 and (y) the number of barrels of proved plus probable reserves other than for Nonrecourse Debt. The proved plus probable reserves underlying any Nonrecourse Debt for which debt has been incurred as permitted debt pursuant to clause (iii) above will be excluded from the proved plus probable reserves calculation for the purposes of the above debt covenants.

NOTE 8 — ASSET RETIREMENT OBLIGATIONS (Oil producing facilities)

We account for our asset retirement obligations in accordance with “ASC 410—Asset Retirement and Environmental Obligations”, which requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

The following table summarizes the changes in our asset retirement liability during the nine months ended September 30, 2011 and 2010 and for the year ended December 31, 2010:

	Nine Months Ended September 30,	Year Ended December 31,	Nine Months Ended September 30,
	2011	2010	2010
Asset retirement obligation at January 1	$6,866	$6,733	6,733
Asset retirement accretion expense	427	505	189
Foreign currency exchange loss (gain)	62	(469)	(331)
Change in reserve life estimate	—	97	(2,582)

Asset retirement obligation at the end of the period	$7,355	$6,866	$4,009

NOTE 9 — GEOGRAPHIC OPERATING SEGMENT INFORMATION

We have operations in only one industry segment, the oil exploration and production industry. We are structured along geographic operating segments or regions, and currently have operations in the United States and France.

The following tables provide the geographic operating segment data required by “ASC 280 — Segment Reporting”.

Three Months Ended September 30, 2011

	United States	France	Total
Revenues and other income	$—	$8,423	$8,423
Costs and expenses	4,554	5,249	9,803

Operating income (loss)	$(4,554)	$3,174	$(1,380)

Three Months Ended September 30, 2010

	United States	France	Total
Revenues and other income	$7	$6,556	6,563
Costs and expenses	1,825	4,103	5,928

Operating income (loss)	$(1,818)	$2,453	$635

Nine Months Ended September 30, 2011

	United States	France	Total
Revenues and other income	$7	$27,963	$27,970
Costs and expenses	11,730	19,482	31,212

Operating income (loss)	$(11,723)	$8,481	$(3,242)

Nine Months Ended September 30, 2010

	United States	France	Total
Revenues and other income	$16	$33,004	$33,020
Costs and expenses	6,124	14,050	20,174

Operating income (loss)	$(6,108)	$18,954	$12,846

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

Total Assets

	United States	France
	Continuing Operations		Total
September 30, 2011	$6,866	$76,284	$83,150
December 31, 2010	$2,966	$97,333	$100,299

NOTE 10 — CURRENT AND DEFERRED INCOME TAXES

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

At September 30, 2011, tax payable was $0.8 million related to French taxable income. For the nine months ended September 30, 2011 and 2010, we paid income taxes of approximately $8.8 million and $11,000 respectively, $6.8 million out of the $8.8 million related to the $15 million upfront payment received by TEF from Hess under the Investment Agreement (see “Note 17 – Agreement with Hess”).

For the three months ended September 30, 2011, we recorded a consolidated tax provision of $711,000 related to our French operations. For the nine months ended September 30, 2011, our French operations recorded a $2.2 million tax provision and the U.S operations did not record a tax provision which resulted in a consolidated tax charge of $2.2 million. The tax provision at September 30, 2010 was $5.7 million and primarily related to the $15 million upfront payment from Hess as discussed above.

As of September 30, 2011 and December 31, 2010, our balance sheet reflected a deferred tax liability of $14.0 million and $14.6 million respectively, related to temporary differences in oil property capitalization and depletion methods.

We file both a U.S. federal tax return and a French tax return. We have filed several state and foreign tax returns in prior years, many of which remain open for examination for five years.

NOTE 11 — CAPITAL

For the nine months ended September 30, 2011, the Company issued 196,939 shares of restricted stock to employees and directors, of which 113,569 shares (including 71,884 shares for directors) were immediately vested in accordance with the terms of the grants and zero stock options were exercised under the terms of the option agreements. There were no forfeitures of restricted stock and stock options for the nine months ended September 30, 2011. For the same comparable period in 2010, the Company issued 266,750 shares (including 93,392 shares for directors) of stock to employees and directors, of which 132,733 shares were immediately vested in accordance with the terms of the grants and 5,000 stock options were exercised under the terms of the option agreements. There were no forfeitures for the nine months ended September 30, 2010 of restricted stock and stock options.

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

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

Petrol Ofisi

On January 25, 2010, we received a claim notice from Tiway under the SPA in respect of a third-party claim asserted by Petrol Ofisi against Tiway Turkey Ltd. (formerly Toreador Turkey) in the amount of TRY 7.6 million ($5.1 million), for which Tiway alleges we are liable for an estimated TRY 2.1 million ($1.4 million). The Court has appointed three experts to evaluate the case. A hearing was held on April 5, 2011 and the Court received the experts’ report which was generally favorable to Tiway Turkey Ltd. against Petrol Ofisi. Upon the objections of Petrol Ofisi regarding the report, the Court adjourned pending a review of the report by the experts’ in light of the objections. The next hearing is due to take place on December 27, 2011. The Company believes that the risk associated with this matter is remote and no liability has been recorded.

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

Tiway has assumed the defense of this matter and its legal representatives in Turkey have drafted a detailed defense in which Tiway rejects each of the damages and losses alleged by the TPAO. We do not accept liability for the arbitration under the indemnity provided to Tiway in the SPA. We have been informed the arbitration is estimated to take place in mid-November 2011, in Ankara. We believe that the risk associated with this matter is remote and no liability has been recorded.

Lundin Indemnification

TEF executed on August 6, 2010, an indemnification and guarantee agreement for a maximum aggregate amount of €50 million first demand guarantee to cover Lundin International (“Lundin”) against any claim by a third party arising from drilling works executed by TEF as operator on the Mairy permit. The title to the Mairy permit was awarded to Lundin, TEF and EnCore (E&P) Ltd jointly in August 2007. In early 2010, Lundin communicated its desire to withdraw from the permit on which no drilling works had been performed and consequently assigned its working interest of 40% in equal parts to TEF and EnCore (E&P) Ltd (now renamed to Egdon (E&P) Ltd). TEF subsequently assigned half of its now 50% working interest to Hess by virtue of the Hess Investment Agreement. Under French mining law, all titleholders are held jointly and severally responsible for all damages and claims relating to works on a permit. Therefore, under the indemnification and guarantee agreement, TEF agreed to indemnify Lundin upon notice of any liability or claim for damages by a third party against Lundin in connection with works performed by TEF on the Mairy permit from February 15, 2010 until the transfer of title of such permit is formally accepted by the French government. The removal of Lundin from the title did not take place before the regulatory 15-month deadline of September 29, 2011, and Lundin, TEF and Egdon have jointly requested a grace period from the French authorities. Furthermore, in addition to the permit renewal request made on February 14, 2011, TEF, Egdon and Hess have, on June 15, 2011, requested from the French authorities an exceptional 2-year extension of the permit to allow for the minimum financial obligation to be fulfilled. In part owing to this administrative backlog, no works are expected to begin on the permit, if at all, until the second quarter of 2012, and therefore no claims have been made or are currently anticipated under this agreement.

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

Other

From time to time, we are named as a defendant in other legal proceedings arising in the normal course of business. In our opinion, the final judgment or settlement, if any, which may be awarded with any suit or claim would not have a material adverse effect on our financial position, results of operations or cash flows.

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

This law required all operators of the 64 currently awarded exploration licenses in France to submit, by September 13, 2011, a report on the exploration methods they intend to use in these licenses. Failure to submit would result in immediate cancellation of the relevant license. Toreador Energy France SCS submitted all required reports in a timely fashion, stressing it will not use the now banned practice of hydraulic fracturing.

On October 13, 2011, the French authorities published a list of cancelled exploration licenses, which did not contain any of the exploration licenses in which Toreador has a working interest.

We now intend to commence our proof of concept drilling program as soon as possible. This proof of concept phase, for which the drilling has been delegated to Hess Oil France, does not require hydraulic fracturing. Please refer to the executive overview section of “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operation”, for further detail on the French legislation.

Letters of Credit

Under the terms of our derivative agreement, on any day when the current market value of the underlying contract as determined by Vitol is greater than $103.00 per barrel, upon Vitol’s first demand the Company shall provide to Vitol margin in the form of cash and/or a standby letter of credit issued by a bank.

On March 28, 2011, Bred, the Company’s bank, issued a Standby Letter of Credit (“SBLC”) for an amount of $1.6 million in favor of Vitol SA in order to secure margin calls under the collar contract. The Company has pledged the same amount of financial instruments in favor of Bred as counter guarantee for the commitments of the bank under the SBLC. The amount of the SBLC has been amended to $750,000 on September 27, 2011. The full amount of the SBLC has been classified as restricted cash in our consolidated balance sheet for the period ended September 30, 2011.

NOTE 13 — DISCONTINUED OPERATIONS

In 2009, the Company completed its exit of Romania, Hungary and Turkey. We have several claims outstanding relating to these transactions. See “Note 12 — Commitments and Contingencies”. Contingent liabilities relating to these claims are recorded in Discontinued Operations.

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

On June 22, 2011, the Company entered into a settlement agreement, the “Settlement Agreement”, in which Hunnisett and Barker agreed to release both Toreador and Tiway Turkey Limited from all current and future claims related to the Overriding Royalty, including the Netherby Payment Amount, in exchange for $3.8 million and the assignment of a certain overriding royalty interest in the SASB licenses to Hunnisett and Barker directly. As required by the Settlement Agreement, the Company paid the settlement amount on June 24, 2011 and transferred the royalty interest, mentioned above, to Hunnisett and Barker. As of September 30, 2011, $3.2. million has been expensed in discontinued operations consequently, consisting of settlement amount less prior period accruals.

We recorded in discontinued operations for the nine months ended September 30, 2011 and 2010 a loss of $3,203,000 and a loss of $1,113,000 respectively. This increase is mainly due to the settlement payment for an amount of $3.8 million on June 22, 2011, related to the settlement agreement with Mr. Hunnisett and Mr. Barker noted above. The $3.8 million settlement amount was partially offset by a provision release booked in prior periods for this matter in an amount of $900,000. Sales and other operating revenue from discontinued operations for the nine months ended September 30, 2011 amounted to $38,000.

Discontinued operations were as follows for the three and nine months September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue and other income
Sales and other operating revenue	$—	$—	$38	$—
Operating costs and expenses:
Lease operating expense	—	—	—	—
Exploration expense	—	—	—	—
Dry hole costs	—	—	—	—
Depreciation, depletion and amortization	—	—	—	—
Accretion on discounted assets and liabilities	—	—	—	—
Impairment of oil and natural gas properties	—	—	—	—
General and administrative expense	121	106	(559)	763
(Gain) loss on sale of properties and other assets	—	—	—	—

Total operating costs and expenses	121	106	(559)	763

Operating income (loss)	(121)	(106)	597	(763)
Other income (expense)
Foreign currency exchange gain	—	—	—	—
Interest and other income	—	—	—	—
Loss on early extinguishment of debt — revolving credit facility	—	—	—	—
Other expense	—	81	3,800	246
Interest expense, net of interest capitalized	—	—	—	—

Loss before income taxes	(121)	(187)	(3,203)	(1,009)
Income tax provision	—	(104)	—	(104)

Net loss from discontinued operations	$(121)	$(291)	$(3,203)	$(1,113)

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

NOTE 14 — DERIVATIVES

We periodically utilize derivative instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the sale price of crude oil. In November 2010, we entered into futures and swap contracts for approximately 15,208 bbls per month for the months of January 2011 through December 2011. The change in fair value during three months ended September 30, 2011 resulted in a net unrealized derivative gain of $1,548,000. Additionally, for the three months ended September 30, 2011, we recorded a loss of $1,654,000 for the margin calls related to this derivative contract. For the nine months ended September 30, 2011, we recorded a net unrealized derivative gain of $812,000 compared to a gain of $709,000 for the same comparable period in 2010. Presented in the table below is a summary of the contracts entered into for 2011:

Type	Period	Barrels	Floor	Ceiling	Unrealized gain for the three months ended September 30, 2011	Unrealized gain for the nine months ended September 30, 2011
Collar	January 1, 2011 - December 31, 2011	182,500	$78.00	$91.00	$(1,548)	$(812)

Gain/Loss on oil derivative contracts consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
Unrealized Gain/Loss on oil derivative contracts	$(1,548)	$105	$(812)	$(709)
Margin Calls	1,033	—	2,861	—

Total	$(515)	$105	$2,049	$(709)

Under the terms of our collar agreement, on any day when the current market value of the underlying contract as determined by Vitol is greater than $103.00 per barrel, upon Vitol’s first demand the Company shall provide to Vitol margin in the form of cash and/or a standby letter of credit issued by a bank.

NOTE 15 — FAIR VALUE MEASUREMENTS

The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value at September 30, 2011 and December 31, 2010, due to the short-term nature or maturity of the instruments.

The fair value of the long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same maturities.

On September 30, 2011, the New Convertible Senior Notes, which had a book value of $34.2 million, were trading at $99.00 which would equal a fair market value of approximately $31.3 million.

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

“ASC 820—Fair value measurements and disclosures”, establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

Goodwill — We account for goodwill in accordance with “ASC 350 — Intangibles-Goodwill and Other” Under ASC 350, goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Goodwill fair value is estimated using discounted cash flow method. We perform our annual impairment test during the month of December. No impairment indicators were noted during the quarter ended September 30, 2011.

The following table summarizes the valuation of our assets and liabilities measured on a recurring basis at fair value by pricing levels:

	Fair Value Measurement Using
	(Level 1)	(Level 2)	(Level 3)	Total
As September 30, 2011:
Oil derivative contracts	$—	$518	$—	$518
Asset retirement obligations	—	—	7,355	7,355

Total	$—	$518	$7,355	$7,873
As December 31, 2010:
Oil derivative contracts	$—	$1,330	$—	$1,330
Asset retirement obligations	—	—	6,866	6,866

	$—	$1,330	$6,866	$8,196

The table below summarizes the change in carrying values associated with Level 2 measurement:

	Nine Months Ended September 30, 2011 Oil Derivative Contracts	Year ended December 31, 2010 Oil Derivative Contracts
Balance at beginning of period	$1,330	$886
Realized gain	—	(886)
Unrealized (gain) loss	(812)	1,330

Balance at end of period	$518	$1,330

The table below summarizes the change in carrying values associated with Level 3 measurement:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Asset retirement obligation at January 1	$6,866	$6,733
Asset retirement accretion expense	427	505
Foreign currency exchange loss (gain)	62	(469)
Change in reserve life estimate	—	97

Asset retirement obligation at the end of the period	$7,355	$6,866

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

NOTE 16 — IMPAIRMENT OF ASSETS

We evaluate producing property costs for impairment and reduce such costs to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to FASB ASC 360 “Property, Plant and Equipment”, formerly Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). We assess impairment of non-producing leasehold costs and undeveloped mineral and royalty interests periodically on a field-by-field basis. We charge any impairment in value to expense in the period incurred. For the three and nine months ended September 30, 2011, there was no impairment charge for our continuing operations and discontinued operations.

NOTE 17 — AGREEMENT WITH HESS

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

Under the terms of the Investment Agreement, TEF is entitled to invoice Hess for all exploration, salary and general and administrative expenses that are associated with its activities as operator of the Permits. For the three and nine months September 30, 2011, $60,000 and $2.919 million was invoiced to Hess and recorded as “Other income”.

NOTE 18 — PENSION, POST-RETIREMENT, AND POST-EMPLOYMENT OBLIGATIONS

As of September 30, 2011 and September 30, 2010, the employee retirement obligations amounted to $204,000 and $273,000 respectively. Pension benefits, which only consist in retirement indemnities, have been defined only for the Company’s French subsidiaries.

NOTE 19 — STOCK COMPENSATION PLANS

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

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

A summary of stock option transactions is as follows:

	As at September 30, 2011		As at December 31, 2010
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at January 1	57,950	$8.53	67,370	$7.78
Granted	—	—	—	—
Exercised	—	—	(5,000)	$3.10
Forfeited	—	—	(4,420)	$3.12

Outstanding at the end of the period	57,950	$8.53	57,950	$8.53

Exercisable at the end of the period	57,950	$8.53	57,950	$8.53

For the three and nine months ended September 30, 2011 we received cash from stock option exercises of $0 and $0, respectively. As of September 30, 2011, all outstanding options were 100% vested.

The following table summarizes information about the fixed price stock options outstanding at September 30, 2011:

	Number Outstanding		Number Exercisable
Exercise Price	Shares	Intrinsic Value (in thousands)	Shares	Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life in Years
5.50	200	(1)	200	(1)	2.57
5.50	40,250	(98)	40,250	(98)	2.57
13.75	7,500	(80)	7,500	(80)	3.13
16.90	10,000	(138)	10,000	(138)	3.64

	57,950	$(317)	57,950	$(317)	2.98

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

For the nine months ended September 30, 2011 the Board of Directors authorized a total of 196,939 shares of restricted stock, which were granted to employees and non-employee directors. The compensation cost is measured by the difference between the quoted market price of the stock at the date of grant and the price, if any, to be paid by an employee or director and is recognized as an expense over the period the recipient performs related services. The restricted stock grants vest immediately or over up to a three-year period (depending on the grant), and the weighted average fair value of the stock on the date of the vesting was $10.10 for the nine months ended September 30, 2011, respectively. Stock compensation expense of $0.6 million and $2.9 million is included in the Statement of Operations for the three and nine months ended September 30, 2011. As of September 30, 2011, the total compensation cost related to non-vested restricted stock grants not yet recognized is approximately $2.4 million. This amount will be recognized as compensation expense over the next 36 months.

TOREADOR RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(UNAUDITED)

On September 30, 2011, there were 1,121,482 remaining shares available for grant under the Plan.

The following table summarizes the changes in outstanding restricted stock grants along with their related grant-date fair values for the nine months ended September 30, 2011:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2010	366,840	$10.72
Shares granted	196,939	$11.54
Shares vested	(285,942)	$10.10
Shares forfeited	—	—

Non-vested at September 30, 2011	277,837	$12.41

NOTE 20 — SUBSEQUENT EVENT

The Company evaluated its September 30, 2011 financial statements for subsequent events. Other than noted herein, the Company is not aware of any subsequent events which would require recognition or disclosure in the condensed consolidated financial statements.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “anticipates,” “estimates,” “plans,” “believes,” “continues,” “expects,” “projections,” “forecasts,” “intends,” “may,” “might,” “will,” “would,” “could,” “should,” and similar expressions are intended to be among the statements that identify forward-looking statements. The factors that may affect our expectations regarding our operations include, among others, the following:

•	our ability to raise necessary capital in the future;

•	our ability to maintain or renew our existing exploration permits or exploitation concessions or obtain new ones;

•	change in French legal rules applicable to our activities or permits and concessions;

•	extensive regulation, including environmental regulation, to which we are subject;

•	the effect of our indebtedness on our financial health and business strategy;

•	our ability to execute our business strategy and be profitable;

•	our ability to replace oil reserves;

•	a change in the SEC position on our calculation of proved reserves;

•	the loss of the current purchaser of our oil production;

•	results of our hedging activities;

•	the loss of senior management or key employees;

•	political, legal and economic risks associated with having international operations;

•	disruptions in production and exploration activities in the Paris Basin;

•	completion of the proposed merger with ZaZa Energy, LLC;

•	a failure to consummate the merger with ZaZa Energy, LLC may require us to raise additional capital in 2012;

•	currency fluctuations;

•	failure to maintain adequate internal controls;

•	indemnities granted by us in connection with dispositions of our assets;

•	unfavorable results of legal proceedings;

•	assessing and integrating acquisition prospects;

•	declines in prices for crude oil;

•	our ability to compete in a highly competitive oil industry;

•	our ability to obtain equipment and personnel;

•	terrorist activities;

•	our success in development, exploitation and exploration activities;

•	reserves estimates turning out to be inaccurate; and

•	difference between the present value and market value of our reserves.

In addition to these factors, important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) are disclosed under “Risk Factors” included herein under Item 1A of part II and in our Annual Report on Form 10-K/A for the year ended December 31, 2010, filed with the SEC on April 8, 2011, which are incorporated by reference herein.

All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the Cautionary Statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

EXECUTIVE OVERVIEW

We are an independent energy company engaged in the exploration and production of crude oil with interests in developed and undeveloped oil properties in the Paris Basin, France. We are currently focused on the development of our conventional fields and the exploration of the numerous oil plays within our Paris Basin acreage position.

We currently operate solely in the Paris Basin, which covers approximately 170,000 km2 of northeastern France, centered 50 to 100 km east and south of Paris. At September 30, 2011, we held interests in approximately 997,000 gross exploration acres (awarded and pending publication). According to Gaffney, Cline & Associates Ltd, an independent petroleum and geological engineering firm, or Gaffney Cline, as of December 31, 2010, our proved reserves were 5.5 Mbbls, our proved plus probable reserves were 9.1 MBbls and our proved plus probable plus possible reserves were 13.9 Mbbls. As of September 30, 2011, production from our two conventional oilfield areas in the Paris Basin — the Neocomian Complex and Charmottes oil fields represented a majority of our total revenue and substantially all of our sales and other operating revenue. We intend to maintain production from these mature assets using suitable enhanced oil recovery techniques. In addition to this production base, we have identified several additional conventional targets on all exploration permits, including the La Garenne field, which is the first of these targets, and for which we intend to formulate a development plan.

We are also focused on executing with our strategic partner, Hess, a proof of concept program by drilling, completing and testing pilot wells to evaluate the geological and economic potential of the reservoirs associated with the source rocks in the Paris basin. We will not conduct hydraulic fracturing operations within any of our permit areas.

Operations Update

On August 9, 2011, we entered into an Agreement and Plan of Merger and Contribution dated August 9th, 2011, by and among Toreador, ZaZa Energy, LLC (“ZaZa”), ZaZa Energy Corporation (“New ZaZa”) and Thor Merger Sub Corporation (“Thor Merger Sub”). Pursuant to the merger agreement, Thor Merger Sub will merge with and into Toreador, with Toreador as the surviving corporation and becoming a wholly owned subsidiary of New ZaZa. In the merger, each outstanding share of our common stock will be converted into the right to receive one share of New ZaZa common stock.

Simultaneously with the proposed merger, pursuant to a contribution agreement entered into concurrently with the merger agreement, each of the three holders of the limited liability company interests of ZaZa will contribute to New ZaZa the one-third of the outstanding limited liability company interests of ZaZa owned directly or indirectly by such holder in exchange for shares of New ZaZa common stock and $45.2 million in cash and/or newly issued subordinated secured promissory notes of New ZaZa. The subordinated secured promissory notes will bear interest at a rate of 8% per annum, will require New ZaZa to make monthly interest payments on the last day of each calendar month and will mature on the fourth anniversary of the closing, subject to mandatory prepayments in specified circumstances. The notes will also be secured by the limited liability company interests of ZaZa held by New ZaZa after the transactions and subordinated to up to $150 million of future senior indebtedness of New ZaZa. This $45.2 million in cash and/or subordinated secured promissory note consideration is referred to herein as the “ZaZa non-equity consideration.” The ZaZa non-equity consideration will be paid in the form of subordinated secured promissory notes, rather than in the form of cash, if and to the extent that the payment of the ZaZa non-equity consideration in cash would give rise to a failure of the minimum cash condition, as described below. Also simultaneously with the proposed merger, pursuant to a contribution agreement entered into concurrently with the merger agreement, the holders of net profits interests in ZaZa have agreed to exchange all of the outstanding net profits interests in ZaZa in exchange for $4.8 million in cash.

Immediately following the proposed merger and contributions described above, Toreador and ZaZa will be wholly owned subsidiaries of New ZaZa. After completion of the transactions, our former stockholders and the former holders of limited liability company interests in ZaZa will own 25% and 75%, respectively, of the outstanding shares of New ZaZa common stock.

Our obligation to consummate the proposed merger and the obligation of the equity holders of ZaZa to consummate the contribution transactions contemplated by the merger agreement are subject to certain customary conditions, including material accuracy of representations and warranties of the other party, performance by the other party of its covenants in all material respects and that no material adverse effect with respect to Toreador or ZaZa has occurred. The consummation of the transactions under the merger agreement also depends on a number of certain additional conditions being satisfied or waived:

•	the approval of the merger agreement by the holders of a majority of the outstanding shares of Toreador common stock;

•	the absence of orders or injunctions of U.S. or French courts prohibiting the consummation of the transactions;

•	the declaration of the effectiveness by the SEC of the registration statement of New ZaZa;

•	the listing of New ZaZa common stock on the Nasdaq Global Market; and

•	the obtaining of required clearance from the French Bureau of Exploration and Production of Hydrocarbons, which occurred on October 25, 2011.

In addition, each of Toreador’s and ZaZa’s obligations to consummate the transactions contemplated by the merger agreement is subject to the condition that the sum of the following amounts is not less than $10 million:

•	Toreador’s and ZaZa’s cash immediately before closing, plus

•	the amount of Toreador’s and ZaZa’s borrowing capacity immediately before closing that will remain in effect after closing, plus

•

the amount of any cash of New ZaZa, Toreador and ZaZa reasonably expected to be funded (whether by borrowings, issuance or equity interests or otherwise) prior to or substantially concurrently with closing, plus

•	any borrowing capacity reasonably expected to be available to New ZaZa, Toreador and ZaZa within five business days of closing, minus

•	any cash amounts payable by New ZaZa, Toreador and ZaZa in connection with the closing.

This closing condition is referred to as the “minimum cash condition.” Toreador and ZaZa estimate that New ZaZa, Toreador and/or ZaZa may need to raise up to $76 million of financing (less any unrestricted cash on hand at closing) for the minimum cash condition to be satisfied.

Under the terms of the merger agreement, we may be required to pay ZaZa a termination fee of $3,500,000 if:

•	We terminate the merger agreement to enter into a definitive transaction agreement for a superior proposal;

•

ZaZa terminates the merger agreement because, prior to the meeting of our stockholders, our board of directors withdraws or modifies its recommendation that our stockholders approve the merger agreement, approves any letter of intent, memorandum of understanding, agreement relating to any acquisition proposal for Toreador; or approves or recommends any acquisition proposal for Toreador;

•

an acquisition proposal for Toreador has been made to Toreador or been publicly disclosed, either Toreador or ZaZa terminates the merger agreement because the transactions contemplated thereby have not been consummated by June 30, 2012 and as of the date of such termination, the closing conditions relating to the accuracy of representations and warranties or compliance with covenants have been satisfied with respect to ZaZa but not Toreador, and within 12 months after such termination, Toreador enters into, or consummates, a definitive agreement for an acquisition proposal for Toreador (where references in the definition of acquisition proposal to 20% or more are deemed to be references to 50% or more); or

•

an acquisition proposal for Toreador has been made to Toreador or been publicly disclosed, either Toreador or ZaZa terminates the merger agreement because the Toreador stockholders have voted on, but not approved, the merger agreement, and within 12 months after such termination, Toreador enters into, or consummates, a definitive agreement for an acquisition proposal for Toreador (where references in the definition of acquisition proposal to 20% or more are deemed to be references to 50% or more).

Toreador also may be required to reimburse ZaZa’s out of pocket expenses up to a maximum of $750,000 if ZaZa terminates the merger agreement because there has been a breach by Toreador of any of its representations, warranties or covenants in the merger agreement or any of its representations or warranties become untrue such that the relevant closing conditions relating to the accuracy of Toreador’s representations and warranties or its compliance with its covenants cannot be satisfied.

ZaZa will reimburse Toreador’s out of pocket expenses up to a maximum of $750,000 if Toreador terminates the merger agreement because there has been a breach by ZaZa or any of its members of any of their respective representations, warranties or covenants in the merger agreement or the contribution agreement or any of their representations or warranties become untrue such that the relevant closing conditions relating to the accuracy of ZaZa’s and its members’ representations and warranties or their compliance with their covenants, as the case may be, cannot be satisfied.

The foregoing description of the merger agreement, contribution agreement and net profits interest contribution agreement are qualified in their entirety by reference to the full text of such agreements, copies of which have been filed on our Current Report on Form 8-K dated August 10, 2011 and listed as Exhibits 2.1, 2.2, and 2.3 hereto, respectively and are incorporated herein by reference.

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

The concession that covers our Charmottes field expires in 2013. Under French law, exploitation concessions can generally be renewed for periods of up to 25 years. Although the French government has no obligation to renew the exploitation concessions, renewals have been generally granted as long as the operator demonstrates continued financial and technical capabilities to operate under such concessions. Toreador applied for a renewal of the concession covering the Charmottes field in February 2011, but the renewal has not yet been approved by the French authorities. Gaffney Cline, our reserve engineer, has assumed for purposes of its report that the renewal of Charmottes concession (which represents 7% of the Company’s oil reserves) will be granted and that the economic terms of the Charmottes concession will not be altered on renewal.

Strategy

The primary components of our strategy are:

Capture, develop and accelerate conventional prospects. We have identified a number of conventional exploration targets, including the La Garenne field, which is the first of these targets, and for which we intend to formulate a development plan.

Target the prospective reservoirs associated with the oil resource play. We intend to work with Hess on our proof of concept program and potential development of our Paris Basin acreage position.

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

Before the closing of the contemplated transactions with ZaZa described above, our board of directors intends to amend the Rights Plan or otherwise ensure that the Rights will not be triggered by the consummation of the transactions.

Additional details about the rights plan are contained in a Form 8-K filed by the Company with the U.S. Securities and Exchange Commission on June 20, 2011.

Financial Summary

For the nine months ended September 30, 2011:

•	Revenues and other income from continuing operations were $28.0 million.

•	Operating costs from continuing operations were $31.2 million.

•	Loss from discontinued operations, net of income taxes, was $3.2 million.

•	Net loss available to common shares was $11.3 million.

•	Production was 234 MBOE.

At September 30, 2011, we had:

•	Cash, cash equivalents and restricted cash of $7.6 million.

•	A current ratio (current assets/current liabilities) of 1.34 to 1.

•	A debt to equity ratio of 4.01 to 1.

LIQUIDITY AND CAPITAL RESOURCES

This section should be read in conjunction with “Note 7 – Long Term Debt” in the Notes to the condensed consolidated financial statements included in this filing.

Liquidity

The Company’s liquidity depends on cash flow from operations and existing cash resources. As of September 30, 2011, we had cash and cash equivalents of $7.6 million, a current ratio of approximately 1.34 to 1 and a debt to equity ratio of 4.01 to 1. For the nine months ended September 30, 2011, we had an operating loss of $3.2 million. We had sales and other income of $28.0 million. We had capital expenditures of $185,000 for technical studies of La Garenne. The Company does not currently have a credit facility and intends to rely on its cash balance to meet its immediate cash requirements.

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

As described in our “Operations Update” above, each of Toreador’s and ZaZa’s obligations to consummate the transactions contemplated by the merger agreement is subject to the minimum cash condition that requires the sum of the following amounts to be not less than $10 million:

•	Toreador’s and ZaZa’s cash immediately before closing, plus

•	the amount of Toreador’s and ZaZa’s borrowing capacity immediately before closing that will remain in effect after closing, plus

•

the amount of any cash of New ZaZa, Toreador and ZaZa reasonably expected to be funded (whether by borrowings, issuance or equity interests or otherwise) prior to or substantially concurrently with closing, plus

•	any borrowing capacity reasonably expected to be available to New ZaZa, Toreador and ZaZa within five business days of closing, minus

•	any cash amounts payable by New ZaZa, Toreador and ZaZa in connection with the closing.

Toreador and ZaZa estimate that New ZaZa, Toreador and/or ZaZa may need to raise significant financing for the minimum cash condition to be satisfied.

We also may be required to pay ZaZa a termination fee of $3,500,000 under certain conditions of the merger agreement, including, but not limited to, termination to accept a superior proposal, our board of directors withdraws its recommendation to approve the merger agreement, our board recommends an alternative acquisition proposal of Toreador, or the merger agreement is terminated because our stockholders do not approve the merger agreement and Toreador enters into an agreement for an acquisition proposal within 12 months of such termination. We also may be required to reimburse ZaZa’s out of pocket expenses up to a maximum of $750,000 if ZaZa terminates the merger agreement because we breach any of our representations, warranties or covenants in the merger agreement or any of our representations or warranties become untrue such that the relevant closing conditions relating to the accuracy of our representations and warranties or our compliance with our covenants cannot be satisfied. If we fail to consummate the merger, we may need to raise additional capital to ensure we are able to meet our ongoing capital obligations and to pay these fees and other legacy costs associated with the proposed merger.

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

Contractual Obligations

The following table sets forth our contractual obligations in thousands at September 30, 2011 for the periods shown:

	Total	Less Than One Year	One to Three Years	Four to Five Years	More Than Five Years
Long-term debt — Principal	$33,702	$—	$33,702	$—	$—
Long-term debt — Interests	4,428	2,214	2,214	—	—
Asset retirement obligation	7,355	92	179	2,415	4,669
Lease commitments	2,843	817	1,640	386	—

Total contractual obligations	$48,328	$3,123	$37,735	$2,801	$4,669

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

We recorded no impairment in the nine months ended September 30, 2011.

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

Derivatives

We periodically utilize derivatives instruments such as futures and swaps for purposes of hedging our exposure to fluctuations in the price of crude oil sales. In accordance with “ASC 815—Derivatives and Hedging,” we have elected not to designate the derivative financial instruments to which we are a party as hedges, and accordingly, we record such contracts at fair value as an asset or a liability and recognize changes in such fair value in current earnings as they occur. We determine the fair value of futures and swap contracts based on the difference between their fixed contract price and the underlying market price at the determination date. The realized and unrealized gains and losses on derivatives are recorded as a derivative fair value gain or loss in the income statement.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

The discussion below, with the exception of the discussion under the heading “Discontinued Operations,” relates to our corporate activities in the United States and France and oil exploration and production operations in France.

Certain previously recorded amounts have been reclassified to conform to this period presentation.

	For the Three Months Ended
	September 30,
	2011	2010
Production:
Oil (MBbls):
France	78	81

Average Price:
Oil ($/Bbl):
France	$107.11	$77.67

Revenue and other income

Sales and other operating revenue

Sales and other operating revenue for the three months ended September 30, 2011 was $8.4 million, as compared to sales and other operating revenue of $6.0 million for the three months ended September 30, 2010. This increase is primarily due to the increase in global oil prices over the period, which led to an increase in the prices at which we sell our oil from an average of $77.67 per barrel in the three months ended September 30, 2010 to an average of $107.11 per barrel in the three months ended September 30, 2011. This increase was offset by a slightly lower production, decreasing from 81 MBbls in the three months ended September 30, 2010 to 78 MBbls in the three months ended September 30, 2011.

The above table compares both volumes and prices received for oil for the three months ended September 30, 2011 and 2010. Oil prices have been relatively stable over the third quarter of 2011. The results of our operations are highly dependent upon the prices received from our oil production, which are dependent on numerous factors beyond our control. Accordingly, significant changes to oil prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.

Other income

Other income includes all exploration, salary and general and administrative costs associated with TEF’s activities as operator of the exploration permits in the Paris Basin, which TEF is entitled to invoice to Hess under the Investment Agreement. For the three months ended September 30, 2011, $0.1 million was invoiced to Hess and recorded as “Other income” compared to $0.6 million in the same period last year, this decrease being due primarily to reduced activity of the Company as operator of the exploration permits.

Operating costs and expenses

Lease operating expense

Lease operating expense was $2.4 million, or $30.97 per BOE produced, for the three months ended September 30, 2011, as compared to $3.0 million, or $36.76 per BOE produced, for the three months ended September 30, 2010. This decrease is due to a reduction of certain production costs associated with our conventional production compared to the same period last year, in particular Paris headquarter cost as well as higher repair and maintenance costs incurred last year. Lease operating expense for the three months ended September 30, 2011 also includes inventory turnover variation in an amount of $27,000.

Exploration expense

Exploration expense for the three months ended September 30, 2011 was $96,000, as compared to $201,000 for the three months ended September 30, 2010. This decrease is due primarily to the higher expenses the Company incurred in the same period last year associated with geological and technical studies in connection with our proof of concept project.

Depreciation, depletion and amortization

Depreciation, depletion and amortization for the three months ended September 30, 2011 was $1.6 million or $20.52 per BOE produced, as compared to $1.1 million or $14.00 per BOE produced for the three months ended September 30, 2010. This increase is primarily due to the reduction at the end of 2010 of the estimated life of wells used for the depreciation, depletion and amortization to comply with the legal maturity of our production concessions.

Accretion on discounted assets and liabilities

The accretion expense is composed of our asset retirement obligation expense. Accretion expense was $139,000 for the three months ended September 30, 2011 as compared to $246,000 (positive impact) for the three months ended September 30, 2010. This reduction in expense is due primarily to an update of our asset retirement obligations at the end of 2010 and higher retirement cost estimates as well as a change of presentation of the accretion on our convertible notes which was included in this account during the same period last year and has now been reclassified to Interest Expense.

General and administrative before stock compensation expense

General and administrative expense, excluding stock compensation expense, for the three months ended September 30, 2011 totaled $5.4 million, as compared to $1.3 million for the comparable period in 2010. This increase is due mostly to fees to advisors and counsels incurred in connection with the contemplated merger with Zaza Energy LLC., including $380,000 for communication advisors, $2.2 million for lawyers, $240,000 for auditors and $850,000 for financial advisor, or an aggregate amount of $3.7 million.

Stock compensation expense

Stock compensation expense was $0.6 million for the three months ended September 30, 2011 compared with $0.4 million for the three months ended September 30, 2010. During the three months ended September 30, 2011, no shares were issued compared to 67,187 shares in the comparable period last year.

Impairment of oil properties

There were no impairment charges for the three months ended September 30, 2011 and September 30, 2010.

Loss/Gain on oil derivative contracts

We recorded a gain on oil derivative contracts for the three months ended September 30, 2011 of $515,000 as compared to a loss of $105,000 in the three months ended September 30, 2010. This amount consists of an unrealized gain on the commodity derivative contracts with Vitol S.A as well as the margin calls related to this contract due to the Dated Brent price being higher than the selling price of $91.00 per barrel under the derivative contract. The unrealized gain on the oil derivative contract for the three months ended September 30,2011 amounted to a gain of $1.5 million compared to a loss of $105,000 for the same period last year. The margin calls for the three months ended September 30, 2011 amounted to an expense of $1 million.

Presented in the table below is a summary of the contract entered into:

	00000000	00000000	00000000	00000000	00000000
Type	Period	Barrels	Floor	Ceiling	Unrealized gain for the three months ended September 30, 2011
Collar	January 1, 2011 -December 31, 2011	182,500	$78.00	$91.00	$(1,548)

Foreign currency exchange gain (loss)

We recorded a loss on foreign currency exchange of $0.2 million for the three months ended September 30, 2011 compared with a loss of $1.2 million for the three months ended September 30, 2010. The reduction of the foreign exchange loss mainly is a result of Toreador Energy France booking a loss on foreign currency exchange in its statutory accounts in Euro at the end of the second quarter 2010 due to the receipt of the upfront payment from Hess under the Hess Investment Agreement. (see “Note 17 – Agreement with Hess”).

Interest expense

Interest expense, was $0.4 million for the three months ended September 30, 2011 as compared to $2.7 million for the three months ended September 30, 2010.

The interest expense relates to interest payments relating to the New Convertible Senior Notes issued in February 2010. Interest expense was $554,000 for the three months ended September 30, 2011 and related to the New Convertible Senior Notes as compared to $1.0 million for the three months ended September 30, 2010 related to both the New Convertible Senior Notes and the 5% Convertible Senior Notes. Also included in interest expense are expenses related to the amortization of issue premium and debt issuance costs associated to the New Convertible Senior Notes of $139,000 recorded for the three months ended September 30, 2011 compared to $1.3 million for the three months ended September 30, 2010. This was offset by a positive accretion impact of $255,000 related to the fair value of the New Convertible Senior Notes.

The decrease in interest expense for the third quarter of 2011 compared to the same period of 2010 is explained by the recording for the three months ended September 30, 2010 of (i) amortization expense of $1.3 million due to the change in estimate of the lives of the issue premium and debt issuance costs associated to 5.00% Convertible Senior Notes and to the New Convertible Senior Notes and (ii) $404,000 interest expense relating to 5.00% Convertible Senior Notes. (see “Note 7 – Long Term Debt”).

Income tax (benefit) provision

An income tax provision of $ 711,000 was recorded in the three months ended September 30, 2011, compared to a tax benefit of $ (666,000) recognized for the three months ended September 30, 2010, this increase being due to the fact that an excess of provision for income tax payable in France was recorded in the second quarter of 2010.

Discontinued operations

In 2009, the Company completed its exit of Romania, Hungary and Turkey. We have several claims outstanding relating to these transactions. See “Note 12 – Commitments and Contingencies”. Currently there are no contingent liabilities recorded in Discontinued Operations relating to any of these claims.

Discontinued Operations were as follows for the three months ended September 30, 2011 and 2010.

	Three Months Ended
	September 30,
	2011	2010
Revenue and other income
Operating costs and expenses:
Lease operating expense	—	—
Exploration expense	—	—
Dry hole costs	—	—
Depreciation, depletion and amortization	—	—
Accretion on discounted assets and liabilities	—	—
Impairment of oil and natural gas properties	—	—
General and administrative expense	121	106
(Gain) loss on sale of properties and other assets	—	—

Total operating costs and expenses	121	106

Operating income (loss)	(121)	(106)
Other income (expense)
Foreign currency exchange gain	—	—
Interest and other income	—	—
Loss on early extinguishment of debt — revolving credit facility	—	—
Other expense	—	81
Interest expense, net of interest capitalized	—	—

Loss before income taxes	(121)	(187)
Income tax provision	—	(104)

Net loss from discontinued operations	$(121)	$(291)

We recorded in discontinued operations for the three months ended September 30, 2011 a loss of $121,000 as compared to a loss of $291,000 for the same period last year.

	September 30,
	2011	2010
Euro	$1.3503	$1.3648

Other comprehensive income

The only element of comprehensive income, other than net income, is foreign currency translation. For the three months ended September 30, 2011, the currency translation adjustment was a loss of $3.7 million as compared to a gain of $7.3 million for the comparable period in 2010. This decrease is mainly due to the strengthening of the U.S. dollar.

The functional currency of our operations in France is the euro. The exchange rates at September 30, 2011 and September 30, 2010 were:

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

The following tables present production and average unit prices for the geographic segments indicated:

	For the Nine Months Ended
	September 30,
	2011	2010
Production:
Oil (MBbls):
France	234	241

	For the Nine Months Ended
	September 30,
	2011	2010
Average Price:
Oil ($/Bbl):
France	$106.86	$74.81

Revenue

Sales and other operating revenue

Sales and other operating revenue for the nine months ended September 30, 2011 were $25.1 million, as compared to $17.5 million for the nine months ended September 30, 2010. This increase is primarily due to the global increase in oil prices, which led to an increase in the prices at which we sell our oil from an average of $74.81 per barrel in the nine months ended September 30, 2010 to an average of $106.86 per barrel in the nine months ended September 30, 2011.

The above table compares both volumes and prices received for oil for the nine months ended September 30, 2011 and 2010. The results of our operations are highly dependent upon the prices received from our oil production, which are dependent on numerous factors beyond our control. Accordingly, significant changes to oil prices are likely to have a material impact on our financial condition, results of operation, cash flows and revenue.

Other income

Other income includes all exploration, salary and general and administrative costs associated with TEF’s activities as operator of the exploration permits in the Paris Basin, which TEF is entitled to invoice to Hess under the Investment Agreement. For the nine months ended September 30, 2011, $2.919 million was invoiced to Hess and recorded as “Other income” compared to $16 million recorded during the nine months ended September 30, 2010 consisting of the upfront payment of $15 million received from Hess following the execution of the Investment Agreement.

Costs and expenses

Lease operating expense

Lease operating expense was $8.5 million, or $36.29 per BOE produced, for the nine months ended September 30, 2011, as compared to $7.3 million, or $30.42 per BOE produced, for the nine months ended September 30, 2010.

This increase is mainly due to the reclassification (from June 2010 onwards) of certain costs associated with particular properties and mainly incurred in connection with our existing oil production and conventional reservoirs development as lease operating expenses following the strategic partnership with Hess. In addition, lease operating expense for the nine months ended September 30, 2011 also includes inventory turnover variation for in amount of $123,000.

Exploration expense

Exploration expense for the nine months ended September 30, 2011 was $0.9 million, as compared to $1.3 million for the nine months ended September 30, 2010. This decrease is due primarily to lower expenses associated with geological and technical studies the Company conducted and commissioned in connection with the proof of concept project in the Paris Basin for the nine months ended September 30, 2011 as compared to same period last year.

Depreciation, depletion and amortization

Depreciation, depletion and amortization for the nine months ended September 30, 2011 was $4.8 million compared to $2.8 million for the nine months ended September 30, 2010. This increase is primarily due to the reduction at the end of 2010 of the estimated life of wells used for the depreciation, depletion and amortization to comply with the legal maturity of our production concessions.

Accretion expense

Accretion expense for the nine months ended September 30, 2011 was 175,000 as compared to $-159,000 for the nine months ended September 30, 2010. The accretion expense is related to our as asset retirement obligation.

Impairment of oil and gas properties

There were no impairment charges for the nine months ended September 30, 2011 and 2010.

General and administrative before stock compensation expense

General and administrative expense, excluding stock compensation expense, was $11.9 million for the nine months ended September 30, 2011 compared to $7.0 million for the nine months ended September 30, 2010. General and administrative expense include (i) professional and legal fees in relation to the safeguarding of our exploration permits during the public debate in France regarding the ban on hydraulic fracking in the amount of $562,000 and (ii) cost and fees associated with the contemplated merger with Zaza, for an aggregate amount of an aggregate amount of $3.7 million.

Stock compensation expense

Stock compensation expense was $2.9 million for the nine months ended September 30, 2011 compared to $2.6 million for the nine months ended September 30, 2010.

Loss on oil and gas derivative contracts

We recorded a loss on oil and gas derivative contracts for the nine months ended September 30, 2011 of $2.0 million as compared to a gain of $709,000 for the nine months ended September 30, 2010. This amount consists of an unrealized gain on the commodity derivative contracts with Vitol S.A as well as the margin calls related to this contract with Vitol trading due to the Dated Brent price being higher than the selling price of $91.00 per barrel under the derivative contract. The unrealized gain/loss on the oil derivative contract for the nine months ended September 30, 2011 and 2010 amounted to a gain of $812,000 and a gain of $709,000 respectively. The margin calls for the nine months ended September 30, 2011 amounted to an expense of $2.9 million.

We had derivative contracts covering only the period from July 1 to December 31 in 2010. Presented in the table below is a summary of the contract entered into:

	00000000	00000000	00000000	00000000	00000000
Type	Period	Barrels	Floor	Ceiling	Unrealized gain for nine months September 30, 2011
Collar	January 1, 2011 - December 31 2011	182,500	$78.00	$91.00	$736

Foreign currency exchange gain (loss)

We recorded a loss on foreign currency exchange of $1.1 million for the nine months ended September 30, 2011 compared with a loss of $1.3 million for the nine months ended September 30, 2010.

Interest expense, net of capitalized interest

Interest expense, net of capitalized interest was $1.6 million for the nine months ended September 30, 2011, as compared to $4.4 million for the nine months ended September 30, 2010. The increase is mainly due to additional interest payments relating to the New Convertible Senior Notes issued in February 2010. Interest expense for the New Convertible Senior Notes was $1.7 million for the nine months ended September 30, 2011 as compared to $3.0 million for the nine months ended September 30, 2010. Interest expense for the nine months ended September 30, 2010 included interest expense for both the New Convertible Senior Notes and the 5% Convertible Senior Notes. Also included in interest expense are expenses related to the amortization of issue premium and debt issuance costs associated to the New Convertible Senior Notes of $410,000 recorded for the nine months ended September 30, 2011 compared to $1.4 million for the nine months ended September 30, 2010. These expenses were offset by a $508,000 positive accretion impact related to the fair value of the New Convertible Senior Notes.

Income tax (benefit) provision

An income tax provision of $2.2 million was recorded in the nine months ended September 30, 2011, compared to a tax provision of $5.7 million recognized for the nine months ended September 30, 2010. This decrease is due to higher tax provision in 2010 as a result of the $15 million upfront payment received by TEF from Hess under the Investment Agreement (see “Note 17 – Agreement with Hess”).

Discontinued operations

In 2009, the Company completed its exit of Romania, Hungary and Turkey. We have several claims outstanding relating to these transactions. See “Note 12 – Commitments and Contingencies”. Contingent liabilities relating to these claims are recorded in Discontinued Operations.

Discontinued Operations were as follows for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended
	September 30,
	2011	2010
Revenue and other income
Sales and other operating revenue	$38	$—
Operating costs and expenses:
Lease operating expense	—	—
Exploration expense	—	—
Dry hole costs	—	—
Depreciation, depletion and amortization	—	—
Accretion on discounted assets and liabilities	—	—
Impairment of oil and natural gas properties	—	—
General and administrative expense	(559)	763
(Gain) loss on sale of properties and other assets	—	—

Total operating costs and expenses	(559)	763

Operating income (loss)	597	(763)
Foreign currency exchange gain	—	—
Interest and other income	—	—
Loss on early extinguishment of debt — revolving credit facility	—	—
Other expense	3,800	246
Interest expense, net of interest capitalized	—	—

Loss before income taxes	(3,203)	(1,009)
Income tax provision	—	(104)

Net loss from discontinued operations	$(3,203)	$(1,113)

We recorded in discontinued operations for the nine months ended September 30, 2011 and 2010 a loss of $3,203,000 and a loss of $1,113,000 respectively. This increase is mainly due to the settlement payment for an amount of $3.8 million on June 22, 2011, related to a settlement agreement with Mr. Hunnisett and Mr. Barker in which they agreed to release both Toreador and Tiway Turkey Limited from all current and future claims related to the Overriding Royalty, including the Netherby Payment Amount, as discussed above and in “Note 12—Commitments and Contingencies”. The $3.8 million settlement amount was partially offset by a provision release booked in prior periods for this matter in an amount of $900,000. Sales and other operating revenue from discontinued operations for the nine months ended September 30, 2011 amounted to $38,000.

Other comprehensive income

The most significant element of comprehensive income, other than net income, is foreign currency translation. For the nine months ended September 30, 2011, we had accumulated an unrealized loss of $3.7 million as compared to an unrealized income of $0.7 million for the comparable period in 2010. This change is primarily due to the strengthening of the U.S. dollar compared to the Euro for the nine months ended September 30, 2011 compared to the nine months September 30, 2010.

The functional currency of our operations in France is the Euro. The exchange rates at September 30, 2011 and September 30, 2010 were:

	September 30,
	2011	2010
Euro	$1.3503	$1.3648

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine months ended September 30, 2011. For additional information, refer to the market risk disclosure in Item 7A as presented in the Company’s Annual Report on Form 10-K/A, for the year ended December 31, 2010, which was filed with the SEC on April 8, 2011.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, and to allow the Company to meet its disclosure obligations.

Changes in Internal Control over Financial Reporting

We continuously look for ways to further improve our controls and procedures and have implemented the following actions during the nine months ended September 30, 2011:

•	We implemented a new accounting and consolidation software for day-to-day operations and consolidation of financial statements.

•	We continually review our internal control processes and documentation in light of the upgrade of our accounting and consolidation software

Collectively, these and other actions are improving the foundation of our internal control over financial reporting.

Except as otherwise indicated above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Note 12 — Commitments and Contingencies”, which is incorporated into this “Item 1. Legal Proceedings” by reference.

ITEM 1A. RISK FACTORS

For information regarding risks that may affect our business, see the risk factors previously discussed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, which was filed with the SEC on April 8, 2011. The following are additional important factors that could affect our financial performance or cause actual results to differ materially from estimates. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently believe to be immaterial, may also impair or adversely affect our business, results of operations or financial performance.

Risks Related to the Proposed Merger

The consummation of the merger agreement is contingent on Toreador, ZaZa and New ZaZa having at least $10 million in available cash, cash equivalents and/or borrowing capacity.

Under the merger agreement, the obligations of the parties to consummate the transactions are subject to the condition that the sum of the following amounts is not less than $10 million:

•	Toreador’s and ZaZa’s cash immediately before closing, plus

•	the amount of Toreador’s and ZaZa’s borrowing capacity immediately before closing that will remain in effect after closing, plus

•

the amount of any cash of New ZaZa, Toreador and ZaZa reasonably expected to be funded (whether by borrowings, issuance or equity interests or otherwise) prior to or substantially concurrently with closing, plus

•	any borrowing capacity reasonably expected to be available to New ZaZa, Toreador and ZaZa within five business days of closing, minus

•	any cash amounts payable by New ZaZa, Toreador and ZaZa in connection with the closing.

We refer to this condition as the “minimum cash condition.” Toreador and ZaZa estimate that New ZaZa, Toreador and/or ZaZa may need to raise up to $76 million of financing for the minimum cash condition to be satisfied (less unrestricted cash available at closing). Cash on hand fluctuates during the course of the year. Moreover, the amount of cash that Toreador and ZaZa will have on hand at closing is subject to a variety of factors, many of which are beyond the control of Toreador and ZaZa. Accordingly, the cash on hand at closing may be substantially less than estimated. Toreador’s, ZaZa’s and New ZaZa’s ability to raise the necessary financing may be hindered by the uncertain nature of the credit and capital markets as well as by the fact that, upon consummation of the transaction, New ZaZa may issue an aggregate principal amount of up to $67.1 million of secured subordinated promissory notes to the holders of the limited liability company interests of ZaZa and the managing partners of ZaZa. Accordingly, we cannot provide any assurance that we will be successful in raising the necessary financing. In addition, if we are able to raise the necessary financing, the terms of any such financing may not be favorable to New ZaZa.

If the proposed merger transactions are consummated, New ZaZa will likely have significant leverage at closing.

Toreador and ZaZa estimate that New ZaZa, Toreador and/or ZaZa may need to raise up to $76 million of financing for the minimum cash condition to be satisfied (less unrestricted cash available at closing). Cash on hand fluctuates during the course of the year. Moreover, the amount of cash that Toreador and ZaZa will have on hand at closing is subject to a variety of factors, many of which are beyond the control of Toreador and ZaZa. Accordingly, the cash on hand at closing may be substantially less than estimated. Toreador is seeking to raise debt financing, and, after the closing, Toreador and ZaZa may seek to raise additional capital for New ZaZa, if and when necessary. In addition, under the terms of the transactions, New ZaZa may issue to the holders of the limited liability company interests of ZaZa and the managing partners of ZaZa, upon consummation of the transaction, secured subordinated promissory notes with aggregate principal amount of up to $67.1 million. Under the terms of the transactions the aggregate principal amount of the secured subordinated promissory notes would be reduced to the extent that ZaZa or New ZaZa has cash available to pay to the holders of the limited liability company interests of ZaZa and the managing partners of ZaZa without causing the minimum cash condition to fail to be satisfied. However, such cash is likely to be available only to the extent that ZaZa, Toreador and/or New ZaZa are able to secure financing.

New ZaZa is expected to have a high degree of leverage after the proposed transactions that could have important consequences, including:

•	increasing New ZaZa’s vulnerability to adverse economic, industry or competitive developments;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on the indebtedness (including up to $5 million per year to make interest payments to the secured subordinated promissory notes to the current ZaZa owners), therefore reducing New ZaZa’s ability to use cash flow to fund operations, capital expenditures and future business opportunities;

•	restricting New ZaZa from making strategic acquisitions or causing New ZaZa to make non-strategic divestitures;

•	limiting New ZaZa’s ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•

limiting New ZaZa’s flexibility in planning for, or reacting to, changes in its business or market conditions and placing New ZaZa at a competitive disadvantage compared to competitors who are less highly leveraged and who therefore may be able to take advantage of opportunities that New ZaZa’s leverage prevents it from exploiting.

In addition, the terms of any financing that may be obtained by New ZaZa, ZaZa or Toreador will likely subject them to a number of financial or operational covenants as well as compliance with certain financial ratios. For example, the covenants may impose restrictions on them, including the ability to incur additional indebtedness and liens, make loans and investments, make capital expenditures, sell assets, engage in mergers, acquisitions and consolidations, enter into transactions with affiliates, enter into sale and leaseback transactions and pay dividends on New ZaZa’s common stock. A breach of any of the covenants imposed on New ZaZa, Toreador or ZaZa by the terms of any indebtedness, including any financial or operational covenants, could result in a default under such indebtedness. In the event of a default, the lenders could terminate their commitments to ZaZa, Toreador or New ZaZa, and could accelerate the repayment of all of ZaZa’s, Toreador’s and New ZaZa’s indebtedness. In such case, New ZaZa (and ZaZa and Toreador) may not have sufficient funds to pay the total amount of accelerated obligations, and the lenders could proceed against the collateral securing the facilities, which will likely consist of substantially all of the assets of ZaZa, Toreador and New ZaZa. Any acceleration in the repayment of indebtedness or related foreclosure could have a material adverse effect on New ZaZa’s business.

The consideration payable to Toreador stockholders in the proposed merger is based on a fixed exchange ratio, and so the value of New ZaZa common stock received in the proposed merger may be less than the value of the Toreador common stock as of the date of the merger agreement, the date of this quarterly report or the date of the Special Meeting.

Toreador stockholders will receive one share of New ZaZa common stock for each share of Toreador common stock, and this exchange ratio is fixed and will not be adjusted in the event of any changes in the price of Toreador common stock prior to the proposed merger. The market price of Toreador common stock at the time of consummation of the proposed merger may vary significantly from the price on the date the merger agreement or the date of the special meeting of Toreador stockholders. These variations may be caused by, among other things, changes in the businesses, operations, results or prospects of Toreador or ZaZa, market expectations of the likelihood that the transactions will be completed and the timing of completion, the prospects of post-merger operations, the effect of any conditions or restrictions imposed on or proposed with respect to the combined company by regulatory agencies and authorities, general market and economic conditions and other factors. Because the exchange ratio will not be adjusted in the event of any changes in the market value of Toreador common stock, the market value of New ZaZa common stock issued in the merger may be less than the value of the Toreador common stock at the consummation of the merger or on such earlier dates.

The proposed merger will result in a significant dilution of the interests of the Toreador stockholders.

The consummation of the proposed merger and related transactions will result in a significant dilution of the interests of the holders of the outstanding shares of Toreador common stock. Since Toreador stockholders, in the aggregate, will own 25% of New ZaZa, each such stockholder will have a significantly smaller percentage ownership of New ZaZa than such stockholder owned of Toreador.

The majority of New ZaZa’s common stock will be owned by the current ZaZa owners, whose interests may not be aligned with the interests of Toreador stockholders.

After the consummation of the proposed transactions, the former holders of Toreador common stock will own 25% of the outstanding New ZaZa common stock and the current ZaZa owners will own the remaining 75%. Under the stockholders’ agreement entered into between the current ZaZa owners and New ZaZa, during the three years following the closing, the current ZaZa owners will be entitled to designate a proportional number of directors to the Board of directors of New Zaza (the “Board”) ((but not more than seven) based upon the current ZaZa owners’ (and their permitted transferees’) percentage ownership of New ZaZa. During such period, as long as the current ZaZa owners (and their permitted transferees) own at least 72.2% of the outstanding shares of New ZaZa common stock, they will continue to have the right to designate seven directors. The remaining directors of New ZaZa will be nominated by a nominating committee consisting of two directors selected by the Toreador designees on the Board (and their successors) and one independent director selected by the current ZaZa owners. During the three years after closing, the current ZaZa owners will be required to vote their ZaZa shares in favor of the nominees of the nominating committee. However, after the third anniversary of the closing, there will be no limitation on the number of directors of New ZaZa that the current ZaZa owners may nominate and elect and, as such, they may be able to nominate and elect the entire Board and remove any directors, including directors who were Toreador designees or nominated by the Board’s nominating committee. In addition, as a result of their share ownership in New ZaZa, the current ZaZa owners will be able to control all matters requiring approval by New ZaZa stockholders, including, but not limited to: mergers, consolidations or acquisitions; the sale of all or substantially all of New ZaZa’s assets and other decisions affecting New ZaZa’s capital structure; the amendment of New ZaZa’s certificate of incorporation and bylaws, and New ZaZa’s liquidation, winding up and dissolution. Finally, under the stockholders’ agreement, the current ZaZa owners are subject to a three-year standstill period starting on the date of the consummation of the proposed transactions. However, once the stand-still period ends, there will be no contractual restriction on the current ZaZa owners’ ability to purchase additional shares of New ZaZa common stock or take New ZaZa private on terms that may not be favorable to the other stockholders of New ZaZa. The interests of the current ZaZa owners may not be aligned with the interests of the former Toreador stockholders. This concentration of share ownership may have a material adverse effect on the trading price of New ZaZa’s common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

There is a potential market overhang that could depress the value of New ZaZa’s common stock, and future sales of its common stock could put a downward pressure on, and could have a material adverse effect on, the price of New Zaza common stock.

After the consummation of the proposed transaction, the current ZaZa owners will own 75% of the outstanding New ZaZa common stock and may dispose of a substantial percentage of their stock from time to time after the six month anniversary of closing, including in open-market transactions and underwritten offerings. In that regard, the stockholders’ agreement provides that, after the six-month anniversary of the consummation of the transactions, the holders of at least 25% of New ZaZa common stock will have the right to request, up to ten separate times, that New ZaZa file a registration statement, which may be a shelf registration statement, under the Securities Act of 1933, for New ZaZa common stock representing not less than the lesser of $10 million and 2.5% of the then-outstanding shares of New ZaZa common stock. Once registered, shares of New ZaZa common stock generally can be freely sold in the public market. In addition, the current ZaZa owners will have the right to require that New ZaZa effect for them up to two underwritten offerings per year. The possibility that substantial amounts of our outstanding common stock may be sold by the current ZaZa owners, or the perception that such sales could occur, could materially adversely affect the market price of New ZaZa’s common stock and impair the ability of New ZaZa to raise additional capital through the sale of equity securities in the future. In addition, this selling activity could decrease the level of public interest in New ZaZa common stock, inhibit buying activity that might otherwise help support the market price of New ZaZa common stock, and prevent possible upward price movements in New ZaZa common stock.

The integration of Toreador and ZaZa following the proposed transactions may present significant challenges that may reduce the anticipated potential benefits of the transactions.

Toreador and ZaZa likely will face significant challenges in consolidating functions and integrating their organizations, procedures and operations in a timely and efficient manner, as well as retaining key personnel. The integration of Toreador and ZaZa will be complex and time-consuming due to the locations of their corporate headquarters and the size and complexity of each organization. The principal challenges will include the following:

•	integrating accounting systems and internal controls over accounting and financial reporting;

•	integrating Toreador’s and ZaZa’s existing businesses; and

•	preserving customer, supplier and other important business relationships.

The respective managements of Toreador and ZaZa will have to dedicate substantial effort to integrating the businesses. These efforts could divert management’s focus and resources from the company’s business, corporate initiatives or strategic opportunities during the integration process.

Toreador and ZaZa will incur significant transaction and merger-related integration costs in connection with the proposed transactions.

Toreador and ZaZa expect to pay transaction costs of approximately $17.8 million in the aggregate, excluding change of control severance payments to some of their departing employees. These transaction fees include investment banking, legal and accounting fees and expenses, expenses associated with the financing of the transactions, SEC filing fees, printing expenses, mailing expenses and other related charges. These amounts are preliminary estimates that are subject to change. A portion of the transaction costs will be incurred regardless of whether the transactions are consummated. Toreador and ZaZa will each pay its own transaction costs, except that Toreador will pay the costs, expenses and filing fees for its regulatory filings and for printing and distributing the registration statement and the proxy statement/prospectus. Toreador and ZaZa also expect to incur costs associated with integrating the operations of the two companies and these costs could be significant and could have a material adverse effect on New ZaZa’s future operating results.

While the transactions are pending, Toreador and ZaZa will be subject to business uncertainties and contractual restrictions that could have a material adverse effect on their businesses.

Uncertainty about the effect of the transactions on customers and suppliers may have a material adverse effect on Toreador and ZaZa and, consequently, on New ZaZa. These uncertainties could cause customers, suppliers and others who deal with Toreador and ZaZa to seek to change existing business relationships with Toreador and ZaZa. In addition, the merger agreement restricts Toreador and ZaZa, without the other party’s consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until the transactions occur or the merger agreement terminates. These restrictions may prevent Toreador and ZaZa from pursuing otherwise attractive business opportunities that may arise prior to completion of the transactions or termination of the merger agreement and from making other changes to their businesses. Management’s and our employees’ attention may be diverted from our day-to-day business because matters related to the proposed merger transactions may require substantial commitments of their tile and resources. Toreador’s relationships with customers, partners and vendors may be harmed due to uncertainties with regard to our business and prospects.

Failure to complete the proposed transactions could negatively impact the stock price and the future business and financial results of Toreador.

Our proposed merger is subject to a number of conditions that must be satisfied prior to the closing. For example, the stockholders of Toreador may not approve the transactions, or the parties may not satisfy the other conditions to the completion of the transactions. If the transactions are not completed for any reason, Toreador’s business, financial condition, results of operations and cash flow may be harmed and Toreador could be subject to several risks, including the following:

•	being required to pay ZaZa a termination fee of up to $3.5 million in certain circumstances;

•

having Toreador’s management’s focus directed toward the transactions and integration planning instead of on Toreador’s core business and other opportunities that could have been beneficial to Toreador;

•	incurring substantial transaction costs related to the proposed merge; and requiring us to raise additional capital in 2012 to meet fees and expenses associated with the failed merger.

Further, Toreador would not realize any of the expected benefits of having completed the transactions.

In addition, if the agreement is terminated because Toreador breaches any of its representations, warranties or covenants in the merger agreement, and, as a result, the closing conditions relating to the accuracy of its representations and warranties or its compliance with its covenants cannot be satisfied, Toreador will be required to pay ZaZa its out of pocket expenses up to $750,000.

If the transactions are not completed, the price of Toreador common stock may decline to the extent that the current market price of that stock reflects a market assumption that the transactions will be completed and that the related benefits will be realized, or a market perception that the transactions were not consummated due to an adverse change in Toreador’s business. In addition, Toreador’s business may be harmed, and the price of its stock may decline as a result, to the extent that customers, suppliers and others believe that Toreador cannot compete in the marketplace as effectively without the transactions or otherwise remain uncertain about Toreador’s future prospects in the absence of the transactions. Similarly, current and prospective employees of Toreador may experience uncertainty about their future roles with the resulting company and choose to pursue other opportunities, which could have a material adverse effect on Toreador if the transactions are not completed. The realization of any of these risks may materially adversely affect the business, financial results, financial condition and stock price of Toreador.

Some of the directors and executive officers of Toreador have interests in the transactions that are different from the interests of Toreador’s stockholders.

Some directors and executive officers of Toreador have interests in the transactions that are different from, or in addition to, the interests of the Toreador stockholders. These interests include (1) their designation as New ZaZa directors or executive officers following the completion of the transactions, (2) the fact that the completion of the transaction will result in the acceleration of vesting of restricted stock awards held by the executive officers of Toreador and (3) the fact that the two executive officers of Toreador have employment agreements with change of control provisions that will entitle them to cash payments and other benefits if the transactions are completed and their employment is terminated or if the executive in question resigns or terminates his employment under certain specified circumstances.

The merger agreement contains provisions that could discourage or make it difficult for a third party to acquire the company prior to the completion of the merger.

The merger agreement contains provisions that make it difficult for us to entertain a third-party proposal for an acquisition. These provisions include the general prohibition on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, and the requirement that we pay a termination fee of $3.5million if the merger agreement is terminated in specified circumstances. These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition, even one that may be deemed of greater value than the proposed merger to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party’s offering of a lower value to our stockholders than such third party might otherwise have offered.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Contribution, dated August 9, 2011, by and among Toreador Resources Corporation, ZaZa Energy, LLC, ZaZa Energy Corporation and Thor Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to Toreador Resources Corporation’s Current Report on Form 8-K filed August 10, 2011).

2.2	Contribution Agreement, dated August 9, 2011, by and among Blackstone Oil & Gas, LLC, Omega Energy Corp., Lara Energy, Inc. and ZaZa Energy Corporation (incorporated by reference to Exhibit 2.2 to Toreador Resources Corporation’s Current Report on Form 8-K filed August 10, 2011).

2.3	Net Profits Interests Contribution Agreement, dated August 9, 2011, by and among the holders of net profits interests of ZaZa Energy, LLC and ZaZa Energy Corporation (incorporated by reference to Exhibit 2.3 to Toreador Resources Corporation’s Current Report on Form 8-K filed August 10, 2011).

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

TOREADOR RESOURCES CORPORATION

November 9, 2011	/s/ Craig M. McKenzie

Craig M. McKenzie
President and Chief Executive Officer

November 9, 2011	/s/ Marc Sengès

Marc Sengès
Chief Financial Officer